Form 10-K
period 1996-03-31
Q LOGIC CORP
filed 1996-06-17
CIK 918386

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(Mark One)

                /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

              / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     33-0537669
           (State of incorporation)                (I.R.S. Employer Identification No.)
            3545 HARBOR BOULEVARD                                 92626
            COSTA MESA, CALIFORNIA                              (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (714) 438-2200

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE

        RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                (Title of class)

                            ------------------------

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

     As of May 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $60,710,775.

     As of May 31, 1996, the registrant had 5,613,901 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:

Part II, Items 6, 7 and 8          --   Annual Report to Stockholders for the year ended March 31, 1996
Part III, Items 10, 11, 12 and 13  --   Definitive proxy statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     QLogic Corporation ("QLogic") was organized as a California corporation in 1992. Unless the context indicates otherwise, the "Company" and "QLogic" each refer to the Registrant and its subsidiary.

     All references to years refer to the Company's fiscal years ended March 31, 1996, April 2, 1995, and April 3, 1994, as applicable, unless the calendar years are specified. References to dollar amounts, except share and per share data, are in thousands, unless otherwise specified.

SIGNIFICANT BUSINESS DEVELOPMENT

  Distribution

     Prior to December 28, 1992, QLogic's former parent company, Emulex Corporation ("Emulex"), operated its micro devices business as a division ("EMD"). On March 30, 1992, the Board of Directors of Emulex approved in principle a plan of reorganization (the "Reorganization Plan"). Pursuant to the Reorganization Plan, QLogic was formed as a separate corporation on November 18, 1992, and on December 28, 1992 exchanged 5,000,000 shares of its common stock for the net assets of EMD.

     On February 24, 1994 (the "Distribution Date"), pursuant to the Reorganization Plan, Emulex declared a special dividend consisting of the distribution (the "Distribution") to its stockholders of all outstanding shares of common stock of QLogic. The purpose of the Distribution was to enable QLogic to gain independent access to equity markets so that it may use its capital stock as a source of funding for growth and acquisitions and to attract and retain key employees. The Distribution was completed on February 28, 1994, and QLogic became a publicly owned company on that date.

TECHNOLOGY AND PRODUCTS

     The Company is a supplier of Small Computer Systems Interface (SCSI) Very Large Scale Integration (VLSI) semiconductor chips. SCSI is an industry standard for connecting peripheral devices to computer systems. The Company designs and markets a full line of SCSI application standard products that meet the requirements of host side (minicomputers, workstations and high-end PCs) as well as target side (hard disk, tape, CD-ROM, and removable media drives) systems designers.

     In recent years the power and speed of computer operations have increased by several magnitudes, and continued improvements in computer technology have made possible new architectural advances in both standard microcomputer and Reduced Instruction Set Computer (RISC) configurations. Such advances have made Input/Output (I/O) performance critical to overall system performance. In many applications, intelligent I/O controllers must now manage and direct the flow of data at high speeds between multiple CPUs and peripheral devices such as disk and tape drives, scanners, printers and CD-ROMs. The Company addresses this I/O bottleneck by supplying a broad range of VLSI semiconductor solutions.

     The Company markets its products to customers worldwide, both directly and through sales representatives. It also conducts its own product testing, engineering support and quality assurance, and uses outside subcontractors to manufacture wafers and assemble products to its specifications using its proprietary designs and incorporating its proprietary firmware and software.

PATENTS AND LICENSES

     The Company believes that patents are of less significance in its industry than such factors as innovative skills, technological expertise and marketing abilities. The Company plans to continue to apply for patents both in the United States and in foreign countries, when it deems it to be advantageous to do so. The Company believes that there can be no assurance that patents will be issued, or that any patent issued will provide significant protection or could be successfully defended.

     As is the case with many companies in the electronics industry, it may be desirable for the Company to obtain technology licenses from other companies in the future. The Company has occasionally received notices of claimed infringement of intellectual property rights and may receive additional such claims in the future. The Company evaluates all such claims and, if necessary, will seek to obtain appropriate licenses. There can be no assurance that any such licenses, if required, will be available on acceptable terms.

SELLING AND MARKETING

     The Company markets its products worldwide to OEMs, VARs, systems integrators, industrial distributors, resellers, and end-users. At the end of fiscal 1996, the domestic selling organization included three regional directors located in satellite offices. At the end of fiscal 1996, the international selling organization included one country manager located in one international sales office.

     The Company's export revenues were approximately 55, 62 and 71 percent of consolidated net revenues for 1996, 1995 and 1994, respectively. In 1996, the majority of export shipments were to Pacific Rim countries. The decline in export revenue is described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Revenues."

     QLogic's export sales are subject to certain risks common to all export activities, such as governmental regulation and the risk of imposition of tariffs or other trade barriers. Export sales of many products must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

     Tokyo Electron (TEL) is a Japan-based distributor that sells to a dozen Japan-based OEM's that use QLogic products. Products sold to TEL destined for Fujitsu and Hitachi accounted for 16 and 14 percent, respectively, of QLogic's revenue for fiscal year 1996. At the request of some Japan-based OEM's, the Company intends to transition product distribution to some OEM customers from TEL to a small newly formed distribution company. Although management does not believe the transition will adversely impact the Company's sales to Japan, there can be no assurance that the transition will successfully be completed. QLogic is reimbursing the distributor for its start up cost.

     Company sales to Tokyo Electron (TEL) accounted for 42, 24 and 33 percent of total net revenues for fiscal 1996, 1995 and 1994, respectively. Company sales to Sun Microsystems accounted for 13 percent of total net revenues in fiscal 1996. Company sales to Avex Electronics accounted for 11 percent of total net revenues in fiscal 1996.

     Company sales to Micropolis Corporation accounted for approximately 14 and 15 percent of total net revenues for fiscal 1995 and 1994, respectively. The Company's product sales to Digital Equipment Corporation accounted for approximately 11 percent of total net revenues in fiscal 1995. Company sales to Seagate accounted for 16 percent of total net revenues for 1994. Company sales to Micropolis, DEC, Sun, and Avex were less than 10% for years in which comparisons were not provided above.

     Sales of QLogic products are highly concentrated among its top customers. Furthermore, QLogic's top three customers accounted for approximately 66 percent of revenues for fiscal 1996. There can be no assurances that sales to such customers will continue or remain at comparable levels. QLogic's operating results have been, and may continue to be, adversely affected by the development by one or more of such customers of alternative sources, including the internal development by such customers of products competitive with those of QLogic. The Company believes it is a supplier of quality products and has good customer relations with these customers; however, sales to any large customer depend on demand for the customer's products and upon its decision to continue using QLogic as a supplier. With the exception of TEL, Sun and Avex, the Company believes that the loss of any one customer would not have a material adverse effect on its business.

     RELIANCE ON THE HIGH-PERFORMANCE COMPUTER MARKET

     A significant portion of QLogic's products are currently used in high-performance workstations, personal computers and other office automation products. QLogic's operating results may be adversely affected by a downturn in these markets. The semiconductor and peripheral systems industries have experienced cyclical declines and advances, uncertainty, slowing PC demand, and a declining semiconductor book-to-bill ratio. Factors contributing to cyclical change are complex and largely unpredictable. As QLogic grows, the cyclical nature of the industry may have a continuing impact on QLogic's business and operating results.

ORDER BACKLOG

     At March 31, 1996, the Company had product orders of approximately $15.5 million compared with approximately $6.6 million at April 2, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Income."

     All backlog is for delivery within six months or less, with the exception of a small percentage of orders. The majority of orders are subject to rescheduling and/or cancellation with little or no penalty. Given the nature of the Company's business, most backlog is normally scheduled to ship within a six-month period. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Therefore, the level of backlog at any one point in time is not necessarily indicative of trends in the Company's business.

     QLogic's customers have during fiscal 1996 encountered uncertain and changing demand for their products. They typically order from QLogic based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from QLogic. QLogic has during fiscal 1996 experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders.

ENGINEERING AND DEVELOPMENT

     At March 31, 1996, the Company employed approximately 63 engineers, other technicians and support personnel engaged in the development of new products and the improvement of existing products. Engineering and development expenses were approximately $7,191,000, $7,598,000 and $8,603,000 for fiscal 1996, 1995 and
1994, respectively.

COMPETITION

     QLogic's principal competitors in the integrated circuit I/O controller market are Cirrus Logic Corporation, Symbios Logic, Inc., and Adaptec Inc. Some of the Company's larger disk drive and computer systems customers have the capability to develop I/O controller integrated circuits for use in their products that could replace the Company's products. At least one major customer in the past has started making their own circuits and stopped buying from QLogic. QLogic believes that one of its principal competitive strengths in the integrated circuit I/O controller market is its ability to obtain major design wins as the result of its systems level expertise, integrated circuit design capability and substantial experience in I/O applications, particularly SCSI.

     QLogic's principal competitors in the host adapter market are Adaptec Corporation, Mylex Inc., and Advansys, Inc. In addition, some of the Company's customers involved in computer system manufacturing have the capability to develop host adapters for use in their products. Some of the potentially competing computer system manufacturers are also QLogic customers. QLogic believes that one of its principal competitive strengths in the host adapter market is its systems level expertise, integrated circuit design capability and substantial experience in I/O applications, particularly SCSI.

     QLogic believes competitive factors in design wins are time to market, performance, product features, price, quality and technical support. The markets for QLogic's products are highly competitive and are characterized by rapid technological advances, frequent new product introductions and evolving industry standards. QLogic's competitors continue to introduce products with improved performance characteristics and its customers continue to develop new applications. QLogic will have to continue to develop market-appropriate products to remain competitive. While QLogic continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that QLogic will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of data I/O and SCSI products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets.

     DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGY

     The markets for the products of QLogic are characterized by rapid changes in both product and process technologies. Because of continual improvements in these technologies, the Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be adversely affected.

MANUFACTURING AND SUPPLIES

     The Company produces two primary types of products, semiconductor products and circuit board products. The Company designs both the semiconductor and circuit board products, and both types of products are manufactured by outside vendors and then tested by QLogic personnel. Most component parts used by the outside vendors are standard off-the-shelf items which are, or can be, purchased from two or more sources.

     The Company believes that its semiconductor requirements do not justify the high costs of owning, operating and constantly upgrading a wafer fabrication facility. The Company purchases semiconductor products at both the probed die stage and at the fully packaged stage. By contracting with multiple semiconductor suppliers through purchase agreements and technology exchange licenses, the Company feels that it can access the appropriate process technologies in required volumes to execute its business plan. The Company's reliance on third-party semiconductor manufacturers involves risks. The risks include possible limitations of availability of product due to market abnormalities, the possible unavailability of, or delays in obtaining access to, certain process technologies, and the absence of complete control over semiconductor delivery schedules, manufacturing yields, and total production costs. The Company's semiconductor suppliers had a lower degree of capacity utilization at the end of fiscal year 1996 than at the end of fiscal year 1995. The Company believes that it will be able to procure the material it needs, however, reduction in available supplier capacity could limit the Company's future growth. Any of these factors could adversely impact QLogic's revenues and profits.

     The Company's employees monitor process yields in an effort to ensure consistent overall quality. Product is tested at both the wafer stage and at the fully packaged stage. Once packaged, all semiconductor parts are subjected to production testing as well as quality acceptance testing. Because probed die are typically procured on a fixed cost basis, any variation in final test yields affect the Company's cost per circuit. The Company retains the right to reject any parts based on failure to meet specified performance criteria. In the event the Company experiences poor test yields it would have a material adverse effect on operating results.

     For circuit board products, the Company buys sets of material in kitted form, and process engineering services from distributors. The kitted material is delivered to a subcontractor that works in conjunction with the distributor to assemble and test the circuit board products to QLogic specifications. The Company believes that its current circuit board volumes do not justify the high costs of owning and operating a circuit board assembly factory. There are numerous subcontractors in the field of circuit board assembly. The Company promotes access to required circuit board assembly process technologies by creating designs that are usable by many suppliers and attempting to establish their ability to manufacture quality product to QLogic specifications using the required process technologies. The Company's reliance on third-party circuit board assemblers involves risks. The risks include possible limitations of availability of product due to market abnormalities, the possible unavailability of, or delays in obtaining access to, certain process technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. Any of these risks could adversely impact QLogic's revenues and profits.

     The Company attempts to ensure circuit board to product quality through process audits, and inspecting finished products at the subcontractor's site as well as at the Company after receiving product. The Company may reject any circuit board products that do not meet QLogic quality and workmanship standards.

     Electronic components have experienced a decrease in demand and a related increase in supply during fiscal 1996 causing reduced lead times and reduced costs on selected parts due to more available industry capacity. The decreased lead times allowed the Company to better react to demand changes. However, a significant delay in receiving these parts could have a material adverse effect upon the Company's business.

     The Company has its own testing facility to test the quality of subcontracted circuits, and emphasizes the quality and reliability of its products. The Company has been ISO 9001/TickIT certified since October 1994. The Company performs required final tests on products and audits finished goods inventory quality assurance procedures. The Company believes it has satisfactory relationships with its suppliers. The Company has an ongoing quality control program, which includes reporting, employee education and training.

EMPLOYEES

     The Company had 145 employees at March 31, 1996 and 161 employees at April 2, 1995. QLogic's future operating results will depend in large measure on its ability to attract and retain highly skilled employees who are in great demand. None of QLogic's employees is represented by a labor union.

ITEM 2.  PROPERTIES.

     The Company's corporate offices and principal product development, sales and operational facilities are currently located in one building approximately 70,000 square feet in size in Costa Mesa, California. The Company occupies the facility pursuant to a lease that expires in calendar 1999. The Company leases three sales offices domestically.

ITEM 3.  LEGAL PROCEEDINGS.

     In August 1993, Quality Semiconductor Incorporated (QSI) alleged that QLogic's corporate name and certain QLogic trademarks infringed upon QSI's rights in the trademark "Q", which QSI claims it owns for semiconductor products.

     In December 1993, QSI filed a complaint in the U.S. District Court for the Northern District of California, alleging trademark infringement by QLogic. On May 13, 1994, the Court issued a preliminary injunction enjoining the Company from using its stylized "QLogic" trademark. As a result, QLogic adopted a new stylized logo, in accordance with the guidelines set forth in the Court's order. The District Court found that there had been no intentional infringement and that there had been no damage to QSI, but the Court did not resolve certain issues with respect to QLogic's continued use of the letter "Q" and adoption of new trademarks.

     The parties reached an agreement on March 15, 1996, which settled all remaining issues in the matter and allowed QLogic to continue its use of the letter "Q" with certain restrictions. Under the agreement, QLogic made a one time payment to QSI for an amount which is to remain confidential, per the terms of the agreement. The settlement payment, which was accrued as of March 31, 1996, did not have a material adverse effect on QLogic's financial position or results of operations.

     Following initiation of the dispute between QLogic and QSI, the Company sought coverage from its insurance carrier for its attorney's fees and expenses in defending the trademark action brought by QSI. The insurer denied coverage, prompting QLogic to file suit in August 1995 for declaratory relief and breach of contract. The litigation is pending.

     The Company is not aware of any pending legal proceedings which could have a material adverse effect on the financial position or operations of the Company.

     The Company believes that it is in compliance with all city, state, and federal rules and regulations pertaining to environmental impact and use.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of fiscal 1996 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive and certain other officers of the Company are as follows:

                     NAME                    AGE                      POSITION
    ---------------------------------------  ---     -------------------------------------------
    H.K. Desai.............................  50      President and Chief Executive Officer
    Thomas R. Anderson.....................  52      Vice President and Chief Financial Officer
    Michael R. Manning.....................  42      Secretary and Treasurer
    David Tovey............................  51      Vice President, Marketing

     Officers of the Company are elected annually by the Board of Directors for each year period, or portion thereof, and serve at the discretion of the Board of Directors of the Company.

     Mr. Desai joined the Company in August 1995 as President and Chief Technical Officer. He was subsequently promoted to President and Chief Executive Officer. From May 1995 to August 1995, he was Vice President, Engineering (Systems Products) at Western Digital Corporation, a manufacturer of disk drives. From July 1990 until May 1995, he served as director, and subsequently Vice President of Engineering at QLogic. From 1980 until joining the Company in 1990 Mr. Desai was an Engineering Section Manager at Unisys Corporation, a computer system manufacturer.

     Mr. Anderson joined the Company in July 1993 as Chief Financial Officer. Prior to joining the Company, Mr. Anderson was Executive Vice President, Chief Operating Officer and Chief Financial Officer of HIARC, Inc., a software startup company. From October 1990 to December 1992, he was corporate Senior Vice President and Chief Financial Officer at Distributed Logic Corporation, a manufacturer of tape and disk controllers and subsystems. From June 1982 to April 1990, he held various positions, the latest of which was corporate Vice President and Chief Financial Officer with Cipher Data Products, Inc., a supplier of tape and optical disk drives to the computer industry.

     Mr. Manning joined Emulex, a network product manufacturer (QLogic's former parent company) in July 1983 as Director of Tax. He was named Senior Director and Treasurer of Emulex in April 1991 and Secretary in August 1992. Mr. Manning joined the Company in June 1993. Prior to joining Emulex, Mr. Manning was a Tax Manager at KPMG Peat Marwick LLP, independent certified public accountants.

     Mr. Tovey joined the Company in April 1994 as Vice President Marketing. From March 1985 to April 1994, he held various positions with Toshiba America Information Systems, a computer system manufacturer including director of technology planning and Vice President of OEM marketing. Prior to Toshiba, Mr. Tovey held various marketing and sales management positions with Unisys Corporation.

     None of the executive officers of the Company has any family relationship with any other executive officer of the Company or director of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET AND PRICES

     Shares of common stock of the Company are traded and quoted in the NASDAQ National Market System under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of common stock of the Company for each quarterly period of the two most recent years as reported on NASDAQ.

                                                                             SALES PRICES
                                                                             -------------
                                                                             HIGH     LOW
                                                                             ----     ----
    FISCAL 1996
    First Quarter..........................................................  5.12     4.25
    Second Quarter.........................................................  6.62     4.25
    Third Quarter..........................................................  8.87     5.62
    Fourth Quarter.........................................................  9.12     6.50

                                                                             HIGH     LOW
                                                                             ----     ----
    FISCAL 1995
    First Quarter..........................................................  6.75     4.00
    Second Quarter.........................................................  6.75     4.25
    Third Quarter..........................................................  7.75     5.50
    Fourth Quarter.........................................................  9.38     4.12

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of common stock of the Company as of May 31, 1996 was 483.

DIVIDENDS

     The Company has never paid cash dividends on its common stock and has no current intention to do so.

     On June 4, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan ("the Rights Plan") pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the common stock.

     The Rights dividend will be payable on June 20, 1996 to the holders of record of shares of common stock on that date. Each Right entitles the registered holder, on certain events, to purchase from the Company 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, 200,000 shares authorized and no shares issued or outstanding at June 4, 1996 (the "Series A Preferred Stock"), at a price of $45.00 per 1/100th of a share, subject to adjustment.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table of certain selected data regarding the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                            SELECTED FINANCIAL DATA

                                                               FISCAL YEAR ENDED
                                         -------------------------------------------------------------
                                                        APRIL       APRIL
                                         MARCH 31,       2,          3,        MARCH 28,     MARCH 29,
                                           1996         1995        1994         1993          1992
                                         ---------     -------     -------     ---------     ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENTS OF OPERATIONS DATA:
Net revenues...........................   $53,779      $57,675     $44,902      $52,257       $39,386
Cost of sales..........................    34,413       34,285      28,148       27,190        21,247
                                          -------      -------     -------      -------       -------
          Gross profit.................    19,366       23,390      16,754       25,067        18,139
Operating expenses:
  Engineering and development..........     7,191        7,598       8,603        8,587         5,023
  Selling and marketing................     6,490        7,541       6,178        3,925         2,908
  General and administrative...........     4,501        4,872       4,356        3,363         2,624
  Impairment of goodwill...............        --           --         542           --            --
  Amortization of goodwill.............        --           --          99          133           133
  Consolidation charges................        --           --         507           --            --
                                          -------      -------     -------      -------       -------
     Total operating expenses..........    18,182       20,011      20,285       16,008        10,688
                                          -------      -------     -------      -------       -------
     Operating income (loss)...........     1,184        3,379      (3,531)       9,059         7,451
Transaction costs......................        --           --       1,142           --            --
Interest income (expense)..............        19          (53)       (104)         (90)          (72)
                                          -------      -------     -------      -------       -------
  Income (loss) before income taxes....     1,203        3,326      (4,777)       8,969         7,379
Income tax provision (benefit).........       537        1,361         (28)       3,109         2,560
                                          -------      -------     -------      -------       -------
  Net income (loss)....................   $   666      $ 1,965     $(4,749)     $ 5,860       $ 4,819
                                          =======      =======     =======      =======       =======
Net income per common and equivalent
  share(1).............................   $  0.12      $  0.35
                                          =======      =======
SELECTED BALANCE SHEET DATA:
Working capital........................   $13,334      $10,564     $ 6,424      $ 5,315       $ 6,017
Total assets...........................   $28,539      $24,592     $22,613      $18,457       $14,915
Long-term capitalized lease
  obligations, excluding current
  installments.........................   $   576      $   853     $ 1,156      $   986       $   871
Other non-current liabilities..........   $ 2,016      $ 1,381     $    --      $    --       $    --
Stockholders' equity...................   $16,277      $15,581     $13,615      $11,193       $10,145

- ---------------
(1) Per share data has not been presented for periods prior to fiscal 1995 as the Company operated as a wholly owned subsidiary of Emulex Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth selected items from the QLogic Corporation Consolidated Statements of Operations and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements included elsewhere herein. Reference to amounts are in thousands unless otherwise specified. Prior to December 28, 1992, Emulex Corporation ("Emulex") operated the micro devices business as a division ("EMD"). On March 30, 1992, the Board of Directors of Emulex approved in principle a plan of reorganization (the "Reorganization Plan"). Pursuant to the Reorganization Plan, QLogic was formed as a separate corporation on November 18, 1992 and on December 28, 1992 exchanged 5,000,000 shares of its common stock for the net assets of EMD.

     On February 24, 1994, pursuant to the Reorganization Plan, Emulex declared a special dividend consisting of the distribution (the "Distribution") to its stockholders of all outstanding shares of common stock of QLogic. The purpose of the Distribution was to enable QLogic to gain independent access to equity markets so that it may use its capital stock as a source of funding for growth and acquisitions and to attract and retain key employees.

                                                             FISCAL YEAR ENDED
                                       -------------------------------------------------------------
                                        MARCH 31, 1996         APRIL 2, 1995         APRIL 3, 1994
                                       -----------------     -----------------     -----------------
                                                          (DOLLARS IN THOUSANDS)
Net revenues.........................  $53,779     100.0%    $57,675     100.0%    $44,902     100.0%
Cost of sales........................   34,413      64.0      34,285      59.4      28,148      62.7
                                       -------     -----     -------     -----     -------     -----
  Gross profit.......................   19,366      36.0      23,390      40.6      16,754      37.3
Operating expenses:
  Engineering and development........    7,191      13.4       7,598      13.2       8,603      19.2
  Selling and marketing..............    6,490      12.1       7,541      13.1       6,178      13.8
  General and administrative.........    4,501       8.3       4,872       8.4       4,356       9.7
  Impairment of goodwill.............       --        --          --        --         542       1.2
  Amortization of goodwill...........       --        --          --        --          99       0.2
  Consolidation charges..............       --        --          --        --         507       1.1
                                       -------     -----     -------     -----     -------     -----
     Total operating expenses........   18,182      33.8      20,011      34.7      20,285      45.2
                                       -------     -----     -------     -----     -------     -----
     Operating income (loss).........  $ 1,184       2.2%    $ 3,379       5.9%    $(3,531)    (7.9)%
                                       =======     =====     =======     =====     =======     =====

NET REVENUES

     Net revenues for the year ended March 31, 1996 decreased $3.9 million or
6.8 percent from fiscal 1995 to $53.8 million. The decrease was primarily due to decreases in sales of the TEC, board, license and ISP product lines of $11.4 million, $1.5 million, $0.7 million, and $0.6 million, respectively. The decreases were partially offset by an increase in FAS and ISP product lines of $6.7 million and $4.3 million. The overall decline was due to unfavorable market conditions, particularly in the first quarter of fiscal 1996.

     Export revenues for fiscal 1996 decreased $6.0 million or 16.7 percent from the prior fiscal year to approximately $29.8 million. The decrease resulted primarily from U.S. exports to Singapore declining $14.9 million. All of the Company's customers in Singapore are, or were, major customers. The decline in sales to Singapore was partially offset by an increase in sales to Japan of $9.1 million. The Company is negotiating with a small Japanese company to distribute the Company's products in Japan. The negotiations may result in a shift of revenue from the Company's primary distributor in Japan, Tokyo Electron, to the new distributor.

     Net revenues for the year ended April 2, 1995 increased $12.8 million or
28.5 percent over fiscal 1994, to $57.7 million. The increase was a result of growth in board, ISP and other product sales of $9.6 million, $4.8 million, and $0.3 million, respectively. An offsetting sales decrease of $1.9 million occurred in the TEC product line.

COST OF SALES

     The cost of sales percentage for the year ended March 31, 1996 was 64.0 percent, an increase of 4.6 percent over the prior fiscal year. The increase in the cost of sales percentage was primarily due to inventory write-down charges being higher in the current year compared to the prior year.

     The cost of sales percentage for the year ended April 2, 1995 was 59.4 percent, a decrease of 3.3 percent from the prior fiscal year. The decrease in the cost of sales percentage was primarily due to inventory write-down charges in fiscal 1994 which were not required in fiscal 1995.

OPERATING EXPENSES

     Operating expenses for the year ended March 31, 1996 decreased $1.8 million or 9.1 percent from the prior fiscal year. The decrease in operating expenses was due to selling and marketing expenses decreasing by $1.1 million primarily attributable to a reduction in advertising. Additionally, engineering and development expenditures decreased by $0.4 million due to reduced equipment repair, consulting, and depreciation expenses. General and administrative expenses decreased $0.4 million primarily due to decreased bad debt expense.

     Operating expenses for the year ended April 2, 1995 decreased $0.3 million or 1.4 percent from the prior fiscal year. The decrease in operating expenses was due to non-recurring expenses in the previous fiscal year, namely consolidation charges of $0.5 million, goodwill amortization of $0.1 million and goodwill impairment of $0.5 million, which were not required in fiscal year 1995. Additionally, engineering and development expenditures decreased by $1.0 million. Offsetting expenditure increases occurred in general and administrative of $0.5 million related to bad debt expense, and in selling and marketing of $1.4 million reflecting costs to support market expansion.

OPERATING INCOME

     The Company's results for the twelve month period ended March 31, 1996 were adversely impacted in the first half of the year by the loss of sales to Seagate Technology, Inc. Also during the fiscal year, one large OEM decreased purchases of one older product at a much faster rate than purchases increased for its replacement product. These events reduced the Company's gross profits for fiscal year 1996.

     Operating income for the year ended March 31, 1996 decreased $2.2 million from the year ended April 2, 1995. The lower operating income for the year ended March 31, 1996 was associated with gross profit as a percentage of sales decreasing by 4.6 percent compared to the prior year. A partially offsetting factor was a decrease in operating expense of $1.8 million from the prior fiscal year.

     Operating income for the year ended April 2, 1995 increased $6.9 million from the year ended April 3, 1994. The higher operating income for the year ended April 2, 1995 was associated with gross profit as a percentage of sales increasing by 3.3 percent compared to the prior year. Also contributing to the increase in operating income was an operating expense decrease of $0.3 million from the prior fiscal year.

     Both the semiconductor and the computer peripherals industries are highly competitive and are characterized by rapidly changing technology and evolving industry standards. All of the Company's products compete with products available from numerous companies, many of which have substantially greater research and development, marketing and financial resources, manufacturing capability, customer support organizations and brand recognition than those of the Company. There can be no assurance that the Company's SCSI products will be able to compete successfully with other SCSI products offered presently or in the future by other SCSI vendors.

     Although the Company believes that it provides an adequate allowance for sales returns, there can be no assurance that future sales returns will not exceed the Company's allowance in any particular fiscal quarter, and therefore, could have a material adverse effect on operating results.

     The Company provides its major distributors and certain volume purchasers with price protection in the event that the Company reduces the price of its products. Although the Company believes that it has provided an adequate allowance for price protection, there can be no assurance that the impact of future price reductions by the Company will not exceed the Company's allowance in any specific fiscal period. Any price protection in excess of recorded allowances could result in a material adverse effect on operating results.

     A significant portion of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and have typically been concentrated in the latter half of that month. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major distribution customers at the time of the orders. Major distribution customers sometimes receive negotiated cash rebates, market development funds, and extended payment terms from the Company for incentive purposes, in accordance with, or in some cases, above and beyond standard industry practice. Changes in purchasing patterns by one or more of the Company's major customers, customer policies pertaining to desired inventory levels of Company products, negotiations of rebate and market development funds, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results. These factors could also increase the inventory levels maintained by the Company and adversely affect the inventory reserves required to be maintained by the Company.

     The Company's revenue during the fourth quarter of fiscal 1996 resulted primarily from the Company's OEM business. In the Company's OEM business, backlog is a significant source of subsequent period revenue and profits. The Company's backlog at March 31, 1996 was approximately $15.5 million, a $8.9 million increase from the end of the prior fiscal year.

     The Company believes that there is a desire among certain major distribution customers and volume purchasers to reduce their on-hand inventory levels of computer products, including the Company's products. This could have a significant adverse impact on the Company's operating results during the future period or periods that such customers initiate such inventory reductions. The timing of new product announcements and introductions by the Company or significant product returns by major distribution customers to the Company could also result in material fluctuations in quarterly operating results.

     In addition to the factors described above that could adversely affect the Company's business and results of operations, and, therefore, the market valuation of its common stock, the Company's future results of operations may be impacted by various trends and uncertainties that are beyond the Company's control, including adverse changes in general economic conditions, government regulations and foreign currency fluctuations.

     Other characteristics of the Company and the computer software and hardware industry may adversely impact the Company. As the Company's products become more complex, the Company could experience delays in product development that are common in the computer industry. Significant delays in product development and release would adversely affect the Company's results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's research and development efforts will be successful. Furthermore, introduction of new products, moving production of existing products to different suppliers, and customers' extended use of mature products involves substantial business risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and expedite charges, in addition to lower sales and lower profits.

     As a result of the foregoing factors, past performance trends by the Company may not be indicative of future operating results and should not be used by investors in predicting or anticipating future results. The market price of the Company's common stock has been, and may continue to be, volatile. Factors identified above, along with other factors that may arise in the future, quarterly fluctuations in the Company's operating results and general conditions or perceptions of securities analysts relating to technology stocks in general or to the Company specifically, may have a significant impact on the market price of the Company's common stock and could cause substantial market price fluctuations over short periods.

NEW ACCOUNTING STANDARDS

     Stock Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair market based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal 1997. While the Company is still evaluating Statement No. 123, the Company currently expects to elect to continue to measure compensation costs under APBO No. 25, and comply with the pro forma disclosure requirements. If the Company makes this election, Statement No. 123 will have no impact on the Company's financial position or results of operations.

     Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of Statement No. 121 will not have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     QLogic has financed its recent working capital needs and capital expenditure requirements primarily from internally generated funds and facilities and equipment leases.

     During the fiscal year, the Company's cash position improved from a cash balance of $1.1 million at April 2, 1995, to a record level of $8.4 million at March 31, 1996, with no outstanding bank indebtedness. The growth in cash is attributable to improvements in cash collection, improved cash management, and internal efficiency.

     Working capital at March 31, 1996 increased by $2.8 million from April 2, 1995 primarily due to increases in cash offset by reduced liabilities, compared to a working capital increase of $4.1 million at the end of fiscal 1995 from the prior fiscal year, primarily due to increases in accounts receivable and inventories.

     QLogic has a line of credit of up to $7.5 million with Silicon Valley Bank. There were no borrowings under the line of credit during the year ended March 31, 1996. The line of credit with Silicon Valley Bank expires July 5, 1996. It is the Company's intention to attempt to extend the line of credit.

     QLogic anticipates capital expenditures in fiscal 1997 will be approximately $3.5 million. QLogic also has long-term capital lease commitments of approximately $0.9 million which are due over the next five years. QLogic believes that existing cash balances, facilities and equipment leases, cash flow from operating activities and its available line of credit should be sufficient to satisfy its anticipated long-term operating and capital expenditure requirements.

     In order to increase working capital to take advantage of business opportunities, the Company may seek additional equity and/or debt financing within the next twelve months.

     Prior to the Distribution, QLogic and Emulex entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex and to implement the Distribution as a tax-free distribution. The total amount due Emulex pursuant to the Tax Sharing Agreement at March 31, 1996 is $1,760,000 which is included in other non-current liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and bear interest, commencing January 1, 1996, at the rate applicable to underpayments of Federal Income Taxes, which was 9 percent at March 31, 1996. Interest due Emulex is payable quarterly beginning April 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are referenced in Item 14(a).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
QLogic Corporation:

     We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiary as of March 31, 1996 and April 2, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiary as of March 31, 1996 and April 2, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Orange County, California
May 17, 1996

                               QLOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND APRIL 2, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            1996        1995
                                                                           -------     -------
ASSETS
Cash.....................................................................  $ 8,414     $ 1,149
Accounts and notes receivable, less allowance for doubtful accounts
  of $506 in 1996 and $595 in 1995 (note 7 and 8)........................    7,033       9,358
Inventories (notes 3 and 8)..............................................    6,670       6,547
Deferred income taxes (note 5)...........................................      648          87
Prepaid expenses and other current assets................................      239         200
                                                                           -------     -------
  Total current assets...................................................   23,004      17,341
Property and equipment, net (notes 4 and 8)..............................    5,520       6,773
Other assets.............................................................       15         478
                                                                           -------     -------
                                                                           $28,539     $24,592
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable (note 5)................................................  $ 6,177     $ 4,937
Accrued expenses (notes 6 and 12)........................................    3,218       1,537
Current installments of capitalized lease obligations (note 8)...........      275         303
                                                                           -------     -------
  Total current liabilities..............................................    9,670       6,777
Capitalized lease obligations, excluding current installments (note 8)...      576         853
Other non-current liabilities (note 5)...................................    2,016       1,381
Commitments and contingencies (notes 5 and 8)............................
Stockholders' equity (notes 11 and 14):
  Preferred stock, $.10 par value; 1,000,000 shares authorized;
     none issued and outstanding.........................................       --          --
  Common stock, $.10 par value; 12,500,000 shares authorized; 5,557,598 and 5,552,458 shares issued and outstanding in 1996 and 1995,
     respectively........................................................      556         555
  Additional paid-in capital.............................................   16,801      16,772
  Accumulated deficit....................................................   (1,080)     (1,746)
                                                                           -------     -------
     Total stockholders' equity..........................................   16,277      15,581
                                                                           -------     -------
                                                                           $28,539     $24,592
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED MARCH 31, 1996, APRIL 2, 1995 AND APRIL 3, 1994
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              1996           1995         1994
                                                           ----------     ----------     -------
Net revenues (notes 7 and 9).............................  $   53,779     $   57,675     $44,902
Cost of sales (note 9)...................................      34,413         34,285      28,148
                                                           ----------     ----------     -------
  Gross profit...........................................      19,366         23,390      16,754
Operating expenses (note 9):
  Engineering and development............................       7,191          7,598       8,603
  Selling and marketing..................................       6,490          7,541       6,178
  General and administrative.............................       4,501          4,872       4,356
  Impairment of goodwill.................................          --             --         542
  Amortization of goodwill...............................          --             --          99
  Consolidation charges (note 6).........................          --             --         507
                                                           ----------     ----------     -------
     Total operating expenses............................      18,182         20,011      20,285
       Operating income (loss)...........................       1,184          3,379      (3,531)
Transaction costs (note 9)...............................          --             --       1,142
Interest income (expense)................................          19            (53)       (104)
                                                           ----------     ----------     -------
  Income (loss) before income taxes......................       1,203          3,326      (4,777)
Income tax provision (benefit) (note 5)..................         537          1,361         (28)
                                                           ----------     ----------     -------
Net income (loss)........................................  $      666     $    1,965     $(4,749)
                                                           ==========     ==========     =======
Net income per common and equivalent share...............  $     0.12     $     0.35
                                                           ==========     ==========
Weighted average common and common equivalent shares.....   5,736,910      5,567,466
                                                           ==========     ==========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED MARCH 31, 1996, APRIL 2, 1995 AND APRIL 3, 1994
                                 (IN THOUSANDS)

                                                                        RETAINED     RECEIVED
                                         COMMON STOCK    ADDITIONAL     EARNINGS       FROM        TOTAL
                                        --------------    PAID-IN     (ACCUMULATED    EMULEX    STOCKHOLDERS'
                                        SHARES  AMOUNT    CAPITAL       DEFICIT)      CORP.        EQUITY
                                        -----   ------   ----------   ------------   --------   ------------
Balance on March 28, 1993.............  5,000   $1,000    $  9,279      $  1,038      $ (124)     $ 11,193
  Net transactions with
     Emulex Corporation, March 29,
     1993 to February 24, 1994........     --       --       6,937            --         124         7,061
  Issuance of common stock to Emulex
     Corporation......................    551      110          --            --          --           110
  Adjustment to par value due to
     reverse stock split..............     --     (555)        555            --          --            --
  Net loss............................     --       --          --        (4,749)         --        (4,749)
                                        -----   ------     -------       -------       -----       -------
Balance on April 3, 1994..............  5,551      555      16,771        (3,711)         --        13.615
  Net income..........................     --       --          --         1,965          --         1,965
  Issuance of common stock............      1       --           1            --          --             1
                                        -----   ------     -------       -------       -----       -------
Balance on April 2, 1995..............  5,552      555      16,772        (1,746)         --        15,581
  Net income..........................     --       --          --           666          --           666
  Issuance of common stock............      6        1          29            --          --            30
                                        -----   ------     -------       -------       -----       -------
Balance on March 31, 1996.............  5,558   $  556    $ 16,801      $ (1,080)     $   --      $ 16,277
                                        =====   ======     =======       =======       =====       =======

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED MARCH 31, 1996, APRIL 2, 1995 AND APRIL 3, 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1996        1995        1994
                                                                -------     -------     -------
Cash flows from operating activities:
  Net income (loss)...........................................  $   666     $ 1,965     $(4,749)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization............................    2,452       2,445       1,969
     Amortization and impairment of goodwill..................       --          --         641
     Loss on disposal of property and equipment...............       11          34         400
     Provision (benefit) for deferred income taxes............     (561)        (87)        519
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable...............    2,325      (3,351)         39
     Increase in inventories..................................     (123)     (1,372)       (463)
     Decrease (increase) in prepaid expenses and other current
       assets.................................................      (39)         30         (60)
     Decrease (increase) in other assets......................      463        (101)        414
     Increase (decrease) in accounts payable..................    1,240        (990)      1,128
     Increase (decrease) in accrued expenses..................    1,681        (100)        639
     Increase in other non-current liabilities................      635       1,381          --
                                                                -------     -------     -------
  Net cash provided by (used in) operating activities.........    8,750        (146)        477
                                                                -------     -------     -------
Cash flows used in investing activities:
  Additions to property and equipment.........................   (1,210)     (1,282)     (2,957)
                                                                -------     -------     -------
  Net cash used in investing activities.......................   (1,210)     (1,282)     (2,957)
                                                                -------     -------     -------
Cash flows from financing activities:
  Principal payments under capital leases.....................     (305)       (278)       (435)
  Proceeds from exercise of stock options.....................       30           1          --
  Net transactions with Emulex Corporation....................       --          --       5,769
                                                                -------     -------     -------
  Net cash provided by (used in) financing activities.........     (275)       (277)      5,334
                                                                -------     -------     -------
Net change in cash............................................    7,265      (1,705)      2,854
                                                                -------     -------     -------
Cash at beginning of year.....................................    1,149       2,854          --
                                                                -------     -------     -------
Cash at end of year...........................................  $ 8,414     $ 1,149     $ 2,854
                                                                =======     =======     =======
Cash paid during the year for:
  Interest....................................................  $   101     $   121     $    14
                                                                =======     =======     =======
  Income taxes................................................  $   404     $   252     $    --
                                                                =======     =======     =======

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the stated years, QLogic engaged in the following significant non-cash investing and financing transactions:

- - During fiscal year 1994, QLogic received property and equipment with a net book value of $1,402 in exchange for an account payable from Emulex. At the time the transaction took place, QLogic was a wholly-owned subsidiary of Emulex.

- - Effective February 20, 1994, QLogic issued 551,000 shares, with a total value of $110, to Emulex in exchange for an account payable. At the time the transaction took place, QLogic was a wholly-owned subsidiary of Emulex.

- - Capital lease obligations of $475 were incurred during fiscal year 1994 when the Company entered into lease agreements for new equipment.

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1996, APRIL 2, 1995 AND APRIL 3, 1994
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (1)  BASIS OF PRESENTATION

     QLogic Corporation ("QLogic" or the "Company") is a supplier of Small Computer Systems Interface ("SCSI") Very Large Scale Integration ("VLSI") semiconductor chips. The Company designs and markets a full line of SCSI application standard products.

     Prior to December 28, 1992, Emulex Corporation ("Emulex") operated its micro devices business as a division ("EMD"). On March 30, 1992, the Board of Directors of Emulex approved in principle a plan of reorganization (the "Reorganization Plan") (see note 9). Pursuant to the Reorganization Plan, QLogic was formed as a separate corporation on November 18, 1992 and on December 28, 1992 exchanged 5,000,000 shares of its common stock for the net assets of EMD. The exchange was accounted for as a Reorganization of entities under common control, in a manner similar to a pooling of interests. Accordingly, QLogic recorded the net assets acquired at Emulex's historical carrying value of $10,279.

     On February 24, 1994 (the "Distribution Date"), pursuant to the Reorganization Plan, Emulex declared a special dividend consisting of the distribution (the "Distribution") to its stockholders of all outstanding shares of common stock of QLogic. The purpose of the Distribution was to enable QLogic to gain independent access to equity markets so that it may use its capital stock as a source of funding for growth and acquisitions and to attract and retain key employees. Costs related to the Distribution totaled approximately $1,142 and were charged to expense during fiscal year 1994.

     The accompanying financial statements for periods prior to the Distribution are based on the specific assets and liabilities which were acquired by the Company in the aforementioned reorganization and were prepared from the books and records of Emulex using historical accounting principles.

     Prior to the Distribution, Emulex performed various services on behalf of QLogic. Such services included accounting, finance, treasury, legal and tax advisory services. The accompanying consolidated financial statements reflect an allocation of costs related to those services. Management believes that the basis of all such allocations is reasonable.

     Prior to December 1994, QLogic did not have separately identified cash balances. Emulex made all disbursements and cash collections on behalf of QLogic. Prior to the transfer of assets to QLogic, transactions with Emulex were accounted for in the Emulex investment. Subsequent to the transfer of assets, but prior to the Distribution, transactions with Emulex were accounted for as a receivable from Emulex. Subsequent to the Distribution, the receivable from Emulex was closed out to additional paid-in capital.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of QLogic Corporation and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year

     QLogic's fiscal year ends on the Sunday nearest March 31. Fiscal years 1996 and 1995 each comprised 52 weeks. Fiscal year 1994 comprised 53 weeks.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

                               QLOGIC CORPORATION

     Property and Equipment

     Property and equipment are stated at cost, and depreciation and amortization are provided on the straight-line method over estimated useful lives of two to seven years.

     Goodwill

     Goodwill represented the excess cost of net assets acquired over liabilities assumed and was stated at the lower of cost or net realizable value, less accumulated amortization. Amortization was provided on the straight-line method over the periods expected to be benefited. Amortization of goodwill was $99 for the year ended April 3, 1994.

     Prior to the issuance in March 1995 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"), the Company assessed the recoverability of intangible assets by determining whether the amortization of the goodwill balance over its remaining life could be recovered through projected non-discounted future net income. The amount of goodwill impairment, if any, was measured based on projected discounted future net income streams using a discount rate reflecting the Company's average cost of capital.

     Under the provisions of Statement No. 121, the Company now assesses the recoverability of long-lived assets and certain identifiable related assets by determining whether estimated future cash flows (undiscounted and without interest charges) expected to result from the use of the assets and their eventual disposition are less than the carrying amounts of the assets, in which case an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Based upon such analysis, the Company believes there is no impairment as of March 31, 1996.

     The Company recorded goodwill related to the acquisition of the minority interest in Computer Array Development, Inc. ("CAD") in the amount of $1,327 assuming a useful life of ten years beginning February 1988. The Company has continually evaluated the recoverability and possible existence of impairment of the remaining unamortized goodwill balance based on forecasts of non-discounted net income over the remaining amortization period of the goodwill. During the quarter ended December 26, 1993, the Company completed a forecast of its operations. The forecast showed a significant decrease in net income streams for products tied to CAD technology due to management's decision to change the future product mix emphasizing a greater share of revenue from other products which do not incorporate the CAD technology. Management's decision was made in part taking into consideration a first-time operating loss in the quarter ended December 26, 1993 on products tied to the CAD technology and performance in the quarter ended December 26, 1993 compared to the original plan.

     The operating loss in the quarter ended December 26, 1993 was due primarily to customers shifting their production to products containing devices competitive with those marketed by QLogic. The forecast indicated that the expected results no longer supported recoverability of the unamortized goodwill and that a complete impairment of the asset in the amount of $542 had resulted. The amount of the impairment was measured based on the discounted net income streams over the remaining expected economic life of the asset, the discount rate being indicative of the Company's average cost of capital.

     Accounting for Stock Options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), which encourages, but does not require, a fair value based method of accounting for employee stock options. Statement No. 123 will be effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Company management does not believe that

                               QLOGIC CORPORATION
the adoption of this new standard will have a material effect on the consolidated financial statements of the Company.

     Use of Estimates

     Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     Revenue Recognition

     QLogic recognizes revenue from the sale of product at the time of shipment. Prior to the Distribution, sales to Emulex were based on the average sales price of a product to non-affiliated customers. In instances where the only sales of a given product were to Emulex, the price was based on the overall gross margin on sales to non-affiliated customers for that quarter.

     Sales of the Company's products are generally recognized upon shipment. Sales of the Company's products to distributors are subject to a limited right of return. A portion of sales to distributors, representing estimated returns, is not recognized.

     The Company generally warrants its products to be free from defects for periods of one to five years from shipment. Estimated warranty expense is recognized upon shipment of product.

     Research and Development

     Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company was included in Emulex's consolidated Federal and combined state income tax group prior to the Distribution. The Company's income taxes were determined on a separate return basis.

     Fair Value of Financial Instruments

     In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement No. 107"), which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 1996, the fair value of all financial instruments approximated carrying value.

                               QLOGIC CORPORATION

     Reverse Stock Split

     On February 24, 1994, the Company declared a 1-for-2 reverse split of the Company's common stock. The par value remained $0.10 per share. All references to the number of shares and per share information have been adjusted to reflect the reverse stock split.

     Net Income per Share

     Net income per common and equivalent share for the years ended March 31, 1996 and April 2, 1995 was computed based on the weighted average number of common and equivalent shares outstanding. The Company has granted certain stock options (see note 11) which have been treated as common stock equivalents in computing both primary and fully diluted income per share. Primary income per share approximates fully diluted income per share for the years ended March 31, 1996 and April 2, 1995.

     Per share data has not been presented for periods prior to the Distribution as the Company operated as a wholly-owned subsidiary.

NOTE (3)  INVENTORIES

     Components of inventories are as follows:

                                                                          1996       1995
                                                                         ------     ------
    Raw materials......................................................  $2,122     $2,279
    Work in progress...................................................   1,455      1,192
    Finished goods.....................................................   3,093      3,076
                                                                         ------     ------
                                                                         $6,670     $6,547
                                                                         ======     ======

NOTE (4)  PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                                        1996        1995
                                                                       -------     -------
    Product and test equipment.......................................  $ 9,285     $ 9,463
    Furniture and fixtures...........................................    1,086       1,839
    Semiconductor designs............................................    2,552       1,803
    Leasehold improvements...........................................      842         933
    Land and buildings...............................................      358         358
                                                                       -------     -------
                                                                        14,123      14,396
    Less accumulated depreciation and amortization...................    8,603       7,623
                                                                       -------     -------
                                                                       $ 5,520     $ 6,773
                                                                       =======     =======

                               QLOGIC CORPORATION

NOTE (5) INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                                                1996       1995      1994
                                                                -----     ------     -----
    Federal
      Current.................................................  $ 872     $1,216     $(378)
      Deferred................................................   (453)       (64)      364
    State:
      Current.................................................    226        232      (169)
      Deferred................................................   (108)       (23)      155
                                                                -----     ------     -----
                                                                $ 537     $1,361     $ (28)
                                                                =====     ======     =====

     The effective income tax on income (loss) before income taxes differs from expected Federal income tax for the following reasons:

                                                               1996       1995       1994
                                                               -----     ------     -------
    Expected income tax provision (benefit) at 34%...........  $ 409     $1,130     $(1,624)
    State income tax, net of Federal tax benefit.............     74        138         (14)
    Tax benefit of net operating loss........................    (26)       (84)         --
    Tax benefit of net operating loss allocable to Emulex....     --         --       1,609
    Tax benefit of research and development and other
      credits................................................   (391)      (729)         --
    Increase in valuation allowance..........................    312        813          --
    Nondeductible permanent differences......................     39         27          --
    Other, net...............................................    120         66           1
                                                               -----     ------     -------
                                                               $ 537     $1,361     $   (28)
                                                               =====     ======     =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                          1996       1995
                                                                         ------     ------
    Deferred tax assets:
      Alternative minimum tax credit...................................  $   92     $  238
      Reserves not currently deductible................................   1,555      1,239
      Depreciation.....................................................     940        526
      Research and development credit..................................   1,085        491
      Other............................................................     101         84
                                                                         ------     ------
              Total gross deferred tax assets..........................   3,773      2,578
    Less valuation allowance...........................................   1,918      1,606
                                                                         ------     ------
                                                                          1,855        972
                                                                         ------     ------
    Deferred tax liabilities:
      Research and development expenditures............................     875        809
      State tax expense................................................     332         --
      Other............................................................      --         76
                                                                         ------     ------
              Total gross deferred tax liabilities.....................   1,207        885
                                                                         ------     ------
    Net deferred tax assets............................................  $  648     $   87
                                                                         ======     ======

                               QLOGIC CORPORATION

     QLogic has approximately $1,085 of research and development credit carryovers at March 31, 1996. If unused, these credits will expire in the years 2008 to 2011. In addition, the Company has approximately $92 of alternative minimum tax credit carryovers which may be carried over indefinitely.

     QLogic also has approximately $200 of net operating loss carryovers at March 31, 1996. Utilization of these carryovers will be limited to approximately $50 a year over the next four fiscal years, as a result of the Company filing short period tax returns in 1994. Any unused carryover at the end of this period will be fully utilizable in any future year until 2009, after which any unused carryover will expire.

     Based on the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at March 31, 1996. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     During fiscal year 1994, QLogic and Emulex entered into a Tax Sharing Agreement for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex. Under the Tax Sharing Agreement, Emulex generally will be liable for and will indemnify QLogic against (a) pre-Distribution Federal, state and local tax liabilities of Emulex and its subsidiaries (including QLogic), (b) taxes or liabilities resulting from a breach of any covenant or representation by Emulex contained in the Tax Sharing Agreement, (c) taxes imposed on QLogic or its stockholders in the event that the Distribution is taxable due to any reason other than a breach of certain covenants or representations by QLogic and (d) taxes relating to the recapture or restoration or certain pre-Distribution tax items (such as depreciation recapture) of Emulex or its subsidiaries. QLogic will be liable for and will indemnify Emulex and its subsidiaries against (i) post-Distribution Federal, state and local tax liabilities of QLogic, (ii) taxes or liabilities resulting from a breach of any covenant or representation by QLogic contained in the Tax Sharing Agreement, and (iii) taxes imposed on Emulex in the event that the Distribution is taxable due to a breach of certain covenants and representations by QLogic in the Tax Sharing Agreement unless, prior to the breach, there is obtained, on the basis of valid representations,
(1) a ruling from the Internal Revenue Service reasonably satisfactory to Emulex, or (2) an opinion acceptable to Emulex from counsel (such acceptance not to be unreasonably withheld, provided that, if counsel for Emulex does not concur with such opinion, Emulex's refusal to accept such opinion will not be considered unreasonable), in each case to the effect that the breach will not cause the Distribution to become subject to Federal income tax. In any event, if QLogic becomes liable to indemnify Emulex pursuant to these provisions, it is likely that the liability will be material to QLogic.

     The Tax Sharing Agreement provides that the party having responsibility for a tax liability under the Tax Sharing Agreement generally will be primarily responsible for, and bear the fees, costs and expenses (including attorneys' and accountants' fees) of, the defense of an audit or other proceeding arising out of or related to that tax liability.

     The Tax Sharing Agreement also generally provides that, subject to certain limitations, Emulex will pay to QLogic the net benefit realized by Emulex from the carryback to tax years before the Distribution of certain tax attributes of QLogic arising in tax years after the Distribution and QLogic will pay to Emulex the net benefit realized by QLogic from the use after the Distribution Date of certain tax attributes of Emulex arising in pre-Distribution tax years. Accordingly, QLogic has recognized no deferred tax assets with respect to such tax attributes.

     The total amount due Emulex pursuant to the Tax Sharing Agreement at March 31, 1996 and April 2, 1995 totaled $1,760 and $1,209, respectively, and is included in other non-current liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and bear interest, commencing January 1, 1996, at the rate applicable to underpayments of Federal income taxes, which was 9 percent at March 31, 1996. Interest due Emulex is payable quarterly beginning in April 1996. The total amount of

                               QLOGIC CORPORATION
accrued interest payable to Emulex at March 31, 1996 is $28, which is included in accounts payable in the accompanying balance sheet.

NOTE (6)  CONSOLIDATION CHARGES AND DISTRIBUTION EXPENSES

     QLogic incurred significant nonrecurring charges related to the restructuring of QLogic's operations during the third quarter of fiscal 1994. The charges included employee termination expenses for 13 employees of approximately $250, an accrual for facilities and manufacturing consolidation of approximately $207, and other provisions of approximately $50. Of the total $507 of consolidation charges, $403 of costs and payments had been charged against the related accruals as of April 2, 1995, representing severance and other related expense of $300 and lease obligations of $103. During the year ended March 31, 1996 costs and payments were charged against the remaining accrual representing lease obligations of $104. At March 31, 1996, the balance of the accrual is zero.

NOTE (7)  EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

     QLogic's export shipments (primarily to Pacific Rim countries) were approximately $29,800, $35,765 and $31,858, representing 55, 62 and 71 percent of net revenues for 1996, 1995 and 1994, respectively. The following table represents sales to customers accounting for greater than 10% of total Company sales, or customer accounts receivable accounting for greater than 10% of total Company accounts receivable.

                                                                                      ACCOUNTS
                                                                 SALES               RECEIVABLE
                                                        -----------------------    --------------
                                                        1996     1995     1994     1996     1995
                                                        -----    -----    -----    -----    -----
    Customer 1........................................    42%      24%      33%      34%      20%
    Customer 2........................................    13%      n/a      n/a      15%      n/a
    Customer 3........................................    11%      n/a      n/a      17%      n/a

     With the exception of these customers, management of QLogic believes that the loss of any one customer would not have a material adverse effect on its business.

NOTE (8)  COMMITMENTS AND CONTINGENCIES

     Line of Credit

     On July 10, 1995, the Company obtained an unsecured line of credit from a bank. Maximum borrowings under the line of credit are $7.5 million subject to a borrowing base based on accounts receivable and inventories, with a $1 million sub-limit for letters of credit. Interest on outstanding advances is payable monthly at the bank's prime rate plus 0.5 percent. The line of credit expires on July 5, 1996. The line of credit contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios and restrict the Company's ability to incur additional indebtedness. The Company was in compliance with all such covenants as of March 31, 1996. In the event of a default under the line of credit, amounts outstanding would become secured by substantially all of the assets of the Company. There were no borrowings under the line of credit as of March 31, 1996. The Company is attempting to extend the line of credit through the end of fiscal 1997.

     Leases

     The Company leases certain equipment under long-term non-cancelable capital lease agreements which expire at various dates through the year 2000. The required lease payments and, accordingly, the capitalized lease obligation and related assets have been included in the accompanying financial statements. The cost of equipment held under capital leases was $2,299 and $2,485 at March 31, 1996 and April 2, 1995, respectively.

                               QLOGIC CORPORATION

The related accumulated depreciation was $1,425 and $1,206 at March 31, 1996 and April 2, 1995, respectively.

     Future minimum non-cancelable lease commitments are as follows:

                                                                        CAPITAL     OPERATING
                                                                        LEASES       LEASES
                                                                        -------     ---------
    FISCAL YEAR:
      1997............................................................   $ 342       $   712
      1998............................................................     269           712
      1999............................................................     234           712
      2000............................................................     145           415
                                                                          ----        ------
    Total minimum lease payments......................................   $ 990       $ 2,551
                                                                                      ======
    Less amounts representing interest (at rates ranging from 4% to
      9%).............................................................     139
                                                                          ----
    Present value of future minimum capitalized lease obligations.....   $ 851
    Less current installments under capitalized lease obligations.....     275
                                                                          ----
    Capitalized lease obligations, excluding current installments.....   $ 576
                                                                          ====

     Rent expense for fiscal 1996 and 1995 was $653 and $689, respectively.

     Litigation

     QLogic is involved in various legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE (9)  TRANSACTIONS WITH EMULEX

     For purposes of governing certain ongoing relationships between Emulex and QLogic after the Distribution and to provide mechanisms for an orderly transition, Emulex and QLogic entered into certain agreements. Such agreements include: (i) a Distribution Agreement, providing for, among other things, the Distribution and the division between Emulex and QLogic of certain liabilities;
(ii) an Employee Benefits Allocation Agreement, providing for certain allocations between Emulex and QLogic of responsibilities with respect to employee compensation, benefit and labor matters; (iii) a Tax Sharing Agreement (see note 5); (iv) an Administrative Services Agreement; (v) a Lease Assignment; and (vi) a License Agreement. Subsequent to the Distribution, Emulex and QLogic may be in positions of potential conflict due to the ongoing relationships between the companies. In addition, Emulex and QLogic share one common director.

     Net transactions with Emulex include disbursements by Emulex for operating expenses, income taxes and allocated expenses, net of Emulex cash collections for QLogic.

     Transaction cost for fiscal 1994 represent amounts allocated to QLogic by Emulex related to the Distribution.

                               QLOGIC CORPORATION

     There were no sales to Emulex during the years ended March 31, 1996 or April 2, 1995. Revenue and cost of sales from sales to Emulex were $76 and $51, respectively, for the year ended April 3, 1994.

NOTE (10)  EMPLOYEE RETIREMENT SAVINGS PLAN

     In 1989, Emulex established a pretax savings and profit sharing plan under
Section 401(k) of the Internal Revenue Code for substantially all domestic employees, including QLogic employees. Under the plan, eligible employees are able to contribute up to 12% of their compensation. Emulex contributions matched up to 3% of a participant's compensation. Emulex's contributions on behalf of QLogic's employees were $133 in 1994.

     In 1994, in anticipation of the Distribution, QLogic established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 12% of their compensation. QLogic contributions match up to 3% of a participant's compensation. QLogic's direct contributions on behalf of its employees were $193, $205 and $22 in 1996, 1995 and 1994, respectively. Emulex's contributions on behalf of QLogic's employees were $34 in 1994.

NOTE (11)  INCENTIVE COMPENSATION PLANS

     On January 12, 1994, the Company's Board of Directors adopted the QLogic Corporation Stock Awards Plan (the "Stock Awards Plan") and the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") (collectively the "Stock Option Plans"), both of which became effective upon the Distribution.

     The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. A total of 1,100,000 shares were originally reserved for issuance under the Stock Awards Plan; on August 22, 1995, 250,000 additional shares were authorized for a total of 1,350,000 shares reserved for issuance under the Stock Awards Plan. As of March 31, 1996, no shares of restricted stock were issued, options to purchase 761,998 shares of Common Stock were outstanding, and there were 581,109 shares available for future grants.

     In connection with the Distribution, each option to purchase Emulex common stock ("Old Emulex Options") was converted into two separately exercisable options: one option to purchase Emulex common stock and one option to purchase Company common stock ("New QLogic Options"). The exercise price of Old Emulex Options was allocated between the New QLogic Options based on relative stock market prices of the underlying common stock.

     Options granted under the Company's Stock Awards Plan provide that an employee holding a stock option may exchange stock which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding at March 31, 1996.

     Under the terms of the Director Plan, each eligible director received an initial grant of stock options effective as of the Distribution Date. New directors receive, at fair market value, an option to purchase 12,500 shares of common stock of the Company upon election to the Board. A total of 125,000 shares have been reserved for issuance under the Director Plan. As of March 31, 1996, options for a total of 87,500 shares were outstanding and the remaining 37,500 shares were available for grant.

                               QLOGIC CORPORATION

     Stock option activity in 1996, 1995 and 1994 under the Company's Stock Option Plans was as follows:

                                                                               AVERAGE OPTION
                                                                                 PRICE PER
                                                                   SHARES          SHARE
                                                                  --------     --------------
    Conversion of old Emulex options to new QLogic options at
      the Distribution Date.....................................   657,607         $ 8.65
    Options granted at Distribution.............................   112,500           6.50
    Options canceled............................................   (12,180)         10.12
                                                                  ---------        ------
    Options outstanding at April 3, 1994........................   757,927           8.31
    Granted.....................................................   193,900           5.27
    Canceled....................................................   (79,073)          8.40
    Exercised...................................................    (1,753)          1.16
                                                                  ---------        ------
    Options outstanding at April 2, 1995........................   871,001           7.66
    Granted.....................................................   395,983           5.66
    Canceled....................................................  (407,346)          7.35
    Exercised...................................................    (5,140)          5.72
                                                                  ---------        ------
    Options outstanding at March 31, 1996.......................   854,498         $ 6.89
                                                                  =========        ======

     At March 31, 1996, 365,553 share options were exercisable under the Company's Stock Option Plans.

NOTE (12)  ACCRUED EXPENSES

     Components of accrued expenses are as follows:

                                                                          1996       1995
                                                                         ------     ------
    Payroll..........................................................    $  393     $  356
    Vacation.........................................................       362        416
    Other............................................................     2,463        765
                                                                         ------     ------
                                                                         $3,218     $1,537
                                                                         ======     ======

NOTE (13)  CONDENSED QUARTERLY RESULTS (UNAUDITED)

     The following summarizes certain unaudited quarterly financial information for fiscal 1996, 1995 and 1994. Per share data for periods prior to the Distribution has not been presented because QLogic operated as a wholly-owned subsidiary of Emulex.

                                                               THREE MONTHS ENDED
                                                 ----------------------------------------------
                                                  JUNE       SEPTEMBER     DECEMBER      MARCH
                                                 -------     ---------     --------     -------
    FISCAL 1996
      Net revenues.............................  $ 9,570      $13,105      $14,886      $16,218
      Operating income (loss)..................   (1,162)         375          695        1,276
      Net income (loss)........................     (724)         214          444          732
      Net income (loss) per share..............    (0.13)        0.04         0.08         0.13
    FISCAL 1995
      Net revenues.............................  $14,235      $15,349      $15,419      $12,672
      Operating income.........................      948        1,117        1,246           68
      Net income...............................      534          651          745           35
      Net income per share.....................     0.10         0.12         0.13         0.01

                               QLOGIC CORPORATION

                                                               THREE MONTHS ENDED
                                                 ----------------------------------------------
                                                  JUNE       SEPTEMBER     DECEMBER      MARCH
                                                 -------     ---------     --------     -------
      1994Net revenues.........................  $12,986      $11,626      $ 8,923      $11,367
      Operating income (loss)..................      575          505       (4,924 )        313
      Net income (loss)........................      362          317       (5,515 )         87

NOTE (14)  SHAREHOLDER RIGHTS PLAN (UNAUDITED)

     On June 4, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan ("the Rights Plan"), pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the common stock.

     The Rights dividend will be payable on June 20, 1996 to the holders of record of shares of common stock on that date. Each Right entitles the registered holder, on certain events, to purchase from the Company 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, 200,000 shares authorized and no shares issued or outstanding at June 4, 1996 (the "Series A Preferred Stock"), at a price of $45.00 per 1/100th of a share, subject to adjustment.

     The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the "Date of Distribution").

     The Rights held by an Acquiring Person or its affiliates are not exercisable. All shares of common stock that will be issued prior to the Distribution Date will include such Rights. The Rights will expire at the close of business on June 4, 2006 (the "Scheduled Expiration Date"), unless prior thereto the Date of Distribution occurs, or unless the Scheduled Expiration Date is extended.

     In the event the Company's assets are liquidated, the holders of the shares of Series A Preferred Stock will be entitled to an aggregate payment of $1.00 per share or 100 times the payment to be distributed per share of common stock, whichever is greater. Each share of Series A Preferred Stock will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A Preferred Stock will entitle the holder to receive 100 times the amount received per share of common stock, subject to adjustment.

     Holders of Rights will be entitled to purchase shares or assets of the Company or an Acquiring Person with a value that is double the exercise price in the event of certain acquisitions involving the Acquiring Person, directly or indirectly.

                               QLOGIC CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to the Company's Directors. Such information is incorporated herein by reference.

     See the information presented in Part I of this report under the heading "Executive Officers of the Registrant" for information relating to the Company's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

     Reference is made to the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to Executive Compensation. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Reference is made to the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to security ownership of certain beneficial owners and management. Such information is incorporated herein by reference.

     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996, for information relating to certain relationships and related transactions. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules

        (1) Consolidated Financial Statements

          The following consolidated financial statements of the Company for the years ended March 31, 1996, April 2, 1995 and April 3, 1994 are filed as part of this report:

                           FINANCIAL STATEMENT INDEX

                                 FINANCIAL STATEMENT                                    PAGE
- --------------------------------------------------------------------------------------  ----
  Independent Auditors' Report........................................................   14
  Consolidated Balance Sheets as of March 31, 1996 and April 2, 1995..................   15
  Consolidated Statements of Operations for the years ended March 31, 1996, April 2,
     1995 and April 3, 1994...........................................................   16
  Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996,
     April 2, 1995 and April 3, 1994..................................................   17
  Consolidated Statements of Cash Flows for the years ended March 31, 1996, April 2,
     1995 and April 3, 1994...........................................................   18
  Notes to Consolidated Financial Statements..........................................   19

          (2) Financial Statement Schedule

          The following consolidated financial statement schedule of the Company for the years ended March 31, 1996, April 2, 1995 and April 3, 1994 is filed as part of this report:

                                                                    PAGE NUMBER OF THIS REPORT
                                                                    --------------------------
    Schedule II -- Valuation and Qualifying Accounts                            34

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

          (3) Exhibits Index

EXHIBIT NO.                                      ITEM CAPTION
- -----------   ----------------------------------------------------------------------------------
      *2.1    Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a
              Delaware corporation, Emulex Corporation, a California corporation, and QLogic
              Corporation.
      *3.1    Certificate of Incorporation of Emulex Micro Devices Corporation, dated November
              13, 1992.
      *3.2    EMD Incorporation Agreement, dated as of January 1, 1993.
      *3.3    Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.
      *3.4    By-Laws of QLogic Corporation.
    ***3.5    Amendments to By-Laws of QLogic Corporation.
     *10.1    Form of QLogic Corporation Non-Employee Director Stock Option Plan.
     *10.2    Form of QLogic Corporation Stock Awards Plan.
     *10.3    Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation,
              Emulex Corporation, a California corporation, and QLogic Corporation.
     *10.4    Administrative Services Agreement, dated as of February 21, 1993, among Emulex
              Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.

EXHIBIT NO.                                      ITEM CAPTION
- -----------   ----------------------------------------------------------------------------------
     *10.5    Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex
              Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.
     *10.6    Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a
              California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.
     *10.7    Intellectual Property Assignment and Licensing Agreement, dated as of January 24,
              1994, between Emulex Corporation, a California corporation, and QLogic
              Corporation.
     *10.8    Form of QLogic Corporation Savings Plan.
     *10.9    Form of QLogic Corporation Savings Plan Trust.
    **10.10   Loan and Security Agreement with Silicon Valley Bank.
   ***10.11   Form of Indemnification Agreement between QLogic Corporation and Directors.
   ***10.12   Supplement to Tax Sharing Agreement, dated June 2, 1995, between QLogic
              Corporation and Emulex Corporation.
      10.13   Separation Agreement between QLogic Corporation and Bill Caldwell, dated July 26,
              1995.
      10.14   Separation Agreement between QLogic Corporation and Mel Gable, dated June 14,
              1995.
      10.15   Separation Agreement between QLogic Corporation and Joe Pleso, dated October 18,
              1995.
      10.16   Employment Agreement between QLogic Corporation and HK Desai dated August 4, 1995.
      21.1    Subsidiary of the registrant.
      23.1    Consent of Independent Auditors.
      27      Financial Data Schedule.

- ---------------
  * Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

 ** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended April 3, 1994 and is incorporated herein by reference.

*** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended April 2, 1995 and is incorporated herein by reference.

     (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QLOGIC CORPORATION

                                          By:           /s/  H.K. DESAI

                                            ------------------------------------
                                                         H.K. Desai
                                               President and Chief Executive
                                                           Officer

Date: June 14, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 14, 1996.

                SIGNATURE                                          TITLE
- ------------------------------------------    -----------------------------------------------
       PRINCIPAL EXECUTIVE OFFICER:
             /s/  H.K. DESAI                  President and Chief Executive Officer
- ------------------------------------------
               (H.K. Desai)
    PRINCIPAL FINANCIAL AND ACCOUNTING
                  OFFICER:
         /s/  THOMAS R. ANDERSON              Vice President and Chief Financial Officer
- ------------------------------------------
           (Thomas R. Anderson)
            /s/  GARY E. LIEBL                Director and Chairman of the Board
- ------------------------------------------
             (Gary E. Liebl)
           /s/  JAMES A. BIXBY                Director
- ------------------------------------------
             (James A. Bixby)
          /s/  CAROL L. MILTNER               Director
- ------------------------------------------
            (Carol L. Miltner)
           /s/  GEORGE D. WELLS               Director
- ------------------------------------------
            (George D. Wells)

                                                                     SCHEDULE II

                               QLOGIC CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED MARCH 31, 1996, APRIL 2, 1995 AND APRIL 3, 1994
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                     BALANCE AT
                                                 BEGINNING      COSTS AND        AMOUNTS         END OF
                CLASSIFICATION                   OF PERIOD       EXPENSES      WRITTEN OFF       PERIOD
- -----------------------------------------------  ----------     ----------     -----------     ----------
Year Ended March 31, 1996
  Allowance for doubtful accounts..............    $  595         $   23         $  (112)        $  506
  Inventory reserves...........................    $1,464         $2,914         $(2,537)        $1,841
Year Ended April 2, 1995
  Allowance for doubtful accounts..............    $  204         $  625         $  (234)        $  595
  Inventory reserves...........................    $1,388         $1,013         $  (937)        $1,464
Year Ended April 3, 1994
  Allowance for doubtful accounts..............    $   26         $  200         $   (22)        $  204
  Inventory reserves...........................    $1,093         $1,508         $(1,213)        $1,388

                                 EXHIBIT INDEX

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                                ITEM CAPTION                                     PAGE
- -----------   -----------------------------------------------------------------------   ------------
      *2.1    Distribution Agreement dated as of January 24, 1994 among Emulex
              Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation....................................
      *3.1    Certificate of Incorporation of Emulex Micro Devices Corporation, dated
              November 13, 1992......................................................
      *3.2    EMD Incorporation Agreement, dated as of January 1, 1993...............
      *3.3    Certificate of Amendment of Certificate of Incorporation, dated May 26,
              1993...................................................................
      *3.4    By-Laws of QLogic Corporation..........................................
    ***3.5    Amendments to By-Laws of QLogic Corporation............................
     *10.1    Form of QLogic Corporation Non-Employee Director Stock Option Plan.....
     *10.2    Form of QLogic Corporation Stock Awards Plan...........................
     *10.3    Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic
              Corporation............................................................
     *10.4    Administrative Services Agreement, dated as of February 21, 1993, among
              Emulex Corporation, a California corporation, Emulex Corporation, a
              Delaware corporation and QLogic Corporation............................
     *10.5    Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a
              California corporation, and QLogic Corporation.
     *10.6    Form of Assignment, Assumption and Consent Re: Lease among Emulex
              Corporation, a California corporation, QLogic Corporation and C.J.
              Segerstrom & Sons, a general partnership...............................
     *10.7    Intellectual Property Assignment and Licensing Agreement, dated as of
              January 24, 1994, between Emulex Corporation, a California corporation, and QLogic Corporation.................................................
     *10.8    Form of QLogic Corporation Savings Plan................................
     *10.9    Form of QLogic Corporation Savings Plan Trust..........................
    **10.10   Loan and Security Agreement with Silicon Valley Bank...................
   ***10.11   Form of Indemnification Agreement between QLogic Corporation and
              Directors..............................................................
   ***10.12   Supplement to Tax Sharing Agreement, dated June 2, 1995, between QLogic
              Corporation and Emulex Corporation.....................................
      10.13   Separation Agreement between QLogic Corporation and Bill Caldwell, dated July 26, 1995....................................................
      10.14   Separation Agreement between QLogic Corporation and Mel Gable, dated
              June 14, 1995..........................................................
      10.15   Separation Agreement between QLogic Corporation and Joe Pleso, dated
              October 18, 1995.......................................................
      10.16   Employment Agreement between QLogic Corporation and HK Desai dated
              August 4, 1995.........................................................
      21.1    Subsidiary of the registrant...........................................
      23.1    Consent of Independent Auditors........................................
      27      Financial Data Schedule................................................

- ---------------
  * Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

 ** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended April 3, 1994 and is incorporated herein by reference.

*** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended April 2, 1995 and is incorporated herein by reference.