Form 10-Q
period 1996-06-30
Q LOGIC CORP
filed 1996-08-13
CIK 918386

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

                            _______________________


(Mark One)

   (X)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   ( )      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from _______ to _______


                          COMMISSION FILE NO. 0-23298


                               QLOGIC CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                DELAWARE                                      33-0537669
    -------------------------------                       -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


         3545 HARBOR BOULEVARD
         COSTA MESA, CALIFORNIA                                  92626
- ----------------------------------------                   ------------------
(Address of principal executive offices)                       (Zip Code)



                                 (714) 438-2200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                            _______________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X      No
                                                                ---        ---

As of August 8, 1996, the registrant had 5,627,537 shares of common stock outstanding.

                               QLOGIC CORPORATION

                                     INDEX



PART I.  FINANCIAL INFORMATION                                                              PAGE
- ------------------------------                                                              ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets June 30, 1996 and March 31,1996  . . .           3

           Condensed Consolidated Statements of Operations Three months ended
             June 30, 1996 and July 2, 1995 . . . . . . . . . . . . . . . . . . . . . .           4

           Condensed Consolidated Statements of Cash Flows Three months ended
             June 30, 1996 and July 2, 1995 . . . . . . . . . . . . . . . . . . . . . .           5

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . .           6


Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . 7, 8, 9, 10


PART II.  OTHER INFORMATION
- ---------------------------

Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .  11, 12, 13

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .          13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       QLOGIC CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)
                                  (unaudited)

                                                                                         JUNE 30,          MARCH 31,
                                                                                           1996              1996
                                                                                        ---------          ---------
                        ASSETS
Cash                                                                                    $   9,536          $   8,414
Accounts and notes receivable, net                                                          4,555              7,033
Inventories                                                                                 7,736              6,670
Deferred income taxes                                                                         624                648
Prepaid expenses and other current assets                                                     310                239
                                                                                        ---------          ---------
    Total current assets                                                                   22,761             23,004
Property and equipment, net                                                                 5,223              5,520
Other assets                                                                                  495                 15
                                                                                        ---------          ---------
                                                                                        $  28,479          $  28,539
                                                                                        =========          =========


        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         JUNE 30,          MARCH 31,
                                                                                           1996              1996
                                                                                        ---------          ---------

Accounts payable                                                                        $   5,597          $   6,177
Accrued expenses                                                                            3,162              3,218
Current installments of capitalized lease obligations                                         263                275
                                                                                        ---------          ---------
    Total current liabilities                                                               9,022              9,670
Capitalized lease obligations, excluding current installments                                 519                576
Other non-current liabilities                                                               1,266              2,016

Stockholders' equity:
    Preferred stock, $0.10 par value;
      800,000 shares authorized, none issued; and Series A,
      $0.001 par value; 200,000 shares authorized, none issued                                  -                  -
    Common stock $0.10 par value; 12,500,000 shares authorized;
      5,613,901 and 5,557,598 shares issued and outstanding
      at June 30, 1996 and March 31, 1996 respectively                                        561                556
    Additional paid-in capital                                                             17,224             16,801
    Accumulated deficit                                                                      (113)            (1,080)
                                                                                        ---------          ---------
        Total stockholders' equity                                                         17,672             16,277
                                                                                        ---------          ---------
                                                                                        $  28,479          $  28,539
                                                                                        =========          =========




     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except share and per share data)
                                  (unaudited)

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 30,         JULY 2,
                                                         1996            1995
                                                     ----------       ----------
Net revenues                                         $   15,740       $    9,570
Cost of sales                                             9,585            5,995
                                                     ----------       ----------
        Gross profit                                      6,155            3,575

Operating expenses:
    Engineering and development                           2,089            1,653
    Selling and marketing                                 1,357            1,989
    General and administrative                            1,117            1,095
                                                     ----------       ----------
        Total operating expenses                          4,563            4,737

    Operating income (loss)                               1,592           (1,162)
Interest income (expense)                                    59              (18)
                                                     ----------       ----------
    Income (loss) before income taxes                     1,651           (1,180)
Income tax provision (benefit)                              684             (456)
                                                     ----------       ----------
    Net income (loss)                                $      967       $     (724)
                                                     ==========       ==========

Net income (loss) per common and
    equivalent shares                                $     0.16       $    (0.13)
                                                     ==========       ==========

Weighted average common and
    common equivalent shares                          5,894,350        5,552,458
                                                     ==========       ==========




     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                        ----------------------------
                                                                                         JUNE 30,           JULY 2,
                                                                                           1996              1995
                                                                                        ---------          ---------
Cash flows from operating activities:
    Net income (loss)                                                                   $     967          $    (724)
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                         612                575
        Loss on disposal of property and equipment                                            368                  -
        Provision for deferred income taxes and income tax payable                             24                 (6)
    Change in assets and liabilities:
        Decrease in accounts and notes receivables                                          2,478              1,559
        Increase in inventories                                                            (1,066)            (1,470)
        Increase in prepaid expenses and other current assets                                 (71)               (91)
        Decrease (increase) in other assets                                                  (480)                99
        Decrease in accounts payable                                                         (580)               (36)
        Decrease in accrued expenses                                                          (56)              (210)
        Decrease in other non-current liabilities                                            (750)                 -
                                                                                        ---------          ---------
           Net cash provided by (used in) operating activities                              1,446               (304)
                                                                                        ---------          ---------
Cash flows used in investing activities:
        Additions to property and equipment                                                  (683)              (220)
                                                                                        ---------          ---------
           Net cash used in investing activities                                             (683)              (220)
                                                                                        ---------          ---------
Cash flows from financing activities:
        Principal payments under capital leases                                               (69)               (66)
        Proceeds from exercises of stock options                                              428                  -
                                                                                        ---------          ---------
           Net cash provided by (used in) financing activities                                359                (66)
                                                                                        ---------          ---------
Net change in cash                                                                          1,122               (590)
                                                                                        ---------          ---------
Cash at beginning of period                                                                 8,414              1,149
                                                                                        ---------          ---------
Cash at end of period                                                                   $   9,536          $     559
                                                                                        =========          =========
Cash paid during the period for:
        Interest                                                                        $      49          $      27
                                                                                        =========          =========
        Income taxes                                                                    $   1,096          $      35
                                                                                        =========          =========



     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)



NOTE (1) BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and March 31, 1996, the results of operations for the three months ended June 30, 1996 and July 2, 1995 and the statements of cash flows for the three months ended June 30, 1996 and July 2, 1995.


NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                      JUNE 30,          MARCH 31,
                                        1996               1996
                                     ---------          ---------
Raw materials                        $   3,187          $   2,122
Work in progress                           287              1,455
Finished goods                           4,262              3,093
                                     ---------          ---------
                                     $   7,736          $   6,670
                                     =========          =========



NOTE (3) NET INCOME (LOSS) PER SHARE

     Net income (loss) per common and equivalent share was computed based on the weighted average number of common and equivalent shares outstanding (if dilutive) during the periods presented (5,894,350 for the three months ended June 30, 1996). The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. The primary and fully diluted income (loss) per share calculations are approximately the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth selected items from the QLogic Corporation Condensed Consolidated Statements of Operations and should be read in conjunction with the Selected Financial Data and Condensed Consolidated Financial Statements included elsewhere herein. References to amounts are in thousands unless otherwise specified. Prior to December 28, 1992, Emulex Corporation ("Emulex") operated the micro devices business as a division ("EMD"). On March 30, 1992, the Board of Directors of Emulex approved in principle a plan of reorganization (the "Reorganization Plan"). Pursuant to the Reorganization Plan, QLogic was formed as a separate corporation on November 18, 1992 and on December 28, 1992 exchanged 5,000,000 shares of its common stock for the net assets of EMD.

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


                                                  THREE MONTHS ENDED
                                         ------------------------------------
                                          JUNE 30, 1996         JULY 2, 1995
                                         ---------------       --------------
Net revenues.........................    $15,740   100.0%     $ 9,570   100.0%
Cost of sales........................      9,585    60.9        5,995    62.6
                                          ------   -----      -------   -----
    Gross profit.....................      6,155    39.1        3,575    37.4

Operating expenses:
    Engineering and development......      2,089    13.3        1,653    17.3
    Selling and marketing............      1,357     8.6        1,989    20.8
    General and administrative.......      1,117     7.1        1,095    11.4
                                          ------   -----      -------   -----
    Total operating expenses.........      4,563    29.0        4,737    49.5
                                          ------   -----      -------   -----
    Operating income (loss)..........     $1,592    10.1      $(1,162)  (12.1)
                                          ======   =====      =======   =====


NET REVENUES

     Net revenues for the three months ended June 30, 1996 increased $6.2 million, or 64.5 percent, from the comparable three months in fiscal 1995 to $15.7 million. The increase was primarily the result of sales increases in the TEC, ISP, and board product lines of $2.6 million, $1.6 million, and $1.2 million, respectively.


COST OF SALES

     The cost of sales percentage for the three months ended June 30, 1996 was
60.9 percent, a decrease of 1.7 percent from the comparable period in the prior fiscal year. The decrease in the cost of sales percentage was primarily due to improved manufacturing efficiencies related to increased volume.

OPERATING EXPENSES

     Operating expenses for the three months ended June 30, 1996 decreased $0.2 million or 3.7 percent from the comparable period in the prior fiscal year. Selling and marketing expenses decreased by $0.6 million related to reduced advertising expenses. The decrease in operating expenses was partially offset by engineering and development expenditures increasing by $0.4 million, because of increases in salary and related expenses and engineering material expenses.


OPERATING INCOME (LOSS)

Operating income for the three months ended June 30, 1996 increased $2.8 million from the three month period ended July 2, 1995. The operating income was associated with gross profit increasing by $2.6 million from the comparable period in the prior fiscal year. Another contributing factor to the operating income increase was an operating expense decrease of $0.2 million from the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1996 increased by $0.4 million from March 31, 1996.

     QLogic has a line of credit of up to $7.5 million with Silicon Valley Bank. There were no borrowings under the line of credit during the quarter ended June 30, 1996. The line of credit with Silicon Valley Bank expires July 5, 1997.

     QLogic anticipates capital expenditures in fiscal 1997 will be approximately $3.5 million. QLogic also has long-term lease commitments of approximately $0.5 million which are due over the next five years. QLogic believes that existing cash balances, facilities and equipment leases, cash flow from operating activities and its available line of credit should be sufficient to satisfy its anticipated long-term operating and capital expenditure requirements.

     In order to increase working capital to take advantage of business opportunities, the Company may seek additional equity and/or debt financing within the next twelve months.

     Prior to the Distribution, QLogic and Emulex entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex and to implement the Distribution as a tax-free distribution. The total amount due Emulex pursuant to the Tax Sharing Agreement at June 30, 1996 is $1.0 million which is included in other non-current liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and bear interest, commencing January 1, 1996, at the rate applicable to underpayments of Federal income taxes, which was 8.5 percent at June 30, 1996. Interest due Emulex is payable quarterly beginning April 1996.

BUSINESS ENVIRONMENT AND CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The foregoing discussion, including the discussion under the caption Liquidity and Capital Resources contains forward-looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

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

     A significant portion of the Company's revenue in each fiscal quarter results from orders booked in that quarter. A significant percentage of the Company's bookings and sales to major customers on a quarterly basis historically has occurred during the last month of the quarter and have typically been concentrated in the latter half of that month. This trend continued in the first three months of fiscal 1996. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major customers at the time of the orders. Major distribution customers sometimes receive negotiated cash rebates, market development funds, and extended payment terms from the Company for incentive purposes, in accordance with or in some cases, above and beyond standard industry practice. Changes in purchasing patterns by one or more of the Company's major customers, customer policies pertaining to desired inventory levels of Company products, negotiations of rebate and market development funds, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results. These factors could also increase the inventory levels maintained by the Company and adversely affect the inventory reserves required to be maintained by the Company.

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

     Other characteristics of the Company and the computer software and hardware industry may adversely impact the Company. These include the ability of the Company to integrate any future acquired businesses by retaining key technical personnel of acquired businesses and managing and integrating the business systems of acquired companies. The inability to retain key personnel or to manage and integrate business systems could substantially reduce the expected benefits of such acquisitions. As the Company's products become more complex, the Company could experience delays in product development that are common in the computer industry. Significant delays in product development and release would adversely affect the Company's results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's research and development efforts will be successful. Furthermore, introduction of new products, moving production of existing products to different suppliers, and customers extended use of mature products involves substantial business risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses, expedite charges, in addition to lower sales and lower profits.

     As a result of the foregoing factors, past performance trends by the Company may not be indicative of future operating results and should not be used by investors in predicting or anticipating future results. The market price of the Company's common stock has been, and may continue to be volatile. Factors identified above, along with other factors that may arise in the future, quarterly fluctuations in the Company's operating results and general conditions or perceptions of securities analysts relating to technology stocks in general or to the Company specifically may have a significant impact on the market price of the Company's common stock and could cause substantial market price fluctuations over short periods.

      These and other factors which could cause actual results to differ materially from those in forward-looking statements are also discussed in the Company's other filings with the Securities and Exchange Commission, including its recent filings on Form 10-K and Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

        On June 4, 1996, the Board of Directors of QLogic Corporation (the "Corporation") approved the adoption of a Shareholder Rights Plan and on June 4, 1996 declared a dividend distribution of one Right for each outstanding share of the Corporation's Common Stock to stockholders of record on the close of business on June 20, 1996 (the "Dividend Date"). Each Right entitles the registered holder to purchase from the Corporation a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), at a purchase price of $45.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of June 4, 1996 (the "Rights Agreement") between the Corporation and Harris Trust Company of California, as Rights Agent.

        CERTIFICATES. Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to extension by the Board of Directors in certain circumstances, the Rights will separate from the Common Stock and a distribution date (the "Date of Distribution") will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"); or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of Common Stock. Until the Date of Distribution, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates; (ii) new Common Stock certificates issued will contain a notation incorporating the Rights Agreement by reference; and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

        EXPIRATION AND EXERCISE. The Rights are not exercisable until the Date of Distribution and will expire at the close of business on June 4, 2006, unless earlier redeemed by the Corporation as described below.

        As soon as practicable after the Date of Distribution, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Date of Distribution and, thereafter, the separate Rights Certificates will represent the Rights. Except as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Date of Distribution will be issued with Rights.

        "FLIP-IN". In the event that, at any time following the Dividend Date,
(i) the Corporation is the surviving corporation in a merger with an Acquiring Person and its Common Stock is not changed or exchanged; (ii) an Acquiring Person becomes the beneficial owner of more than 15% of the outstanding shares of Common Stock; (iii) an Acquiring Person engages in one or more "self-dealing" transactions as set forth in the Rights Agreement; or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Corporation) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the occurrence of any of the events set forth in this paragraph, all Rights that are, or (under certain circumstances specified in the

Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, rights are not exercisable following the occurrence of any of the events set forth above until such time as the Rights are no longer redeemable by the Corporation as set forth below.

        For example, at an exercise price of $45.00 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $90.00 worth of Common Stock (or other consideration, as noted above) for $45.00. Assuming that the Common Stock had a per share value of $45.00 at such time, the holder of each valid Right would be entitled to purchase two shares of Common Stock for $45.00.

        PERMITTED OFFER. A tender or exchange offer for all outstanding Common Stock at a price and on terms determined by the Board of Directors prior to the purchase to be adequate and in the best interests of the Corporation and its stockholders (other than the Acquiring Person) is a Permitted Offer under the Rights Agreement. A Permitted Offer does not trigger the exercisability of the Rights.

        "FLIP-OVER". In the event that, at any time following the Stock Acquisition Date, (i) the Corporation is acquired in a merger or other business combination transaction in which the Corporation is not the surviving corporation; or (ii) 50% or more of the Corporation's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The events set forth in this paragraph and in the preceding paragraph under the caption "FLIP-IN" are referred to as the "Triggering Events."

        EXCHANGE FEATURE. At any time after any Person becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Stock, the Board of Directors may exchange the Rights (other than the Rights owned by such Person or group which will have become void), in whole or in part, at an exchange rate of one share of Common Stock (or a combination of cash, property, Common Stock or other securities having an equal value) per Right (subject to adjustment).

        ADJUSTMENT FOR DILUTION. The purchase price payable, and the number of Units of Preferred Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution
(i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock; (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock; or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular cash dividends) or of subscription rights or warrants (other than those referred to above).

        With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments amount to at least 1% of the purchase price. No fractional Units will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

        REDEMPTION. At any time until ten days following the Stock Acquisition Date (subject to extension by the Continuing Directors, as defined below), the Corporation may redeem the Rights in whole, but not in part, at a price of $.001 per Right. Under certain circumstances set forth in the Rights Agreement, the decision to redeem shall require the concurrence of a majority of the Continuing Directors. After the redemption period has expired, the Corporation's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10% or less of the outstanding shares of the Common Stock in a transaction or series of transactions not involving the Corporation. Immediately upon the action of the Board of Directors ordering redemption of the Rights, with (where required) the concurrence of the Continuing Directors, the Rights will terminate and the only right of the holders of Rights will be to receive the $.001 redemption price. Rights are not exercisable while subject to redemption.

        CONTINUING DIRECTORS. The term "Continuing Directors" means any member of the Board of Directors of the Corporation who was a member of the Board prior to the date of the Rights Agreement, and any person who is subsequently elected to the Board if such person is recommended or approved by a majority of the Continuing Directors, but shall not include an Acquiring Person, or an affiliate or associate of an Acquiring Person, or any representative of the foregoing entities or persons.

        STOCKHOLDER RIGHTS. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Corporation, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Corporation, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Corporation or for common stock (or other consideration) of the acquiring company as set forth above.

        AMENDMENTS. Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Corporation prior to the Distribution Date. After the Date of Distribution, the provisions of the Rights Agreement may be amended by the Board (in certain circumstances, with the concurrence of the Continuing Directors) in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; provided, however, that no amendment to adjust the time period governing redemption shall be made at such time as the Rights are not redeemable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3.6 Rights Agreement dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit A thereto a form of Certificate of Designation for the Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Shareholder Rights Plan (incorporated by reference to Exhibit 2.1 to the Form 8-A filed on June 19, 1996).

              27        Financial Data Schedule.

         (b)  Reports on Form 8-K

              The registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1996


                                        QLOGIC CORPORATION





                                        BY: /s/ H.K. DESAI
                                            ------------------------------
                                            (H.K. Desai)
                                            President and
                                            Chief Executive Officer





                                        BY: /s/ THOMAS R. ANDERSON
                                            ------------------------------
                                            (Thomas R. Anderson)
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                              Sequential
Number                            Description                         Page No.
- -------                           -----------                        ----------
3.6             Rights Agreement dated as of June 4, 1996 between
                QLogic Corporation and Harris Trust Company of
                California, which includes as Exhibit A thereto a
                form of Certificate of Designation for the Preferred
                Stock, as Exhibit B thereto the Form of Rights
                Certificate and as Exhibit C thereto a Summary of
                Terms of Shareholder Rights Plan.

27              Financial Data Schedule.