Form 10-Q
period 1996-09-29
Q LOGIC CORP
filed 1996-11-12
CIK 918386

                                   UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                             -----------------------


 (Mark One)
    (X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996


                                       OR

    ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from         to
                                               -------    -------

                           COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (Exact name of registrant as specified in its charter)




             DELAWARE                                            33-0537669
  (State or other jurisdiction of
   incorporation or organization)                             (I.R.S. Employer
                                                             Identification No.)
          3545 HARBOR BOULEVARD
         COSTA MESA, CALIFORNIA                                    92626
(Address of principal executive offices)                         (Zip Code)



                                 (714) 438-2200
              (Registrant's telephone number, including area code)

                             -----------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ---      ---
As of October 27, 1996, the registrant had 5,694,304 shares of common stock outstanding.

                               QLOGIC CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------

Item 1.    Financial Statements

     Condensed Consolidated Balance Sheets
       September 29, 1996 and March 31, 1996 ..........................        3

     Condensed Consolidated Statements of Operations
       Three and six months ended September 29, 1996
       and October 1, 1995 ............................................        4

     Condensed Consolidated Statements of Cash Flows
      Six months ended September 29, 1996 and
       October 1, 1995 ................................................        5

     Notes to Condensed Consolidated Financial Statements .............        6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..............        7

PART II.  OTHER INFORMATION                                                 PAGE
--------------------------------------------------------------------------------

Item 6 (b)

Exhibits and Reports on Form 8-K ......................................       10

PART I.  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                        QLOGIC CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)
                                   (unaudited)
                                     ASSETS

                                                                                     SEPTEMBER 29,     MARCH 31,
                                                                                              1996          1996
                                                                                              ----          ----

Cash                                                                                       $ 9,594      $  8,414
Accounts and notes receivable, net                                                           8,317         7,033
Inventories                                                                                  6,219         6,670
Deferred income taxes                                                                          794           648
Prepaid expenses and other current assets                                                      320           239
                                                                                           -------      --------
     Total current assets                                                                   25,244        23,004
Property and equipment, net                                                                  4,533         5,520
Other assets                                                                                   639            15
                                                                                           -------      --------
                                                                                           $30,416      $ 28,539
                                                                                           =======      ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     SEPTEMBER 29,     MARCH 31,
                                                                                              1996          1996
                                                                                              ----          ----

Accounts payable                                                                           $ 4,527      $  6,177
Accrued expenses                                                                             5,095         3,218
Current installments of capitalized lease obligations                                          240           275
                                                                                           -------      --------
     Total current liabilities                                                               9,862         9,670
Capitalized lease obligations, excluding current installments                                  461           576
Other non-current liabilities                                                                  924         2,016
Stockholders' equity:
     Preferred stock, $.10 par value; 800,000 shares authorized, none issued
         and Series A, $0.001 par value; 200,000 shares authorized, none issued                  -             -
     Common stock $.10 par value; 12,500,000 shares authorized; 5,654,367 and 5,557,598 shares issued and outstanding at September 29, 1996 and
         March 31, 1996, respectively                                                          565           556
     Additional paid-in capital                                                             17,539        16,801
     Retained earnings (accumulated deficit)                                                 1,065        (1,080)
                                                                                           -------      --------
         Total stockholders' equity                                                         19,169        16,277
                                                                                           -------      --------
                                                                                           $30,416      $ 28,539
                                                                                           =======      ========


     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except share and per share data)
                                   (unaudited)

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  ------------------                 ----------------
                                             SEPT. 29,       OCTOBER 1,        SEPT. 29,       OCTOBER 1,
                                                  1996             1995             1996             1995
                                                  ----             ----             ----             ----
Net revenues                                $   16,725      $    13,105       $   32,465      $    22,675
Cost of sales                                    9,622            8,476           19,207           14,471
                                            ----------      -----------       ----------      -----------
         Gross profit                            7,103            4,629           13,258            8,204

Operating expenses:
     Engineering and development                 2,536            1,672            4,625            3,325
     Selling and marketing                       1,466            1,642            2,823            3,631
     General and administrative                  1,229              940            2,346            2,035
                                            ----------      -----------       ----------      -----------

         Total operating expenses                5,231            4,254            9,794            8,991
                                            ----------      -----------       ----------      -----------

     Operating income (loss)                     1,872              375            3,464             (787)
Interest income (expense)                           92              (15)             151              (33)
                                            ----------      -----------       ----------      -----------

     Income (loss) before income taxes           1,964              360            3,615             (820)
Income tax provision (benefit)                     786              146            1,470             (310)
                                            ----------      -----------       ----------      -----------

Net income (loss)                           $    1,178      $       214       $    2,145      $      (510)
                                            ==========      ===========       ==========      ===========

Net income (loss) per common and
     equivalent share                       $     0.20      $      0.04       $     0.36      $     (0.09)
                                            ==========      ===========       ==========      ===========

Weighted average common and
     common equivalent shares                6,027,500        5,604,823        6,029,306        5,552,458
                                            ==========      ===========       ==========      ===========


     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                             SEPTEMBER 29,    OCTOBER 1,
                                                                                      1996          1995
                                                                                      ----          ----
Cash flows from operating activities:
     Net income (loss)                                                             $ 2,145       $  (510)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                               1,266         1,159
         Loss on disposal of property and equipment                                  1,235             -
         Provision (benefit) for deferred income taxes and income tax payable         (146)           86
     Changes in assets and liabilities:
         Decrease (increase) in accounts and notes receivables                      (1,284)        3,781
         Increase in inventories                                                       451        (1,324)
         Increase in prepaid expenses and other current assets                         (81)         (148)
         Decrease in other assets                                                     (630)          209
         Increase (decrease) in accounts payable                                    (1,650)          258
         Increase in accrued expenses                                                1,877            14
         Decrease in other non-current liabilities                                  (1,092)            -
                                                                                   -------       -------
             Net cash provided by operating activities                               2,091         3,525
                                                                                   -------       -------
Cash flows used in investing activities:
         Additions to property and equipment                                        (1,508)         (652)
                                                                                   -------       -------
             Net cash used in investing activities                                  (1,508)         (652)
                                                                                   -------       -------
Cash flows from financing activities:
         Principal payments under capital leases                                      (150)         (141)
         Proceeds from exercise of stock options                                       747             -
                                                                                   -------       -------
             Net cash provided by (used in) financing activities                       597          (141)
                                                                                   -------       -------
Net change in cash                                                                   1,180         2,732
                                                                                   -------       -------
Cash at beginning of period                                                          8,414         1,149
                                                                                   -------       -------
Cash at end of period                                                              $ 9,594       $ 3,881
                                                                                   =======       =======
Cash paid during the period for:
         Interest                                                                  $    87       $    53
                                                                                   =======       =======
         Income taxes                                                              $ 1,331       $    36
                                                                                   =======       =======


     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



NOTE (1) BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 29, 1996 and March 31, 1996, the results of operations for the three and six months ended September 29, 1996 and October 1, 1995 and the statements of cash flows for the six months ended September 29, 1996 and October 1, 1995.


NOTE (2) INVENTORIES

      Components of inventories are as follows:

                                                       SEPTEMBER 29,   MARCH 31,
                                                                1996        1996
                                                                ----        ----

Raw materials                                                 $1,439      $2,122
Work in progress                                                 472       1,455
Finished goods                                                 4,308       3,093
                                                              ------      ------
                                                              $6,219      $6,670
                                                              ======      ======



NOTE (3) NET INCOME (LOSS) PER SHARE

      Net income (loss) per common and equivalent share was computed based on the weighted average number of common and equivalent shares outstanding (if dilutive) during the periods presented (6,027,500 and 6,029,306 for the three and six months ended September 29, 1996 respectively). The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. The primary and fully diluted income (loss) per share calculations are approximately the same. Common share equivalents are not used in the six months ended October 1, 1995 computation as they would be anti-dilutive.

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


                                                   THREE MONTHS ENDED                               SIX MONTHS ENDED
                                       -----------------------------------------     -------------------------------------------
                                       September 29, 1996        October 1, 1995     September 29, 1996          October 1, 1995
                                       ------------------        ---------------     ------------------          ---------------

Net Revenues ......................   $ 16,725      100.0%   $ 13,105      100.0%   $ 32,465      100.0%    $ 22,675       100.0%
Cost of Sales .....................      9,622       57.5       8,476       64.7      19,207       59.2       14,471        63.8
                                      --------   --------    --------   --------    --------   --------     --------    --------
     Gross profit .................      7,103       42.5       4,629       35.3      13,258       40.8        8,204        36.2
Operating expenses:
     Engineering and development ..      2,536       15.2       1,672       12.7       4,625       14.2        3,325        14.7
     Selling and marketing ........      1,466        8.8       1,642       12.5       2,823        8.7        3,631        16.0
     General and administrative ...      1,229        7.3         940        7.2       2,346        7.2        2,035         9.0
                                      --------   --------    --------   --------    --------   --------     --------    --------
     Total operating expenses .....      5,231       31.3       4,254       32.4       9,794       30.1        8,991        39.7
                                      --------   --------    --------   --------    --------   --------     --------    --------
     Operating income (loss) ......   $  1,872       11.2    $    375        2.9    $  3,464       10.7     $   (787)       (3.5)
                                      ========   ========    ========   ========    ========   ========     ========    ========


NET REVENUES

      Net revenues for the three months ended September 29, 1996 increased $3.6 million, or 27.6 percent from the comparable three months in fiscal 1995 to $16.7 million. The increase was primarily the result of a sales increase in the TEC, Host Board, and ISP product lines and License fees. A partially offsetting decline in sales of $2.1 million occurred in the FAS product line.

      Net revenues for the six months ended September 29, 1996 increased $9.8 million, or 43.2 percent from the comparable six months in fiscal 1995 to $32.5 million. The increase was primarily the result of a sales increase in the TEC, Host Boards, and ISP product lines and License fees. A partially offsetting decline in sales of $1.1 million accrued in the FAS product line.


COST OF SALES

      The cost of sales percentage for the three months ended September 29, 1996 was 57.5 percent, a decrease of 7.2 percent over the comparable period in the prior fiscal year. The percentage decrease is due to the mix of products shipped, which included a greater percentage of products containing higher levels of integration and functionality with associated higher average selling prices and profit margins. The Company continued to focus on reducing component costs as well as implementing design efficiencies. The

Company's ability to maintain current gross profit can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.

      The cost of sales percentage for the six months ended September 29, 1996 was 59.2 percent, a decrease of 4.6 percent over the comparable period in the prior fiscal year. The percentage decrease is due to the mix of products shipped, which included a greater percentage of products containing higher levels of integration and functionality with associated higher average selling prices and profit margins. The Company continued to focus on reducing component costs as well as implementing design efficiencies. The Company's ability to maintain current gross profit can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.


OPERATING EXPENSES

      Operating expenses for the three months ended September 29, 1996 increased $1.0 million, or 23.0 percent, from the comparable period in the prior fiscal year. The increase in operating expenses was due to engineering and development expenditures increasing by $0.9 million, which is attributable to salary and chip mask related expenses within engineering. Selling and marketing expenses decreased by $0.2 million related to reduced advertising, travel and entertainment expenses. General and administrative expenses increased $0.3 million from expenses related to implementing a new computer system and salaries expense.

      Operating expenses for the six months ended September 29, 1996 increased $0.8 million or 9.0 percent from the comparable period in the prior fiscal year. The increase in operating expenses was due to engineering and development expenditures increasing by $1.3 million due to salary and chip mask related expenses within engineering. General and administrative expenses increased $0.3 million from expenses related to implementing a new computer system and salaries. Selling and marketing expenses decreased by $0.8 million related to reduced advertising, travel and entertainment expenses.


OPERATING INCOME

      Operating income for the three months ended September 29, 1996 increased $1.5 million compared with the three month period ended October 1, 1995. This increase was associated with gross profit increasing by $2.5 million from the comparable period in the prior fiscal year. An offsetting factor to the gross profit increase was an operating expense increase of $1.0 million from the comparable quarter in the prior fiscal year.

      Operating income for the six months ended September 29, 1996 increased $4.3 million from the six month period ended October 1, 1995. The operating income was associated with gross profit increasing by $5.1 million from the comparable period in the prior fiscal year. An offsetting factor to the gross profit increase was an operating expense increase of $0.8 million from the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

      Working capital at September 29, 1996 increased by $2.0 million from March 31, 1996.

      QLogic has a line of credit of up to $7.5 million with Silicon Valley Bank. There were no borrowings under the line of credit during the quarter ended September 29, 1996. The line of credit with Silicon Valley Bank expires July 5, 1997.

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

      Prior to the Distribution, QLogic and Emulex entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex and to implement the Distribution as a tax-free distribution. The total amount due Emulex pursuant to the Tax Sharing Agreement at September 29, 1996 is $0.5 million which is included in other non-current liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and bear interest, commencing January 1, 1996, at the rate applicable to underpayments of Federal Income Taxes, which was 9 percent at September 29, 1996. Interest due Emulex is payable quarterly beginning April 1996.


BUSINESS ENVIRONMENT AND CERTAIN FACTORS BEARING ON FUTURE RESULTS

      Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements. When used in this Form 10-Q the words "forecast," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

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

      A significant portion of the Company's revenue in each fiscal quarter results from orders booked in that quarter. During fiscal 1996 a significant percentage of the Company's bookings and sales to major customers on a quarterly basis occurred during the last month of the quarter and typically concentrated in the latter half of that month. Although this trend has not continued in the first six months of fiscal 1997, the trend could return. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major customers at the time of the orders. Major distribution customers sometimes receive negotiated cash rebates, market development funds, and extended payment terms from the Company for incentive purposes, in accordance with or in some cases, above and beyond standard industry practice. Changes in purchasing patterns by one or more of the Company's major customers, customer policies pertaining to desired inventory levels of Company products, negotiations of rebate and market development funds, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results. These factors could also increase the inventory levels maintained by the Company and adversely affect the inventory reserves required to be maintained by the Company.

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


These and other factors which could cause actual results to differ materially from those in forward-looking statements are also discussed in the Company's other filings with the Securities and Exchange Commission, including its recent filings on Form 10-K and Form 10-Q. The Company cautions the reader, however, that these lists of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.











PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      27 Financial Data Schedule

(b)   Reports on Form 8-K
      The registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 11, 1996


                                    QLOGIC CORPORATION






                                BY: /s/ H.K. DESAI
                                    --------------------------------------------
                                    (H.K. Desai)
                                    President and Chief Executive Officer






                                BY: /s/ THOMAS R. ANDERSON
                                    --------------------------------------------
                                    (Thomas R. Anderson)
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)