Form 10-Q
period 1996-12-29
Q LOGIC CORP
filed 1997-02-10
CIK 918386

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                               ___________________


 (Mark One)
    (X)        Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996


                                       OR

    ( )       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from     to
                                               ----  ----

                           COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (Exact name of registrant as specified in its charter)




                  DELAWARE                                    33-0537669
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

           3545 HARBOR BOULEVARD
           COSTA MESA, CALIFORNIA                                92626
   (Address of principal executive offices)                    (Zip Code)



                                 (714) 438-2200
              (Registrant's telephone number, including area code)

                            ________________________


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

As of January 26, 1997, the registrant had 5,808,057 shares of common stock outstanding.

                               QLOGIC CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------

Item 1.    Financial Statements

     Condensed Consolidated Balance Sheets  .................................  3
      December 29, 1996 and March 31, 1996

     Condensed Consolidated Statements of Operations  .......................  4
      three and nine months ended December 29, 1996
      and December 31, 1995

     Condensed Consolidated Statements of Cash Flows  .......................  5
      nine months ended December 29, 1996
      and December 31, 1995

     Notes to Condensed Consolidated Financial Statements  ..................  6


Item 2.    Management's Discussion and Analysis of  .........................  7
           Financial Condition and Results of Operations


PART II.  OTHER INFORMATION                                                 PAGE
--------------------------------------------------------------------------------

Item 6 (b)Exhibits and Reports on Form 8-K  ................................ 10


PART I.  FINANCIAL INFORMATION
wwITEM 1.    FINANCIAL STATEMENTS


                        QLOGIC CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)
                                   (unaudited)
                                      ASSETS

                                                                                          DECEMBER 29,            MARCH 31,
                                                                                                  1996                 1996
                                                                                           -----------          -----------
Cash                                                                                       $    15,880          $     8,414
Accounts and notes receivable, net                                                               5,271                7,033
Inventories                                                                                      3,899                6,670
Deferred income taxes                                                                            1,200                  648
Prepaid expenses and other current assets                                                          320                  239
                                                                                           -----------          -----------
     Total current assets                                                                       26,570               23,004
Property and equipment, net                                                                      5,613                5,520
Other assets                                                                                       688                   15
                                                                                           -----------          -----------
                                                                                           $    32,871          $    28,539
                                                                                           ===========          ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                          DECEMBER 29,            MARCH 31,
                                                                                                  1996                 1996
                                                                                           -----------          -----------

Accounts payable                                                                           $     3,767          $     6,177
Accrued expenses                                                                                 5,719                3,218
Current installments of capitalized lease obligations                                              231                  275
                                                                                           -----------          -----------
     Total current liabilities                                                                   9,717                9,670
Capitalized lease obligations, excluding current installments                                      401                  576
Other non-current liabilities                                                                      924                2,016
Stockholders' equity:
     Preferred stock, $.10 par value; 800,000 shares authorized, none issued                         -                    -
         and Series A, $0.001 par value; 200,000 shares authorized, none issued
     Common stock $.10 par value; 12,500,000 shares authorized; 5,777,211
         and 5,557,598 shares issued and outstanding at December 29, 1996                          577                  556
         and March 31, 1996, respectively
     Additional paid-in capital                                                                 18,512               16,801
     Retained earnings (accumulated deficit)                                                     2,740              (1,080)
                                                                                           -----------          -----------
         Total stockholders' equity                                                             21,829               16,277
                                                                                           -----------          -----------
                                                                                           $    32,871          $    28,539
                                                                                           ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except share and per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       ------------------------------       ------------------------------
                                                       December 29,      December 31,       December 29,      December 31,
                                                               1996              1995               1996              1995
                                                       ------------      ------------       ------------      ------------

Net revenues                                            $    17,431       $    14,886        $    49,896       $    37,561
Cost of sales                                                 9,391             9,450             28,598            23,921
                                                        -----------       -----------        -----------       -----------
         Gross profit                                         8,040             5,436             21,298            13,640

Operating expenses:
     Engineering and development                              2,575             1,959              7,200             5,284
     Selling and marketing                                    1,742             1,542              4,565             5,173
     General and administrative                               1,067             1,240              3,413             3,275
                                                        -----------       -----------        -----------       -----------
         Total operating expenses                             5,384             4,741             15,178            13,732
                                                        -----------       -----------        -----------       -----------
     Operating income (loss)                                  2,656               695              6,120              (92)

Interest income (expense)                                       138                27                289               (6)
                                                        -----------       -----------        -----------       -----------

     Income (loss) before income taxes                        2,794               722              6,409              (98)

Income tax provision (benefit)                                1,117               278              2,587              (32)
                                                        -----------       -----------        -----------       -----------

Net income (loss)                                       $     1,677       $       444        $     3,822        $     (66)
                                                        ===========       ===========        ===========        ==========

Net income (loss) per common and
     equivalent share                                   $      0.26       $      0.08        $      0.61       $    (0.01)
                                                        ===========       ===========        ===========       ===========

Weighted average common and
     common equivalent shares                             6,330,326         5,680,942          6,300,522         5,552,458
                                                        ===========       ===========        ===========       ===========




    See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                          -------------------------------
                                                                                          DECEMBER 29,       DECEMBER 31,
                                                                                                  1996               1995
                                                                                           -----------         ----------
Cash flows from operating activities:
     Net income (loss)                                                                     $     3,822         $     (66)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                           1,782              1,833
         Loss on disposal of property and equipment                                              1,235                  -
         Benefit from deferred income taxes                                                      (552)              (501)
     Changes in assets and liabilities:
         Decrease in accounts and notes receivables                                              1,762              4,350
         Decrease (increase) in inventories                                                      2,771              (956)
         Increase in prepaid expenses and other current assets                                    (81)               (76)
         Decrease (increase) in other assets                                                     (690)                307
         Increase (decrease) in accounts payable                                               (2,410)                 25
         Increase in accrued expenses                                                            2,501                992
         Decrease in other non-current liabilities                                             (1,092)                  -
                                                                                           -----------         ----------
             Net cash provided by operating activities                                           9,048              5,908
                                                                                           -----------         ----------
Cash flows from investing activities:
         Additions to property and equipment                                                   (3,093)              (904)
                                                                                           -----------         ----------
             Net cash used in investing activities                                             (3,093)              (904)
                                                                                           -----------         ----------
Cash flows from financing activities:
         Principal payments under capital leases                                                 (219)              (226)
         Proceeds from exercise of stock options                                                 1,730                  -
                                                                                           -----------         ----------
             Net cash provided by (used in) financing activities                                 1,511              (226)
                                                                                           -----------         ----------
Net change in cash                                                                               7,466              4,778
                                                                                           -----------         ----------
Cash at beginning of period                                                                      8,414              1,149
                                                                                           -----------         ----------
Cash at end of period                                                                      $    15,880         $    5,927
                                                                                           ===========         ==========
Cash paid during the period for:
         Interest                                                                          $       105         $       78
                                                                                           ===========         ==========
         Income taxes                                                                      $     3,131         $      119
                                                                                           ===========         ==========




     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



NOTE (1) BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 29, 1996 and March 31, 1996, the results of operations for the three and nine months ended December 29, 1996 and December 31, 1995 and the statements of cash flows for the nine months ended December 29, 1996 and December 31, 1995.


NOTE (2) INVENTORIES

      Components of inventories are as follows:

                                               DECEMBER 29,            MARCH 31,
                                                       1996                 1996
                                                -----------          -----------

Raw materials                                   $     2,075          $     2,122
Work in progress                                        720                1,455
Finished goods                                        1,104                3,093
                                                -----------          -----------
                                                $     3,899          $     6,670
                                                ===========          ===========


NOTE (3) NET INCOME (LOSS) PER SHARE

      Net income (loss) per common and equivalent share was computed based on the weighted average number of common and equivalent shares outstanding (if dilutive) during the periods presented (6,330,326 and 6,300,522 for the three and nine months ended December 29, 1996, respectively). The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. The primary and fully diluted income (loss) per share calculations are approximately the same. Common share equivalents are not used in the nine months ended December 31, 1995 computation as they would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth selected items from the QLogic Corporation Condensed Consolidated Statements of Operations and should be read in conjunction with other Financial Data and Condensed Consolidated Financial Statements included elsewhere herein. References to amounts are in thousands unless otherwise specified. Prior to December 28, 1992, Emulex Corporation ("Emulex") operated the micro devices business as a division ("EMD"). On March 30, 1992, the Board of Directors of Emulex approved in principle a plan of reorganization (the "Reorganization Plan"). Pursuant to the Reorganization Plan, QLogic was formed as a separate corporation on November 18, 1992 and on December 28, 1992 exchanged 5,000,000 shares of its common stock for the net assets of EMD.

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

                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                        ---------------------------------------       ---------------------------------------

                                        December 29, 1996     December 31, 1995       December 29, 1996     December 31, 1995
                                        -----------------     -----------------       -----------------     -----------------

Net revenues.........................  $17,431      100.0%   $14,886      100.0%      $49,896     100.0%    $37,561      100.0%
     Cost of sales...................    9,391       53.9      9,450       63.5        28,598      57.3      23,921       63.7
                                        ------      -----    -------      -----       -------     -----     -------      -----
     Gross profit......................  8,040       46.1      5,436       36.5        21,298      42.7      13,640       36.3
Operating expenses:
     Engineering and development ....    2,575       14.8      1,959       13.1         7,200      14.4       5,284       14.0
     Selling and marketing...........    1,742       10.0      1,542       10.4         4,565       9.1       5,173       13.7
     General and administrative......    1,067        6.1      1,240        8.3         3,413       6.9       3,275        8.7
                                       -------      -----    -------      -----       -------     -----     -------      -----
     Total operating expenses........    5,384       30.9      4,741       31.8        15,158      30.4      13,732       36.4
                                       -------      -----    -------      -----       -------     -----     -------      -----
     Operating income (loss).........  $ 2,656       15.2    $   695        4.7       $ 6,120      12.3     $  (92)      (0.1)
                                       =======      =====    =======      =====       =======     =====     =======      =====




NET REVENUES

      Net revenues for the three months ended December 29, 1996 increased $2.5 million, or 17.1 percent from the comparable three months in fiscal 1996 to $17.4 million. The increase was primarily the result of a sales increase in the TEC, Host Board, and ISP product lines and License fees. A partially offsetting decline in sales of $1.4 million occurred in the FAS product line.

      Net revenues for the nine months ended December 29, 1996 increased $12.3 million, or 32.8 percent from the comparable nine months in fiscal 1996 to $49.9 million. The increase was primarily the result of a sales increase in the TEC, Host Boards, and ISP product lines and License fees. A partially offsetting decline in sales of $2.5 million occurred in the FAS product line.


COST OF SALES

      The cost of sales percentage for the three months ended December 29, 1996 was 53.9 percent, a decrease of 9.6 percent over the comparable period in the prior fiscal year. The percentage decrease is due to the mix of products shipped, which included a greater percentage of products containing higher levels of integration and functionality with associated higher average selling prices and gross profit margins. The Company continued to focus on reducing component costs as well as implementing design efficiencies. The Company's ability to maintain current gross profit can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.

      The cost of sales percentage for the nine months ended December 29, 1996 was 57.3 percent, a decrease of 6.4 percent over the comparable period in the prior fiscal year. The percentage decrease is due to the mix of products shipped, which included a greater percentage of products containing higher levels of integration and functionality with associated higher average selling prices and gross profit margins. The Company continued to focus on reducing component costs as well as implementing design efficiencies. The Company's ability to maintain current gross profit can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.

OPERATING EXPENSES

      Operating expenses for the three months ended December 29, 1996 increased $0.6 million, or 13.6 percent, from the comparable period in the prior fiscal year. The increase in operating expenses was due to engineering and development expenditures increasing by $0.6 million, which is attributable to salary expenses within engineering. Selling and marketing expenses increased by $0.2 million related to salary expense increases. General and administrative expenses decreased $0.2 million from reduced salary and consulting expenses.

      Operating expenses for the nine months ended December 29, 1996 increased $1.4 million or 10.5 percent from the comparable period in the prior fiscal year. The increase in operating expenses was due to engineering and development expenditures increasing by $1.9 million due to salary and occupancy related expenses within engineering. General and administrative expenses increased $0.1 million from expenses related to implementing a new computer system and salaries. Selling and marketing expenses decreased by $0.6 million related to reduced salary, advertising, travel and entertainment expenses.


OPERATING INCOME

      Operating income for the three months ended December 29, 1996 increased $2.0 million compared with the three month period ended December 31, 1995. This increase was associated with gross profit increasing by $2.6 million from the comparable period in the prior fiscal year. An offsetting factor to the gross profit increase was an operating expense increase of $0.6 million from the comparable three month period in the prior fiscal year.

      Operating income for the nine months ended December 29, 1996 increased $6.2 million from the nine month period ended December 31, 1995. The operating income was associated with gross profit increasing by $7.7 million from the comparable period in the prior fiscal year. An offsetting factor to the gross profit increase was an operating expense increase of $1.4 million from the comparable period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

      Working capital at December 29, 1996 increased by $3.5 million from March 31, 1996.

      QLogic has a line of credit of up to $7.5 million with Silicon Valley Bank. There were no borrowings under the line of credit during the quarter ended December 29, 1996. The line of credit with Silicon Valley Bank expires July 5, 1997, and the company expects to renew this line of credit for an additional year at that time.

      QLogic anticipates capital expenditures in fiscal 1997 will be approximately $4.0 million. QLogic also has long-term lease commitments of approximately $0.4 million which are due over the next five years. QLogic believes that existing cash balances, facilities and equipment leases, cash flow from operating activities and its available line of credit should be sufficient to satisfy its anticipated long-term operating and capital expenditure requirements.

      In order to increase working capital to take advantage of business opportunities, the Company may seek additional equity and/or debt financing within the next twelve months.

      Prior to the Distribution, QLogic and Emulex entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex and to implement the Distribution as a tax-free distribution. The total amount due Emulex pursuant to the Tax Sharing Agreement at December 29, 1996 is $0.5 million which is included in other non-current liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and bear interest, commencing January 1, 1996, at the rate applicable to underpayments of Federal Income Taxes, which was 9 percent at December 29, 1996. Interest due Emulex is payable quarterly beginning April 1996.


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

      Both the semiconductor and the computer peripherals industries are highly competitive and are characterized by rapidly changing technology and evolving industry standards. All of the Company's products compete with products available from numerous companies, many of which have substantially greater research and development, marketing and financial resources, manufacturing capability, customer support organizations and brand recognition than those of the Company. There can be no assurance that the Company's products will be able to compete successfully with other products offered presently or in the future by other vendors.

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

      A significant portion of the Company's revenue in each fiscal quarter results from orders booked in that quarter. Based on historical patterns, frequently, a significant percentage of the Company's bookings and sales to major customers on a quarterly basis occur during the last month of the quarter, typically concentrated in the latter half of that month. Although this pattern did not occur in the first nine months of fiscal 1997, it could return. Orders placed by major customers are typically based upon the customers' forecasted sales level for Company products and inventory levels of Company products desired to be maintained by the major customers at the time of the orders. Major distribution customers sometimes receive negotiated cash rebates, market development funds, and extended payment terms from the Company for incentive purposes, in accordance with, or in some cases, above and beyond standard industry practice. Changes in purchasing patterns by one or more of the Company's major customers, customer policies pertaining to desired inventory levels of Company products, negotiations of rebate and market development funds, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders or to ship large quantities of products near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results. These factors could also increase the inventory levels maintained by the Company and adversely affect the inventory reserves required to be maintained by the Company.

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


Date:  February 6, 1997


                                        QLOGIC CORPORATION






                                BY: /s/ H.K. DESAI
                                    --------------------------------------------
                                    H.K. Desai
                                    President and Chief Executive Officer






                                BY: /s/ THOMAS R. ANDERSON
                                    --------------------------------------------
                                    Thomas R. Anderson
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)