Form 10-K
period 1997-03-30
Q LOGIC CORP
filed 1997-06-26
CIK 918386

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM           TO
                                       ---------    ----------

                          COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       33-0537669
          (STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

            3545 HARBOR BOULEVARD
           COSTA MESA, CALIFORNIA                                   92626
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

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 15, 1997, the aggregate market value of the voting stock held by
non-affiliates of the registrant was $          .

     As of May 15, 1997, the registrant had 5,848,508 shares of common stock outstanding. Documents incorporated by reference:

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:

Part II, Items 6, 7 and 8 -- Annual Report to Stockholders for the year ended March 30, 1997

Part III, Items 10, 11, 12 and 13 -- Definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     The Company is the successor to the Emulex Micro Devices division of Emulex Corporation. The Company was incorporated in Delaware in 1992, as Emulex Micro Devices Corporation, a wholly-owned subsidiary of Emulex Corporation, and, in 1993, substantially all of the assets of the Emulex Micro Devices division were transferred to the Company. In February 1994, pursuant to its spinoff from Emulex Corporation, the Company became a separate publicly held corporation. The terms "QLogic" and "Company" refer to QLogic Corporation and, for periods prior to January 1993, the Emulex Micro Devices division of Emulex Corporation. The Company's principal executive offices are located at 3545 Harbor Boulevard, Costa Mesa, California 92626, and its telephone number is (714) 438-2200. FAS, QLogic and the QLogic logo are trademarks of the Company.

     All references to years refer to the Company's fiscal years ended March 30, 1997, March 31, 1996 and April 2, 1995, as applicable, unless the calendar years are specified. References to dollar amounts, except share and per share data, are in thousands, unless otherwise specified.

OVERVIEW

     QLogic Corporation is a leading designer and supplier of semiconductor and board level I/O products. The Company's products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives, CD-ROM drives and RAID subsystems. QLogic provides complete I/O technology solutions by designing and marketing single chip controller and adapter board products for both sides of the computer/peripheral device interlink, or "bus." Historically, the Company has targeted the high performance sector of the I/O market, focusing primarily on the SCSI industry standard. The Company is utilizing its I/O expertise to develop products for emerging I/O standards, such as Fibre Channel. Fibre Channel is experiencing early industry acceptance as a higher performance solution that maintains signal integrity while allowing for increased connectivity between a computer system and its data storage peripherals.

     QLogic's products utilize various I/O standards to service the needs of manufacturers and end users of various types of computer systems and components, such as workstations, servers and data storage peripherals. The Company provides high performance SCSI-based solutions and new I/O solutions based on the emerging Fibre Channel standard, and is leveraging its technological capabilities to provide solutions based on the IDE standard. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. The Company's primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data peripherals, such as Sun Microsystems, Inc., Fujitsu Limited and Digital Equipment Corporation.

INDUSTRY BACKGROUND

     The increasing processing power of computers, the proliferation of networks, the rapid growth in the usage of the Internet and intranets, the wider application of computers in multimedia and telecommunications applications and the availability of higher performance data storage peripheral devices have driven the demand for increased data throughput among servers, workstations and data storage peripherals and, as a result, for increased I/O system performance. The I/O system is the electronic link between the host CPU and the computer's data storage peripheral devices, such as hard disk drives, tape drives, removable disk drives, CD-ROM drives and RAID subsystems. The I/O system must utilize industry standard hardware and software interfaces to manage and direct the flow of large volumes of data at high speeds between the CPU and multiple data storage peripherals, and, at the same time, minimize the consumption of CPU processing power and maintain peripheral data storage integrity. As microprocessors run at higher speeds and levels of performance, they require I/O systems which support faster and more autonomous data transmission and other advanced capabilities in order to function optimally.

     IDE was an early standard for data interchange for personal computers. Historically, IDE-based I/O systems managed and directed the flow of data between personal computers and up to two hard disk drives. As PC-based servers became increasingly sophisticated, the relatively low data throughput and minimal connectivity of IDE became a limiting factor for system performance. As a result, high performance systems, such as servers and workstations, migrated to faster standards. Nevertheless, it is anticipated that IDE will remain an important and cost-effective solution to the I/O needs of the personal computer market due to the large installed base of personal computers and due to the increasing performance capabilities of new IDE standards, such as EIDE and Ultra IDE, which operate at higher data transfer rates and support up to four data storage peripheral devices.

     In response to the increased data throughput and connectivity required by networks and workstations, SCSI was developed and adopted as the industry high performance I/O interface standard. The overall growth of the SCSI marketplace has been driven by rapid technological change and the evolving dynamics of high performance computer and computer data storage peripheral devices, including, the greater variety of higher performance peripheral devices; the continual shift toward higher capacity and higher data rate disk drives; the need to support greater numbers and types of attached peripherals; the movement toward more distributed network architectures across greater distances; the need for greater volumes of data transfer; and the demand for increased data throughput. Additionally, SCSI is also benefiting from the emerging "plug and play" standard, that is supported by Windows operating systems and Intel microprocessor-based systems, which simplifies the installation process, and from the growing usage of multi-tasking, multi-threading operating systems for which the prevailing IDE technology is less suited.

     The continuing evolution towards higher performance computer systems has led to the development of new connectivity solutions that provide even greater levels of data interchange between computer systems and data storage peripheral devices. Fibre Channel is emerging as a new industry standard to meet the demand for increased connectivity and data transfer rates. Fibre Channel is an advanced I/O standard which provides data transmission speeds up to approximately two and one-half times the rate currently provided by the fastest SCSI-based solutions. In addition, Fibre Channel is designed to maintain signal integrity while allowing for data interchange between a computer system and up to eight times more peripherals than SCSI. Furthermore, Fibre Channel is designed to support the use of either a fibre optic connection or a more compact version of the copper cable traditionally used for SCSI solutions. Fibre optic connection allows the distance between a computer system and its data storage peripheral devices to extend up to 10 kilometers. The Company believes Fibre Channel will likely be the I/O technology of choice for larger, higher performance data and network applications while SCSI-based products will continue to be used in applications requiring lower functionality and performance.

     Computer system and peripheral device manufacturers select I/O technologies for incorporation into their products primarily on the basis of application, performance and connectivity needs. The I/O products selected must be specifically tailored to the manufacturer's requirements, in order to be compatible with the manufacturer's system or peripherals either on a turn-key basis or with minimal developmental effort. In addition to being compatible with the present system or peripherals, I/O products ideally must be both "forward" and "backward" compatible with future and past computers and peripherals. That is, there must be a ready migration path between the I/O product and other products currently sold or under development by the manufacturer. Also, it is critical that the I/O product be available at a reasonable cost and in a timely manner, so as not to delay the manufacturer's time to market, which has become increasingly important in an era of short product life cycles. In order to achieve these goals, manufacturers increasingly seek to involve I/O product suppliers in their product planning, validation and development cycles. By including the I/O system providers in their planning and development process, manufacturers not only ensure compatibility between product lines but also reduce the average time to market for their products.

THE QLOGIC SOLUTION

     QLogic is a leading designer and supplier of semiconductor and board level I/O products. The Company has been designing and marketing SCSI-based products for over 10 years and is a leading supplier of connectivity solutions to this market sector. The Company is leveraging its technological expertise in SCSI into higher and lower end hardware and software solutions for its OEM customer base. In 1996, the Company introduced the industry's first fully integrated single chip PCI to Fibre Channel controller. The Company also recently has introduced devices based on IDE standards to address additional I/O needs of its OEM customer base.

     The Company works closely with its customers in order to anticipate and help identify their needs. Even after a product is identified and validated, the Company continues to work with the customer in a joint product development process to ensure compatibility with the customer's future product designs. As a result of this partnership oriented approach, the Company believes that its customers benefit from significant time to market advantages. By gaining insight into the customers' system needs, the Company believes that it is in a better position to deliver I/O products with an easier migration path, thus reducing the customers' firmware and software development costs and associated implementation risks. In addition, by utilizing selected wafer fabrication suppliers, the Company seeks to ensure that it has ready access to the latest developments in wafer fabrication, while avoiding the fixed costs associated with foundry ownership.

     The Company's products are designed to reduce board space requirements on plug-in cards, computer motherboards and peripheral controller boards by integrating multiple I/O controller functions on a single chip. The Company believes its products offer superior compatibility and ease of migration across multiple I/O standards due to their use of common software or firmware. The Company believes that its experience and focus on the SCSI market sector, the ease of migration of its products, its current development efforts into I/O standards such as IDE and Fibre Channel and its close customer relationships with leading server, workstation and peripheral manufacturers provide the Company with competitive advantages in the I/O product market.

TECHNOLOGY AND PRODUCTS

     The Company develops and markets I/O products for both the host and peripheral connections of the I/O bus. For the host interface, the Company's products include a variety of adapters, in both board and single chip integrated circuit form, which address the server and workstation segments of the computer market. For peripheral applications, the Company provides single chip controllers for data storage peripheral devices, including hard disk drives, tape drives, removable disk drives, CD-ROM drives and RAID subsystems. The Company's I/O products are currently based on the three most prevalent interface standards: IDE, SCSI and Fibre Channel. The Company's peripheral products include Fast Architecture SCSI ("FAS") and Triple Embedded Controller ("TEC") products. The Company's computer systems products include Intelligent SCSI Processor ("ISP") Host Adapter chips and QLA Host Adapter Board products.

     The Company has historically focused on the SCSI standard interface for its I/O product development. The Company's initial design wins for SCSI-based host products came from manufacturers of workstations and servers using Reduced Instruction Set Computer ("RISC") processors. The Company developed an embedded RISC-based controller, which is supplied with executable firmware capable of being custom tailored. The Company's leading peripheral technological developments include a broad range of Very Large Scale Integration ("VLSI") SCSI and IDE controllers, which incorporate intelligent I/O controllers with powerful data error correction capability, in order to ensure data integrity between the CPU and its peripherals. After accumulating significant architectural and systems expertise in designing SCSI devices over successive generations of the products, the Company expanded its SCSI-based host adapter board and peripheral controller product lines to address additional computer systems and data storage peripheral market segments, such as IDE and Fibre Channel.

     In 1996, the Company introduced the industry's first fully integrated single chip PCI to Fibre Channel controller. Fibre Channel is a scaleable data transfer interface technology (currently implemented at 100 megabytes per second) that maps multiple standard transport protocols, and utilizes compact copper cables, or fiber optics to transmit data at distances up to 10 kilometers, while supporting various topologies for data transfer. The Company's single chip design with an embedded transceiver provides certain advantages over existing multi-chip solutions, including a smaller footprint, increased reliability and a more cost-effective solution. The Company believes Fibre Channel will become an important I/O interface for high performance peripherals and networks over the next several years.

     The Company's host adapter chip product line incorporates its ISP, which integrates certain controller functions, such as a proprietary RISC processor, a host interface (PCI or SBus) and a protocol processor (SCSI or Fibre Channel). By incorporating an I/O processor to control SCSI or Fibre Channel operations and by including a proprietary RISC processor to control and direct memory and software activities, the Company's ISP architecture facilitates faster throughput and is designed to minimize customer resource requirements as I/O standards evolve. Furthermore, the Company's product architecture is designed to facilitate both upward and downward compatibility. Customers' significant software investments can be preserved during transition from Fast SCSI to Ultra SCSI, with only minimal additional software design necessary to complete the upward migration to the Company's Fibre Channel solutions.

     For the peripherals market, the Company's TEC architecture integrates certain control functions such as buffer controller, powerful data error correction and disk formatting, microprocessor interface and I/O interface (SCSI, IDE or Fibre Channel). The Company's products are designed to facilitate backward migration from SCSI to IDE and forward migration from SCSI to Fibre Channel by ensuring that a substantial portion of a customer's firmware investments can be preserved during the transition. The Company's common architecture modules for ISP and TEC products are designed to benefit the Company's customers by providing faster time to market, reduced support costs, simplified technology transitions and increased performance.

     The markets in which the Company competes are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. There can be no assurance that the Company will respond effectively to technological changes or that the Company's products will conform to evolving industry standards and protocols. The Company has invested and will continue to invest significant resources in the development of its Fibre Channel based products; there can be no assurance that Fibre Channel will be adopted as a predominant industry standard, or that the Company's Fibre Channel products will conform to an industry standard which has yet to be uniformly adopted. The failure of the Company's products to gain acceptance within industry standards and protocols would adversely affect the Company's business, financial condition and results of operations.

SALES AND MARKETING

     QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. In North America, the Company uses a tiered sales and marketing approach, with a direct sales force to serve large and strategic OEM accounts, OEM representatives that are focused on specific medium sized accounts, and regional distributors and resellers that serve smaller accounts. In the Pacific Rim, the Company sells directly as well as through a master distributor. In Europe, the Company sells its products through distributors and through a representative. The Company believes that it is important to work closely with its large peripheral and computer system manufacturer OEMs during their design cycles. The Company supports these customers with extensive applications and system design support, as well as training classes and seminars both in the field and from its offices in Costa Mesa, California. The Company also maintains a high level of customer support through technical hotlines and Internet communications.

     The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. The Company's distributors are permitted to return to the Company a portion of the products purchased by them. In addition, the Company provides its distributors with price protection in the event that the Company reduces the prices of its products. The loss of one or more manufacturers' representatives or distributors could have an adverse effect on the Company's business, financial condition and results of operations.

     The Company's sales efforts are focused on establishing and developing long term relationships with OEMs and other potential customers. The sales cycle typically begins with a design win, which entails a product of the Company being selected to be incorporated into a potential customer's computer system or data storage peripherals. Once the Company secures a design win with a given customer, the time to production shipment can range between six and 18 months. After winning a design with a potential customer, QLogic works closely with the customer to integrate its product with the customer's current and next generation products. Due to the extensive amounts of resources required for each customer design, typically only one I/O solution is designed into any given customer product. After being designed into a customer's product, sales are typically made through purchase orders which are subject to cancellation, postponement or other types of delays.

     Export revenues of the Company's products accounted for approximately 45%, 55% and 62% of net revenues for fiscal 1997, 1996 and 1995, respectively. International sales are denominated in U.S. dollars. Due to its international sales, the Company is subject to a number of risks, including restrictions related to export regulations as well as those related to political upheaval and economic downturns in foreign nations.

ENGINEERING AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. The Company's strategy is to leverage its substantial base of architectural and systems expertise and product innovation capabilities to address a broad range of I/O solutions as well as to develop products for its core SCSI business. The Company is currently engaged in the development of integrated circuit I/O controllers for additional I/O standards and enabling technologies, such as Fibre Channel, Ultra SCSI, Low Voltage Differential (LVD), Ultra IDE and 1394 (Firewire). The Company intends to broaden its product lines while continuing to allow its customers to transition rapidly to Fibre Channel and other emerging I/O standards.

     At March 30, 1997, the Company employed approximately 90 engineers, including technicians and support personnel engaged in the development of new products and the improvement of existing products. There can be no assurance that the Company will continue to be successful in attracting and retaining key personnel with the skills and expertise necessary to develop new products in the future. Engineering and development expenses were approximately $10.4 million, $7.2 million and $7.6 million for fiscal 1997, 1996 and 1995, respectively.

     The markets for the Company's products are characterized by rapid technological change, evolving industry standards and product obsolescence. The Company's success is highly dependent upon the timely completion and introduction of new products at competitive prices and performance levels. There can be no assurance that the Company will be able to identify new product opportunities successfully and develop and bring to market new products in a timely manner, or that the Company will be able to respond effectively to technological advancements or new product announcements.

BACKLOG

     The Company's backlog of orders was approximately $20.6 million at March 30, 1997, compared to approximately $15.5 million at March 31, 1996. All backlog is scheduled for delivery within six months or less. Most orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. The Company's customers have in the past encountered uncertain and changing demand for their products. Orders are typically placed based on customer forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. In the past, the Company has experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders. Therefore, the level of backlog at any particular date is not necessarily indicative of sales for any future period.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. All of the Company's products compete with products available from several companies, many of whom have research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations that are substantially greater than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be adversely affected.

     The Company currently competes primarily with Adaptec, Inc. and Symbios Logic, Inc. In the Fibre Channel sector of the I/O market, the Company expects to compete primarily with Adaptec, Inc., Symbios Logic, Inc. and Hewlett-Packard Company. In the IDE sector, the Company expects to compete with Adaptec, Inc. and Cirrus Logic, Inc. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from the Company.

     The Company believes that one of its principal competitive strengths in the integrated circuit I/O controller market is its ability to obtain major design wins as the result of its systems level expertise, integrated circuit design capability and substantial experience in I/O applications, particularly SCSI. The Company believes competitive factors in design wins are time to market, performance, product features, price, quality, technical support and ease of migration path to other I/O standards. The Company will have to continue to develop products appropriate to its markets to remain competitive, as its competitors continue to introduce products with improved performance characteristics. While the Company continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that the Company will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of SCSI and other I/O products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets. There can be no assurance that the Company will compete successfully in the future against its existing competitors or potential competitors.

MANUFACTURING

     The Company subcontracts the manufacturing of its semiconductor chips and its host adapter boards to independent foundries and subcontractors, which allows the Company to avoid the high costs of owning, operating and constantly upgrading a wafer fabrication facility and a host adapter board assembly factory. As a result, the Company focuses its resources on product design and development, quality assurance, sales and marketing and customer support. The Company designs both its semiconductor and host adapter board products, and performs final tests on products, including tests required under the Company's ISO9001/TickIT Certification. The Company also provides fab process reliability tests, conducts failure analysis and audits its finished goods inventory to confirm the integrity of its quality assurance procedures.

     The Company's semiconductor products are ASICs, currently manufactured for the Company by a number of domestic and offshore foundries. The Company's major semiconductor suppliers are Toshiba, NEC

Electronics, LSI Logic and Samsung Semiconductor, Inc. Most of the Company's products are manufactured using 0.8, 0.6 or 0.5 micron process technology.

     The Company is dependent on its foundries to allocate to the Company apportion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with acceptable manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. The Company does not have long-term agreements with any of its foundries, and purchases both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. The Company works with its existing foundries, and intends to qualify new foundries, as needed, to obtain additional manufacturing capacity. There can be no assurance, however, that the Company will be able to obtain additional capacity.

     The Company currently purchases its semiconductor products from its foundries either in finished form or wafer form. The Company uses subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. In the assembly process for the Company's semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. Following assembly, the packaged devices are further tested and inspected by the Company prior to shipment to customers. For its host adapter board products, the Company purchases components and printed circuit boards as kits. The Company provides these kits to contract manufacturing companies that work together with the Company's component suppliers to assemble the boards to the Company's specifications.

     The Company believes most component parts used in its host adapter boards are standard off-the-shelf items which are, or can be, purchased from two or more sources. The Company selects suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, the Company strives to have at least two manufacturing locations for each host adapter board and chip product. Nevertheless, the Company's reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of the Company's suppliers to deliver products of acceptable quality and in a timely manner or the inability of the Company to procure adequate supplies of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     Although the Company has seven patents issued and two additional patent applications pending in the United States, the Company relies primarily on its trade secrets, trademarks and copyrights to protect its intellectual property. The Company attempts to protect its proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the I/O solutions markets, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful.

     The Company has received notices of claimed infringement of trademark rights in the past, and there can be no assurance that third parties will not assert claims of infringement of trademarks or any other intellectual property rights against the Company with respect to existing and future products. In the event of a patent or other intellectual property dispute, the Company may be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the claim. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

EMPLOYEES

     The Company had 184 employees as of March 30, 1997. The Company believes that its future prospects will depend, in part, on its ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. None of QLogic's employees is represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's corporate offices and principal product development, sales and operational facilities are currently located in one, approximately 70,000 square foot building in Costa Mesa, California. The Company occupies the facility pursuant to a lease that expires in 1999. The Company believes that its current facilities are adequate for its present level of operations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive and certain other officers of the Company are as follows:

            NAME                   AGE                             POSITION
-----------------------------      ---       -----------------------------------------------------
H.K. Desai                         51        President, Chief Executive Officer and Director
Thomas R. Anderson                 52        Vice President and Chief Financial Officer
Mark K. Edwards                    38        Vice President, Sales and Corporate Marketing
Lawrence F. Fortmuller, Jr.        48        Vice President and General Manager, Computer Products
Michael R. Manning                 42        Secretary and Treasurer
                                             Vice President and General Manager, Peripheral
David Tovey                        52        Products

     Officers of the Company are elected annually by the Board of Directors for each year period, or portion thereof, and serve at the discretion of the Board of Directors of the Company.

     Mr. Desai joined the Company in August 1995 as President and Chief Technical Officer of QLogic and President of QLogic Foreign Sales Corporation. He was subsequently promoted to President and Chief Executive Officer and became a Director in January 1996. From May 1995 to August 1995, he was Vice President, Engineering (Systems Products) at Western Digital Corporation, a manufacturer of disk drives. From July 1990 until May 1995, he served as Director of Engineering, and subsequently Vice President of Engineering at QLogic. From 1980 until joining the Company in 1990, Mr. Desai was an Engineering Section Manager at Unisys Corporation, a computer system manufacturer.

     Mr. Anderson joined the Company in July 1993 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Anderson was executive vice president, chief operating officer and chief financial officer of HIARC, a software startup company. From October 1990 to January 1993, he was corporate Senior Vice President and Chief Financial Officer of Distributed Logic Corporation, a manufacturer of tape and disk controllers and computer subsystems. From June 1982 to April 1990, he held various positions with Cipher Data Products, Inc., including corporate Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Before joining Cipher, Mr. Anderson held various financial positions with Dataproducts Corporation, Rockwell International and Arthur Andersen LLP.

     Mr. Edwards joined the Company in October 1996 as Vice President -- Sales and Corporate Marketing. Prior to joining the Company, Mr. Edwards served as Vice President -- Sales and Marketing for the Storage Systems Division of Unisys Corporation, from August 1994 to September 1996, and as Director -- European Channels from August 1993 through August 1994. Prior to joining Unisys, Mr. Edwards served as Regional Sales Manager for Zitel Corporation from April 1991 through August 1993. Prior to joining Zitel, Mr. Edwards held a sales and management position with Digital Equipment Corporation.

     Mr. Fortmuller joined the Company in October 1996 as Vice President and General Manager -- Computer Systems Group. Prior to joining the Company, Mr. Fortmuller held various positions with AST Research, Inc., a manufacturer of microprocessor-based systems, for nine years, including Vice President -- Americas Marketing from September 1995 to October 1996; Vice President and General Manager -- Server Business Unit from August 1994 through September 1995; Director of Product Marketing from 1990 through August 1994; and various product marketing positions. Prior to joining AST Research, Inc., Mr. Fortmuller held various product marketing positions with Data Card Corporation, MSI Data Corporation and Litton Industries, Inc.

     Mr. Manning joined the Company in June 1993 as Treasurer and Secretary. Previously, Mr. Manning held various positions at Emulex, including Senior Director and Treasurer from April 1991 with the additional role of Secretary in 1992. Mr. Manning joined Emulex in July 1983 as Tax Director. Prior to joining Emulex, Mr. Manning was a Tax Manager at KPMG Peat Marwick LLP, independent certified public accountants.

     Mr. Tovey has served as Vice President and General Manager -- Peripheral Products Group since October 1996. From April 1994 to October 1996, Mr. Tovey served as Vice President -- Marketing of the Company. From March 1985 to April 1994, he held various positions in the Disk Products Division of Toshiba America Information Systems, a computer system and disk drive manufacturer, including Director of Technology Planning and Vice President -- HDD Marketing. Prior to 1985, Mr. Tovey held various marketing and sales management positions with Unisys Corporation and engineering positions with Ferranti, Ltd. in the U.K.

     None of the executive officers of the Company has any family relationship with any other executive officer of the Company or director of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     Shares of common stock of the Company are traded and quoted in the NASDAQ National Market System under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of common stock of the Company for each quarterly period of the two most recent fiscal years as reported on NASDAQ.

                                                                     SALES PRICES
                                                                 ---------------------
                                                                  HIGH           LOW
                                                                 ------         ------
        FISCAL 1997
        First Quarter..........................................  $12.00         $ 8.50
        Second Quarter.........................................   13.00           9.00
        Third Quarter..........................................   28.38          12.50
        Fourth Quarter.........................................   30.13          18.50

        FISCAL 1996
        First Quarter..........................................  $ 5.13         $ 4.25
        Second Quarter.........................................    6.63           4.50
        Third Quarter..........................................    8.88           5.63
        Fourth Quarter.........................................    9.13           6.50

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of common stock of the Company as of May 15, 1997 was 412.

DIVIDENDS

     The Company has never paid cash dividends on its common stock and has no current intention to do so. In addition, the Company's existing credit agreement restricts the Company from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table of certain selected data regarding the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                FISCAL YEAR ENDED
                                      ----------------------------------------------------------------------
                                      MARCH 30,      MARCH 31,       APRIL 2,       APRIL 3,      MARCH 28,
                                         1997           1996           1995           1994           1993
                                      ----------     ----------     ----------     ----------     ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENTS OF OPERATIONS
  DATA
Net revenues........................   $ 68,927       $ 53,779       $ 57,675       $ 44,902       $ 52,257
Cost of sales.......................     38,151         34,413         34,285         28,148         27,190
                                        -------        -------        -------        -------        -------
          Gross profit..............     30,776         19,366         23,390         16,754         25,067
Operating expenses:
  Engineering and development.......     10,422          7,191          7,598          8,603          8,587
  Selling and marketing.............      6,372          6,490          7,541          6,178          3,925
  General and administrative........      4,628          4,501          4,872          4,356          3,363
  Impairment of goodwill............         --             --             --            542             --
  Amortization of goodwill..........         --             --             --             99            133
  Consolidation charges.............         --             --             --            507             --
                                        -------        -------        -------        -------        -------
     Total operating expenses.......     21,422         18,182         20,011         20,285         16,008
                                        -------        -------        -------        -------        -------
     Operating income (loss)........      9,354          1,184          3,379         (3,531)         9,059
Transaction costs...................         --             --             --          1,142             --
Interest expense....................        125            153            146            107             90
Interest and other income...........        602            172             93              3             --
                                        -------        -------        -------        -------        -------
  Income (loss) before income
     taxes..........................      9,831          1,203          3,326         (4,777)         8,969
Income tax provision (benefit)......      3,983            537          1,361            (28)         3,109
                                        -------        -------        -------        -------        -------
Net income (loss)...................   $  5,848       $    666       $  1,965       $ (4,749)      $  5,860
                                        =======        =======        =======        =======        =======
Net income per common and equivalent
  share(1)..........................   $   0.93       $   0.12       $   0.35
                                        =======        =======        =======

SELECTED BALANCE SHEET DATA
Working capital.....................   $ 19,811       $ 13,334       $ 10,564       $  6,424       $  5,315
Total assets........................   $ 36,963       $ 28,539       $ 24,592       $ 22,613       $ 18,457
Long-term capitalized lease
  obligations, excluding current
  installments......................   $    352       $    576       $    853       $  1,156       $    986
Other non-current liabilities.......   $    924       $  2,016       $  1,381       $     --       $     --
Total stockholders' equity..........   $ 24,353       $ 16,277       $ 15,581       $ 13,615       $ 11,193

---------------

(1) Per share data has not been presented for periods prior to fiscal 1995 as the Company operated as a wholly owned subsidiary of Emulex Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, in "Risk Factors" and "Business."

     The Company is the successor to the Emulex Micro Devices division of Emulex Corporation ("Emulex"). On February 24, 1994, Emulex declared a special dividend consisting of the distribution to its stockholders of all outstanding shares of Common Stock of QLogic, pursuant to which the Company became a separate publicly held corporation.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                                           FISCAL YEAR ENDED
                                   -----------------------------------------------------------------
                                    MARCH 30, 1997          MARCH 31, 1996           APRIL 2, 1995
                                   -----------------       -----------------       -----------------
                                                        (DOLLARS IN THOUSANDS)
Net revenues.....................  $68,927     100.0%      $53,779     100.0%      $57,675     100.0%
Cost of sales....................   38,151      55.3        34,413      64.0        34,285      59.4
                                   -------     -----       -------     -----       -------     -----
  Gross profit...................   30,776      44.7        19,366      36.0        23,390      40.6
Operating expenses:
  Engineering and development....   10,422      15.1         7,191      13.4         7,598      13.2
  Selling and marketing..........    6,372       9.3         6,490      12.1         7,541      13.1
  General and administrative.....    4,628       6.7         4,501       8.3         4,872       8.4
                                   -------     -----       -------     -----       -------     -----
     Total operating expenses....   21,422      31.1        18,182      33.8        20,011      34.7
                                   -------     -----       -------     -----       -------     -----
     Operating income............  $ 9,354      13.6%      $ 1,184       2.2%      $ 3,379       5.9%
                                   =======     =====       =======     =====       =======     =====

NET REVENUES

     The Company's net revenues are derived primarily from the sale of SCSI-based I/O products. License fees also contribute to the Company's net revenues. Net revenues for fiscal 1997 increased $15.1 million or 28% from fiscal 1996 to $68.9 million. The increase was primarily the result of an increase in sales of the TEC, Host Board and ISP product lines. A partially offsetting decline in sales of $4.4 million occurred in the FAS product line.

     Net revenues for fiscal 1996 decreased $3.9 million or 7% from fiscal 1995 to $53.8 million. The decrease was primarily due to decreases in sales of the TEC, Host Board and other sources of revenue of $11.4 million, $1.5 million and $700,000, respectively. The decreases were partially offset by an increase in sales of the FAS and ISP product lines of $6.7 million and $4.3 million, respectively. The overall decline was due to unfavorable market conditions, the loss of a large OEM customer as such customer transitioned to a more vertically integrated manufacturing policy and industry consolidation that resulted in the acquisitions of other large customers.

     Export revenues for fiscal 1997 increased $1.5 million or 5% from fiscal 1996, to approximately $31.3 million, primarily due to increased sales to customers in Japan. Export revenues for fiscal 1996 decreased $6.0 million or 17% from fiscal 1995, to approximately $29.8 million. The decrease resulted primarily from U.S. exports to Singapore declining $14.9 million. The decline in revenues to Singapore was the result of a loss of the large OEM customer discussed above and decreased sales to another large OEM customer. This decline was partially offset by an increase in sales to Japan-based customers of $9.1 million.

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The Company's six largest customers in each respective period accounted for approximately 71%, 81% and 71% of the Company's net revenues for fiscal 1997, 1996 and 1995, respectively. For fiscal 1997, Sun Microsystems, Inc., Tokyo Electron Limited, and Fujitsu Limited accounted for approximately 20%, 19% and 16% of the Company's net revenues, respectively. For fiscal 1996, Tokyo Electron Limited, Sun Microsystems, Inc. and Avex Electronics, Inc. accounted for approximately 42%, 13% and 11% of the Company's net revenues, respectively. For fiscal 1995, Tokyo Electron Limited, Micropolis Corporation and Digital Equipment Corporation accounted for approximately 24%, 14% and 11% of the Company's net revenues, respectively.

     The Company believes that its major customers continually evaluate whether or not to purchase products from alternate or additional sources. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss of purchases could have a material adverse effect on the Company's business, financial condition and results of operations.

COST OF SALES

     Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for fiscal 1997 was 55%, a decrease of 9% from the prior fiscal year. The percentage decrease was due to computer systems products accounting for a greater percentage of net revenues. Computer system products contain higher levels of integration and functionality and are generally associated with higher average selling prices and gross margins. The Company continued to focus on reducing component costs as well as implementing design efficiencies during fiscal 1997. The cost of sales percentage for fiscal 1996 was 64%, an increase of 5% over fiscal 1995. The increase in the cost of sales percentage was primarily due to inventory write-down charges being higher in fiscal 1996 compared to the prior year. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. In addition, the Company believes the cost of sales percentage will be adversely impacted by sales of IDE-based products, which carry lower margins. As a result, the Company does not anticipate cost of sales to decrease at a rate consistent with historic trends.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related equipment, occupancy costs and depreciation. For fiscal 1997, engineering and development expenditures increased by $3.2 million from fiscal 1996, primarily due to increased salary and occupancy expenses related to increased headcount. In particular, the Company significantly expanded its engineering staff in fiscal 1997, in connection with its development of Fibre Channel products. In fiscal 1996, engineering and development expenditures decreased by $407,000 from the prior fiscal year, primarily due to reduced equipment repair, consulting and depreciation expenses. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 1998.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During fiscal 1997, selling and marketing expenses decreased by $118,000 compared to fiscal 1996, primarily as a result of reduced advertising and trade show expenses, due to the Company's shift away from selling to resellers, which typically requires more advertising and other promotions. The decrease in advertising cost was partially offset by an increase in marketing salaries. In fiscal 1996, selling and marketing expenses decreased by $1.1 million compared to fiscal 1995, primarily due to a reduction in advertising costs to support reseller marketing efforts. The Company expects that selling and marketing expenses will increase in absolute dollars in fiscal 1998.

     General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For fiscal 1997, general and administrative expenses increased $127,000 from the prior year, primarily due to expenses related to implementing a new computer system and salaries. For fiscal year 1996, general and administrative expenses decreased $371,000 compared to fiscal 1995, primarily due to decreased bad debt expense.

INTEREST EXPENSE

     Interest expense decreased $28,000 during fiscal 1997 from fiscal 1996, primarily due to lower capital lease commitments outstanding. Interest expense increased $7,000 during fiscal 1996 from fiscal 1995, primarily due to increases in capital lease obligations.

INTEREST AND OTHER INCOME

     Interest and other income increased $430,000 during fiscal 1997 from fiscal 1996, primarily due to larger balances of cash and cash equivalents. Interest and other income increased in fiscal 1996 to $172,000 from $93,000 in fiscal 1995, primarily due to larger balances of cash and cash equivalents.

INCOME TAX PROVISION

     The Company's effective tax rates were 41%, 45% and 41% for fiscal 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     QLogic has financed its recent working capital needs and capital expenditure requirements primarily from internally generated funds and facilities and equipment leases. Cash provided by operations was approximately $12.6 million for fiscal 1997. Cash provided by operations was approximately $8.8 million in fiscal 1996, compared to cash used in operations of $146,000 in fiscal 1995. The growth in cash provided by operations is primarily attributable to improved profitability, accounts receivable collection, cash management and internal efficiency.

     Cash used in investing activities was approximately $3.9 million, $1.2 million, and $1.3 million for fiscal 1997, 1996 and 1995, respectively, reflecting expenditures for property and equipment.

     Cash provided by financing activities was approximately $2.0 million for fiscal 1997, which reflected proceeds from the exercise of stock options, offset in part by principal payments under capital leases. Cash used in financing activities, reflecting primarily principal payments under capital leases, was approximately $275,000 and $277,000 in fiscal 1996 and 1995, respectively.

     Working capital at March 30, 1997 was $19.8 million, as compared to $13.3 million at March 31, 1996. At March 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $19.1 million. In addition, the Company has a line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate plus 0.5%. There were no borrowings under the line of credit as of March 30, 1997. The line of credit with Silicon Valley Bank expires July 5, 1997, and, although there can be no assurances, the Company currently expects to renew this line of credit.

     The Company believes that existing cash balances, facilities and equipment leases, cash flows from operating activities and its available line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

     In order to increase working capital to take advantage of business opportunities, the Company may seek additional equity and/or debt financing within the next 12 months.

     Prior to the Distribution, QLogic and Emulex entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex and to implement the Distribution as a tax free distribution. The total amount due Emulex pursuant to the Tax Sharing Agreement at March 30, 1997 was $458,000 which was included in other noncurrent liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and commenced bearing interest on January 1, 1996, at the rate applicable to underpayments of Federal income taxes, which was 9% at March 30, 1997. Interest due Emulex is payable quarterly and the Company commenced interest payments in April 1996.

RISK FACTORS

     Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements. When used in this Form 10-K the words "forecast," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant portion of the Company's net revenues in each fiscal quarter results from orders booked in that quarter. In the past, a significant percentage of the Company's quarterly bookings and sales to major customers occurred during the last month of the quarter, and there can be no assurance that this trend will not return in the future. Orders placed by major customers are typically based on their forecasted sales and inventory levels for the Company's products. Changes in purchasing patterns by one or more of the Company's major customers, customer order changes or rescheduling, gain or loss of significant customers, customer policies pertaining to desired inventory levels of the Company's products, negotiations of rebates and extended payment terms, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders, could result in material fluctuations in quarterly operating results. Certain large OEM customers may require the Company to maintain higher levels of inventory as such customers attempt to minimize their own inventories. In addition, the Company must order its products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are subject to rapid technological and price changes, there is a risk the Company will forecast incorrectly and produce excess or insufficient inventory of particular products. To the extent the Company produces excess or insufficient inventory or is required to hold excess inventory, the Company's operating results could be adversely affected. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: the time, availability and sale of new products; seasonal OEM customer demand, such as the decline experienced in the fiscal quarter ended June 30, 1996; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components, including silicon wafers; warranty expenses; variations in product development and other operating expenses; and general economic and other conditions affecting the timing of customer orders and capital spending. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and its competitors' products. Although the Company does not maintain its own wafer manufacturing facility, a large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements by the Company, its competitors or others regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated design-in cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. Due to all of the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The Company's six largest customers in each respective period accounted for approximately 71%, 81% and 71% of the Company's net revenues for fiscal 1997, 1996 and 1995, respectively. For fiscal 1997, Sun Microsystems, Inc., Tokyo Electron Limited and Fujitsu Limited accounted for approximately 20%, 19% and 16% of the Company's net revenues, respectively. For fiscal 1996, Tokyo Electron Limited, Sun Microsystems, Inc. and Avex Electronics, Inc. accounted for approximately 42%, 13% and 11% of the Company's net revenues, respectively. For fiscal 1995, Tokyo Electron Limited, Micropolis Corporation and Digital Equipment Corporation accounted for approximately 24%, 14% and 11% of the Company's net revenues, respectively. There can be no assurance that sales to such customers will continue or remain at comparable levels. In particular, the Company expects that sales to Tokyo Electron Limited will significantly decrease as the Company establishes a direct sales channel and a replacement distributor relationship in Japan. The Company's operating results have been, and may continue to be, adversely affected by the development of alternative I/O solutions including the internal development by the Company's customers of products competitive with those of the Company. For example, the Company's results of operations during fiscal year ended March 31, 1996 were adversely affected as a result of the loss of a large OEM customer as such customer transitioned to a more vertically integrated manufacturing policy, and industry consolidation that resulted in the acquisitions of other large customers. The loss of any of the Company's major customers would have a material adverse effect on its business, financial condition and results of operations. In addition, a majority of the Company's customers order the Company's products through written purchase orders as opposed to long term supply contracts and, therefore, such customers are generally not obligated to purchase products from the Company for any specified period. Major customers also have significant leverage over the Company and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, financial condition and results of operations. As the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company provides its major distributors and certain volume purchasers with price protection in the event that the Company reduces the prices of its products. While the Company maintains reserves for such price protection, there can be no assurance that the impact of future price reductions by the Company will not exceed the Company's reserves in any specific fiscal period. Any price protection in excess of recorded reserves could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. All of the Company's products compete with products available from several companies, many of which have substantially greater research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be adversely affected.

     The Company currently competes primarily with Adaptec, Inc. and Symbios Logic, Inc. In the Fibre Channel sector of the I/O market, the Company expects to compete primarily with Adaptec, Inc., Symbios Logic, Inc. and Hewlett-Packard Company. In the IDE sector, the Company expects to compete with Adaptec, Inc. and Cirrus Logic, Inc. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past decided to vertically integrate and therefore ceased purchases from the Company.

     The Company will have to continue to develop products appropriate to its markets to remain competitive as its competitors continue to introduce products with improved performance characteristics. While the Company continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that the Company will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of SCSI and other I/O products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets. There can be no assurance that the Company will compete successfully in the future.

DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS

     The Company currently relies on several independent foundries to manufacture its semiconductor products either in finished form or wafer form. The Company conducts business with its foundries through written purchase orders as opposed to long term supply contracts and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. There can be no assurance that new supply sources will be able or willing to satisfy the Company's wafer requirements on a timely basis or at acceptable quality or per unit prices. While the quality, yield and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future.

     The Company is using multiple sources of supply for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, the Company's integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy the Company's requirements for this technology, the Company's attempt to market Fibre Channel products would be delayed and, as such, its results of operations could be materially and adversely affected. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely affect the Company's results of operations.

     The Company's ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. The Company's suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components or packaging services to the Company. In addition, the Company's flexibility to move production of any particular product from one foundry to another can be limited in that such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources which otherwise could be dedicated to new product development and adversely affect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more foundries. In addition, the Company could encounter supply shortages if sales grow substantially. The Company uses domestic and offshore subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. The Company's reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company is also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. In addition, the Company may receive orders for large volumes of products to be shipped within short periods, and the Company may not have sufficient testing capacity to fill such orders. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the Company's foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

TRANSACTIONS TO OBTAIN MANUFACTURING CAPACITY; FUTURE CAPITAL NEEDS

     Although the Company is currently not experiencing any difficulties in obtaining sufficient foundry capacity due to the current abundance of worldwide semiconductor fabrication capacity, the Company and the semiconductor industry have in the past experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company may consider various possible transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods or equity investments in or advances to wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these transactions would involve financial risk to the Company and could require the Company to commit substantial capital or provide technology licenses in return for guaranteed production capacity. The need to commit substantial capital may require the Company to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company.

RELIANCE ON HIGH PERFORMANCE COMPUTER AND COMPUTER PERIPHERAL MARKET

     A significant portion of the Company's host adapter board products are currently used in high-performance file servers, workstations and other office automation products. The Company's growth has been supported by increasing demand for sophisticated I/O solutions which support database systems, servers, workstations, Internet/intranet applications, multimedia and telecommunications. Should there be a slowing in the growth of demand for such systems, the Company's business, financial condition and results of operations could be materially and adversely affected.

     As a supplier of controller products to manufacturers of computer peripherals such as disk drives and other data storage devices, a portion of the Company's business is dependent on the overall market for computer peripherals. This market, which itself is dependent on the market for computers, has historically been characterized by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the computer peripherals industry from time to time experience large and sudden fluctuations in demand for their products as their customers adjust to changing conditions in their markets. If these fluctuations are not accurately anticipated, such suppliers, including the Company, could produce excessive or insufficient inventories of various components which could have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS; INDUSTRY STANDARDS

     The markets in which the Company and its competitors compete are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards, compete effectively on the basis of price and performance, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In anticipation of the implementation of Fibre Channel data transfer interface technologies, the Company has invested and will continue to invest significant resources in developing its integrated circuit single chip PCI to Fibre Channel controllers. There can be no assurance that Fibre Channel will be adopted as a predominant industry standard. The Company is aware of products for alternative I/O standards and enabling technologies being developed by its competitors. The Company believes that certain competitors, including Symbios Logic, Inc., have extensive development efforts related to products based on the Low Voltage Differential ("LVD") technology. There can be no assurance that such technology will not be adopted as an industry standard and if an alternative standard is adopted, there can be no assurance the Company will timely develop products for such standard. Further, even if Fibre Channel is adopted, there can be no assurance that the Company's integrated PCI to Fibre Channel controller will be fully developed in time to be accepted for use in Fibre Channel technology or that, if developed, will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that Fibre Channel is not adopted as an industry standard, or that the Company's integrated circuit PCI to Fibre Channel controllers are not timely developed or do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as IDE, SCSI, Ultra SCSI and PCI. In addition, the Company's Fibre Channel products have been designed to conform with a standard that has yet to be uniformly adopted. The Company's products must be designed to operate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, operating system software and peripherals. The Company depends on significant cooperation with these manufacturers in order to achieve its design objectives and produce products that interoperate successfully. While the Company believes that it generally has good relationships with leading microprocessor, systems and peripheral suppliers, there can be no assurance that such suppliers will not from time to time make it more difficult for the Company to design its products for successful interoperability. If industry acceptance of these standards was to decline or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The Company could experience delays in product development that are common in the computer and semiconductor industry. Significant delays in product development and release would adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's research and development efforts will be successful. Furthermore, introduction of new products and moving production of existing products to different suppliers involves substantial business risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses, expedite charges, in addition to lower sales and lower profits.

IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

     The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible to those of the Company. Acquisitions involve numerous risks, including identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company's business, financial condition, results of operations or stock price. With respect to the possible amortization of goodwill, the Financial Accounting Standards Board ("FASB") has announced that it may make pooling of interests accounting treatment for merger transactions more difficult to attain, or may abolish such treatment altogether. If the FASB does limit or eliminate pooling of interests accounting treatment, the Company's ability to consummate merger transactions without incurring goodwill would be materially and adversely affected.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success is highly dependent on the continued services of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and its ability to identify and hire additional personnel. The loss of the services of key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the market for key personnel in the industries in which it competes is highly competitive. In particular, the Company has experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipates that competition for such personnel will increase in the future. There can be no assurance that the Company will be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future, or to manage the Company's business, both in the United States and abroad.

RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS

     The Company expects that export revenues will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. As a result, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; difficulties in staffing and managing foreign operations; potentially longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability; and general trade restrictions. The Company's export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF SIGNIFICANT PATENT PROTECTION; INFRINGEMENT RISKS

     Although the Company has patent protection on certain aspects of its technology, it relies primarily on trade secrets, copyrights and contractual provisions to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect its proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that the Company can maintain such technology as trade secrets. There also can be no assurance that any patents the Company possesses will not be invalidated, circumvented or challenged. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that patent or other intellectual property infringement claims will not be asserted against the Company in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, should the Company decide to, or be forced to, litigate such claims, such litigation could be expensive and time consuming, could divert management's attention from other matters or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. The Company's supply of wafers and other components can also be interrupted by intellectual property infringement claims against its suppliers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are referenced in Item 14(a).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
QLogic Corporation:

     We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiary as of March 30, 1997 and March 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended March 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiary as of March 30, 1997 and March 31, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 1997, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Orange County, California
May 9, 1997

                               QLOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       MARCH 30, 1997 AND MARCH 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                            1997        1996
                                                                           -------     -------
Cash and cash equivalents................................................  $19,091     $ 8,414
Accounts and notes receivable, less allowance for doubtful accounts
  of $636 in 1997 and $506 in 1996.......................................    5,720       7,033
Inventories..............................................................    4,794       6,670
Deferred income taxes....................................................    1,149         648
Prepaid expenses and other current assets................................      391         239
                                                                           -------     -------
  Total current assets...................................................   31,145      23,004
Property and equipment, net..............................................    5,043       5,520
Other assets.............................................................      775          15
                                                                           -------     -------
                                                                           $36,963     $28,539
                                                                           =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.........................................................  $ 3,994     $ 6,177
Accrued expenses.........................................................    7,115       3,218
Current installments of capitalized lease obligations....................      225         275
                                                                           -------     -------
  Total current liabilities..............................................   11,334       9,670
Capitalized lease obligations, excluding current installments............      352         576
Other noncurrent liabilities.............................................      924       2,016
                                                                           -------     -------
  Total liabilities......................................................   12,610      12,262
                                                                           -------     -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.10 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $.001
     par value); none issued and outstanding.............................       --          --
  Common stock, $.10 par value; 12,500,000 shares authorized; 5,840,701 and 5,557,598 shares issued and outstanding in 1997 and 1996,
     respectively........................................................      584         556
  Additional paid-in capital.............................................   19,001      16,801
  Retained earnings (accumulated deficit)................................    4,768      (1,080)
                                                                           -------     -------
     Total stockholders' equity..........................................   24,353      16,277
                                                                           -------     -------
                                                                           $36,963     $28,539
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

          YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1997           1996           1995
                                                         ----------     ----------     ----------
Net revenues...........................................  $   68,927     $   53,779     $   57,675
Cost of sales..........................................      38,151         34,413         34,285
                                                          ---------      ---------      ---------
  Gross profit.........................................      30,776         19,366         23,390
                                                          ---------      ---------      ---------
Operating expenses:
  Engineering and development..........................      10,422          7,191          7,598
  Selling and marketing................................       6,372          6,490          7,541
  General and administrative...........................       4,628          4,501          4,872
                                                          ---------      ---------      ---------
     Total operating expenses..........................      21,422         18,182         20,011
                                                          ---------      ---------      ---------
     Operating income..................................       9,354          1,184          3,379
Interest expense.......................................         125            153            146
Interest and other income..............................         602            172             93
                                                          ---------      ---------      ---------
  Income before income taxes...........................       9,831          1,203          3,326
Income tax provision...................................       3,983            537          1,361
                                                          ---------      ---------      ---------
Net income.............................................  $    5,848     $      666     $    1,965
                                                          =========      =========      =========
Net income per common and equivalent share.............  $     0.93     $     0.12     $     0.35
                                                          =========      =========      =========
Weighted average common and common equivalent shares...       6,315          5,737          5,567
                                                          =========      =========      =========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                                 (IN THOUSANDS)

                                                                                          RETAINED
                                                           COMMON STOCK    ADDITIONAL     EARNINGS         TOTAL
                                                          --------------    PAID-IN     (ACCUMULATED   STOCKHOLDERS'
                                                          SHARES  AMOUNT    CAPITAL       DEFICIT)        EQUITY
                                                          -----   ------   ----------   ------------   -------------
Balance as of April 3, 1994.............................  5,551   $  555    $ 16,771      $ (3,711)       $13.615
Net income..............................................     --       --          --         1,965          1,965
Issuance of common stock................................      1       --           1            --              1
                                                          -----   ------     -------       -------         ------
Balance as of April 2, 1995.............................  5,552      555      16,772        (1,746)        15,581
Net income..............................................     --       --          --           666            666
Issuance of common stock................................      6        1          29            --             30
                                                          -----   ------     -------       -------         ------
Balance as of March 31, 1996............................  5,558      556      16,801        (1,080)        16,277
Net income..............................................     --       --          --         5,848          5,848
Issuance of common stock................................    283       28       2,200            --          2,228
                                                          -----   ------     -------       -------         ------
Balance as of March 30, 1997............................  5,841   $  584    $ 19,001      $  4,768        $24,353
                                                          =====   ======     =======       =======         ======

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                                 (IN THOUSANDS)

                                                                      1997      1996      1995
                                                                     -------   -------   -------
Cash flows from operating activities:
  Net income.......................................................  $ 5,848   $   666   $ 1,965
  Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
  Depreciation and amortization....................................    3,023     2,452     2,445
  Provision for doubtful accounts..................................      129        23       625
  Loss on disposals of property and equipment......................    1,338        11        34
  Benefit from deferred income taxes...............................   (1,273)     (561)      (87)
Change in assets and liabilities:
  Decrease (increase) in accounts receivable.......................    1,184     2,302    (3,976)
  Decrease (increase) in inventories...............................    1,876      (123)   (1,372)
  Decrease (increase) in prepaid expenses and other current
     assets........................................................     (152)      (39)       30
  Decrease (increase) in other assets..............................       (6)      463      (101)
  Increase (decrease) in accounts payable..........................   (2,183)    1,240      (990)
  Increase (decrease) in accrued expenses..........................    3,897     1,681      (100)
  Increase (decrease) in other noncurrent liabilities..............   (1,092)      635     1,381
                                                                     -------   -------   -------
     Net cash provided by (used in) operating activities...........   12,589     8,750      (146)
                                                                     -------   -------   -------
Cash flows from investing activities -- purchases of property and
  equipment........................................................   (3,866)   (1,210)   (1,282)
                                                                     -------   -------   -------
Cash flows from financing activities:
  Principal payments under capital leases..........................     (274)     (305)     (278)
  Proceeds from exercise of stock options..........................    2,228        30         1
                                                                     -------   -------   -------
     Net cash provided by (used in) financing activities...........    1,954      (275)     (277)
                                                                     -------   -------   -------
Net increase (decrease) in cash and cash equivalents...............   10,677     7,265    (1,705)
Cash and cash equivalents at beginning of year.....................    8,414     1,149     2,854
                                                                     -------   -------   -------
Cash and cash equivalents at end of year...........................  $19,091   $ 8,414   $ 1,149
                                                                     =======   =======   =======
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest.........................................................  $   133   $   101   $   121
                                                                     =======   =======   =======
  Income taxes.....................................................  $ 3,881   $   404   $   252
                                                                     =======   =======   =======

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  GENERAL BUSINESS INFORMATION

     QLogic Corporation ("QLogic" or the "Company") designs and supplies semiconductor and board level I/O products. The Company's products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives, CD-ROM drives and RAID subsystems. QLogic provides complete input/output ("I/O") technology solutions by designing and marketing single chip controller and adapter board products for both sides of the computer/peripheral device interlink or "bus." The Company has targeted the high performance sector of the I/O market, focusing primarily on the SCSI industry standard. The Company is utilizing its I/O expertise to develop products for emerging I/O standards, such as Fibre Channel. QLogic's products utilize various I/O standards to service the needs of manufacturers and end users of various types of computer systems and components, such as workstations, servers and data storage peripherals. The Company provides high performance SCSI-based solutions and new I/O solutions based on the emerging Fibre Channel standard, and is leveraging its technological capabilities to provide solutions based on the IDE standard. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. The Company's primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data storage peripherals.

     The Company is the successor to the Emulex Micro Devices division of Emulex Corporation ("Emulex"). The Company was incorporated in Delaware in 1992 as Emulex Micro Devices Corporation, a wholly owned subsidiary of Emulex, and, in 1993, substantially all of the assets of the Emulex Micro Devices division were transferred to the Company. In February 1994, pursuant to its spinoff from Emulex, the Company became a separate publicly-held corporation.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year

     QLogic's fiscal year ends on the Sunday nearest March 31. The fiscal years ended March 30, 1997 ("fiscal 1997"), March 31, 1996 ("fiscal 1996") and April 2, 1995 ("fiscal 1995") each comprised 52 weeks.

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Property and Equipment

     Property and equipment are stated at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over estimated useful lives of two to seven years. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

     Stock Option Plan

     Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Use of Estimates

     Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     Revenue Recognition

     Revenue is recognized upon product shipment. Royalty revenue is recognized when earned and receipt is assured.

     The customer's obligation to pay the Company, and the payment terms, are set at the time of shipment and are not dependent on subsequent resale of the Company's product. However, certain of the Company's sales were made to distributors under agreements allowing limited right of return and/or price protection. The Company warrants its products, on a limited basis, to be free from defects for periods of one to five years from date of shipment. The Company estimates and establishes allowances and reserves, by a current charge to income, for product returns, warranty obligations, doubtful accounts, and price adjustments.

     Research and Development

     Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

     Capitalized Software Costs

     SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," provides for the capitalization of certain software development costs once technological feasibility is established. The cost so capitalized is then amortized on a straight-line basis over the estimated product life,

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

or the ratio of current revenues to total projected product revenues, whichever is greater. No internal costs have been capitalized as the impact on the consolidated financial statements for all periods presented is immaterial.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income per Share

     Net income per common and equivalent share for the years ended March 30, 1997, March 31, 1996 and April 2, 1995, was computed based on the weighted average number of common and equivalent shares outstanding. The Company has granted certain stock options (see note 10) which have been treated as common stock equivalents in computing both primary and fully diluted income per share. Primary income per share approximates fully diluted income per share for the years ended March 30, 1997, March 31, 1996 and April 2, 1995.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and
(c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the implementation of SFAS No. 128 will have a material effect on net income per share.

     Fair Value of Financial Instruments

     In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 30, 1997, the fair value of all financial instruments approximated carrying value.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                                                    1997        1996
                                                                   -------     -------
        Raw materials............................................  $ 2,931     $ 2,122
        Work in progress.........................................    1,117       1,455
        Finished goods...........................................      746       3,093
                                                                   -------     -------
                                                                   $ 4,794     $ 6,670
                                                                   =======     =======

NOTE (3) PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                                    1997        1996
                                                                   -------     -------
        Product and test equipment...............................  $10,970     $ 9,285
        Furniture and fixtures...................................    1,219       1,086
        Semiconductor designs....................................    1,802       2,552
        Leasehold improvements...................................      447         842
        Land and buildings.......................................      358         358
                                                                   -------     -------
                                                                    14,796      14,123
        Less accumulated depreciation and amortization...........    9,753       8,603
                                                                   -------     -------
                                                                   $ 5,043     $ 5,520
                                                                   =======     =======

NOTE (4) ACCRUED EXPENSES

     Components of accrued expenses are as follows:

                                                                    1997        1996
                                                                   -------     -------
        Compensation.............................................  $ 3,027     $ 1,850
        Taxes....................................................    1,443          53
        Deferred revenue.........................................      999         753
        Other....................................................    1,646         562
                                                                   -------     -------
                                                                   $ 7,115     $ 3,218
                                                                   =======     =======

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (5) INCOME TAXES

     The components of the income tax provision are as follows:

                                                            1997       1996       1995
                                                           -------     -----     ------
          Federal:
            Current....................................    $ 4,479     $ 872     $1,216
            Deferred...................................     (1,059)     (453)       (64)
          State:
            Current....................................        777       226        232
            Deferred...................................       (214)     (108)       (23)
                                                           -------     -----     ------
                                                           $ 3,983     $ 537     $1,361
                                                           =======     =====     ======

     The effective income tax on income before income taxes differs from expected Federal income tax for the following reasons:

                                                             1997      1996       1995
                                                            ------     -----     ------
        Expected income tax provision at 34%..............  $3,343     $ 409     $1,130
        State income tax, net of Federal tax benefit......     370        74        138
        Tax benefit of net operating loss.................     (13)      (26)       (84)
        Tax benefit of research and development and other
          credits.........................................      --      (391)      (729)
        Increase (decrease) in valuation allowance........     (14)      312        813
        Nondeductible permanent differences...............      20        39         27
        Other, net........................................     277       120         66
                                                            ------     -----     ------
                                                            $3,983     $ 537     $1,361
                                                            ======     =====     ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                      1997       1996
                                                                     ------     ------
        Deferred tax assets:
          Alternative minimum tax credit...........................  $   92     $   92
          Reserves not currently deductible........................   2,504      1,555
          Depreciation.............................................     980        940
          Research and development credit..........................   1,085      1,085
          Other....................................................      85        101
                                                                     ------     ------
               Total gross deferred tax assets.....................   4,746      3,773
          Less valuation allowance.................................   1,904      1,918
                                                                     ------     ------
                                                                      2,842      1,855
                                                                     ------     ------
        Deferred tax liabilities:
          Research and development expenditures....................     516        875
          State tax expense........................................     405        332
                                                                     ------     ------
               Total gross deferred tax liabilities................     921      1,207
                                                                     ------     ------
        Net deferred tax assets....................................  $1,921     $  648
                                                                     ======     ======

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company has approximately $1,085 of research and development credit carryovers as of March 30, 1997. If unused, these credits will expire in the years 2008 to 2011. In addition, the Company has approximately $92 of alternative minimum tax credit carryovers which may be carried over indefinitely.

     The Company also has approximately $150 of net operating loss carryovers as of March 30, 1997. Utilization of these carryovers will be limited to approximately $50 a year over the next three fiscal years, as a result of the Company filing short period tax returns in 1994. Any unused carryover at the end of this period will be fully utilizable in any future year until 2009, after which any unused carryover will expire.

     Based on the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 30, 1997. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     During fiscal year 1994, QLogic and Emulex entered into a Tax Sharing Agreement for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex. Under the Tax Sharing Agreement, Emulex generally will be liable for and will indemnify QLogic against (a) pre-Distribution Federal, state and local tax liabilities of Emulex and its subsidiaries (including QLogic), (b) taxes or liabilities resulting from a breach of any covenant or representation by Emulex contained in the Tax Sharing Agreement, (c) taxes imposed on QLogic or its stockholders in the event that the Distribution is taxable due to any reason other than a breach of certain covenants or representations by QLogic and (d) taxes relating to the recapture or restoration of certain pre-Distribution tax items (such as depreciation recapture) of Emulex or its subsidiaries. QLogic will be liable for and will indemnify Emulex and its subsidiaries against (i) post-Distribution Federal, state and local tax liabilities of QLogic, (ii) taxes or liabilities resulting from a breach of any covenant or representation by QLogic contained in the Tax Sharing Agreement, and (iii) taxes imposed on Emulex in the event that the Distribution is taxable due to a breach of certain covenants and representations by QLogic in the Tax Sharing Agreement unless, prior to the breach, there is obtained, on the basis of valid representations,
(1) a ruling from the Internal Revenue Service reasonably satisfactory to Emulex, or (2) an opinion acceptable to Emulex from counsel (such acceptance not to be unreasonably withheld, provided that, if counsel for Emulex does not concur with such opinion, Emulex's refusal to accept such opinion will not be considered unreasonable), in each case to the effect that the breach will not cause the Distribution to become subject to Federal income tax. In any event, if QLogic becomes liable to indemnify Emulex pursuant to these provisions, it is likely that the liability will be material to QLogic.

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

     The total amount due Emulex pursuant to the Tax Sharing Agreement at March 30, 1997 and March 31, 1996 totaled $458 and $1,760 respectively, and is included in other non-current liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and bear interest, commencing

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

January 1, 1996, at the rate applicable to underpayments of Federal income taxes, which was 9% as of March 30, 1997. Interest due Emulex is payable quarterly. There is no accrued interest payable to Emulex at March 30, 1997. The total amount of accrued interest payable to Emulex as of March 31, 1996 was $28, which is included in accounts payable in the accompanying balance sheets.

NOTE (6) CONSOLIDATION CHARGES AND DISTRIBUTION EXPENSES

     QLogic incurred significant nonrecurring charges related to the restructuring of QLogic's operations during the third quarter of fiscal 1994. The charges included employee termination expenses for 13 employees of approximately $250, an accrual for facilities and manufacturing consolidation of approximately $207, and other provisions of approximately $50. Of the total $507 of consolidation charges, $403 of costs and payments had been charged against the related accruals as of April 2, 1995, representing severance and other related expense of $300 and lease obligations of $103. During the year ended March 31, 1996 costs and payments were charged against the remaining accrual representing lease obligations of $104. At March 31, 1996, the balance of the accrual was zero.

NOTE (7) EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

     QLogic's export revenues (primarily to Pacific Rim countries) were approximately $31,301, $29,800 and $35,765, representing 45%, 55% and 62% of net revenues for 1997, 1996 and 1995, respectively. The following table represents sales to customers accounting for greater than 10% of Company net revenues, or customer accounts receivable accounting for greater than 10% of Company accounts receivable.

                                                                                     ACCOUNTS
                                                            NET REVENUES            RECEIVABLE
                                                       -----------------------    --------------
                                                       1997     1996     1995     1997     1996
                                                       -----    -----    -----    -----    -----
Customer 1...........................................    20%      13%      N/A      30%      15%
Customer 2...........................................    19%      42%      24%      N/A      34%
Customer 3...........................................    16%      N/A      N/A      N/A      N/A
Customer 4...........................................    10%      11%      N/A      19%      17%

     With the exception of these customers, management of QLogic believes that the loss of any one customer would not have a material adverse effect on its business.

NOTE (8) COMMITMENTS AND CONTINGENCIES

  Line of Credit

     On July 25, 1996, the Company obtained an unsecured line of credit from a bank. Maximum borrowings under the line of credit are $7,500 subject to a borrowing base based on accounts receivable, with a $3,000 sub-limit for letters of credit. Interest on outstanding advances is payable monthly at the bank's prime rate plus 0.5%. The line of credit expires on July 5, 1997. The line of credit contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios and restrict the Company's ability to incur additional indebtedness. The Company was in compliance with all such covenants as of March 30, 1997. In the event of a default under the line of credit, amounts outstanding would become secured by substantially all of the assets of the Company. There were no borrowings under the line of credit as of March 30, 1997. The Company expects to extend the line of credit through the end of fiscal 1998.

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Leases

     The Company leases certain equipment under long-term noncancelable capital lease agreements which expire at various dates through the year 2000. The required lease payments and, accordingly, the capitalized lease obligation and related assets have been included in the accompanying financial statements. The cost of equipment held under capital leases was $1,993 and $2,299 as of March 30, 1997 and March 31, 1996, respectively. The related accumulated amortization was $1,819 and $1,425 as of March 30, 1997 and March 31, 1996, respectively.

     Future minimum noncancelable lease commitments are as follows:

                                                                    CAPITAL    OPERATING
                                                                    LEASES      LEASES
                                                                    ------     ---------
        Fiscal year:
                  1998............................................   $270       $   712
                  1999............................................    234           712
                  2000............................................    145           415
                                                                     ----        ------
        Total minimum lease payments..............................    649         1,839
                                                                                 ======
        Less amounts representing interest (at rates ranging from
          4% to 9%)...............................................     72
                                                                     ----
        Present value of future minimum capitalized lease
          obligations.............................................    577
        Less current installments under capitalized lease
          obligations.............................................    225
                                                                     ----
        Capitalized lease obligations, excluding current
          installments............................................   $352
                                                                     ====

     Rent expense for fiscal 1997, fiscal 1996 and fiscal 1995 totaled $712, $653 and $689, respectively.

     Contingencies

     From time to time, the Company is a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE (9) EMPLOYEE RETIREMENT SAVINGS PLAN

     The Company has established a pretax savings and profit sharing plan under
Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 12% of their compensation. The Company's contributions match up to 3% of a participant's compensation. The Company's direct contributions on behalf of its employees totaled $218, $193 and $205 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

NOTE (10) STOCKHOLDERS' EQUITY

  Shareholder Rights Plan

     On June 4, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan, pursuant to which preferred stock rights (the "Rights") were distributed in the form of a dividend to stockholders of record on the close of business on June 20, 1996 (the "Dividend Date") on the basis of one Right for each share of the Company's common stock (the "Common Stock") held. One Right will also attach to each share

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of Common Stock issued subsequent to the Dividend Date and prior to the Distribution Date (as defined below).

     In general, the Rights become exercisable or transferable only upon the occurrence of certain events related to changes in ownership of the Common Stock. Once exercisable, each Right entitles its holder to purchase from the Company one one-hundredth of a share ("Unit") of the Company's Series A Junior Participating Preferred Stock, par value $0.001 per share, 200,000 shares authorized and no shares issued or outstanding (the "Series A Preferred Stock") at a purchase price of $45.00 per Unit, subject to adjustment. The Rights will separate from the Common Stock and become exercisable or transferable on a distribution date (the "Distribution Date"), which will occur on the earlier of
(i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of securities representing 15% or more of the Common Stock or (ii) 10 business days following the commencement of a tender or exchange offer that would result in a person or group of related persons becoming an Acquiring Person. Upon the occurrence of certain other events related to changes in the ownership of the Common Stock, each holder of a Right would be entitled to purchase shares of the Common Stock, or an acquiring corporation's common stock, having a market value equal to two times the exercise value of the Right.

     The Rights expire on the earliest of (i) June 4, 2006, (ii) consummation of a merger transaction with a person or group who acquires Common Stock pursuant to a transaction approved by a majority of the disinterested members of the Company's Board of Directors, and (iii) redemption of the Rights. Subject to certain conditions, the Rights may be redeemed by the Company's Board of Directors at any time at a price of $0.001 per Right. The Rights are not currently exercisable and trade together with the shares of Common Stock associated therewith.

     The Rights, if exercised, will cause a substantial dilution to the equity interest in QLogic to a person's or group's ownership interest in the Company's Common Stock that attempts to acquire the Company on terms not approved by the Company's Board of Directors.

  Incentive Compensation Plans

     On January 12, 1994, the Company's Board of Directors adopted the QLogic Corporation Stock Awards Plan (the "Stock Awards Plan") and the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") (collectively, the "Stock Option Plans"). Additionally, the Company issues options on an ad hoc basis from time to time.

     The Stock Awards Plan provides for the issuance of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. A total of 1,350,000 shares are reserved for issuance under the Stock Awards Plan. As of March 30, 1997, no shares of restricted stock were issued, options to purchase 773,089 shares of Common Stock were outstanding, and there were 332,749 shares available for future grants.

     Options granted under the Company's Stock Awards Plan provide that an employee holding a stock option may exchange stock which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding as of March 30, 1997. All stock options granted under the Company's Stock Awards Plan have ten-year terms and vest ratably over four years from the date of grant.

     Under the terms of the Director Plan, new directors receive an option grant at fair market value to purchase 8,000 shares of Common Stock upon election to the Board, nonemployee directors (other than the

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Chairman of the Board) receive annual grants of options to purchase 3,000 shares of Common Stock, and the Chairman of the Board receives annual grants of options to purchase 5,000 shares of Common Stock. A total of 200,000 shares have been reserved for issuance under the Director Plan. As of March 30, 1997, options for a total of 55,666 shares were outstanding and the remaining 98,500 shares were available for grant. All stock options granted under the Director Plan have 10-year terms and vest immediately upon grant.

     As of March 30, 1997, options to purchase 10,000 shares of Common Stock granted outside of the Stock Option Plans are outstanding.

     Stock option activity in fiscal 1997, fiscal 1996 and fiscal 1995 under the Company's Stock Option Plans was as follows:

                                                                              AVERAGE
                                                                              OPTION
                                                                               PRICE
                                                                SHARES       PER SHARE
                                                               --------     -----------
        Options outstanding as of April 3, 1994..............   757,927       $ 8.31
          Granted............................................   193,900         5.27
          Canceled...........................................   (79,073)        8.40
          Exercised..........................................    (1,753)        1.16
                                                               --------       ------
        Options outstanding as of April 2, 1995..............   871,001         7.66
          Granted............................................   395,983         5.66
          Canceled...........................................  (407,346)        7.35
          Exercised..........................................    (5,140)        5.72
                                                               --------       ------
        Options outstanding as of March 31, 1996.............   854,498         6.89
          Granted............................................   309,410        13.71
          Canceled...........................................   (42,800)        8.00
          Exercised..........................................  (282,353)        7.88
                                                               --------       ------
        Options outstanding as of March 30, 1997.............   838,755       $ 9.00
                                                               ========       ======

     As of March 30, 1997 and March 31, 1996, the number of options exercisable was 282,273 and 365,553, respectively, and the weighted-average exercise price of those options was $6.63 and $7.89, respectively.

                                                   WEIGHTED-                                  WEIGHTED-
                                    OUTSTANDING     AVERAGE                    EXERCISABLE     AVERAGE
                                       AS OF       EXERCISE      REMAINING        AS OF       EXERCISE
                                     MARCH 30,       PRICE      CONTRACTUAL     MARCH 30,       PRICE
      RANGE OF EXERCISE PRICES          1997      PER OPTION   LIFE (YEARS)       1997       PER OPTION
  --------------------------------  ------------  -----------  -------------  -------------  -----------
  $ 4.50 to $ 5.00................    184,426       $ 4.83         7.90           84,604       $ 4.86
  $ 5.01 to $ 7.56................    206,601         6.13         7.68          101,317         6.23
  $ 7.57 to $11.13................    217,728         8.92         7.68           88,352         8.34
  $11.14 to $24.38................    230,000        14.98         9.35            8,000        11.49
                                      -------       ------         ----          -------       ------
  $ 4.50 to $24.38................    838,755       $ 9.00         8.19          282,273       $ 6.63
                                      =======       ======         ====          =======       ======

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company applies APB Opinion No. 25 in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                      1997       1996
                                                                     ------     ------
        Net income as reported.....................................  $5,848     $  666
        Assumed stock compensation cost............................   2,329      1,244
                                                                     ------     ------
        Pro forma net income (loss)................................  $3,519     $ (578)
                                                                     ======     ======
        Net income per share as reported...........................  $ 0.93     $ 0.12
        Pro forma net income (loss) per share......................  $ 0.56     $(0.10)
                                                                     ======     ======

     Pro forma net income (loss) reflects only options granted in fiscal 1997 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 3, 1995 is not considered.

     The Company uses Black-Scholes option-pricing model for estimating the fair value of its compensation instruments. The following represents the weighted-average fair value of options granted and the assumptions used for the calculation:

                                                                    1997        1996
                                                                  --------     -------
        Weighted-average fair value per option granted..........  $ 7.6416     $3.1214
        Average exercise price per option granted...............  $13.7131     $5.6802
        Stock volatility........................................    0.5644      0.5644
        Risk-free interest rate.................................      6.69%       6.11%
        Annual rate of forfeiture...............................        20%         20%
        Expected life (in years)................................      5.00        5.00
        Stock dividend yield....................................      0.00%       0.00%

     The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

                               QLOGIC CORPORATION

                MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (11) CONDENSED QUARTERLY RESULTS (UNAUDITED)

     The following summarizes certain unaudited quarterly financial information for fiscal 1997, fiscal 1996 and fiscal 1995.

                                                           THREE MONTHS ENDED
                                             ----------------------------------------------
                                              JUNE       SEPTEMBER     DECEMBER      MARCH
                                             -------     ---------     --------     -------
        FISCAL 1997:
        Net revenues.......................  $15,740      $16,725      $17,431      $19,031
        Operating income...................    1,592        1,872        2,656        3,234
        Net income.........................      967        1,178        1,677        2,026
        Net income per share...............     0.16         0.20         0.26         0.32
                                             =======      =======      =======      =======
        FISCAL 1996:
        Net revenues.......................  $ 9,570      $13,105      $14,886      $16,218
        Operating income (loss)............   (1,162)         375          695        1,276
        Net income (loss)..................     (724)         214          444          732
        Net income (loss) per share........    (0.13)        0.04         0.08         0.13
                                             =======      =======      =======      =======
        FISCAL 1995:
        Net revenues.......................  $14,235      $15,349      $15,419      $12,672
        Operating income...................      948        1,117        1,246           68
        Net income.........................      534          651          745           35
        Net income per share...............     0.10         0.12         0.13         0.01
                                             =======      =======      =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to the Company's Directors. Such information is incorporated herein by reference.

     See the information presented in Part I of this report under the heading "Executive Officers of the Registrant" for information relating to the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to Executive Compensation. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to security ownership of certain beneficial owners and management. Such information is incorporated herein by reference.

     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997, for information relating to certain relationships and related transactions. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

         (1) Consolidated Financial Statements

     The following consolidated financial statements of the Company for the years ended March 30, 1997, March 31, 1996 and April 2, 1995 are filed as part of this report:

                           FINANCIAL STATEMENT INDEX

                              FINANCIAL STATEMENT                                 PAGE NUMBER
                              -------------------                                 -----------
Independent Auditors' Report....................................................       23
Consolidated Balance Sheets as of March 30, 1997 and March 31, 1996.............       24
Consolidated Statements of Income for the years ended March 30, 1997, March 31,
  1996 and April 2, 1995........................................................       25
Consolidated Statements of Stockholders' Equity for the years ended March 30,
  1997, March 31, 1996 and April 2, 1995........................................       26
Consolidated Statements of Cash Flows for the years ended March 30, 1997, March
  31, 1996 and April 2, 1995....................................................       27
Notes to Consolidated Financial Statements......................................       28

         (2) Financial Statement Schedule

     The following consolidated financial statement schedule of the Company for the years ended March 30, 1997, March 31, 1996 and April 2, 1995 is filed as part of this report:

                                                                PAGE NUMBER OF THIS REPORT
                                                                --------------------------
        Schedule II -- Valuation and Qualifying Accounts......              44

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

          (3) EXHIBITS INDEX

EXHIBIT NO.                                       ITEM CAPTION
-----------     --------------------------------------------------------------------------------
    2.1         Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, A
                Delaware corporation, Emulex Corporation, a California corporation and QLogic
                Corporation.*
    3.1         Certificate of Incorporation of Emulex Micro Devices Corporation, dated November
                13, 1992.*
    3.2         EMD Incorporation Agreement, dated as of January 1, 1993.*
    3.3         Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.*
    3.4         By-Laws of QLogic Corporation.*
    3.5         Amendments to By-Laws of QLogic Corporation.***
   10.1         Form of QLogic Corporation Non-Employee Director Stock Option Plan.*
   10.2         Form of QLogic Corporation Stocks Awards Plan.*
   10.3         Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation,
                Emulex Corporation, a California corporation, and QLogic Corporation.*
   10.4         Administrative Services Agreement, dated as of February 21, 1993, among Emulex
                Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.*
   10.5         Employee Benefits Allocation Agreement, dated as of January 24, 1994, among
                Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.*
   10.6         Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a
                California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.*
   10.7         Intellectual Property Assignment and Licensing Agreement, dated as of January
                24, 1994, between Emulex Corporation, a California Corporation, and QLogic
                Corporation.*
   10.8         Form of QLogic Corporating Savings Plan.*
   10.9         Form of QLogic Corporating Savings Plan Trust.*
   10.10        Loan and Security Agreement with Silicon Valley Bank.**
   10.11        Form of Indemnification Agreement between QLogic Corporation and Directors.****
   10.12        Supplement to Tax Sharing Agreement, dated June 2, 1995, between QLogic
                Corporation and Emulex Corporation.***
   22.1         Subsidiary of the registrant.
   23.1         Consent of Independent Auditors.

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

 *** Previously filed as exhibits to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995.

**** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended March 31, 1996 and is incorporated herein by reference.

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

                                          QLOGIC CORPORATION

                                          By: /s/ H.K. DESAI
                                            ------------------------------------
                                            H.K. Desai
                                            President and Chief Executive
                                              Officer

Date:  June 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 20, 1997.

                  SIGNATURE                                         TITLE
---------------------------------------------    --------------------------------------------

PRINCIPAL EXECUTIVE OFFICER:

               /s/ H. K. DESAI                   President and Chief Executive Officer
---------------------------------------------
                 H. K. Desai

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

           /s/ THOMAS R. ANDERSON                Vice President and Chief Financial Officer
---------------------------------------------
             Thomas R. Anderson

              /s/ GARY E. LIEBL                  Director and Chairman of the Board
---------------------------------------------
                 Gary Liebl

             /s/ JAMES A. BIXBY                  Director
---------------------------------------------
               James A. Bixby

            /s/ CAROL L. MILTNER                 Director
---------------------------------------------
              Carol L. Miltner

             /s/ GEORGE D. WELLS                 Director
---------------------------------------------
               George D. Wells

                                                                     SCHEDULE II
                               QLOGIC CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

          YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND APRIL 2, 1995
                                 (IN THOUSANDS)

                                                                 ADDITIONS    DEDUCTIONS--
                                                    BALANCE AT   CHARGED TO     AMOUNTS
                                                    BEGINNING    COSTS AND    WRITTEN OFF/    BALANCE AT
                                                    OF PERIOD     EXPENSES     RECOVERED     END OF PERIOD
                                                    ----------   ----------   ------------   -------------
CLASSIFICATION:
Year ended March 30, 1997
  Allowance for doubtful accounts.................    $  506       $  129       $      1        $   636
  Inventory reserves..............................    $1,841       $2,964       $ (2,483)       $ 2,322
Year ended March 31, 1996
  Allowance for doubtful accounts.................    $  595       $   23       $   (112)       $   506
  Inventory reserves..............................    $1,464       $2,914       $ (2,537)       $ 1,841
Year ended April 2, 1995
  Allowance for doubtful accounts.................    $  204       $  625       $   (234)       $   595
  Inventory reserves..............................    $1,388       $1,013       $   (937)       $ 1,464

                                 EXHIBIT INDEX

                                                                                        PAGE IN
                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
  NO.                                   ITEM CAPTION                                      COPY
-------     --------------------------------------------------------------------      ------------
 2.1        Distribution Agreement dated as of January 24, 1994 among Emulex
            Corporation, A Delaware Corporation, Emulex Corporation, a
            California Corporation and QLogic Corporation.*.....................
 3.1        Certificate of Incorporation of Emulex Micro Devices Corporation,
            dated November 13, 1992.*...........................................
 3.2        EMD Incorporation Agreement, dated as of January 1, 1993.*..........
 3.3        Certificate of Amendment of Certificate of Incorporation, dated May
            26, 1993.*..........................................................
 3.4        By-Laws of QLogic Corporation.*.....................................
 3.5        Amendments to By-Laws of QLogic Corporation.***.....................
10.1        Form of QLogic Corporation Non-Employee Director Stock Option
            Plan.*..............................................................
10.2        Form of QLogic Corporation Stocks Awards Plan.*.....................
10.3        Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and
            QLogic Corporation.*................................................
10.4        Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex
            Corporation, a Delaware corporation and QLogic Corporation.*........
10.5        Employee Benefits Allocation Agreement, dated as of January 24,
            1994, among Emulex Corporation, a Delaware corporation, Emulex
            Corporation, a California corporation, and QLogic Corporation.*.....
10.6        Form of Assignment, Assumption and Consent Re: Lease among Emulex
            Corporation, a California corporation, QLogic Corporation and C.J.
            Segerstrom & Sons, a general partnership.*..........................
10.7        Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California
            Corporation, and QLogic Corporation.*...............................
10.8        Form of QLogic Corporating Savings Plan.*...........................
10.9        Form of QLogic Corporating Savings Plan Trust.*.....................
10.10       Loan and Security Agreement with Silicon Valley Bank.**.............
10.11       Form of Indemnification Agreement between QLogic Corporation and
            Directors****.......................................................
10.12       Supplement to Tax Sharing Agreement, dated June 2, 1995, between
            QLogic Corporation and Emulex Corporation***........................
22.1        Subsidiary of the registrant........................................
23.1        Consent of Independent Auditors.....................................

---------------

   * Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

  ** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended April 3, 1994 and is incorporated herein by reference.

 *** Previously filed as exhibits to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995.

**** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended March 31, 1996 and is incorporated herein by reference.