Form 10-K405/A
period 1997-03-30
Q LOGIC CORP
filed 1997-07-28
CIK 918386

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                         COMMISSION FILE NUMBER 0-23298

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     33-0537669
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

3545 HARBOR BOULEVARD, COSTA MESA, CALIFORNIA                     92626
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 25, 1997, the aggregate market value of the voting stock held by non-affiliates was $143,948,327.

     As of June 25, 1997, the registrant had 5,864,070 shares of common stock outstanding.
================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and directors of the Company.

                    NAME                      AGE                        POSITION
--------------------------------------------  ---    ------------------------------------------------
Gary E. Liebl(1)............................  55     Chairman of the Board of Directors
H. K. Desai.................................  51     President, Chief Executive Officer and Director
Thomas R. Anderson..........................  53     Vice President and Chief Financial Officer
Mark K. Edwards.............................  38     Vice President -- Sales and Corporate Marketing
Lawrence F. Fortmuller, Jr. ................  48     Vice President and General Manager -- Corporate
                                                     Systems Group
Michael R. Manning..........................  43     Secretary and Treasurer
David Tovey.................................  52     Vice President and General Manager Peripheral
                                                     Products Group
James A. Bixby(1)...........................  50     Director
Carol L. Miltner(2).........................  54     Director
George D. Wells(2)..........................  61     Director

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     MR. LIEBL has been Chairman of the Board of Directors of the Company since QLogic became a separate publicly held corporation in February 1994. Mr. Liebl currently serves as a director of Smartflex Systems, Inc., a manufacturing services provider of sophisticated electronic assemblies. Beginning in October 1985, Mr. Liebl held senior management positions, including Chairman of the Board and Chief Executive Officer, at Cipher Data Products, Inc., a manufacturer of tape and optical disk drives to the computer industry, until such corporation was acquired by Archive Corporation in April 1990.

     MR. DESAI joined the Company in August 1995 as President and Chief Technical Officer of QLogic and President of QLogic Foreign Sales Corporation. He was subsequently promoted to President and Chief Executive Officer and became a Director in January 1996. From May 1995 to August 1995, he was Vice President, Engineering (Systems Products) at Western Digital Corporation, a manufacturer of disk drives. From July 1990 until May 1995, he served as Director of Engineering, and subsequently Vice President of Engineering at the Company. From 1980 until joining the Company in 1990, Mr. Desai was an Engineering Section manager at Unisys Corporation, a computer system manufacturer.

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

     MR. BIXBY became a director of the Company in February 1994. He is Vice President -- Business Development of Rockwell Semiconductor Systems, a producer of high-performance, mixed-signal integrated circuits. Since 1996, Mr. Bixby has been an officer of Rockwell Semiconductor. Previously, Mr. Bixby served as an officer of Brooktree Corporation, most recently as Chairman, President and Chief Executive Officer, from 1983 until its acquisition by Rockwell Semiconductor in 1996. Before joining Brooktree, Mr. Bixby was Director of Engineering at Spin Physics, a division of Eastman Kodak Company.

     MS. MILTNER became a director of the Company in February 1994. She is President of Miltner & Associates, a management consultant and seminar firm. Ms. Miltner also serves as a director of Multiple Zones International. From December 1993 until March 1995, she served as Executive Vice President of Sales and Marketing of AmeriQuest Technologies, Inc., a subassembler of storage products and distributor of microcomputer products. From July 1991 to December 1993 she was President of Motivation by Miltner. From April 1989 to July 1991, she was Senior Vice President -- Sales of Merisel, a distributor of microcomputer products. For the previous four years, she was Senior Vice President Sales of Ingram Micro, Inc. a distributor of computer products.

     MR. WELLS became a director of the Company in February 1994. He also currently serves as a member of the Boards of Directors of Exar Corporation, a manufacturer of analog and mixed-signal integrated circuits, and Align Rite Corporation, a manufacturer of photomasks. He was President and Chief Executive Officer of Exar Corporation, from June 1992 until October 1996. Before joining Exar, he served as President and Chief Operating Officer of LSI Logic, a manufacturer of HCMOS and BiCMOS application specific integrated circuits, for seven years.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation received for the three fiscal years ended March 30, 1997 by the Company's Chief Executive Officer and each other executive officer of the Company whose aggregate cash compensation for 1997 for services rendered to the Company in all capacities exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                                      ---------------------------------        LONG-TERM COMPENSATION
                                                                OTHER     ---------------------------------
          NAME AND                                              ANNUAL    STOCK OPTION       ALL OTHER
     PRINCIPAL POSITION        YEAR   SALARY($)     BONUS($)   COMP.(1)    GRANTS(2)     COMPENSATION($)(3)
-----------------------------  ----   ---------     --------   --------   ------------   ------------------
H. K. Desai                    1997    242,505      140,000       -0-      10,000 shs.          7,462
  President and CEO(4)         1996    167,009       82,500       -0-     120,000 shs.          5,686
                               1995    139,534       41,500       -0-      15,000 shs.          3,160
Thomas R. Anderson             1997    151,418       57,000       -0-       5,000 shs.          5,044
  V.P. and Chief Financial     1996    147,424       35,000       -0-       6,250 shs.          4,801
  Officer                      1995    144,544       31,500       -0-      10,000 shs.          4,625
Mark K. Edwards                1997     70,709       35,000       -0-      40,000 shs.            273
  V.P. -- Sales and Corporate
  Marketing(5)
Michael R. Manning             1997    134,839       35,000       -0-       5,000 shs.          4,363
  Treasurer and Secretary      1996    123,221       23,000       -0-       6,500 shs.          4,028
                               1995    129,664       19,000       -0-       7,000 shs.          4,233
David Tovey                    1997    150,767       55,000       -0-      15,000 shs.          4,394
  V.P. and General Manager --  1996    144,777       35,000       -0-       5,000 shs.          3,254
  Peripheral Products Group    1995    139,534       41,500       -0-      25,000 shs.          3,160

---------------

(1) Perquisites and other personal benefits did not in the aggregate equal or exceed the lesser of $50,000 for any named individual or 10% of the total of annual salary and bonus reported in this table for such person.

(2) The amounts in the table represent shares of the Company's common stock covered by stock options granted to the named individual under the QLogic Corporation Stock Awards Plan.

(3) This column includes the Company's matching contributions to the QLogic Corporation Retirement Savings Plan and group term life insurance premiums paid with respect to the named executive.

(4) Mr. Desai served as the Company's Vice President of Engineering from February 1994, when the Company became a separate publicly held corporation, until his resignation on May 1, 1995. He was rehired on August 4, 1995 as President and Chief Technical Officer. Mr. Desai was subsequently appointed as the Company's President and Chief Executive Officer effective January 25, 1996.

(5) Mr. Edwards joined the Company as Vice President -- Sales and Corporate Marketing on October 1, 1996 at an annual base salary of $145,000.

                                 OPTION MATTERS

     Option Grants. The following table sets forth information on grants of stock options pursuant to the QLogic Corporation Stock Awards Plan during the fiscal year ended March 30, 1997, to the Named Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL
                                                                                              REALIZABLE
                                                 INDIVIDUAL GRANTS                         VALUE AT ASSUMED
                               -----------------------------------------------------       ANNUAL RATES OF
                               NUMBER OF                                                     STOCK PRICE
                               SECURITIES     % OF TOTAL                                   APPRECIATION FOR
                               UNDERLYING       OPTIONS                                        OPTIONS
                                OPTIONS       GRANTED TO      EXERCISE                       TERM ($)(4)
                                GRANTED      EMPLOYEES IN       PRICE     EXPIRATION     --------------------
            NAME                  (1)       FISCAL YEAR (2)   ($/SHARE)    DATE (3)        5%          10%
-----------------------------  ----------   ---------------   ---------   ----------     -------    ---------
H. K. Desai..................    10,000           3.23           9.875        7/1/06     160,853      256,132
Thomas R. Anderson...........     5,000           1.62           9.875        7/1/06      80,427      128,066
Mark K. Edwards..............    40,000          12.93          12.875       9/30/06     838,881    1,335,777
Michael R. Manning...........     5,000           1.62           9.875        7/1/06      80,427      128,066
                                 10,000           3.23          16.375      10/25/06     266,732      424,725
David Tovey..................
                                  5,000           1.62           9.875        7/1/06      80,427      128,066

---------------

(1) The amounts in the table represent shares of the Company's common stock covered by stock options granted to the named individual under the QLogic Corporation Stock Awards Plan. Each option becomes exercisable on a cumulative basis as to 25% of the option shares one year after the date of grant and as to an additional 6.25% of the option shares each three month interval thereafter.

(2) Options to purchase an aggregate of 309,410 shares of common stock were granted to employees, including the Named Officers, during the fiscal year ended March 30, 1997.

(3) Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(4) These columns present hypothetical future values of the stock obtainable upon exercise of the option net of the option's exercise price, assuming that the market price of the Company's common stock appreciates at a 5% and 10% compound annual rate over the ten year term of the options. The 5% and 10% rates of stock price appreciation are presented as examples pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not necessarily reflect management's estimate or projection of the Company's future stock price performance. The potential realizable values presented are not intended to indicate the value of the options.

     Option Exercises. The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1997 by the Named Officers:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING               VALUE OF UNEXERCISED
                               SHARES                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                              ACQUIRED                       AT FISCAL YEAR END(#)       AT FISCAL YEAR END($)(1)
                                 ON          VALUE        ---------------------------   ---------------------------
            NAME              EXERCISE   REALIZED($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------  --------   --------------   -----------   -------------   -----------   -------------
H. K. Desai.................       --             --         43,126         86,874         675,954       1,802,636
Thomas R. Anderson..........       --             --         26,485         14,765         371,035         306,374
Mark K. Edwards.............       --             --             --         40,000              --         830,000
Michael R. Manning..........    2,750         40,500         18,218         11,282         218,076         234,102
David Tovey.................       --             --         18,749         26,251         293,930         544,708

---------------
(1) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or base price of "in-the-money" options. The closing sale price for the Company's common stock as of March 30, 1997 on the Nasdaq National Market was $20.75.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current Compensation Committee of the Company consists of Mr. Wells and Ms. Miltner, neither of whom is now, or was at any time during the last completed fiscal year of the Company, an officer or employee of the Company. During fiscal year 1997, no executive officer of the Company served as a member of the Compensation Committee (or its equivalent) or as a director of any entity whose executive officers served on either the Compensation Committee or the Board of Directors of the Company.

DIRECTOR'S COMPENSATION

     Directors' Fees. For service on the Board of Directors, directors who are not employees of the Company receive a quarterly retainer of $4,000 plus $1,000 for each meeting of the Board of Directors in excess of five per year, and reimbursement for travel expenses. The Chairman of the Board of Directors receives an additional fee of $1,000 per quarter. In addition, the chairmen of the audit and compensation committees receive an additional quarterly retainer of $500. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. Directors are entitled to reimbursement for out-of-pocket expenses in connection with attendance at board and committee meetings.

     Stock Options. On January 12, 1994, the Board of Directors of the Company adopted the QLogic Corporation NonEmployee Director Stock Option Plan (the "Director Plan") under which shares of common stock of the Company may be issued pursuant to exercise of stock options granted under the plan to directors who are not employees of the Company or any of its subsidiaries. The Director Plan was approved by Emulex prior to the Distribution. In June 1996, the Board adopted, and in August 1996 the stockholders approved, amendments to the Director Plan to (i) extend the termination date of the plan by five years to December 31, 2001, (ii) increase the number of shares of common stock subject to the Plan by 75,000, (iii) provide for initial grants to new directors of options to purchase 8,000 shares of common stock and (iv) provide for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 3,000 shares of common stock, and annual grants to the Chairman of the Board of options to purchase 5,000 shares of common stock. As so amended, a total of 200,000 shares of common stock have been reserved for issuance under the Director Plan. Prior to such amendment, each non-employee director of the Company had received an automatic grant of an option to purchase 12,500 shares of Company common stock upon the date on which such director first became an eligible director.

     Under the terms of the Director Plan, as amended, new directors receive an option grant at fair market value to purchase 8,000 shares of common stock upon election to the Board, non-employee directors (other than the Chairman of the Board) receive annual grants of options to purchase 3,000 shares of common stock, and the Chairman of the Board receives annual grants of options to purchase 5,000 shares of common stock. As of June 25, 1997, 45,834 shares of common stock had been issued upon exercise of stock options granted under the Director Plan, options for a total of 55,666 shares were outstanding and the remaining 98,500 shares were available for grant. All stock options granted under the Director Plan have 10-year terms and vest immediately upon grant.

     Other Compensation. Gary E. Liebl was paid a total of $87,425 for consulting services rendered to the Company at the request of the Board of Directors in fiscal year 1997.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based on its review of copies of reporting forms and certifications of the Company's directors and executive officers, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors and executive officers in the year ended March 30, 1997 were satisfied.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 25, 1997, information regarding beneficial ownership of the Company's common stock by each director and each executive officer and by all directors and executive officers of the Company as a group. As of June 25, 1997, there were no persons known by the Company to own beneficially more than 5% of the Company's common stock.

                                                                            SHARES BENEFICIALLY
                                                                                 OWNED(1)
                                                                            -------------------
                                                                            NUMBER      PERCENT
                                                                            -------     -------
Gary E. Liebl(2)..........................................................   15,500         *
H. K. Desai(3)............................................................   67,938       1.1%
Thomas R. Anderson(4).....................................................   35,516         *
Mark K. Edwards...........................................................       --         *
Lawrence F. Fortmuller, Jr................................................    1,500         *
Michael R. Manning(5).....................................................   37,569         *
David Tovey(6)............................................................   32,049         *
James A. Bixby(7).........................................................   12,500         *
Carol L. Miltner(8).......................................................    5,491         *
George D. Wells...........................................................    5,500         *
All Directors and Executive Officers as a group (10 Persons)..............  213,563       3.5%

---------------

 * Less than 1% of the outstanding shares of common stock.

(1) Based upon 5,864,070 shares of common stock outstanding, and does not give effect to the possible issuance of an additional 2,300,000 shares of common stock pursuant to an underwritten public offering for which the Company has filed with the SEC a Registration Statement on Form S-3; as of July 28, 1997, such Registration Statement had not been declared effective by the SEC and the 2,300,000 shares had not been issued. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares of common stock that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares of common stock issuable upon stock options exercisable within 60 days. However, the shares of common stock so issuable upon such exercise by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(2) Includes 12,500 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

(3) Includes 60,938 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

(4) Includes 31,016 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

(5) Includes 3,400 shares held for the benefit of Mr. Manning's minor children. Also includes 20,718 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

(6) Includes 23,749 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

(7) Consists entirely of shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(8) Includes 4,166 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of July, 1997.

                                          QLOGIC CORPORATION

                                          By:        /s/ H. K. DESAI
                                            ------------------------------------
                                                        H. K. Desai
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of QLogic Corporation, do hereby constitute and appoint H. K. Desai and Thomas R. Anderson, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Amendment, including specifically, but without limitation, power and authority to sign any and all further amendments to the Report on Form 10-K and any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                       DATE
----------------------------------------  ------------------------------  ---------------------

                                          Director and Chairman of the        July 28, 1997
----------------------------------------  Board of Directors
             Gary E. Liebl

            /s/ H. K. DESAI               President and Chief Executive       July 28, 1997
----------------------------------------  Officer (Principal Executive
              H. K. Desai                 Officer)

         /s/ THOMAS R. ANDERSON           Vice President and Chief            July 28, 1997
----------------------------------------  Financial Officer
           Thomas R. Anderson             (Principal Accounting Officer)

           /s/ JAMES A. BIXBY             Director                            July 28, 1997
----------------------------------------
             James A. Bixby

          /s/ CAROL L. MILTNER            Director                            July 28, 1997
----------------------------------------
            Carol L. Miltner

          /s/ GEORGE D. WELLS             Director                            July 28, 1997
----------------------------------------
            George D. Wells