Form 10-Q
period 1997-06-29
Q LOGIC CORP
filed 1997-08-05
CIK 918386

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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

                             -----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of June 29, 1997, the registrant had 5,864,070 shares of common stock outstanding.

                               QLOGIC CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                     PAGE
-----------------------------------------------------------------------
Item 1.    Financial Statements

     Condensed Consolidated Balance Sheets
      June 29, 1997 and March 30, 1997 ............................. 3

     Condensed Consolidated Statements of Income
      three months ended June 29, 1997
      and June 30, 1996 ............................................ 4

     Condensed Consolidated Statements of Cash Flows
      three months ended June 29, 1997
      and June 30, 1996 ............................................ 5

     Notes to Condensed Consolidated Financial Statements  ......... 6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ........... 7


PART II.  OTHER INFORMATION                                         PAGE
------------------------------------------------------------------------

Item 6     Exhibits and Reports on Form 8-K  ....................... 14


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        QLOGIC CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)
                                   (unaudited)


                                     ASSETS
                                                                                             JUNE 29,       MARCH 30,
                                                                                                 1997            1997
                                                                                              -------         -------
Cash and cash equivalents                                                                     $23,135         $19,091
Accounts and notes receivable, net                                                              4,402           5,720
Inventories                                                                                     5,860           4,794
Deferred income taxes                                                                           1,834           1,149
Prepaid expenses and other current assets                                                         467             391
                                                                                              -------         -------
     Total current assets                                                                      35,698          31,145
Property and equipment, net                                                                     4,811           5,043
Other assets                                                                                    1,289             775
                                                                                              -------         -------
                                                                                              $41,798         $36,963
                                                                                              =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             JUNE 29,       MARCH 30,
                                                                                                 1997            1997
                                                                                             --------       ---------
Accounts payable                                                                              $ 3,966         $ 3,994
Accrued expenses                                                                                9,630           7,115
Current installments of capitalized lease obligations                                             218             225
                                                                                              -------         -------
     Total current liabilities                                                                 13,814          11,334
Capitalized lease obligations, excluding current installments                                     301             352
Other non-current liabilities                                                                     924             924
Stockholders' equity:
     Preferred stock, $.10 par value; 1,000,000 shares authorized (200,000                         --              --
         shares designated as Series A Junior Participating Preferred,
         $0.001 par value); none issued
     Common stock $.10 par value; 12,500,000 shares authorized; 5,864,070
         and 5,840,701 shares issued and outstanding at June 29, 1997                             586             584
         and March 30, 1997, respectively
     Additional paid-in capital                                                                19,161          19,001
     Retained earnings                                                                          7,012           4,768
                                                                                              -------         -------
         Total stockholders' equity                                                            26,759          24,353
                                                                                              -------         -------
                                                                                              $41,798         $36,963
                                                                                              =======         =======




     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (in thousands, except share and per share data)
                                   (unaudited)


                                                              THREE MONTHS ENDED
                                                              ------------------
                                                           June 29,          June 30,
                                                               1997              1996
                                                         ----------        ----------
Net revenues                                             $   18,172        $   15,740
Cost of sales                                                 7,840             9,585
                                                         ----------        ----------
         Gross profit                                        10,332             6,155
Operating expenses:
     Engineering and development                              3,528             2,089
     Selling and marketing                                    2,082             1,357
     General and administrative                               1,355             1,117
                                                         ----------        ----------
         Total operating expenses                             6,965             4,563
                                                         ----------        ----------
     Operating income                                         3,367             1,592
Interest income, net                                            282                59
                                                         ----------        ----------
     Income before income taxes                               3,649             1,651
Income tax provision                                          1,405               684
                                                         ----------        ----------
Net income                                               $    2,244        $      967
                                                         ==========        ==========
Net income per common and common
     equivalent share                                    $     0.35        $     0.16
                                                         ==========        ==========
Weighted average common and
     common equivalent shares                             6,353,000         5,894,000
                                                         ==========        ==========



     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                             THREE MONTHS ENDED
                                                                         --------------------------
                                                                         June 29,          June 30,
                                                                             1997              1996
                                                                         --------          --------
Cash flows from operating activities:
     Net income                                                          $  2,244          $    967
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        595               612
         Provision for doubtful accounts                                      196                29
         Loss on disposal of property and equipment                           127               368
         Provision for (benefit from) deferred income taxes                  (685)               24
     Changes in assets and liabilities:
         Decrease in accounts and notes receivables                         1,122             2,449
         Increase in inventories                                           (1,066)           (1,066)
         Increase in prepaid expenses and other current assets                (76)              (71)
         Increase in other assets                                            (514)             (480)
         Decrease in accounts payable                                         (28)             (580)
         Increase (decrease) in accrued expenses                            2,515               (56)
         Decrease in other non-current liabilities                             --              (750)
                                                                         --------          --------
             Net cash provided by operating activities                      4,430             1,446
                                                                         --------          --------
Cash flows from investing activities:
         Additions to property and equipment                                 (490)             (683)
                                                                         --------          --------
             Net cash used in investing activities                           (490)             (683)
                                                                         --------          --------
Cash flows from financing activities:
         Principal payments under capital leases                              (58)              (69)
         Proceeds from exercise of stock options                              162               428
                                                                         --------          --------
             Net cash provided by financing activities                        104               359
                                                                         --------          --------
Net change in cash                                                          4,044             1,122
                                                                         --------          --------
Cash at beginning of period                                                19,091             8,414
                                                                         --------          --------
Cash at end of period                                                    $ 23,135          $  9,536
                                                                         ========          ========
Cash paid during the period for:
         Interest                                                        $     25          $     49
                                                                         ========          ========
         Income taxes                                                    $     --          $  1,096
                                                                         ========          ========




     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

NOTE (1) BASIS OF PRESENTATION

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 29, 1997 and March 30, 1997, the results of operations for the three months ended June 29, 1997 and June 30, 1996 and the statements of cash flows for the three months ended June 29, 1997 and June 30, 1996.

NOTE (2) INVENTORIES

      Components of inventories are as follows:

                       JUNE 29,      MARCH 30,
                           1997           1997
                       --------      ---------
Raw materials            $3,899         $2,931
Work in progress            220          1,117
Finished goods            1,741            746
                         ------         ------
                         $5,860         $4,794
                         ======         ======


NOTE (3) NET INCOME PER SHARE

      Net income per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding (if dilutive) during the periods presented (6,353,000 and 5,894,000 for the three months ended June 29, 1997 and June 30, 1996, respectively). The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. The primary and fully diluted income per share calculations are approximately the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, in "Risk Factors."

     The Company is the successor to the Emulex Micro Devices division of Emulex Corporation ("Emulex"). On February 24, 1994, Emulex declared a special dividend consisting of the distribution (the "Distribution") to its stockholders of all outstanding shares of common stock of QLogic, pursuant to which the Company became a separate publicly traded corporation.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                                                THREE MONTHS ENDED
                                                       --------------------------------------
                                                                      (000'S)

                                                       JUNE 29, 1997            JUNE 30, 1996
                                                       -------------            -------------

Net revenues.......................................   $18,172  100.0%          $15,740  100.0%
Cost of sales......................................     7,840   43.1             9,585   60.9
                                                      -------  -----           -------  -----
     Gross profit..................................    10,332   56.9             6,155   39.1
Operating expenses:
     Engineering and development ...............        3,528   19.4             2,089   13.3
     Selling and marketing.......................       2,082   11.5             1,357    8.6
     General and administrative..................       1,355    7.4             1,117    7.1
                                                      -------  -----           -------  -----
     Total operating expenses...................        6,965   38.3             4,563   29.0
                                                      -------  -----           -------  -----
     Operating income (loss).....................      $3,367   18.6%           $1,592   10.1%
                                                      =======  =====           =======  =====

NET REVENUES

      The Company's net revenues are derived primarily from the sale of SCSI-based I/O products. License fees also contribute to the Company's net revenues. Net revenues for three months ended June 29, 1997 increased $2.4 million or 15% from the three months ended June 30, 1996 to $18.2 million. The increase was primarily the result of an increase in sales of the Host Board and ISP product lines of $3.9 million and $1.7 million, respectively. A partially offsetting decline in sales of $1.9 million, $1.0 million and $170,000 occurred in the FAS product line, the TEC product line and in license fees, respectively.

COST OF SALES

      Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for the three months ended June 29, 1997 was 43%, a decrease of 18% from the similar period in the prior fiscal year. The percentage decrease was due to Computer Systems Products accounting for a greater percentage of net revenues. Computer Systems Products contain higher levels of integration and functionality and are generally associated with higher average selling prices and gross margins. Additionally, the Company experienced manufacturing efficiencies. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to further reduce manufacturing costs. In addition, the Company believes the cost of sales percentage will be adversely impacted by sales of IDE-based products, which carry lower margins. As a result, the Company does not anticipate cost of sales to decrease at a rate consistent with historic trends and there can be no assurance that the Company will be able to maintain or improve its gross margin in subsequent quarters.

OPERATING EXPENSES

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related equipment, occupancy costs and depreciation. For the three months ended June 29, 1997, engineering and development expenditures increased by $1.4 million from the same period in fiscal 1996, primarily due to increased salary and new product development expenses. In particular, the Company significantly expanded its engineering staff in the three months ended June 29, 1997, from the similar period in the prior fiscal year. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 1998.

      Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During the three months ended June 29, 1997, selling and marketing expenses increased by $725,000 from the similar period in the prior fiscal year, primarily as a result of commission and salary expenses.

      General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For the three months ended June 29, 1997, general and administrative expenses increased $238,000 from the similar period in the prior fiscal year, primarily due to bad debt expense.

INTEREST INCOME

      Net interest income increased $223,000 during the three months ended June 29, 1997 from the three months ended June 30, 1996, primarily due to larger balances of cash and cash equivalents.

INCOME TAX PROVISION

      The Company's effective tax rates were 39% and 41% for the three months ended June 29, 1997 and June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      QLogic has financed its recent working capital needs and capital expenditure requirements primarily from internally generated funds and facilities and equipment leases. Cash provided by operations was $4.4 million for the three months ended June 29, 1997. Cash provided by operations was $1.4 million for the three months ended June 30, 1996. The growth in cash provided by operations is primarily attributable to improved profitability, accounts receivable collection, cash management and internal efficiency.

      Cash used in investing activities was $490,000 for the three months ended June 29, 1997, reflecting expenditures for property and equipment.

      Cash provided by financing activities was $104,000 for the three months ended June 29, 1997, which reflected proceeds from the exercise of stock options, offset in part by principal payments under capital leases.

      Working capital at June 29, 1997 was $21.9 million, as compared to $19.8 million at March 30, 1997. At June 29, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $23.1 million. In addition, the Company has a line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate.

There were no borrowings under the line of credit as of June 29, 1997. The line of credit with Silicon Valley Bank will expire July 5, 1998.

      The Company believes that existing cash balances, facilities and equipment leases, cash flows from operating activities and its available line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months. See "Risk Factors -- Transactions to Obtain Manufacturing Capacity; Future Capital Needs."

      In order to increase working capital to be able to take advantage of business opportunities, the Company is seeking additional equity financing through a proposed public offering of 2,000,000 shares of its common stock (plus up to an additional 300,000 shares to cover over-allotment, if any).

      Prior to the Distribution, QLogic and Emulex entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex and to implement the Distribution as a tax free distribution. The total amount due Emulex pursuant to the Tax Sharing Agreement at June 29, 1997 was $458,000 which was included in other noncurrent liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and commenced bearing interest on January 1, 1996, at the rate applicable to underpayments of Federal income taxes, which was 9% at June 29, 1997. Interest due Emulex is payable quarterly and the Company commenced interest payments in April 1996.

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

DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS

      The Company currently relies on several independent foundries to manufacture its semiconductor products either in finished form or wafer form. The Company conducts business with its foundries through written purchase orders as opposed to long term supply contracts and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. There can be no assurance that new supply sources will be able or willing to satisfy the Company's wafer requirements on a timely basis or at acceptable quality or unit prices. While the quality, yield and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future.

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

      The Company's ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. The Company's suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components or packaging services to the Company. In addition, the Company's flexibility to move production of any particular product from one foundry to another can be limited in that such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources which otherwise could be dedicated to new product development and adversely affect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more foundries. In addition, the Company could encounter supply shortages if sales grow substantially. The Company uses domestic and offshore subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. The Company's reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company is also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. In addition, the Company may receive orders for large volumes of products to be shipped within short periods, and the Company may not have sufficient testing capacity to fill such orders. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the Company's foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including those that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

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

Date:  July 31, 1997

                                          QLOGIC CORPORATION




                                          BY:  /s/ H.K. DESAI
                                               --------------------------------
                                               H.K. Desai
                                               President and Chief Executive
                                               Officer




                                          BY:  /s/ THOMAS R. ANDERSON
                                               --------------------------------
                                               Thomas R. Anderson
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)