Form 10-Q
period 1997-09-28
QLOGIC CORP
filed 1997-11-12
CIK 918386

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                             -----------------------


(Mark One)

   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997


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

As of October 26, 1997, the registrant had 8,583,421 shares of common stock outstanding.

                               QLOGIC CORPORATION
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                             PAGE
Item 1.        Financial Statements

      Condensed Consolidated Balance Sheets
        September 28, 1997 and March 30, 1997 ............................................. 3

      Condensed Consolidated Statements of Income
        three months and six months ended September 28, 1997
        and September 29, 1996 ............................................................ 4

      Condensed Consolidated Statements of Cash Flows
        six months ended September 28, 1997
        and September 29, 1996 ............................................................ 5

      Notes to Condensed Consolidated Financial Statements  ..............................  6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............................. 7



PART II.  OTHER INFORMATION                                                               PAGE

Item 6.        Exhibits and Reports on Form 8-K  ........................................  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        QLOGIC CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)
                                   (unaudited)

                                     ASSETS

                                                                                              SEPTEMBER 28,              MARCH 30,
                                                                                                       1997                   1997
                                                                                                   --------               --------
Cash and cash equivalents                                                                          $ 70,010               $ 19,091
Short term investments                                                                             $ 34,416                   --
Accounts and notes receivable, net                                                                    5,560                  5,720
Inventories                                                                                           4,616                  4,794
Deferred income taxes                                                                                 2,188                  1,149
Prepaid expenses and other current assets                                                               593                    391
                                                                                                   --------               --------
      Total current assets                                                                          117,383                 31,145
Property and equipment, net                                                                           5,318                  5,043
Other assets                                                                                          1,108                    775
                                                                                                   --------               --------
                                                                                                   $123,809               $ 36,963
                                                                                                   ========               ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                SEPTEMBER 28,             MARCH 30,
                                                                                                        1997                   1997
                                                                                                    --------               --------
Accounts payable                                                                                    $  4,138               $  3,994
Accrued expenses                                                                                      10,465                  7,115
Current installments of capitalized lease obligations                                                    213                    225
                                                                                                    --------               --------
      Total current liabilities                                                                       14,816                 11,334
Capitalized lease obligations, excluding current installments                                            248                    352
Other non-current liabilities                                                                            924                    924
Stockholders' equity:
      Preferred stock, $.10 par value; 1,000,000 shares authorized (200,000                             --                     --
      shares designated as Series A Junior Participating Preferred, $.001 par value):
      none issued and outstanding
      Common stock $.10 par value; 12,500,000 shares authorized; 8,574,616
            and 5,840,701 shares issued and outstanding at September 28, 1997                            857                    584
            and March 30, 1997, respectively
      Additional paid-in capital                                                                      96,911                 19,001
      Retained earnings                                                                               10,053                  4,768
                                                                                                    --------               --------
            Total stockholders' equity                                                               107,821                 24,353
                                                                                                    --------               --------
                                                                                                    $123,809               $ 36,963
                                                                                                    ========               ========




     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)
                                   (unaudited)



                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         September 28,    September 29,    September 28,    September 29,
                                         -------------    -------------    -------------    -------------
                                                 1997             1996             1997             1996
                                              -------          -------          -------          -------
Net revenues                                  $19,625          $16,725          $37,797          $32,465
Cost of sales                                   8,450            9,622           16,290           19,207
                                              -------          -------          -------          -------
            Gross profit                       11,175            7,103           21,507           13,258
Operating expenses:
      Engineering and development               3,655            2,536            7,183            4,625
      Selling and marketing                     2,176            1,466            4,258            2,823
      General and administrative                1,119            1,229            2,474            2,346
                                              -------          -------          -------          -------
            Total operating expenses            6,950            5,231           13,915            9,794
                                              -------          -------          -------          -------
      Operating income                          4,225            1,872            7,592            3,464
Interest income, net                              720               92            1,002              151
                                              -------          -------          -------          -------
      Income before income taxes                4,945            1,964            8,594            3,615
Income tax provision                            1,904              786            3,309            1,470
                                              -------          -------          -------          -------
Net income                                    $ 3,041          $ 1,178          $ 5,285          $ 2,145
                                              =======          =======          =======          =======
Net income per common and
      equivalent share                        $  0.39          $  0.20          $  0.75          $  0.36
                                              =======          =======          =======          =======
Weighted average common and
      common equivalent shares                  7,825            6,028            7,077            6,029
                                              =======          =======          =======          =======





     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)


                                                                              SIX MONTHS ENDED
                                                                      --------------------------------
                                                                      September 28,      September 29,
                                                                               1997               1996
                                                                           --------           --------
Cash flows from operating activities:
      Net income                                                           $  5,285           $  2,145
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                     1,215              1,266
            Provision for doubtful accounts                                     161                128
            Loss on disposal of property and equipment                          156              1,235
            Provision for (benefit from) deferred income taxes               (1,039)              (146)
      Changes in assets and liabilities:
            Accounts and notes receivables                                       (1)            (1,416)
            Inventories                                                         178                451
            Prepaid expenses and other current assets                          (202)               (81)
            Other assets                                                       (333)              (630)
            Accounts payable                                                    144             (1,650)
            Accrued expenses                                                  3,350              1,877
            Other non-current liabilities                                      --               (1,092)
                                                                           --------           --------
                 Net cash provided by operating activities                    8,914              2,091
                                                                           --------           --------
Cash flows from investing activities:
            Additions to property and equipment                              (1,646)            (1,508)
            Purchases of short term investments                             (34,416)              --
                                                                           --------           --------
                 Net cash used in investing activities                      (36,062)            (1,508)
                                                                           --------           --------
Cash flows from financing activities:
            Principal payments under capital leases                            (116)              (150)
            Proceeds from exercise of stock options                              76                747
            Proceeds from sale of common stock                               78,107               --
                                                                           --------           --------
                 Net cash provided by financing activities                   78,067                597
                                                                           --------           --------
Net change in cash                                                           50,919              1,180
                                                                           --------           --------
Cash at beginning of period                                                  19,091              8,414
                                                                           --------           --------
Cash at end of period                                                      $ 70,010           $  9,594
                                                                           ========           ========
Cash paid during the period for:
            Interest                                                       $     42           $     87
                                                                           ========           ========
            Income taxes                                                   $  2,775           $  1,331
                                                                           ========           ========



     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)



NOTE (1) BASIS OF PRESENTATION

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 28, 1997 and March 30, 1997, the results of operations for the three months and six months ended September 28, 1997 and September 29, 1996 and the statements of cash flows for the six months ended September 28, 1997 and September 29, 1996.


NOTE (2) INVENTORIES

        Components of inventories are as follows:


                                             SEPTEMBER 28,             MARCH 30,
                                                      1997                  1997
                                                      ----                  ----
Raw materials                                       $2,556                $2,931
Work in progress                                       127                 1,117
Finished goods                                       1,933                   746
                                                    ------                ------
                                                    $4,616                $4,794
                                                    ======                ======


NOTE (3) NET INCOME PER SHARE

        Net income per common and equivalent share was computed based on the weighted average number of common and equivalent shares outstanding (if dilutive) during the periods presented (7,825 and 6,028 for the three months ended September 28, 1997 and September 29, 1996, respectively; and 7,077 and 6,029 for the six months ended September 28, 1997 and September 29, 1996, respectively). The Company has granted certain stock options which have been treated as common share equivalents in computing both primary and fully diluted income per share. The primary and fully diluted income per share calculations are approximately the same.

NOTE (4) SHORT TERM INVESTMENTS

        Short term investments are comprised primarily of bonds and commercial paper.

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


                                                    THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                    ------------------                            ----------------
                                                          (000'S)                                    (000'S)
                                          SEPTEMBER 28, 1997   SEPTEMBER 29, 1996    SEPTEMBER 28, 1997   SEPTEMBER 29, 1996
                                          ------------------   ------------------    ------------------   ------------------
Net revenues ..........................    $19,625      100.0%  $16,725      100.0%  $37,797      100.0%  $32,465      100.0%
Cost of sales .........................      8,450       43.1     9,622       57.5    16,290       43.1    19,207       59.2
                                           -------      -----   -------      -----   -------      -----   -------     -----
        Gross profit ..................     11,175       56.9     7,103       42.5    21,507       56.9    13,258       40.8
Operating expenses:
        Engineering and development ...      3,655       18.6     2,536       15.2     7,183       19.0     4,625       14.2
        Selling and marketing .........      2,176       11.1     1,466        8.8     4,258       11.3     2,823        8.7
        General and administrative ....      1,119        5.7     1,229        7.3     2,474        6.5     2,346        7.2
                                           -------      -----   -------      -----   -------      -----   -------     -----
        Total operating expenses ......      6,950       35.4     5,231       31.3    13,915       36.8     9,794       30.1
                                           -------      -----   -------      -----   -------      -----   -------     -----
        Operating income ..............    $ 4,225       21.5%  $ 1,872       11.2%  $ 7,592       20.1%  $ 3,464       10.7%
                                           =======      =====   =======      =====   =======      =====   =======     =====



NET REVENUES

        The Company's net revenues are derived primarily from the sale of SCSI-based I/O (Input/Output) products. License fees also contribute to the Company's net revenues. Net revenues for the three months ended September 28, 1997 increased $2.9 million or 17% from the three months ended September 29, 1996 to $19.6 million. The increase was primarily the result of an increase in sales of the FAS, Host Board, and ISP product lines of $2.8 million, $1.5 million and $1.3 million, respectively. A partially offsetting decline in sales of $2.2 million and $0.5 million occurred in the TEC product line and license fees.

        Net revenue for the six months ended September 28, 1997 increased $5.3 million or 16% from the six months ended September 29, 1996. The increase was primarily the result of an increase in sales of the Host Board and ISP product lines of $5.4 million and $3.0 million respectively. A partially offsetting decline in sales of $3.2 million occurred in the TEC product line.


COST OF SALES

        Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for the three months ended September 28, 1997 was 43%, a decrease of 14% from the similar period in the prior fiscal year. The percentage decrease was due to products containing higher levels of integration and functionality that are generally associated with higher average selling prices and gross margins accounting for a greater percentage of net revenues. Additionally, the Company experienced manufacturing efficiencies. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly difficult to reduce manufacturing costs. In addition, the Company believes the cost of sales percentage will be adversely impacted by sales of IDE-based products, which carry lower margins. As a result, the Company does not anticipate cost of sales to decrease at a rate consistent with historic trends or at all.

        The cost of sales percentage for the six months ended September 28, 1997 was 43%, a decrease of 16% from the similar period in the prior fiscal year. The percentage decrease was due to products containing higher levels of integration and functionality that are generally associated with higher average selling prices and gross margins accounting for a greater percentage of net revenues. Additionally, the Company experienced manufacturing efficiencies. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. In addition, the Company believes the cost of sales percentage will be adversely impacted by sales of IDE-based products, which carry lower margins. As a result, the Company does not anticipate cost of sales to decrease at a rate consistent with historic trends or at all.


OPERATING EXPENSES

        Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related equipment, occupancy costs and depreciation. For the three months ended September 28, 1997, engineering and development expenditures increased by $1.1 million from the same period in fiscal 1996, primarily due to increased salary and new product development expenses. In particular, the Company significantly expanded its engineering staff in the three months ended September 28, 1997, from the similar period in the prior fiscal year. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 1998.

        For the six months ended September 28, 1997, engineering and development expenditures increased by $2.6 million from the same period in fiscal 1996, primarily due to increased salary and new product development expenses.


        Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During the three months ended September 28, 1997, selling and marketing expenses increased by $0.7 million from the similar period in the prior fiscal year, primarily as a result of commission and salary expenses.

        During the six months ended September 28, 1997, selling and marketing expenses increased by $1.4 million from the similar period in the prior fiscal year, primarily as a result of increased sales commission and salary expense for sales and marketing personnel.


        General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For the three months ended September 28, 1997, general and administrative expenses decreased $0.1 million from the similiar period in the prior year period, primarily due to reduced bad debt expense.

            For the six months ended September 28, 1997, general and administrative expenses increased by $0.1 million from the prior year period, primarily due to increases in salary expense and legal expense, partially offset by reductions in consulting and other expenses.


INTEREST INCOME

        Interest income, net, increased $0.6 million during the three months ended September 28, 1997 from the three months ended September 29, 1996, primarily due to larger balances of cash, cash equivalents and short term investments.

        Interest income, net, increased $0.9 million during the six months ended September 28, 1997 from the six months ended September 29, 1996, primarily due to larger balances of cash, cash equivalents and short term investments.


INCOME TAX PROVISION

        The Company's effective tax rates were 39% and 40% for the three months ended September 28, 1997 and September 29, 1996. The Company's effective tax rates were 39% and 41% for the six months ended September 28, 1997 and September 29, 1996.

NEW ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share", Statement 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principle difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also makes a number of changes to existing disclosure requirements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management believes the adoption of Statement 128 will not have a material impact on the Company's financial position or result of operations.

        In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

        In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

        QLogic has financed its recent working capital needs and capital expenditure requirements primarily from internally generated funds and facilities and equipment leases. Cash provided by operations was approximately $8.9 million for the six months ended September 28, 1997. Cash provided by operations was approximately $2.1 million for the six months ended September 29, 1996. The growth in cash provided by operations is primarily attributable to improved profitability and increased accrued expenses.

        Cash used in investing activities was approximately $36.1 million for the six months ended September 28, 1997, primarily reflecting the purchase of short term investments using a portion of the proceeds received in August 1997 from the stock offering, and $1.6 million for purchase of property and equipment.

        Cash used in investing activities was approximately $1.5 million for the six months ended September 29, 1996, reflecting expenditures for property and equipment.

        Cash provided by financing activities was approximately $78.1 for the six months ended September 28, 1997, which primarily reflected net proceeds from the sale of common stock.

            Cash provided by financing activities was approximately $0.6 million for the six months ended September 29, 1996, which reflected proceeds from the exercise of stock options, offset in part by principal payments under capital leases.

        Working capital at September 28, 1997 was $102.6 million, as compared to $19.8 million at March 30, 1997. At September 28, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $70.0 million. In addition, the Company has a line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate. There were no borrowings under the line of credit as of September 28, 1997. The line of credit with Silicon Valley Bank will expire July 5, 1998, and, although there can be no assurances, the Company currently expects to renew this line of credit.

        The Company believes that existing cash balances, facilities and equipment leases, cash flows from operating activities, short-term investments and the available line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

        Prior to the Distribution, QLogic and Emulex entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") for purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex and to implement the Distribution as a tax free distribution. The total amount due Emulex pursuant to the Tax Sharing Agreement at September 28, 1997 was $0.5 million, which was included in other noncurrent liabilities. Amounts due Emulex under the Tax Sharing Agreement are payable on December 30, 1999, and commenced bearing interest on January 1, 1996, at the rate applicable to underpayments of Federal income taxes, which was 9% at September 28, 1997. Interest due Emulex is payable quarterly and the Company commenced interest payments in April 1996.

        In accordance with the terms of the Tax Sharing Agreement, QLogic is required to accelerate payment to Emulex upon the occurrence of specific events, for the actual tax benefit received from the Company's utilization of pre-Distribution tax attributes.

The occurrence of such events, which includes commencement of public offerings, requires the Company to pay Emulex no later than 90 days subsequent to the commencement of such an event. Consequently, due to the commencement of the Company's public offering on August 7, 1997, QLogic paid Emulex $0.3 million on October 31, 1997; the payment representing the actual unpaid tax benefits realized to date, on filed tax returns, by the Company from utilization of pre-Distribution tax attributes, plus accrued interest.

RISK FACTORS

        Except for the historical information contained herein, the discussion in this Form 10-Q constitute forward-looking statements. When used in this Form 10-Q the words "shall," "should," "forecast," "all of," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above or elsewhere in this Form 10-Q.

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

        Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: the time, availability and sale of new products; seasonal OEM customer demand, such as the decline experienced in the fiscal quarter ended June 30, 1996; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components, including silicon wafers; warranty expenses; variations in product development and other operating expenses; and general economic and other conditions affecting the timing of customer orders and capital spending. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and its competitors' products. Although the Company does not maintain its own wafer manufacturing facility, a large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements by the Company, its competitors or others regarding new products and technologies could cause customers to defer or cancel purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated design-in cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. Due to all of the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would likely be materially and adversely affected.

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

COMPETITION

        The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. All of the Company's products compete with products available from several companies, many of which have substantially greater research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to achieve or maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be materially and adversely affected.

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

        The Company will need to continue to develop products appropriate to its markets to remain competitive as its competitors continue to introduce products with improved performance characteristics. While the Company continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that the Company will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of SCSI and other I/O products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets. There can be no assurance that the Company will compete successfully in the future.

DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS

        The Company currently relies on several independent foundries to manufacture its semiconductor products either in finished form or wafer form. The Company conducts business with its foundries through written purchase orders as opposed to long term supply contracts and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order as may be accepted by a foundry. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. There can be no assurance that new supply sources will be able or willing to satisfy the Company's wafer requirements on a timely basis or at acceptable quality or unit prices. While the quality, yield and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future.

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

        The Company's ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. These risks include, without limit, that the Company's suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components or packaging services to the Company. In addition, the Company's flexibility to move production of any particular product from one foundry to another can be limited in that such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources which otherwise could be dedicated to new product development which would adversely affect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more foundries. In addition, the Company could encounter supply shortages if sales grow substantially. The Company uses domestic and offshore subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. The Company's reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company is also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. In addition, the Company may receive orders for large volumes of products to be shipped within short periods, and the Company may not have sufficient testing capacity to fill such orders. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the Company's foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including those that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

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


IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

        The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible to those of the Company. Acquisitions involve numerous risks, including identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company's business, financial condition, results of operations or stock price. With respect to the possible amortization of goodwill, the Financial Accounting Standards Board ("FASB") may make pooling of interests accounting treatment for merger transactions more difficult to attain, or may abolish such treatment altogether. If the FASB does limit or eliminate pooling of interests accounting treatment, the Company's ability to consummate merger transactions without incurring goodwill would be materially and adversely affected.

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


LACK OF SIGNIFICANT PATENT PROTECTION; INFRINGEMENT RISKS

        Although the Company has patent protection on certain aspects of its technology in certain jurisdictions, it relies primarily on trade secrets, copyrights and contractual provisions to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect its proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that the Company can maintain such technology as trade secrets. There also can be no assurance that any patents the Company possesses will not be invalidated, circumvented or challenged. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States or at all. The failure of the Company to protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

        There can be no assurance that patent or other intellectual property infringement claims will not be asserted against the Company in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses or similar arrangements would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, should the Company decide to, or be forced to, litigate such claims, such litigation could be expensive and time consuming, could divert management's attention from other matters or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. The Company's supply of wafers and other components can also be interrupted by intellectual property infringement claims against its suppliers.

PART II.  OTHER INFORMATION

        On September 23, 1997, the Board of Directors adopted an amendment to the Rights Agreement dated June 4, 1996 under the Company's Shareholder Rights Plan to increase the Purchase Price for each one one-one hundredth of a share of preferred stock pursuant to the exercise of a Right from $45.00 to $225.00. The Board of Directors had determined that, due to increases in the trading prices of the Company's Common Stock and other factors that it deemed relevant, the $45.00 Purchase Price would no longer serve as an adequate deterrent to the abusive takeover practices the Shareholder Rights Plan is intended to deter. In addition, the Board further amended the Rights Agreement to provide that any future amendment would only be effective if approved by continuing members of the Company's Board of Directors, or their designees. This provision is intended to prevent an unfriendly acquiror of the Company from seizing control of the Board of Directors and them amending the Rights Agreement for its own benefit.


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


Date:    November 10, 1997


                              QLOGIC CORPORATION





                              BY:  /s/ H.K. DESAI
                                 ---------------------------------------
                                   H.K. Desai
                                   President and Chief Executive Officer







                              BY:  /s/ THOMAS R. ANDERSON
                                 ---------------------------------------
                                   Thomas R. Anderson
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)