Form 10-Q
period 1997-12-28
QLOGIC CORP
filed 1998-02-11
CIK 918386

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED         DECEMBER 28, 1997
                                       ------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    --------------------

                          COMMISSION FILE NO. 2-23298

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                     33-0537669
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR              (I.R.S. EMPLOYER
                        ORGANIZATION)                              IDENTIFICATION NO.)

        3545 HARBOR BOULEVARD, COSTA MESA, CALIFORNIA                     92626
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

     AS OF JANUARY 25, 1998, THE REGISTRANT HAD 8,593,774 SHARES OF COMMON STOCK OUTSTANDING.

================================================================================

                               QLOGIC CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
       December 28, 1997 and March 30, 1997...........................................     3
     Condensed Consolidated Statements of Income --
       three months and nine months ended December 28, 1997 and December 29, 1996.....     4
     Condensed Consolidated Statements of Cash Flows --
       nine months ended December 28, 1997 and December 29, 1996......................     5
     Notes to Condensed Consolidated Financial Statements.............................     6
Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............................     6

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.............................................    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       QLOGIC CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 28,   MARCH 30,
                                                                             1997         1997
                                                                         ------------   ---------
                                             ASSETS
Cash and cash equivalents..............................................    $ 54,731      $19,091
Short term investments.................................................      50,997           --
Accounts and notes receivable, net.....................................       6,698        5,720
Inventories............................................................       4,006        4,794
Deferred income taxes..................................................       2,188        1,149
Prepaid expenses and other current assets..............................         670          391
                                                                           --------      -------
     Total current assets..............................................     119,290       31,145
Property and equipment, net............................................       5,963        5,043
Other assets...........................................................       1,108          775
                                                                           --------      -------
                                                                           $126,361      $36,963
                                                                           ========      =======
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.......................................................    $  2,549      $ 3,994
Accrued expenses.......................................................      10,876        7,115
Current installments of capitalized lease obligations..................         204          225
                                                                           --------      -------
     Total current liabilities.........................................      13,629       11,334
Capitalized lease obligations, excluding current installments..........         196          352
Other non-current liabilities..........................................         654          924
Stockholders' equity:
     Preferred stock, $.10 par value; 1,000,000 shares authorized,
      (200,000 shares designated as Series A Junior participating
      preferred, $.001 par value); none issued and outstanding.........          --           --
     Common stock, $.10 par value; 12,500,000 shares authorized;
      8,589,624 and 5,840,701 shares issued and outstanding at December
      28, 1997 and March 30, 1997, respectively........................         859          584
     Additional paid-in capital........................................      97,024       19,001
     Retained earnings.................................................      13,999        4,768
                                                                           --------      -------
          Total stockholders' equity...................................     111,882       24,353
                                                                           --------      -------
                                                                           $126,361      $36,963
                                                                           ========      =======

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ---------------------------   ---------------------------
                                                DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                    1997           1996           1997           1996
                                                ------------   ------------   ------------   ------------
Net revenues..................................    $ 20,856       $ 17,431       $ 58,653       $ 49,896
Cost of sales.................................       8,594          9,391         24,884         28,598
                                                  --------       --------       --------       --------
  Gross profit................................      12,262          8,040         33,769         21,298
Operating expenses:
  Engineering and development.................       4,085          2,575         11,268          7,200
  Selling and marketing.......................       2,041          1,742          6,299          4,565
  General and administrative..................         952          1,067          3,426          3,413
                                                  --------       --------       --------       --------
     Total operating expenses.................       7,078          5,384         20,993         15,178
                                                  --------       --------       --------       --------
  Operating income............................       5,184          2,656         12,776          6,120
Interest income, net..........................       1,261            138          2,263            289
                                                  --------       --------       --------       --------
  Income before income taxes..................       6,445          2,794         15,039          6,409
Income tax provision..........................       2,499          1,117          5,808          2,587
                                                  --------       --------       --------       --------
Net income....................................    $  3,946       $  1,677       $  9,231       $  3,822
                                                  ========       ========       ========       ========
Basic earnings per common share...............    $   0.46       $   0.29       $   1.28       $   0.67
                                                  ========       ========       ========       ========
Diluted earnings per share....................    $   0.43       $   0.27       $   1.19       $   0.64
                                                  ========       ========       ========       ========
Common shares used in the calculations of
  basic earnings per share....................       8,590          5,777          7,238          5,682
                                                  ========       ========       ========       ========
Shares used in the calculations of diluted
  earnings per share..........................       9,115          6,238          7,757          6,024
                                                  ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                       ---------------------------
                                                                       DECEMBER 28,   DECEMBER 29,
                                                                           1997           1996
                                                                       ------------   ------------
Cash flows from operating activities:
  Net income.........................................................    $  9,231       $  3,822
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................       1,790          1,782
     Provision for doubtful accounts.................................         161            157
     Loss on disposal of property and equipment......................         192          1,235
     Benefit from deferred income taxes..............................      (1,039)          (552)
  Changes in assets and liabilities:
     Accounts and notes receivables..................................      (1,139)         1,605
     Inventories.....................................................         788          2,771
     Prepaid expenses and other current assets.......................        (279)           (81)
     Other assets....................................................        (333)          (690)
     Accounts payable................................................      (1,445)        (2,410)
     Accrued expenses................................................       3,761          2,501
     Other non-current liabilities...................................        (270)        (1,092)
                                                                         --------       --------
       Net cash provided by operating activities.....................      11,418          9,048
                                                                         --------       --------
Cash flows from investing activities:
     Additions to property and equipment.............................      (2,902)        (3,093)
     Purchases of short term investments.............................     (50,997)            --
                                                                         --------       --------
       Net cash used in investing activities.........................     (53,899)        (3,093)
                                                                         --------       --------
Cash flows from financing activities:
     Principal payments under capital leases.........................        (177)          (219)
     Proceeds from exercise of stock options.........................         191          1,730
     Proceeds from sale of common stock, net.........................      78,107             --
                                                                         --------       --------
       Net cash provided by financing activities.....................      78,121          1,511
                                                                         --------       --------
Net increase in cash.................................................      35,640          7,466
                                                                         --------       --------
Cash at beginning of period..........................................      19,091          8,414
                                                                         --------       --------
Cash at end of period................................................    $ 54,731       $ 15,880
                                                                         ========       ========
Cash paid during the period for:
     Interest........................................................    $     66       $    105
                                                                         ========       ========
     Income taxes....................................................    $  5,175       $  3,131
                                                                         ========       ========

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 28, 1997 and March 30, 1997, the results of operations for the three months and nine months ended December 28, 1997 and December 29, 1996 and the statements of cash flows for the nine months ended December 28, 1997 and December 29, 1996.

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                                                   DECEMBER 28,    MARCH 30,
                                                                       1997           1997
                                                                   ------------   ------------
    Raw materials................................................     $2,630         $2,931
    Work in progress.............................................          7          1,117
    Finished goods...............................................      1,369            746
                                                                      ------         ------
                                                                      $4,006         $4,794
                                                                      ======         ======

NOTE (3) EARNINGS PER SHARE

     In the quarter ended December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." All prior periods have been restated accordingly. Basic earnings per common share was computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding for the three months ended December 28, 1997 and December 29, 1996, were 8,590 and 5,777, respectively. For the nine months ended December 28, 1997 and December 29, 1996, the weighted average number of common shares outstanding were 7,238 and 5,682 shares, respectively.

Diluted earnings per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares in computing diluted earnings per share. The weighted average number of common and dilutive potential common shares for the three months ended December 28, 1997 and December 29, 1996, were 9,115 and 6,238, respectively. For the nine months ended December 28, 1997 and December 29, 1996, the weighted average number of common and dilutive potential common shares were 7,757 and 6,024, respectively.

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

                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                         ---------------------------------------     ----------------------------------------
                                                         (000'S)                                     (000'S)
                                         DECEMBER 28, 1997     DECEMBER 29, 1996     DECEMBER 28, 1997      DECEMBER 29, 1996
                                         -----------------     -----------------     ------------------     -----------------
Net revenues...........................  $20,856     100.0%    $17,431     100.0%    $58,653      100.0%    $49,896     100.0%
Cost of sales..........................    8,594      41.2       9,391      53.9      24,884       42.4      28,598      57.3
                                         -------     -----     -------     -----     -------      -----     -------     -----
    Gross profit.......................   12,262      58.8       8,040      46.1      33,769       57.6      21,298      42.7
Operating expenses:
    Engineering and development........    4,085      19.6       2,575      14.8      11,268       19.2       7,200      14.4
    Selling and marketing..............    2,041       9.8       1,742      10.0       6,299       10.7       4,565       9.2
    General and administrative.........      952       4.5       1,067       6.1       3,426        5.9       3,413       6.8
                                         -------     -----     -------     -----     -------      -----     -------     -----
    Total operating expenses...........    7,078      33.9       5,384      30.9      20,993       35.8      15,178      30.4
                                         -------     -----     -------     -----     -------      -----     -------     -----
    Operating income...................  $ 5,184      24.9%    $ 2,656      15.2%    $12,776       21.8%    $ 6,120      12.3%
                                         =======     =====     =======     =====     =======      =====     =======     =====

NET REVENUES

     The Company's net revenues are derived primarily from the sale of SCSI-based I/O (Input/Output) products. License fees also contribute to the Company's net revenues. Net revenues for the three months ended December 28, 1997 increased $3.4 million or 20% from the three months ended December 29, 1996 to $20.9 million. The increase was primarily the result of an increase in sales of the Host Board and FAS product lines of $2.6 million and $1.4 million, respectively. A partially offsetting decline in sales of $0.6 million occurred in the ISP product line. The Company's principal markets are in Japan, the United States, the United Kingdom and Malaysia. The Company's international revenue during the three months ended December 28, 1997 was $9.4 million, or 45% of net revenues. Most of this international revenue came from shipments to Japan, where the Company's largest customers are Fujitsu Limited, Hitachi Limited and Servants International. During the three months ended December 28, 1997, sales to Japan increased from the quarter ended September 28, 1997. Fujitsu Limited and Hitachi Limited, both with headquarters in Japan, are among the Company's largest five customers. Servants International is an OEM distributor of the Company's products. Recently, the Asian markets have suffered property price deflation. This asset deflation has taken place especially in countries that have had a collapse in both their currency and stock markets, such as Japan. These deflationary pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region.

     Net revenue for the nine months ended December 28, 1997 increased $8.8 million or 18% from the nine months ended December 29, 1996. The increase was primarily the result of an increase in sales of the Host Board, ISP and FAS product lines of $8.0 million, $2.4 million and $2.3 million, respectively. A partially offsetting decline in sales of $3.3 million and $0.6 million occurred in the TEC product line and in license fees, respectively.

COST OF SALES

     Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for the three months ended December 28, 1997 was 41.2%, a decrease of 12.7% from the similar period in the prior fiscal year. The percentage decrease was due to products containing higher levels of integration and functionality, that are generally associated with higher average selling prices and gross margins, accounting for a greater percentage of net revenues. Additionally, the Company experienced manufacturing efficiencies. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly difficult to reduce manufacturing costs. As the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations (see Risk Factors -- DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS). As a result, the Company does not anticipate cost of sales as a percentage of sales to decrease at a rate consistent with historic trends or at all.

     The cost of sales percentage for the nine months ended December 28, 1997 was 42.4%, a decrease of 14.9% from the similar period in the prior fiscal year. The percentage decrease was due to products containing higher levels of integration and functionality, that are generally associated with higher average selling prices and gross margins, accounting for a greater percentage of net revenues. Additionally, the Company experienced manufacturing efficiencies. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. As the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations (see Risk Factors -- DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS). As a result, the Company does not anticipate cost of sales as a percentage of sales to decrease at a rate consistent with historic trends or at all.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related equipment, occupancy costs and depreciation. For the three months ended December 28, 1997, engineering and development expenditures increased by $1.5 million from the similar period in fiscal 1996, primarily due to increased salary, new product development, and depreciation expenses. In particular, the Company significantly expanded its engineering staff in the three months ended December 28, 1997, from the similar period in the prior fiscal year. The Company expects that engineering and development expenses will increase in absolute dollars throughout the remainder of fiscal 1998.

     For the nine months ended December 28, 1997, engineering and development expenditures increased by $4.1 million from the similar period in fiscal 1996, primarily due to increased salary, new product development and depreciation expenses.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During the three months ended December 28, 1997, selling and marketing expenses increased by $0.3 million from the similar period in the prior fiscal year, primarily as a result of commission expense increases, partially offset by reduced consulting expenses.

     During the nine months ended December 28, 1997, selling and marketing expenses increased by $1.7 million from the similar period in the prior fiscal year, primarily as a result of increased sales commission and salary expense for sales and marketing personnel.

     General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For the three months ended December 28, 1997, general and administrative expenses decreased $0.1 million from the similar period in the prior year, primarily due to reduced salaries expense.

     For the nine months ended December 28, 1997, general and administrative expenses were comparable to the prior year period.

INTEREST INCOME

     Interest income, net, increased $1.1 million during the three months ended December 28, 1997 from the three months ended December 29, 1996, primarily due to larger balances of cash, cash equivalents and short term investments.

     Interest income, net, increased $2.0 million during the nine months ended December 28, 1997 from the nine months ended December 29, 1996, primarily due to larger balances of cash, cash equivalents and short term investments.

INCOME TAX PROVISION

     The Company's effective tax rates were 39% and 40% for the three months ended December 28, 1997 and December 29, 1996. The Company's effective tax rates were 39% and 40% for the nine months ended December 28, 1997 and December 29, 1996.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (Statement) 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

     In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     QLogic has financed its recent working capital needs and capital expenditure requirements primarily from internally generated funds and facilities and equipment leases. Cash provided by operations was approximately $11.4 million for the nine months ended December 28, 1997. Cash provided by operations was approximately $9.0 million for the nine months ended December 29, 1996. The growth in cash provided by operations is primarily attributable to improved profitability and increased accrued expenses, partially offset by increased accounts receivables, and smaller inventory reductions.

     Cash used in investing activities was approximately $53.9 million for the nine months ended December 28, 1997, reflecting the purchase of short term investments and property and equipment using a portion of the proceeds received in August 1997 from the sale of 2,645,000 shares of common stock from which the Company received net proceeds of $78.1 million.

     Cash used in investing activities was approximately $3.1 million for the nine months ended December 29, 1996, reflecting expenditures for property and equipment. Cash provided by financing activities was approximately $78.1 for the nine months ended December 28, 1997, which primarily reflects the net proceeds from the sale of 2,645,000 common stock in the Company's second fiscal quarter. Cash provided by financing activities was approximately $1.5 million for the nine months ended December 29, 1996, which reflected proceeds from the exercise of stock options, offset in part by principal payments under capital leases.

     Working capital at December 28, 1997 was $105.7 million, as compared to $19.8 million at March 30, 1997. At December 28, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $54.7 million and short term investments of $51.0 million. In addition, the Company has a line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate. There were no borrowings under the line of credit as of December 28, 1997. The line of credit with Silicon Valley Bank will expire July 5, 1998, and, although there can be no assurances, the Company currently expects to renew this line of credit.

     The Company believes that existing cash and short term investment balances, facilities and equipment leases, cash flows from operating activities and its available line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

RISK FACTORS

     Except for the historical information contained herein, the discussion in this Form 10-Q constitutes forward-looking statements. When used in this Form 10-Q the words "shall," "should," "forecast," "all of," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above or elsewhere in this Form 10-Q.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant portion of the Company's net revenues in each fiscal quarter results from orders booked in that quarter. In the past, a significant percentage of the Company's quarterly bookings and sales to major customers occurred during the last month of the quarter, and there can be no assurance that this trend will not return in the future. Orders placed by major customers are typically based on their forecasted sales and inventory levels for the Company's products. Changes in purchasing patterns by one or more of the Company's major customers, customer order changes or rescheduling, gain or loss of significant customers, customer policies pertaining to desired inventory levels of the Company's products, negotiations of rebates and extended payment terms, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders, could result in material fluctuations in quarterly operating results. Certain large OEM customers may require the Company to maintain higher levels of inventory as such customers attempt to minimize their own inventories. In addition, the Company must order its products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventory of particular products. To the extent the Company produces excess or insufficient inventory or is required to hold excess inventory, the Company's operating results could be adversely affected.

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

     The Company currently competes primarily with Adaptec, Inc. and Symbios Logic, Inc. In the Fibre Channel sector of the I/O market, the Company expects to compete primarily with Adaptec, Inc., Symbios Logic, Inc., Emulex and Hewlett-Packard Company. In the IDE sector, the Company expects to compete with Adaptec, Inc. and Cirrus Logic, Inc. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past decided to vertically integrate and therefore ceased purchases from the Company.

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

DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS

     The Company currently relies on several independent foundries to manufacture its semiconductor products either in finished form or wafer form. The Company conducts business with its foundries through written purchase orders as opposed to long term supply contracts and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order as may be accepted by a foundry. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. During several quarters in the past there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. There can be no assurance that new supply sources will be able or willing to satisfy the Company's wafer requirements on a timely basis or at acceptable quality or unit prices. While the quality, yield and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future.

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

TRANSACTIONS TO OBTAIN MANUFACTURING CAPACITY; FUTURE CAPITAL NEEDS

     Although the Company is currently not experiencing any difficulties in obtaining sufficient foundry capacity due to the current abundance of worldwide semiconductor fabrication capacity, the Company and the semiconductor industry have in the past experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company may consider various possible transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, or equity investments in or advances to wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these transactions would involve financial risk to the Company and could require the Company to commit substantial capital or provide technology licenses in return for guaranteed production capacity.

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

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS; INDUSTRY STANDARDS

     The markets in which the Company and its competitors compete are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards, compete effectively on the basis of price and performance, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In anticipation of the implementation of Fibre Channel data transfer interface technologies, the Company has invested and will continue to invest significant resources in developing its integrated circuit single chip PCI to Fibre Channel controllers. There can be no assurance that Fibre Channel will be adopted as a predominant industry standard. The Company is aware of products for alternative I/O standards and enabling technologies being developed by its competitors. The Company believes that certain competitors, including Symbios Logic, Inc., have extensive development efforts related to products based on the Low Voltage Differential ("LVD") technology. There can be no assurance that such technology will not be adopted as an industry standard and if an alternative standard is adopted, there can be no assurance the Company will timely develop products for such standard. Further, even if Fibre Channel is adopted, there can be no assurance that the Company's integrated PCI to Fibre Channel controller will be fully developed in time to be accepted for use in Fibre Channel technology or that, if developed, it will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that Fibre Channel is not adopted as an industry standard, or that the Company's integrated circuit PCI to Fibre Channel controllers are not timely developed or do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

PART II. OTHER INFORMATION

     On September 23, 1997, the Board of Directors adopted an amendment to the Rights Agreement dated June 4, 1996 under the Company's Shareholder Rights Plan to increase the Purchase Price for each one-one hundredth of a share of preferred stock pursuant to the exercise of a Right from $45.00 to $225.00. The Board of Directors had determined that, due to increases in the trading prices of the Company's Common Stock and other factors that it deemed relevant, the $45.00 Purchase Price would no longer serve as an adequate deterrent to the abusive takeover practices the Shareholder Rights Plan is intended to deter. In addition, the Board further amended the Rights Agreement to provide that any future amendment would only be effective if approved by continuing members of the Company's Board of Directors, or their designees. This provision is intended to prevent an unfriendly acquirer of the Company from seizing control of the Board of Directors and them amending the Rights Agreement for its own benefit.

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

Date: February 9, 1998

                                          QLOGIC CORPORATION

                                          By:        /s/ H.K. DESAI
                                            ------------------------------------
                                            H.K. Desai
                                            President and Chief Executive
                                            Officer

                                          By:    /s/ THOMAS R. ANDERSON
                                            ------------------------------------
                                            Thomas R. Anderson
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.
-------
  27       Financial Data Schedule