Form 10-K
period 1998-03-29
QLOGIC CORP
filed 1998-06-17
CIK 918386

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 29, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                 TO
                                          ---------------    --------------- .

                          COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0537669
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
            3545 HARBOR BOULEVARD
            COSTA MESA, CALIFORNIA                                 92626
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (714) 438-2200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
   SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $378,842,992.

     As of May 24, 1998, the registrant had 8,667,294 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:

     Part II, Items 10, 11, 12 and 13 -- Definitive proxy statement for the 1998
                                         Annual Meeting of Stockholders which
                                         will be filed with the Securities and
                                         Exchange Commission within 120 days
                                         after the close of the 1998 year.

================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     QLogic Corporation ("QLogic") was organized as a Delaware corporation in 1992. Unless the context indicates otherwise, the "Company" and "QLogic" each refer to the Registrant and its subsidiary.

     All references to years refer to the Company's fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, as applicable, unless the calendar years are specified. References to dollar amounts, except share and per share data, are in thousands, unless otherwise specified.

OVERVIEW

     QLogic Corporation is a leading designer and supplier of semiconductor and board level input/output ("I/O") products. The Company's products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk and tape drives, removable disk drives, CD-ROM drives and RAID subsystems. QLogic provides complete I/O technology solutions by designing and marketing single chip controller and adapter board products for both sides of the computer/peripheral device interlink, or "bus." Historically, the Company has targeted the high performance sector of the I/O market, focusing primarily on the SCSI industry standard. The Company is utilizing its I/O expertise to develop products for emerging I/O standards, such as Fibre Channel. Fibre Channel is experiencing early industry acceptance as a higher performance solution that maintains signal integrity while allowing for increased connectivity between a computer system and its data storage peripherals.

     QLogic's products utilize various I/O standards to service the needs of manufacturers and end users of various types of computer systems and components, such as workstations, servers and data storage peripherals. The Company provides high performance SCSI-based solutions and new I/O solutions based on the emerging Fibre Channel standard, and is leveraging its technological capabilities to provide solutions based on the IDE standard. The Company believes that its technological leadership, extensive involvement in its customers' product development process and the ease of migration of its SCSI-based products to its new I/O products position the Company to provide additional I/O solutions to its existing customer base. The Company believes that these attributes also provide it with competitive advantages in establishing new relationships with additional OEMs for both computer systems and data storage peripherals. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. The Company's primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data peripherals, such as Sun Microsystems, Inc., Fujitsu Limited and Digital Equipment Corporation.

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

     IDE was an early standard for data interchange for personal computers. Historically, IDE-based I/O systems managed and directed the flow of data between personal computers and up to two hard disk drives. As PC-based servers became increasingly sophisticated, the relatively low data throughput and minimal connectivity of IDE became a limiting factor for system performance. As a result, high performance systems, such as servers and workstations, migrated to faster standards. Nevertheless, it is anticipated that IDE will remain an important and cost-effective solution to the I/O needs of the personal computer market due to the large installed base of personal computers and due to the increasing performance capabilities of new IDE standards, such as EIDE and Ultra IDE, which operate at higher data transfer rates and support up to four data storage peripherals.

     In response to the increased data throughput required by networks and workstations, SCSI was developed and adopted as the industry high performance I/O communications standard. The overall growth of the SCSI marketplace has been driven by rapid technological change and the evolving dynamics of high performance computer and computer data storage peripheral devices, including the following factors: the increased variety of higher performance peripheral devices and the continual shift toward higher capacity and higher data rate disk drives; the demand for I/O interfacing capabilities with greater numbers and types of attached peripherals; the movement toward more distributed network architectures across greater distances; the need for greater volumes of data transfer; and the demand for increased data throughput. Additionally, SCSI is also benefiting from the emerging "plug and play" standard, that is supported by Windows operating systems and Intel microprocessor-based systems, which simplifies the installation process, and from the growing usage of multi-tasking, multi-threading operating systems for which the prevailing IDE technology is less suited.

     The continuing evolution towards higher performance computer systems has led to the development of new connectivity solutions that provide even greater data interchange between computer systems and data storage peripherals. Fibre Channel is emerging as a new industry standard to meet the demand for increased connectivity and data transfer rates. Fibre Channel is an advanced I/O standard which provides data transmission speeds up to approximately two and one-half times the rate currently provided by the fastest SCSI-based solutions. In addition, Fibre Channel is designed to maintain signal integrity while allowing for data interchange between a computer system and up to eight times more peripherals than SCSI. Furthermore, Fibre Channel is designed to support the use of either a fibre optic connection or a more compact version of the copper cable traditionally used for SCSI solutions. Fibre optic connection allows the distance between a computer system and its data storage peripherals to extend up to 10 kilometers. The Company believes Fibre Channel will likely be the I/O technology of choice for larger, higher performance data and network applications while SCSI-based products will continue to be used in applications requiring less functionality and performance. See "Risk Factors -- Rapid Technological Change; Dependence on New Products; Industry Standards."

     Computer system and peripheral device manufacturers select I/O technologies for incorporation into their products primarily on the basis of application, performance and connectivity needs. The I/O products selected must be specifically tailored to the manufacturer's requirements, in order to be compatible with the manufacturer's system or peripherals either on a turn-key basis or with minimum developmental effort. In addition to being compatible with the present system or peripherals, I/O products ideally must be both "forward" and "backward" compatible with future and past computers and peripherals. That is, there must be a ready migration path between the I/O product and other products sold and under development by the manufacturer. Also, it is critical that the I/O product be available at a reasonable cost and in a timely manner, so as not to delay the manufacturer's time to market, which has become increasingly important in an era of short product life cycles. In order to achieve these goals, manufacturers increasingly seek to involve I/O product suppliers in their product validation and development cycles. By including the I/O system providers in their planning and development process, manufacturers not only ensure compatibility between product lines but also reduce the average time to market for their products.

THE QLOGIC SOLUTION

     QLogic is a leading designer and supplier of semiconductor and board-level I/O products. The Company has been designing and marketing SCSI-based products for over 11 years and is a leading supplier of connectivity solutions to this market sector. The Company is leveraging its technological expertise in SCSI into higher and lower end hardware and software solutions for its OEM customer base. In 1996, the Company introduced the industry's first fully integrated single chip PCI to Fibre Channel controller. During fiscal 1997 and 1998 the Company introduced products and intellectual property based on IDE standards to address additional I/O needs of its OEM customer base.

     The Company works closely with its customers in order to anticipate and help identify their needs. Even after a product is identified and validated, the Company continues to work with the customer in a joint product development process to ensure compatibility with the customer's future product designs. As a result of this partnership oriented approach, the Company believes that its customers benefit from significant time to market advantages. By gaining insight into the customers' system needs, the Company believes that it is in a better position to deliver I/O products with an easier migration path, thus reducing the customers' firmware and software development costs and associated implementation risks. In addition, by utilizing selected wafer fabrication suppliers, the Company seeks to ensure that it has ready access to the latest developments in wafer fabrication, in addition to avoiding the fixed costs associated with foundry ownership.

     The Company's products are designed to reduce board space requirements on plug-in cards, computer motherboards and peripheral controller boards by integrating multiple I/O controller functions on a single chip. The Company believes its products offer superior compatibility and ease of migration across multiple I/O standards due to their use of common software. The Company believes that its experience and focus on the SCSI market sector, the ease of migration of its products, its current development efforts into I/O standards such as IDE and Fibre Channel and its close customer relationships with leading server, workstation and peripheral manufacturers provide the Company with competitive advantages in the I/O product market.

TECHNOLOGY

     The Company develops and markets I/O products for both the host and peripheral connections of the I/O bus. For the host interface, the Company's products include a variety of adapters, in both board and single chip integrated circuit form, which address the server and workstation segments of the computer market. For peripheral applications, the Company provides single chip controllers for data storage peripherals, including hard disk drives, tape drives, removable disk drives, CD-ROM drives and RAID subsystems. The Company's I/O products are currently based on the three most prevalent interface standards: IDE, SCSI and Fibre Channel.

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

     In 1996, the Company introduced the industry's first fully integrated single chip PCI to Fibre Channel controller. Fibre Channel is a scaleable data transfer interface technology (currently implemented at 100 megabytes per second) that maps multiple standard transport protocols, and utilizes compact copper cables, or fiber optics to transmit data over a distance of up to 10 kilometers, while supporting various topologies for data transfer. The Company's single chip design with an embedded transceiver provides certain advantages over existing multi-chip solutions, including a smaller footprint, increased reliability and a more cost-effective solution. The Company believes Fibre Channel will become an important I/O interface for high performance peripherals and networks over the next several years. See "Risk Factors -- Rapid Technological Change; Dependence on New Products; Industry Standards."

     The Company's host adapter chip product line incorporates its Intelligent SCSI Processor ("ISP"), which integrates certain controller functions, such as proprietary RISC processor, host interface (PCI or SBus) and protocol processor (SCSI or Fibre Channel). By incorporating an I/O processor to control SCSI or Fibre Channel operations and by including a proprietary RISC processor to control and direct memory and software activities, the Company's ISP architecture facilitates faster throughput and is designed to minimize customer resource requirements as I/O standards evolve. Furthermore, the Company's product architecture is designed to facilitate both upward and downward compatibility. Customers' significant software investments can be preserved during transition from Fast SCSI to Ultra SCSI, with only minimal additional software design necessary to complete the upward migration to the Company's Fibre Channel solutions.

     For the peripherals market, the Company's triple embedded controller ("TEC") architecture integrates certain control functions such as buffer controller, powerful data error correction and disk formatting, microprocessor interface and I/O interface (SCSI, IDE or Fibre Channel). The Company's products are designed to facilitate backward migration from SCSI to IDE and forward migration from SCSI to Fibre Channel by ensuring that a substantial portion of a customer's firmware investments can be preserved during the transition. The Company's common architecture modules for ISP and TEC products are designed to benefit the Company's customers by providing faster time to market, reduced support costs, simplified technology transitions and increased performance.

     The markets in which the Company competes are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. There can be no assurance that the Company will respond effectively to technological changes or that the Company's products will conform to evolving industry standards and protocols. The Company has invested and will continue to invest significant resources in the development of its Fibre Channel based products; there can be no assurance that Fibre Channel will be adopted as a predominant industry standard, or that the Company's Fibre Channel products will conform to an industry standard which has yet to be uniformly adopted. The failure of the Company's products to gain acceptance within industry standards and protocols would adversely effect the Company's business, financial condition and results of operations.

PRODUCTS

     QLogic designs and supplies semiconductor and board level I/O solutions for peripheral and computer systems products. The Company's products have traditionally been based on the SCSI standard, and the Company has expanded its product lines to include products based on the Fibre Channel and IDE standards.

                   PRODUCT                                      DESCRIPTION
                   -------                                      -----------
                                    PERIPHERAL PRODUCTS
SCSI Fast Architecture (FAS)                   - First introduced in 1991
                                               - Single chip general purpose controllers
                                               - Integrated DMA controller and SCSI
                                               processor
                                               - Supports Fast and Ultra SCSI transfer rates
                                               (up to 40MB/sec)
                                               - Supports 8- or 16-bit data handling
                                               - May be used in host or peripheral
                                                 applications
SCSI Triple Embedded Controllers (TEC)         - First introduced in 1991
                                               - Single chip disk controllers
                                               - Integrated buffer controller, formatter and
                                               SCSI processor
                                               - Powerful on-chip data error correction
                                               - Supports Fast and Ultra SCSI transfer rates
                                               (up to 40MB/sec)

                   PRODUCT                                      DESCRIPTION
                   -------                                      -----------
Fibre Channel Triple Embedded Controller       - First introduced in 1997
  (FTEC)                                       - Single chip disk controllers
                                               - Integrated buffer controller, formatter,
                                               fibre channel processor, and dual loop
                                                 transceivers
                                               - Powerful on-chip data error correction
                                               - Supports FC-AL, 100MBytes/sec
IDE Triple Embedded Controller (ATEC)          - First introduced in 1997
                                               - Single chip disk controllers
                                               - Integrated buffer controller, formatter,
                                               and IDE processor
                                               - Powerful on-chip data error correction
                                               - Supports ATA and Ultra/33

                                 COMPUTER SYSTEMS PRODUCTS
Intelligent SCSI Processor (ISP)               - First introduced in 1992
  Host Adapter Chips                           - Embedded RISC single chip solution
                                               - Supports latest SCSI standards
                                               - Supports transfer rates up to 40MB/sec
                                               - Supports 8- or 16-bit data handling
                                               - Supports direct PCI and SBus connection
                                               - Recently shipped Fibre Channel evaluation
                                               units which operate at transfer rates up to
                                                 100MB/sec.
QLA Product Family                             - First introduced in 1993
  Host Adapter Boards                          - Full line of host adapter cards with direct
                                               PCI and Sbus connection
                                               - Supports latest SCSI standards
                                               - Incorporates the Company's ISP host adapter
                                                 chips
                                               - Provides a fully integrated, high
                                               performance board level I/O interface
                                                 solution
                                               - Recently shipped Fibre Channel evaluation
                                               units which operate at transfer rates up to
                                                 100MB/sec.

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

     Throughout the Pacific Rim, the Company sells directly as well as through a master distributor. In Europe, the Company sells its products through distributors and through a representative. The Company believes that it is important to work closely with its large peripheral and computer system manufacturer OEMs during their design cycles. The Company supports these customers with extensive applications and system design support, as well as training classes and seminars both in the field and from its offices in Costa Mesa, California. The Company also maintains a high level of customer support through technical hotlines and Internet communications.

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

     The Company's sales efforts are focused on establishing and developing long term relationships with OEMs and other potential customers. The sales cycle typically begins with a design win, which entails a product of the Company being selected to be incorporated into a potential customer's computer system or data storage peripherals. Once the Company secures a design win with a given customer, the time to production shipment can range between six and 18 months. After winning a design with a potential customer, QLogic works closely with the customer to integrate its product with the customer's current and next generation products. Due to the extensive amounts of resources required for each customer design, typically only one I/O solution is designed into any given customer product. After being designed into a customer's product, sales are typically made through purchase orders, which are subject to cancellation, postponement or other types of delays.

     International sales (primarily to the Pacific Rim countries) of the Company's products accounted for approximately 42%, 45%, and 55% and $34,558, $31,301 and $29,800 of net revenues for fiscal years 1998, 1997 and 1996, respectively. International sales are denominated in U.S. dollars. The Company does not expect the uncertainty in the Southeast Asia foreign currency markets to have a material adverse effect on the results of the Company's operations. Due to its international sales, the Company is subject to a number of risks, including restrictions related to export regulations as well as those related to political upheaval and economic downturns in foreign nations.

ENGINEERING AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. The Company's strategy is to leverage its substantial base of architectural and systems expertise and product innovation capabilities to address a broad range of I/O solutions as well as to develop products for its core SCSI business. The Company is currently engaged in the development of integrated circuit I/O controllers for additional I/O standards and enabling technologies, such as Fibre Channel, Ultra SCSI, Low Voltage Differential (LVD), Ultra IDE. The Company intends to broaden its product lines while continuing to allow its customers to transition rapidly to Fibre Channel and other emerging I/O standards.

     At March 29, 1998, the Company employed approximately 122 engineers, including technicians and support personnel engaged in the development of new products and the improvement of existing products. There can be no assurance that the Company will continue to be successful in attracting and retaining key personnel with the skills and expertise necessary to develop new products in the future. Engineering and development expenses were approximately $15.6 million, $10.4 million, and $7.2 million for fiscal 1998, 1997 and 1996, respectively.

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

BACKLOG

     The Company's backlog of orders was approximately $22.1 million at March 29, 1998, compared to approximately $20.6 million at March 30, 1997. These backlog figures include only orders scheduled for shipment within six months, of which the majority are scheduled for delivery within 90 days. Most orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. The Company's customers have in the past encountered uncertain and changing demand for their products. Orders are typically placed based on customer forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. In the past, the Company has experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders. Therefore, the level of backlog at any particular date is not necessarily indicative of sales for any future period.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. All of the Company's products compete with products available from several companies, many of whom have research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations that are substantially greater than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be adversely effected.

     The Company currently competes primarily with Adaptec, Inc. and Symbios Logic, Inc. in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company expects to compete primarily with Adaptec, Inc., Symbios Logic, Inc., Hewlett-Packard Company and Emulex Corporation. In the IDE sector, the Company expects to compete with Adaptec and Cirrus Logic, Inc. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from the Company.

     The Company believes that one of its principal competitive strengths in the integrated circuit I/O controller market is its ability to obtain major design wins as the result of its systems level expertise, integrated circuit design capability and substantial experience in I/O applications, particularly SCSI and Fibre Channel. The Company believes competitive factors in design wins are time to market, performance, product features, price, quality, technical support and ease of migration path to other I/O standards. The Company will have to continue to develop products appropriate to its markets to remain competitive, as its competitors continue to introduce products with improved performance characteristics. While the Company continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that the Company will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of SCSI and other I/O products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets. There can be no assurance that the Company will compete successfully in the future against its existing competitors or potential competitors.

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

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. The Company does not have long-term agreements with any of its foundries, and purchases both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. The Company works with its existing foundries, and intends to qualify new foundries, as needed, to obtain additional manufacturing capacity. There can be no assurance, however, that the Company will be able to obtain additional capacity.

     The Company currently purchases its semiconductor products from its foundries either in finished form or wafer form. The Company uses subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. In the assembly process for the Company's semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. Following assembly, the packaged devices are further tested and inspected by the Company prior to shipment to customers. For its host adapter board products, the Company purchases components in kit form, and printed circuit boards. The Company provides these items to contract manufacturing companies that work together with the Company's component suppliers to assemble the boards to the Company's specifications.

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

INTELLECTUAL PROPERTY

     Although the Company has eight patents issued and three additional patent applications pending in the United States, the Company relies primarily on its trade secrets, trademarks and copyrights to protect its intellectual property. The Company attempts to protect its proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     While the Company's ability to compete may be effected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the I/O solutions markets, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful.

     The Company has received notices of claimed infringement of trademark rights in the past, and there can be no assurance that third parties will not assert claims of infringement of trademarks or any other intellectual property rights against the Company with respect to existing and future products. The Company has received a notice of claimed infringement of patent rights. In the event of a patent or other intellectual property dispute, the Company may be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the claim. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

EMPLOYEES

     The Company had 225 employees as of March 29, 1998. The Company believes that its future prospects will depend, in part, on its ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. None of QLogic's employees is represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's corporate offices and principal product development, sales and operational facilities are currently located in two adjacent facilities comprised of approximately 83,000 square foot building in Costa Mesa, California. The Company occupies the facility pursuant to leases that expires in October 1999. While the Company believes that its current facilities are adequate through fiscal 1999, it is presently evaluating its needs for the period beyond the expiration of its current leases.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive and certain other officers of the Company are as follows:

           NAME             AGE                          POSITION
           ----             ---                          --------
H.K. Desai................  52     President, Chief Executive Officer and Director
Thomas R. Anderson........  53     Vice President and Chief Financial Officer
Michael R. Manning........  43     Secretary and Treasurer
David Tovey...............  53     Vice President and General Manager, Peripheral
                                   Products
Lawrence Fortmuller.......  49     Vice President and General Manager, Computer Products
Mark Edwards..............  39     Vice President, Sales and Corporate Marketing

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

     Mr. Manning joined Emulex, a network product manufacturer (QLogic's former parent company), in July 1983 as Director of Tax. He was named Senior Director and Treasurer of Emulex in April 1991 and Secretary in August 1992. Mr. Manning joined the Company in June 1993. Prior to joining Emulex, Mr. Manning was a Tax Manager at KPMG Peat Marwick LLP, independent certified public accountants.

     Mr. Tovey joined the Company in April 1994 as Vice President Marketing. From March 1985 to April 1994, he held various positions with Toshiba America Information Systems, a computer system manufacturer, including director of technology planning and Vice President of OEM marketing. Prior to Toshiba, Mr. Tovey held various marketing and sales management positions with Unisys Corporation.

     Mr. Fortmuller joined the Company in October 1996 as Vice President and General Manager, Computer Products. Prior to joining the Company, Mr. Fortmuller held various management positions at AST Research, Inc., a computer manufacturer.

     Mr. Edwards joined the Company in September 1996 as Vice President of Sales and Corporate Marketing. Prior to joining the Company, Mr. Edwards worked at Unisys from August 1993 to September 1996 where he was most recently Vice President Sales & Marketing for the Storage Systems Division. Mr. Edwards has held a number of sales and marketing positions in the U.S. and Europe with Unisys, Digital Equipment Corporation and Zitel.

     None of the executive officers of the Company has any family relationship with any other executive officer of the Company or director of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     Shares of common stock of the Company are traded and quoted in the NASDAQ National Market System under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of common stock of the Company for each quarterly period of the three most recent years as reported on NASDAQ.

                                                                 SALES PRICES
                                                              ------------------
                        FISCAL 1998                            HIGH        LOW
                        -----------                           -------    -------
First Quarter...............................................  $26.500    $18.750
Second Quarter..............................................   45.375     24.750
Third Quarter...............................................   45.375     24.500
Fourth Quarter..............................................   42.000     24.000

                        FISCAL 1997                            HIGH        LOW
                        -----------                           -------    -------
First Quarter...............................................   12.000      8.500
Second Quarter..............................................   13.000      9.000
Third Quarter...............................................   28.380     12.500
Fourth Quarter..............................................   30.130     18.500

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of common stock of the Company as of May 20, 1998 was 416.

DIVIDENDS

     The Company has never paid cash dividends on its common stock and has no current intention to do so.

ITEM 6. SELECTED FINANCIAL DATA

     The following table of certain selected data regarding the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                    FISCAL YEAR ENDED
                                                 -------------------------------------------------------
                                                 MARCH 29,   MARCH 30,   MARCH 31,   APRIL 2,   APRIL 3,
                                                   1998        1997        1996        1995       1994
                                                 ---------   ---------   ---------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENTS OF OPERATIONS DATA

Net revenues...................................  $ 81,393     $68,927     $53,779    $57,675    $44,902
Cost of sales..................................    34,049      38,151      34,413     34,285     28,148
                                                 --------     -------     -------    -------    -------
          Gross profit.........................    47,344      30,776      19,366     23,390     16,754
                                                 --------     -------     -------    -------    -------
Operating expenses:
  Engineering and development..................    15,601      10,422       7,191      7,598      8,603
  Selling and marketing........................     8,707       6,372       6,490      7,541      6,178
  General and administrative...................     4,550       4,628       4,501      4,872      4,356
  Impairment of goodwill.......................        --          --          --         --        542
  Amortization of goodwill.....................        --          --          --         --         99
  Consolidation charges........................        --          --          --         --        507
                                                 --------     -------     -------    -------    -------
          Total operating expenses.............    28,858      21,422      18,182     20,011     20,285
                                                 --------     -------     -------    -------    -------
          Operating income (loss)..............    18,486       9,354       1,184      3,379     (3,531)
Transaction costs..............................        --          --          --         --      1,142
Interest expense...............................       109         125         153        146        107
Interest and other income......................     3,453         602         172         93          3
                                                 --------     -------     -------    -------    -------
  Income (loss) before income taxes............    21,830       9,831       1,203      3,326     (4,777)
Income tax provision (benefit).................     8,422       3,983         537      1,361        (28)
                                                 --------     -------     -------    -------    -------
Net income (loss)..............................  $ 13,408     $ 5,848     $   666    $ 1,965    $(4,749)
                                                 ========     =======     =======    =======    =======
Basic earnings per share.......................      1.77        1.02        0.12       0.35
                                                 ========     =======     =======    =======
Diluted earnings per share(1)..................  $   1.66     $  0.96     $  0.12    $  0.35
                                                 ========     =======     =======    =======
SELECTED BALANCE SHEET DATA
Working capital................................  $ 90,749     $19,811     $13,334    $10,564    $ 6,424
Total assets...................................  $136,242     $36,963     $28,539    $24,592    $22,613
Long-term capitalized lease obligations,
  excluding current installments...............  $    141     $   352     $   576    $   853    $ 1,156
Other non-current liabilities..................  $    466     $   924     $ 2,016    $ 1,381    $    --
Total stockholders' equity.....................  $118,049     $24,353     $16,277    $15,581    $13,615

---------------
(1) Per share data has not been presented for periods prior to fiscal 1995 as the Company operated as a wholly owned subsidiary of Emulex Corporation. Per share data for 1998 has been calculated in accordance with SFAS No. 128, which was effective December 15, 1997, and all prior periods have been restated to conform to this presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, in "Risk Factors" or "Item 1," as well as those discussed elsewhere in this report.

OVERVIEW

     QLogic Corporation is a leading designer and supplier of semiconductor and board level I/O products. The Company's products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk and tape drives, removable disk drives, CD-ROM drives and RAID subsystems. QLogic provides complete I/O technology solutions by designing and marketing single chip controller and adapter board products for both sides of the computer/peripheral device interlink, or "bus." Historically, the Company has targeted the high performance sector of the I/O market, focusing primarily on the SCSI industry standard. The Company is utilizing its I/O expertise to develop products for emerging I/O standards, such as Fibre Channel. Fibre Channel is experiencing early industry acceptance as a higher performance solution that maintains signal integrity while allowing for increased connectivity between a computer system and its data storage peripherals.

     The Company's products include semiconductors for computer peripheral devices and semiconductors and adapter boards for computer systems. The Company's peripheral products are comprised of the FAS and TEC product lines, and its computer systems products are comprised of the ISP and Host Board product lines. The Company's products have traditionally been based on the SCSI standard, but during fiscal 1997 and 1998 the Company introduced products for the Fibre Channel and IDE I/O standards. Net revenues from the Company's computer systems products are relatively less subject to fluctuations than those from the Company's peripheral device products due to generally longer product life cycles. In addition, the Company's computer systems products are manufactured to meet the specific solution needs of its OEM customers and, as a result, tend to carry higher gross margins. The Company is attempting to increase its proportionate sales of computer systems products. The Company is also identifying new sectors of the peripheral device market with the goal of expanding its business. For example, the Company is leveraging its I/O technological expertise to develop high performance IDE-based peripheral controllers.

     The Company recognizes revenue from the sale of products at the time of shipment. The Company currently sells a majority of its products directly to OEMs such as Sun Microsystems, Inc., Fujitsu Limited, Digital Equipment Corporation, and Hitachi America, Ltd. The Company also sells its products through a network of independent manufacturers' representatives and regional and international distributors. The Company believes that by establishing and developing direct relationships with leading OEMs within the computer industry, the Company will have greater opportunities to expand its SCSI-based sales and to leverage these relationships into design wins for its IDE and Fibre Channel products. The Company believes that sales to OEMs result in lower product return rates and require a smaller customer support infrastructure. However, there is a limited number of potential OEM customers. As a result, the loss of a large OEM customer would have a material adverse effect on the Company's business, results of operations and financial condition. Also, the Company has historically experienced seasonality resulting in somewhat lower net revenues in its first fiscal quarter as compared to the previous quarter, which the Company believes is due to reduced spending by its OEM customers in advance of scheduled production slowdowns in the forthcoming summer months. The Company also generates revenues by licensing certain of its technology. License revenues are recognized when earned and receipt is assured.

     The Company is the successor to the Emulex Micro Devices division of Emulex Corporation ("Emulex"). On February 24, 1994, Emulex declared a special dividend consisting of the distribution (the "Distribution") to its stockholders of all outstanding shares of Common Stock of QLogic. The purpose of the Distribution was to enable the Company to gain independent access to equity markets so that it may use its capital stock as a source of funding.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                                               FISCAL YEAR ENDED
                                             -----------------------------------------------------
                                             MARCH 29, 1998     MARCH 30, 1997     MARCH 31, 1996
                                             ---------------    ---------------    ---------------
Net revenues...............................  $81,393   100.0%   $68,927   100.0%   $53,779   100.0%
Cost of sales..............................   34,049    41.8     38,151    55.3     34,413    64.0
                                             -------   -----    -------   -----    -------   -----
  Gross profit.............................   47,344    58.2     30,776    44.7     19,366    36.0
Operating expenses:
  Engineering and development..............   15,601    19.2     10,422    15.1      7,191    13.4
  Selling and marketing....................    8,707    10.7      6,372     9.3      6,490    12.1
  General and administrative...............    4,550     5.6      4,628     6.7      4,501     8.3
                                             -------   -----    -------   -----    -------   -----
          Total operating expenses.........   28,858    35.5     21,422    31.1     18,182    33.8
                                             -------   -----    -------   -----    -------   -----
  Operating income.........................  $18,486    22.7%   $ 9,354    13.6%   $ 1,184     2.2%
                                             =======   =====    =======   =====    =======   =====

NET REVENUES

     The Company's net revenues are derived primarily from the sale of SCSI-based I/O products. License fees also contribute to the Company's net revenues. Net revenues for fiscal 1998 increased $12.5 million or 18% from fiscal 1997 to $81.4 million. The increase was the result of an $8.7 million increase in sales of the Host Board product line, combined with a $4.4 million increase in sales in the FAS product line. A partially offsetting decline of $0.6 million occurred in license fees.

     Net revenues for fiscal 1997 increased $15.1 million or 28% from fiscal 1996 to $68.9 million. The increase was primarily the result of an increase in sales of the TEC, Host Board and ISP product lines and increased license fees. A partially offsetting decline in sales of $4.4 million occurred in the FAS product line.

     Export revenues for fiscal 1998 increased $3.3 million or 10.4% from fiscal 1997, to approximately $34.6 million, primarily due to increased sales to customers in Europe, along with smaller increases from Southeast Asia. Export revenues for fiscal 1997 increased $1.5 million or 5% from fiscal 1996, to approximately $31.3 million, primarily due to increased sales to customers in Japan.

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

     International sales (primarily to the Pacific Rim countries) of the Company's products accounted for approximately 42%, 45%, and 55% and $34,558, $31,301 and $29,800 of net revenues for fiscal years 1998, 1997 and 1996, respectively. International sales are denominated in U.S. dollars. The Company does not expect the uncertainty in the Southeast Asia foreign currency markets to have a material adverse effect on the results of the Company's operations.

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The Company's six largest customers in each respective period accounted for approximately 71%, 71% and 81% of the Company's net revenues for fiscal 1998, 1997 and 1996, respectively. For fiscal 1998, Fujitsu Limited, Sun Microsystems, Inc. and Digital Equipment Corporation accounted for approximately 23%, 20% and 8% of the Company's net revenues, respectively.

     For fiscal 1997, Sun Microsystems, Inc., Tokyo Electron Limited, and Fujitsu Limited accounted for approximately 20%, 19%, and 16% of the Company's net revenues, respectively. For fiscal 1996, Tokyo Electron Limited, Sun Microsystems, Inc. and Avex Electronics, Inc. accounted for approximately 42%, 13% and 11% of the Company's net revenues, respectively.

     The Company believes that its major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss of purchases could have a material adverse effect on the Company's business, financial condition and results of operations.

COST OF SALES

     Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for fiscal 1998 was 42%, a decrease of 13% from the prior fiscal year. The percentage decrease was due to a shift in product mix to products with lower unit costs, as well as increased production volumes. Additionally, multiple disciplines within the Company worked together to improve inventory management.

     The cost of sales percentage for fiscal 1997 was 55%, a decrease of 9% from the prior fiscal year. The percentage decrease was due to increased revenue from products that contain higher levels of integration and functionality and are generally associated with higher average selling prices and gross margins. The Company continued to focus on reducing component costs as well as implementing design efficiencies during fiscal 1997.

     The cost of sales percentage for fiscal 1996 was 64%, an increase of 5% over fiscal 1995. The increase in the cost of sales percentage was primarily due to inventory write-down charges being higher in fiscal 1996 compared to the prior year.

     The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. In addition, the Company believes the cost of sales percentage will be adversely impacted by sales of IDE-based products, which carry lower margins. As a result, the Company does not anticipate percentage cost of sales to decrease at a rate consistent with historic trends.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related material, occupancy costs and depreciation. For fiscal 1998 engineering and development expenditures increased by $5.2 million from fiscal 1997, primarily due to salary and occupancy expenses related to increased headcount. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 1999.

     In fiscal 1997, engineering and development expenditures increased by $3.2 million from the prior fiscal year, primarily due to increased salary and occupancy expenses related to increased headcount. In particular, the Company significantly expanded its engineering staff in fiscal 1997 in connection with its development of Fibre Channel products. In fiscal 1996, engineering and development expenditures decreased by $0.4 million from fiscal 1995 expenditures.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During fiscal 1998, selling and marketing expenses increased by $2.3 million compared to fiscal 1997, primarily as a result of increased sales, as well as increases in advertising and trade show expenses. The Company expects that selling and marketing expenses will increase in absolute dollars in fiscal 1999.

     During fiscal 1997, selling and marketing expenses decreased by $0.1 million compared to fiscal 1996, primarily as a result of reduced advertising and trade show expenses, due to the Company's shift away from selling to resellers, which typically requires more advertising and other promotions. The decrease in advertising cost was partially offset by an increase in marketing salaries.

     In fiscal 1996, selling and marketing expenses decreased by $1.1 million compared to fiscal 1995, primarily due to a reduction in advertising.

     General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For fiscal 1998, general and administrative expenses decreased by $0.1 million due to reduced corporate administrative expenses. For fiscal 1997, general and administrative expenses increased $0.1 million from the prior year, primarily due to expenses related to implementing a new computer system and salaries.

     For fiscal year 1996, general and administrative expenses decreased $0.4 million compared to fiscal 1995, primarily due to decreased bad debt expense.

INTEREST INCOME (EXPENSE)

     Interest income, net of expense, increased $2.9 million during fiscal 1998 from fiscal 1997, due to larger balances of cash, cash equivalents, and investments. In addition, the Company continued to make payments to reduce its capital lease liabilities. Interest income, net of expense, for fiscal 1997 increased $0.5 million from fiscal 1996, due to larger balances of cash and cash equivalents and due to lower capital lease commitments outstanding.

     Interest income, net of expense, increased in fiscal 1996 to $19 from a net expense of $53 in fiscal 1995.

INCOME TAX PROVISION

     The Company's effective tax rates were approximately 39%, 41%, and 45%, for fiscal years 1998, 1997, and 1996, respectively.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (Statement) 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods for fiscal years beginning after December 15, 1997. Adoption of this new standard will not have a significant impact on the consolidated financial statements.

     In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. Adoption of this new standard will not have a significant impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal years 1998, 1997 and 1996 the Company's cash flow from operations have exceeded capital expenditures. Capital expenditures on property and equipment were $3.9 million, $3.9 million, and $1.2 million for fiscal years 1998, 1997 and 1996, respectively. Cash provided by operations was approximately $19.0 million, $12.6 million, and $8.8 million for fiscal years 1998, 1997, and 1996, respectively. The growth in cash provided by operations is primarily attributable to improved profitability, accounts receivable collection, inventory management, cash management and cost reductions in operations.

     Cash used in investing activities was approximately $52.6 million, $3.9 million, and $1.2 million, in fiscal 1998, 1997, and 1996 respectively, primarily reflecting investment of the proceeds of the secondary offering in fiscal 1998 and expenditures for property and equipment during fiscal 1998, 1997 and 1996.

     Cash provided by financing activities was approximately $78.6 million for fiscal 1998, which reflected the sale of 2,645,000 shares of common stock from which the Company received net proceeds of $77.5 million and exercise of stock options, offset in part by principal payments under capital leases. Cash used in financing activities, reflecting primarily principal payments under capital leases, was approximately $0.2 million, $0.3 million and $0.3 million in fiscal 1998, 1997 and 1996, respectively.

     Working capital at March 29, 1998 was $90.7 million, as compared to $19.8 million at March 30, 1997. At March 29, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $64.1 million, and investments of $48.7 million. In addition, the Company has an unsecured line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate. There were no borrowings under the line of credit as of March 29, 1998. The line of credit with Silicon Valley Bank expires July 5, 1998, and, although there can be no assurances, the Company currently expects to renew this line of credit.

     The Company believes that existing cash and investment balances, facilities and equipment leases, cash flow from operating activities and its available line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

YEAR 2000

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products.

     The Company is in the process of upgrading its software to address the year 2000 issue. Because a large portion of the Company's software is obtained from its vendors on a non-custom basis, the Company believes that upgrades for its commercial programs are currently available. The Company currently estimates that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

                                  RISK FACTORS

     Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above or elsewhere in this report.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant portion of the Company's net revenues in each fiscal quarter results from orders booked in that quarter. In the past, a significant percentage of the Company's quarterly bookings and sales to major customers occurred during the last month of the quarter, and there can be no assurance that this trend will not return in the future. Orders placed by major customers are typically based on their forecasted sales and inventory levels for the Company's products. Changes in purchasing patterns by one or more of the Company's major customers, customer order changes or rescheduling, gain or loss of significant customers, customer policies pertaining to desired inventory levels of the Company's products, negotiations of rebates and extended payment terms, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders, could result in material fluctuations in quarterly operating results. Certain large OEM customers may require the Company to maintain higher levels of inventory as such customers attempt to minimize their own inventories. In addition, the Company must order its products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are subject to rapid technological and price changes, there is a risk the Company will forecast incorrectly and produce excess or insufficient inventory of particular products. To the extent the Company produces excess or insufficient inventory or is required to hold excess inventory, the Company's operating results could be adversely effected.

     Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: the time, availability and sale of new products; seasonal OEM customer demand, such as the decline experienced in the fiscal quarter ended June 30, 1996; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components, including silicon wafers; warranty expenses; variations in product development and other operating expenses; and general economic and other conditions effecting the timing of customer orders and capital spending. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and its competitors' products. Although the Company does not maintain its own wafer manufacturing facility, a large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements by the Company, its competitors or others regarding new products and technologies could cause customers to defer or cancel purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated design-in cycles for the Company's products have in the past adversely effected the Company's quarterly results of operations. Due to all of the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would likely be materially and adversely effected.

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The loss of any of the Company's major customers would have a material adverse effect on its business, financial condition and results of operations. In addition, a majority of the Company's customers order the Company's products through written purchase orders as opposed to long term supply contracts and, therefore, such customers are generally not obligated to purchase products from the Company for any extended period. Major customers also have significant leverage over the Company and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely effect the Company's business, financial condition and results of operations. As the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company provides its major distributors and certain volume purchasers with price protection in the event that the Company reduces the prices of its products. While the Company maintains reserves for such price protection, there can be no assurance that the impact of future price reductions by the Company will not exceed the Company's reserves in any specific fiscal period. Any price protection in excess of recorded reserves could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. All of the Company's products compete with products available from several companies, many of which have substantially greater research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to achieve or maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be materially and adversely effected.

     The Company currently competes primarily with Adaptec, Inc. and Symbios Logic, Inc. in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company expects to compete primarily with Adaptec, Inc., Symbios Logic, Inc. and Hewlett-Packard Company. In the IDE sector, the Company expects to compete with Adaptec, Inc. and Cirrus Logic, Inc.. Adaptec recently made a bid to acquire Symbios. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past decided to vertically integrate and therefore ceased purchases from the Company.

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

     The Company is using multiple sources of supply for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, the Company's integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy the Company's requirements for this technology, the Company's marketing efforts related to Fibre Channel products would be delayed and, as such, its results of operations could be materially and adversely effected. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely effect the Company's results of operations.

     The Company's ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. These risks include, without limit, that the Company's suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components or packaging services to the Company. In addition, the Company's flexibility to move production of any particular product from one foundry to another can be limited in that such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources which otherwise could be dedicated to new product development, which would adversely effect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more foundries. In addition, the Company could encounter supply shortages if sales grow substantially. The Company uses domestic and offshore subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. The Company's reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company is also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. In addition, the Company may receive orders for large volumes of products to be shipped within short periods, and the Company may not have sufficient testing capacity to fill such orders. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the Company's foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including those that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

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

RELIANCE ON HIGH PERFORMANCE COMPUTER AND COMPUTER PERIPHERAL MARKET

     A significant portion of the Company's host adapter board products are currently used in high-performance file servers, workstations and other office automation products. The Company's growth has been supported by increasing demand for sophisticated I/O solutions which support database systems, servers, workstations, Internet/intranet applications, multimedia and telecommunications. Should there be a slowing in the growth of demand for such systems, the Company's business, financial condition and results of operations could be materially and adversely effected.

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

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS; INDUSTRY STANDARDS

     The markets in which the Company and its competitors compete are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards, compete effectively on the basis of price and performance, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In anticipation of the implementation of Fibre Channel data transfer interface technologies, the Company has invested and will continue to invest significant resources in developing its integrated circuit single chip PCI to Fibre Channel controllers. There can be no assurance that Fibre Channel will be adopted as a predominant industry standard. The Company is aware of products for alternative I/O standards and enabling technologies being developed by its competitors. The Company believes that certain competitors, including Symbios Logic, Inc., have extensive development efforts related to products based on the Low Voltage Differential ("LVD") technology. There can be no assurance that such technology will not be adopted as an industry standard and if an alternative standard is adopted, there can be no assurance the Company will timely develop products for such standard. Further, even if Fibre Channel is adopted, there can be no assurance that the Company's integrated PCI to Fibre Channel controller will be fully developed in time to be accepted for use in Fibre Channel technology or that, if developed, will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that Fibre Channel is not adopted as an industry standard, or that the Company's integrated circuit PCI to Fibre Channel controllers are not timely developed or do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely effected.

     The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as IDE, SCSI, Ultra SCSI and PCI. In addition, the Company's Fibre Channel products have been designed to conform with a standard that has yet to be uniformly adopted. The Company's products must be designed to operate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, operating system software and peripherals. The Company depends on significant cooperation with these manufacturers in order to achieve its design objectives and produce products that interoperate successfully. While the Company believes that it generally has good relationships with leading microprocessor, systems and peripheral suppliers, there can be no assurance that such suppliers will not from time to time make it more difficult for the Company to design its products for successful interoperability. If industry acceptance of these standards was to decline or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business, financial condition and results of operations could be materially and adversely effected.

     The Company could experience delays in product development that are common in the computer and semiconductor industry. Significant delays in product development and release would adversely effect the Company's business, financial condition and results of operations. There can be no assurance that the Company will respond effectively to technological changes or new product announcements by other companies or that the Company's research and development efforts will be successful. Furthermore, introduction of new products and moving production of existing products to different suppliers involves substantial business risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and expedite charges, in addition to lower sales and lower profits.

IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

     The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible with those of the Company. Acquisitions involve numerous risks, including identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely effect the Company's business, financial condition, results of operations or stock price. With respect to the possible amortization of goodwill, the Financial Accounting Standards Board ("FASB") is considering making pooling of interests accounting treatment for merger transactions more difficult to attain, or may abolish such treatment altogether. If the FASB does limit or eliminate pooling of interests accounting treatment, the Company's ability to consummate merger transactions without incurring goodwill would be materially and adversely effected.

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

RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS

     The Company expects that export revenues will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. As a result, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; difficulties in staffing and managing foreign operations; potentially longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability; and general trade restrictions. Recently, the Asian markets have suffered property price deflation. This asset deflation has taken place especially in countries that have had a collapse in both their currency and stock markets, such as Japan. These deflationary pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region. The Company's export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors or the currency and economic disruptions in the Asian markets will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has experienced intellectual property claims being made against it in the past. There can be no assurance that patent or other intellectual property infringement claims will not be asserted against the Company in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses or similar arrangements would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, should the Company decide to, or be forced to, litigate such claims, such litigation could be expensive and time consuming, could divert management's attention from other matters or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. The Company's supply of wafers and other components can also be interrupted by intellectual property infringement claims against its suppliers.

YEAR 2000

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products.

     The Company is in the process of upgrading its software to address the year 2000 issue. Because a large portion of the Company's software is obtained from its vendors on a non-custom basis, the Company believes that upgrades for its commercial programs are currently available. The Company currently estimates that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are referenced in Item 14(a).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
QLogic Corporation:

     We have audited the consolidated financial statements of QLogic Corporation and subsidiary as listed in Item 14(a). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiary as of March 29, 1998 and March 30, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
May 12, 1998

                               QLOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 29, 1998 AND MARCH 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                1998       1997
                                                              --------    -------
Cash and cash equivalents...................................  $ 64,090    $19,091
Short term investments......................................    27,746         --
Accounts and notes receivable, less allowance for doubtful
  accounts of $746 and $636 as of March 29, 1998 and March
  30, 1997, respectively....................................     7,836      5,720
Inventories.................................................     3,835      4,794
Deferred income taxes.......................................     4,353      1,149
Prepaid expenses and other current assets...................       475        391
                                                              --------    -------
          Total current assets..............................   108,335     31,145
Long term investments.......................................    20,934         --
Property and equipment, net.................................     6,372      5,043
Other assets................................................       601        775
                                                              --------    -------
                                                              $136,242    $36,963
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $  3,765    $ 3,994
Accrued expenses............................................    13,610      7,115
Current installments of capitalized lease obligations.......       211        225
                                                              --------    -------
          Total current liabilities.........................    17,586     11,334
Capitalized lease obligations, excluding current
  installments..............................................       141        352
Other non-current liabilities...............................       466        924
                                                              --------    -------
          Total liabilities.................................    18,193     12,610
                                                              --------    -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.10 par value; 1,000,000 shares
     authorized (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................        --         --
  Common stock, $0.10 par value; 12,500,000 shares
     authorized; 8,650,826 and 5,840,701 shares issued and
     outstanding at March 29, 1998, and March 30, 1997,
     respectively...........................................       865        584
  Additional paid-in capital................................    99,008     19,001
  Retained earnings.........................................    18,176      4,768
                                                              --------    -------
          Total stockholders' equity........................   118,049     24,353
                                                              --------    -------
                                                              $136,242    $36,963
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
         YEARS ENDED MARCH 29, 1998, MARCH 30, 1997, AND MARCH 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998      1997      1996
                                                              -------   -------   -------
Net revenues................................................  $81,393   $68,927   $53,779
Cost of sales...............................................   34,049    38,151    34,413
                                                              -------   -------   -------
  Gross profit..............................................   47,344    30,776    19,366
                                                              -------   -------   -------
Operating expenses
  Engineering and development...............................   15,601    10,422     7,191
  Selling and marketing.....................................    8,707     6,372     6,490
  General and administrative................................    4,550     4,628     4,501
                                                              -------   -------   -------
          Total operating expenses..........................   28,858    21,422    18,182
                                                              -------   -------   -------
          Operating income..................................   18,486     9,354     1,184
Interest expense............................................      109       125       153
Interest and other income...................................    3,453       602       172
                                                              -------   -------   -------
  Income before income taxes................................   21,830     9,831     1,203
Income tax provision........................................    8,422     3,983       537
                                                              -------   -------   -------
Net income..................................................  $13,408   $ 5,848   $   666
                                                              =======   =======   =======
Basic earnings per common share.............................  $  1.77   $  1.02   $  0.12
                                                              =======   =======   =======
Diluted earnings per share..................................  $  1.66   $  0.96   $  0.12
                                                              =======   =======   =======
Common shares used in the calculation of basic earnings per
  share.....................................................    7,592     5,722     5,554
                                                              =======   =======   =======
Shares used in the calculation of diluted earnings per
  share.....................................................    8,099     6,115     5,612
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         YEARS ENDED MARCH 29, 1998, MARCH 30, 1997, AND MARCH 31, 1996
                                 (IN THOUSANDS)

                                                                                 RETAINED
                                                 COMMON STOCK     ADDITIONAL     EARNINGS         TOTAL
                                                ---------------    PAID-IN     (ACCUMULATED   STOCKHOLDERS'
                                                SHARES   AMOUNT    CAPITAL       DEFICIT)        EQUITY
                                                ------   ------   ----------   ------------   -------------
Balance as of April 2, 1995...................  5,552     $555     $16,772       $ (1,746)      $ 15,581
  Net income..................................     --       --          --            666            666
  Issuance of common stock....................      6        1          29             --             30
                                                -----     ----     -------       --------       --------
Balance as of March 31, 1996..................  5,558      556      16,801         (1,080)        16,277
  Net income..................................     --       --          --          5,848          5,848
  Issuance of common stock....................    283       28       2,200             --          2,228
                                                -----     ----     -------       --------       --------
Balance as of March 30, 1997..................  5,841      584      19,001          4,768         24,353
  Net income..................................     --       --          --         13,408         13,408
  Issuance of common stock (net of tax benefit
     of $1,494)...............................    165       16       2,736             --          2,752
  Stock offering..............................  2,645      265      77,271             --         77,536
                                                -----     ----     -------       --------       --------
Balance as of March 29, 1998..................  8,651     $865     $99,008       $ 18,176       $118,049
                                                =====     ====     =======       ========       ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED MARCH 29, 1998, MARCH 30, 1997, AND MARCH 31, 1996
                                 (IN THOUSANDS)

                                                               1998      1997      1996
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income................................................  $13,408   $ 5,848   $   666
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    2,434     3,023     2,452
     Provision for doubtful accounts........................      200       129        23
     Loss on disposal of property and equipment.............      161     1,338        11
     Benefit from deferred income taxes.....................   (3,204)   (1,273)     (561)
Changes in assets and liabilities:
  Accounts and notes receivable.............................   (2,316)    1,184     2,302
  Inventories...............................................      959     1,876      (123)
  Prepaid expenses and other current assets.................      (84)     (152)      (39)
  Other assets..............................................      174        (6)      463
  Accounts payable..........................................     (229)   (2,183)    1,240
  Accrued expenses..........................................    7,989     3,897     1,681
  Other non-current liabilities.............................     (458)   (1,092)      635
                                                              -------   -------   -------
          Net cash provided by operating activities.........   19,034    12,589     8,750
                                                              -------   -------   -------
Cash flows from investing activities:
  Additions to property and equipment.......................   (3,924)   (3,866)   (1,210)
  Purchases of investments..................................  (53,059)       --        --
  Maturities and sales of investments.......................    4,379        --        --
                                                              -------   -------   -------
          Net cash used in investing activities.............  (52,604)   (3,866)   (1,210)
                                                              -------   -------   -------
Cash flows from financing activities:
  Principal payments under capital leases...................     (225)     (274)     (305)
  Proceeds from exercise of stock options...................    1,258     2,228        30
  Proceeds from sale of common stock........................   77,536        --        --
                                                              -------   -------   -------
          Net cash provided by (used in) financing
            activities......................................   78,569     1,954      (275)
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................   44,999    10,677     7,265
Cash and cash equivalents at beginning of year..............   19,091     8,414     1,149
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $64,090   $19,091   $ 8,414
                                                              =======   =======   =======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................  $    90   $   133   $   101
                                                              =======   =======   =======
  Income taxes..............................................  $ 6,275   $ 3,881   $   404
                                                              =======   =======   =======

Non-cash financing activities:

     During fiscal year 1998, pursuant to Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes", the Company recorded a credit to paid-in-capital and a debit to accrued taxes payable of $1,494 related to the tax benefit of exercises of stock options under the Company's various stock option plans.

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 29, 1998, MARCH 30, 1997, AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     The Company is the successor to the Emulex Micro Devices division of Emulex Corporation ("Emulex"). The Company was incorporated in Delaware in 1992 as Emulex Micro Devices Corporation, a wholly owned subsidiary of Emulex. In 1993, substantially all of the assets of the Emulex Micro Devices division were transferred to the Company. On February 24, 1994, Emulex declared a special dividend consisting of the distribution to its stockholders of all outstanding shares of common stock of QLogic (the "Distribution"), pursuant to which the Company became a separate publicly held corporation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year

     QLogic's fiscal year ends on the Sunday nearest March 31. The fiscal years ended March 29, 1998 ("fiscal 1998"), March 30, 1997 ("fiscal 1997") and March 31, 1996 ("fiscal 1996") each comprised 52 weeks.

  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents.

  Investments

     The Company determines the appropriate balance sheet classification of its investments in debt securities based on the maturity date at the time of purchase and reevaluates such determinations of long-term or short-term at each balance sheet date. Debt securities are classified as held to maturity as the Company has the

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other in the consolidated statements of income. The cost of securities sold is based on the specific identification method.

     The Company's investment in debt securities is diversified among high credit quality securities in accordance with the Company's investment policy.

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

  Stock Offering

     In the second quarter of fiscal 1998, the Company completed a secondary offering of 2,645,000 shares of the Company's common stock at a price of $31.25 per share. The Company received proceeds of $77.5 million net of underwriters discount and expenses.

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

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Revenue Recognition

     Revenue is recognized upon product shipment. Royalty revenue is recognized when earned and receipt is assured. The customer's obligation to pay the Company, and the payment terms, are set at the time of shipment and are not dependent on subsequent resale of the Company's product. However, certain of the Company's sales are made to distributors under agreements allowing limited right of return and/or price protection. The Company warrants its products, on a limited basis, to be free from defects for periods of one to five years from date of shipment. The Company estimates and establishes allowances and reserves, by a current charge to income, for product returns, warranty obligations, doubtful accounts, and price adjustments.

  Research and Development

     Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

  Capitalized Software Costs

     SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," provides for the capitalization of certain software development costs once technological feasibility is established. The cost so capitalized is then amortized on a straight-line basis over the estimated product life, or the ratio of current revenues to total projected product revenues, whichever is greater. No internal costs have been capitalized as the impact on the consolidated financial statements for all periods presented is immaterial.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Income per Share

     During the third quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share." All prior periods have been restated accordingly. Basic earnings per common share was computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding for the periods ended March 29, 1998, March 30, 1997 and March 31, 1996 were 7,592, 5,722 and 5,554, respectively.

     Diluted earnings per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares in computing diluted earnings per share. The weighted average number of common and dilutive potential common shares for the periods ended March 29, 1998, March 30, 1997 and March 31, 1996 were 8,099, 6,115 and 5,612, respectively.

     The Adoption of SFAS No. 128 did not have a material impact on the Company's financial statements.

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Options to purchase 14,273, 18,133 and 560,494 shares of common stock with exercise prices which exceed the average market prices of $31.96, $15.69 and $6.29 during fiscal years 1998, 1997 and 1996, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

  Fair Value of Financial Instruments

     In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 29, 1998 and March 30, 1997, the fair value of all financial instruments approximated carrying value. (See note 11).

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                                               1998      1997
                                                              ------    ------
Raw materials...............................................  $2,720    $2,931
Work in progress............................................     585     1,117
Finished goods..............................................     530       746
                                                              ------    ------
                                                              $3,835    $4,794
                                                              ======    ======

NOTE (3) PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                               1998       1997
                                                              -------    -------
Product and test equipment..................................  $13,855    $10,970
Furniture and fixtures......................................    1,543      1,219
Semiconductor designs.......................................    1,957      1,802
Leasehold improvements......................................      575        447
Land and buildings..........................................      358        358
                                                              -------    -------
                                                               18,288     14,796
Less accumulated depreciation and amortization..............   11,916      9,753
                                                              -------    -------
                                                              $ 6,372    $ 5,043
                                                              =======    =======

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (4) INCOME TAXES

     The components of the income tax provision are as follows:

                                                          1998       1997       1996
                                                         -------    -------    ------
Federal:
  Current............................................    $ 9,888    $ 4,479    $  872
  Deferred...........................................     (2,264)    (1,059)     (453)
State:
  Current............................................      1,564        777       226
  Deferred...........................................       (766)      (214)     (108)
                                                         -------    -------    ------
                                                         $ 8,422    $ 3,983    $  537
                                                         =======    =======    ======

     A reconciliation of the income tax provision with the amounts computed by applying the federal statutory tax rate to income before income taxes is as follows:

                                                          1998       1997       1996
                                                         -------    -------    ------
Expected income tax provision at the statutory
  rate...............................................    $ 7,641    $ 3,343    $  409
State income tax, net of Federal tax benefit.........      1,991        370        74
Tax benefit of net operating loss....................        (13)       (13)      (26)
Tax benefit of research and development and other
  credits............................................         --         --      (391)
Increase (decrease) in valuation allowance...........     (1,904)       (14)      312
Nondeductible permanent differences..................         26         20        39
Other, net...........................................        681        277       120
                                                         -------    -------    ------
                                                         $ 8,422    $ 3,983    $  537
                                                         =======    =======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                            1998      1997      1996
                                                           ------    ------    ------
Deferred tax assets:
Alternative minimum tax credit.........................    $   19    $   92    $   92
Reserves not currently deductible......................     4,569     2,504     1,555
Property and equipment.................................       836       980       940
Research and development credit........................       238     1,085     1,085
Other..................................................        87        85       101
                                                           ------    ------    ------
  Total gross deferred tax assets......................     5,749     4,746     3,773
Less valuation allowance...............................        --     1,904     1,918
                                                           ------    ------    ------
                                                            5,749     2,842     1,855
                                                           ------    ------    ------
Deferred tax liabilities:
Research and development expenditures..................       404       516       875
State tax expense......................................       394       405       332
                                                           ------    ------    ------
  Total gross deferred tax liabilities.................       798       921     1,207
                                                           ------    ------    ------
Net deferred tax assets................................    $4,951    $1,921    $  648
                                                           ======    ======    ======

     The net change in the valuation allowance for the deferred tax assets was a decrease of approximately $1,904 and $14 in 1998 and 1997, respectively, and an increase of approximately $312 in 1996. Based upon the

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 29, 1998. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     For Federal purposes, QLogic has approximately $70 of net operating loss carryovers as of March 29, 1998. Utilization of the carryover will be limited to approximately $35 a year over the next two fiscal years, as a result of the Company filing short period tax returns in 1994. Any unused carryover at the end of this period will be fully utilizable in any future year until 2009, after which any unused carryover will expire.

     For state purposes, QLogic has approximately $238 of research and development credit and $19 of alternative minimum tax credit carryovers as of March 29, 1998. These credits may be carried over indefinitely.

     The tax benefit associated with the exercise of employee stock options reduced taxes currently payable by $1,494 for the year ended March 29, 1998.

     The Company's U.S. income tax returns for the 1995 through 1997 fiscal years and certain tax attributes carried over from earlier years, are presently under examination by the Internal Revenue Service. Management does not expect a material impact on the consolidated financial statements from the examination.

     During fiscal year 1994, QLogic and Emulex entered into a Tax Sharing Agreement for the purposes of allocating pre-Distribution tax liabilities between QLogic and Emulex. Under the Tax Sharing Agreement, Emulex generally will be liable for and will indemnify QLogic against (a) pre-Distribution Federal, state and local tax liabilities of Emulex and its subsidiaries (including QLogic), (b) taxes or liabilities resulting from a breach of any covenant or representation by Emulex contained in the Tax Sharing Agreement, (c) taxes imposed on QLogic or its stockholders in the event that the Distribution is taxable due to any reason other than a breach of certain covenants or representations by QLogic and (d) taxes relating to the recapture or restoration of certain pre-Distribution tax items (such as depreciation recapture) of Emulex or its subsidiaries. QLogic will be liable for and will indemnify Emulex and its subsidiaries against (i) post-Distribution Federal, state and local tax liabilities of QLogic, (ii) taxes or liabilities resulting from a breach of any covenant or representation by QLogic contained in the Tax Sharing Agreement, and
(iii) taxes imposed on Emulex in the event that the Distribution is taxable due to a breach of certain covenants and representations by QLogic in the Tax Sharing Agreement unless, prior to the breach, there is obtained, on the basis of valid representations, (1) a ruling from the Internal Revenue Service reasonably satisfactory to Emulex, or (2) an opinion acceptable to Emulex from counsel (such acceptance not to be unreasonably withheld, provided that, if counsel for Emulex does not concur with such opinion, Emulex's refusal to accept such opinion will not be considered unreasonable), in each case to the effect that the breach will not cause the Distribution to become subject to Federal income tax. In any event, if QLogic becomes liable to indemnify Emulex pursuant to these provisions, it is likely that the liability will be material to QLogic.

     The Tax Sharing Agreement provides that the party having responsibility for a tax liability under the Tax Sharing Agreement generally will be primarily responsible for, and bear the fees, costs and expenses (including attorneys' and accountants' fees) of, the defense of an audit or other proceeding arising out of or related to that tax liability.

     The Tax Sharing Agreement also generally provides that, subject to certain limitations, Emulex will pay to QLogic the net benefit realized by Emulex from the carryback to tax years before the Distribution of certain tax attributes of QLogic arising in tax years after the Distribution and QLogic will pay Emulex the net benefit realized by QLogic from the use after the Distribution Date of certain tax attributes of Emulex arising in pre-

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Distribution tax years. Accordingly, QLogic has recognized no deferred tax assets with respect to such tax attributes.

     The total amount due Emulex pursuant to the Tax Sharing Agreement at March 29, 1998, and March 30, 1997 totaled $0 and $458, respectively, and is included in other non-current liabilities.

NOTE (5) EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

     QLogic's export shipments (primarily to Pacific Rim countries) were approximately $34,558, $31,301, and $29,800, representing 42, 45, and 55 percent of net revenues for 1998, 1997, and 1996, respectively. The following table represents sales to customers accounting for greater than 10% of Company net revenues, or customer accounts receivable accounting for greater than 10% of Company accounts receivable.

                                                                         ACCOUNTS
                                                   NET REVENUES         RECEIVABLE
                                               --------------------    ------------
                                               1998    1997    1996    1998    1997
                                               ----    ----    ----    ----    ----
Customer 1...................................  23%     16%     N/A     40%     N/A
Customer 2...................................  20%     20%     13%     22%     30%
Customer 3...................................  N/A     N/A     N/A     11%     N/A
Customer 4...................................  N/A     10%     11%     N/A     19%
Customer 5...................................  N/A     19%     42%     N/A     N/A

     With the exception of these customers, management of QLogic believes that the loss of any one customer would not have a material adverse effect on its business.

NOTE (6) COMMITMENTS AND CONTINGENCIES

  Line of Credit

     On July 6, 1997, the Company obtained an unsecured line of credit from a bank. Maximum borrowings under the line of credit are $7.5 million subject to a borrowing base based on accounts receivable, with a $3.0 million sub-limit for letters of credit. Interest on outstanding advances is payable monthly at the bank's prime rate. The line of credit expires on July 5, 1998. The line of credit contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios and restrict the Company's ability to incur additional indebtedness. The Company was in compliance with all such covenants as of March 29, 1998. There were no borrowings under the line of credit as of March 29, 1998. The Company expects to extend the line of credit through the end of fiscal 1999.

  Leases

     The Company leases certain equipment under long-term non-cancelable capital lease agreements which expire at various dates through the year 2000. The required lease payments and, accordingly, the capitalized lease obligation and related assets have been included in the accompanying financial statements. The cost of equipment held under capital leases was $1,993 at both March 29, 1998 and March 30, 1997. The related accumulated depreciation was $1,992 and $1,819, at March 29, 1998 and March 30, 1997, respectively.

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Future minimum non-cancelable lease commitments are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
Fiscal year:
  1999......................................................   $234       $  869
  2000......................................................    145          507
                                                               ----       ------
Total minimum lease payments................................    379        1,376
                                                                          ======
Less amounts representing interest (at rates ranging from 4%
  to 9%)....................................................     27
                                                               ----
Present value of future minimum capitalized lease
  obligations...............................................    352
Less current installments under capitalized lease
  obligations...............................................    211
                                                               ----
Capitalized lease obligations, excluding current
  installments..............................................   $141
                                                               ====

     Rent expense for fiscal 1998, 1997 and 1996 was $820, $712 and 653, respectively.

  Litigation

     QLogic is involved in various legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE (7) EMPLOYEE RETIREMENT SAVINGS PLAN

     QLogic has established a pretax savings and profit sharing plan under
Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. QLogic contributions match up to 3% of a participant's compensation. QLogic's direct contributions on behalf of its employees were $349, $218, and $193, in fiscal 1998, 1997, and 1996, respectively.

NOTE (8) INCENTIVE COMPENSATION PLANS

     On January 12, 1994, the Company's Board of Directors adopted the QLogic Corporation Stock Awards Plan (the "Stock Awards Plan") and the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") (collectively the "Stock Option Plans"). Additionally, the Company issues options on an ad hoc basis from time to time.

     The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. A total of 1,350,000 shares are reserved for issuance under the Stock Awards Plan. As of March 29, 1998, no shares of restricted stock were issued, options to purchase 726,328 shares of common stock were outstanding, and there were 219,551 shares available for future grants.

     Options granted under the Company's Stock Awards Plan provide that an employee holding a stock option may exchange stock which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding as of March 29, 1998. All stock options granted under the Company's Stock Awards Plan have ten year terms and vest ratably over four years from the date of grant.

     Under the terms of the Director Plan, new directors receive an option grant, at fair market value to purchase 8,000 shares of common stock of the Company upon election to the Board and provides for annual

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

grants to each non-employee director (other than the Chairman of the Board) of options to purchase 3,000 shares of common stock, and provides for annual grants to the Chairman of the Board of options to purchase 5,000 shares of common stock. A total of 200,000 shares have been reserved for issuance under the Director Plan. As of March 29, 1998, options for a total of 64,500 shares were outstanding, and the remaining 84,500 shares were available for grant. All stock options granted under the Director Plan have ten year terms and vest ratably over three years from the date of grant.

     As of March 29, 1998 ad hoc stock options have been issued and are outstanding representing options to purchase 10,000 shares.

     Stock option activity in fiscal 1998, 1997 and 1996 under the Company's Stock Option Plans was as follows:

                                                                          AVERAGE OPTION
                                                               SHARES     PRICE PER SHARE
                                                              --------    ---------------
Options outstanding as of April 2, 1995.....................   871,001        $ 7.66
Granted.....................................................   395,983          5.66
Canceled....................................................  (407,346)         7.35
Exercised...................................................    (5,140)         5.72
                                                              --------        ------
Options outstanding as of March 31, 1996....................   854,498          6.89
Granted.....................................................   309,410         13.71
Canceled....................................................   (42,800)         8.00
Exercised...................................................  (282,353)         7.88
                                                              --------        ------
Options outstanding as of March 30, 1997....................   838,755          9.00
Granted.....................................................   152,750         29.47
Canceled....................................................   (25,552)        12.67
Exercised...................................................  (165,125)         7.62
                                                              --------        ------
Options outstanding as of March 29, 1998....................   800,828        $13.07
                                                              ========        ======

     As of March 29, 1998, March 30, 1997 and March 31, 1996, the number of options exercisable was 338,780, 282,273 and 365,553, respectively, and the weighted average exercise price of those options was $7.92, $6.63 and $7.89, respectively.

                                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                          ------------------------------------------------------    --------------------------------------
                                                    WEIGHTED         REMAINING                                WEIGHTED
                          OUTSTANDING AS OF     AVERAGE EXERCISE    CONTRACTUAL     EXERCISABLE AS OF     AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    MARCH 29, 1998      PRICE PER OPTION    LIFE (YEARS)      MARCH 29, 1998      PRICE PER OPTION
------------------------  ------------------    ----------------    ------------    ------------------    ----------------
$4.500 to $5.875               232,036              $ 5.063             7.08             151,228              $ 5.021
$6.500 to $10.500              204,809              $ 8.324             6.57             123,895              $ 8.018
$10.580 to $24.375             215,733              $14.824             8.38              63,657              $14.601
$25.250 to $43.000             148,250              $29.593             9.37                  --              $    --
                               -------              -------             ----             -------              -------
$4.500 to $43.000              800,828              $13.067             7.73             338,780              $ 7.917
                               =======              =======             ====             =======              =======

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

                                                           1998       1997      1996
                                                          -------    ------    ------
Net income as reported..................................  $13,408    $5,848    $  666
Assumed stock compensation cost, net of tax effect......    2,576     2,329     1,244
Pro forma net income....................................  $10,832    $3,519    $ (578)
Diluted earnings per share as reported..................  $  1.66    $ 0.96    $ 0.12
Pro forma diluted earnings per share....................  $  1.34    $ 0.58    $(0.10)

     Pro forma net income reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 3, 1995 is not considered.

     The Company uses the Black-Scholes option-pricing model for estimating the fair value of its equity instruments. The following represents the weighted-average fair value of options granted and the assumptions used for the calculation:

                                                        1998        1997       1996
                                                      --------    --------    -------
Estimated fair value per option granted.............  $16.8638    $ 7.6416    $3.1214
Average exercise price per option granted...........  $29.4726    $13.7131    $5.6802
Stock volatility....................................    0.6039      0.5644     0.5644
Risk-free interest rate.............................      6.00%       6.69%      6.11%
Annual rate of forfeiture...........................     17.00%      20.00%     20.00%
Expected life (years)...............................      5.00        5.00       5.00
Stock dividend yield................................      0.00%       0.00%      0.00%
                                                      --------    --------    -------

     The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly effect the calculated fair value on the grant date.

NOTE (9) ACCRUED EXPENSES

     Components of accrued expenses are as follows:

                                                               1998       1997
                                                              -------    ------
Compensation................................................  $ 4,975    $3,027
Income taxes................................................    5,112     1,443
Deferred revenue............................................    1,913       999
Other.......................................................    1,610     1,646
                                                              -------    ------
                                                              $13,610    $7,115
                                                              =======    ======

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (10) SHAREHOLDER RIGHTS PLAN

     On June 4, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan (the "Rights Plan") pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the common stock.

     The Rights dividend was paid on June 20, 1996 to the holders of record of shares of common stock on that date. Each Right entitled the registered holder to purchase from the Company 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share (1,000,000 shares authorized and no shares issued or outstanding at June 4, 1996) (the "Series A Preferred Stock"), at a price of $45.00 per 1/100th of a share, subject to adjustment.

     On September 23, 1997, the Board of Directors adopted an amendment to the Rights Plan to increase the Purchase Price for each 1/100 of a share of Series A Preferred Stock pursuant to the exercise of a Right from $45.00 to $225.00. In addition, the Board further amended the Rights Plan to provide that any future amendment would only be effective if approved by continuing members of the Company's Board of Directors, or their designees.

     The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the "Distribution Date").

     The Rights held by an Acquiring Person or its affiliates are not exercisable. All shares of common stock that will be issued prior to the Distribution Date will include such Rights. The Rights will expire at the close of business on June 4, 2006 (the "Scheduled Expiration Date"), unless prior thereto the Distribution Date occurs, or unless the Scheduled Expiration Date is extended.

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

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (11) INVESTMENTS IN DEBT SECURITIES

     The following is a summary of the investments in debt securities classified in current and long-term assets as of March 29, 1998:

                                                                  GROSS        GROSS
                                                                UNREALIZED   UNREALIZED   ESTIMATED
                                                       COST       GAINS        LOSSES     FAIR VALUE
                                                     --------   ----------   ----------   ----------
U.S. Treasury and agency securities................  $ 10,474      $--          $ --       $ 10,474
Securities issued by states of the U.S. ...........    26,891        5            (6)        26,890
Corporate debt securities..........................    21,625       --            --         21,625
Other debt securities..............................    32,064       --            --         32,064
Less cash equivalents..............................   (63,308)      --            --        (63,308)
                                                     --------      ---          ----       --------
     Short-term investments........................    27,746        5            (6)        27,745
                                                     --------      ---          ----       --------
Securities issued by states of the U.S. ...........    20,934       26            (8)        20,952
                                                     --------      ---          ----       --------
     Long-term investments (with maturities from 1
       to 2 years).................................    20,934       26            (8)        20,952
                                                     --------      ---          ----       --------
Total investments..................................  $ 48,680      $31          $(14)      $ 48,697
                                                     ========      ===          ====       ========

                               QLOGIC CORPORATION

               MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (12) CONDENSED QUARTERLY RESULTS (UNAUDITED)

     The following summarizes certain unaudited quarterly financial information for fiscal 1998, 1997, and 1996.

                                                                 THREE MONTHS ENDED
                                                                ---------------------
                                                      JUNE      SEPTEMBER    DECEMBER     MARCH
                                                     -------    ---------    --------    -------
FISCAL 1998:
Net revenues.......................................  $18,172     $19,625     $20,856     $22,740
Operating income...................................    3,367       4,225       5,184       5,710
Net income.........................................    2,244       3,041       3,946       4,177
Net income per basic share.........................     0.38        0.42        0.46        0.48
Net income per diluted share.......................     0.35        0.39        0.43        0.46
                                                     =======     =======     =======     =======
FISCAL 1997:
Net revenues.......................................  $15,740     $16,725     $17,431     $19,031
Operating income...................................    1,592       1,872       2,656       3,234
Net income.........................................      967       1,178       1,677       2,026
Net income per basic share.........................     0.17        0.21        0.29        0.35
Net income per diluted share.......................     0.16        0.20        0.27        0.32
                                                     =======     =======     =======     =======
FISCAL 1996:
Net revenues.......................................  $ 9,570     $13,105     $14,886     $16,218
Operating income (loss)............................   (1,162)        375         695       1,276
Net income (loss)..................................     (724)        214         444         732
Net income (loss) per basic share..................    (0.13)       0.04        0.08        0.13
Net income (loss) per diluted share................    (0.13)       0.04        0.08        0.13
                                                     =======     =======     =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1998, for information relating to the Company's Directors under the heading "Nomination and Election of Directors." Such information is incorporated herein by reference.

     See the information presented in Part I of this report under the heading "Executive Officers of the Registrant" for information relating to the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1998, for information relating to executive compensation under the heading "Executive Compensation and Other Information" excluding the "Report of Executive Compensation Committee" and the "Stockholder Return Performance Presentation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1998, for information relating to security ownership of certain beneficial owners and management under the heading "Principal Stockholders and Stock Ownership of Management." Such information is incorporated herein by reference.

     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1998, for information relating to certain relationships and related transactions, if any, under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions." Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

     (1) Consolidated Financial Statements

     The following consolidated financial statements of the Company for the years ended March 29, 1998, March 30, 1997, and March 31, 1996 are filed as part of this report:

                           FINANCIAL STATEMENT INDEX

                         STATEMENT                            PAGE NUMBER
                         ---------                            -----------
QLogic Corporation:
  Independent Auditors' Report..............................      26
  Consolidated Balance Sheets as of March 29, 1998 and March
     30, 1997...............................................      27
  Consolidated Statements of Income for the years ended
     March 29, 1998, March 30, 1997 and March 31, 1996......      28
  Consolidated Statements of Stockholders' Equity for the
     years ended March 29, 1998, March 30, 1997 and March
     31, 1996...............................................      29
  Consolidated Statements of Cash Flows for the years ended
     March 29, 1998, March 30, 1997 and March 31, 1996......      30
  Notes to Consolidated Financial Statements................      31

     (2) Financial Statement Schedule

     The following consolidated financial statement schedule of the Company for the years ended March 28, 1998, March 30, 1997, and March 31, 1996 is filed as part of this report:

                                                              PAGE NUMBER OF THIS REPORT
                                                              --------------------------
Schedule II -- Valuation and Qualifying Accounts............              48

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) Exhibits Index

    EXHIBIT NO.                           ITEM CAPTION
    -----------                           ------------
           2.1    Distribution Agreement dated as of January 24, 1994 among
                  Emulex Corporation, A Delaware Corporation, Emulex
                  Corporation, a California Corporation and QLogic
                  Corporation.*
           3.1    Certificate of Incorporation of Emulex Micro Devices
                  Corporation, dated November 13, 1992.*
           3.2    EMD Incorporation Agreement, dated as of January 1, 1993.*
           3.3    Certificate of Amendment of Certificate of Incorporation,
                  dated May 26, 1993.*
           3.4    By-Laws of QLogic Corporation.*
           3.5    Amendments to By-Laws of QLogic Corporation.***
           4.1    Rights Agreement, dated as of June 4, 1996, between the
                  Company and Harris Trust Company of California, as Rights
                  Agent, which includes as Exhibit A thereto a form of
                  Certificate of Designation for the Preferred Stock, as
                  Exhibit B thereto the form of Rights Certificate, and as
                  Exhibit C thereto a Summary of the Terms of Shareholders
                  Rights Plan.(2)
           4.2    Amendment to Rights Agreement, date as of November 19, 1997, between the Company and Harris Trust Company of California, as Rights Agent.(3)
          10.1    Form of QLogic Corporation Non-Employee Director Stock
                  Option Plan.*(1)
          10.2    Form of QLogic Corporation Stocks Awards Plan.*(1)
          10.3    Form of Tax Sharing Agreement among Emulex Corporation, a
                  Delaware corporation, Emulex Corporation, a California
                  corporation, and QLogic Corporation.*

    EXHIBIT NO.                           ITEM CAPTION
    -----------                           ------------
          10.4    Administrative Services Agreement, dated as of February 21,
                  1993, among Emulex Corporation, a California corporation,
                  Emulex Corporation, a Delaware corporation and QLogic
                  Corporation.*
          10.5    Employee Benefits Allocation Agreement, dated as of January
                  24, 1994, among Emulex Corporation, a Delaware corporation,
                  Emulex Corporation, a California corporation, and QLogic
                  Corporation.*
          10.6    Form of Assignment, Assumption and Consent Re: Lease among
                  Emulex Corporation, a California corporation, QLogic
                  Corporation and C.J. Segerstrom & Sons, a general
                  partnership.*
          10.7    Intellectual Property Assignment and Licensing Agreement,
                  dated as of January 24, 1994, between Emulex Corporation, a
                  California Corporation, and QLogic Corporation.*
          10.8    Form of QLogic Corporation Savings Plan.*(1)
          10.9    Form of QLogic Corporation Savings Plan Trust.*(1)
          10.10   Loan and Security Agreement with Silicon Valley Bank.
          10.11   Form of Indemnification Agreement between QLogic Corporation and Directors.*.*
          10.12   Supplement to Tax Sharing Agreement, dated June 2, 1995,
                  between QLogic Corporation and Emulex Corporation.*.*
          21.1    Subsidiary of the registrant.
          23.1    Consent of Independent Auditors.
          27      Financial Data Schedule.

---------------
  * Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

 ** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended April 3, 1994 and is incorporated herein by reference.

*.* Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995.

*** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended March 31, 1996 and is incorporated herein by reference.

(1) Management contract or compensation plan or arrangement.

(2) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed June 19, 1996.

(3) Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A filed November 25, 1997.

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

                                          QLOGIC CORPORATION

                                          By:        /s/ H.K. DESAI

                                            ------------------------------------
                                                         H.K. Desai
                                               President and Chief Executive
                                                           Officer

Date: June 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on.

                       SIGNATURE                                              TITLE
                       ---------                                              -----

PRINCIPAL EXECUTIVE OFFICER:

                     /s/ H.K. DESAI                         President and Chief Executive Officer
--------------------------------------------------------
                       H.K. Desai

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                 /s/ THOMAS R. ANDERSON                     Vice President and Chief Financial Officer
--------------------------------------------------------
                   Thomas R. Anderson

                   /s/ GARY E. LIEBL                        Director and Chairman of the Board
--------------------------------------------------------
                     Gary E. Liebl

                   /s/ JAMES A. BIXBY                       Director
--------------------------------------------------------
                     James A. Bixby

                  /s/ CAROL L. MILTNER                      Director
--------------------------------------------------------
                    Carol L. Miltner

                  /s/ GEORGE D. WELLS                       Director
--------------------------------------------------------
                    George D. Wells

                               QLOGIC CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
         YEARS ENDED MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996
                                 (IN THOUSANDS)

                                                               ADDITIONS     DEDUCTIONS -
                                                BALANCE AT     CHARGED TO       AMOUNTS       BALANCE AT
                                               BEGINNING OF    COSTS AND     WRITTEN OFF/       END OF
                                                  PERIOD        EXPENSES       RECOVERED        PERIOD
                                               ------------    ----------    -------------    ----------
Classification:
Year ended March 29, 1998
  Allowance for doubtful accounts............     $  636         $  200         $   (90)        $  746
  Inventory reserves.........................     $2,322         $  628         $  (376)        $2,574
Year ended March 30, 1997
  Allowance for doubtful accounts............     $  506         $  129         $     1         $  636
  Inventory reserves.........................     $1,841         $2,964         $(2,483)        $2,322
Year ended March 31, 1996
  Allowance for doubtful accounts............     $  595         $   23         $  (112)        $  506
  Inventory reserves.........................     $1,464         $2,914         $(2,537)        $1,841

                                 EXHIBIT INDEX

EXHIBIT NO.                          ITEM CAPTION
-----------                          ------------
 2.1         Distribution Agreement dated as of January 24, 1994 among
             Emulex Corporation, A Delaware Corporation, Emulex
             Corporation, a California Corporation and QLogic
             Corporation.*
 3.1         Certificate of Incorporation of Emulex Micro Devices
             Corporation, dated November 13, 1992.*
 3.2         EMD Incorporation Agreement, dated as of January 1, 1993.*
 3.3         Certificate of Amendment of Certificate of Incorporation,
             dated May 26, 1993.*
 3.4         By-Laws of QLogic Corporation.*
 3.5         Amendments to By-Laws of QLogic Corporation.***
 4.1         Rights Agreement, dated as of June 4, 1996, between the
             Company and Harris Trust Company of California, as Rights
             Agent, which includes: as Exhibit A thereto a form of
             Certificate of Designation for the Preferred Stock, as
             Exhibit B thereto the form of Rights Certificate, and as
             Exhibit C thereto a Summary of the Terms of Shareholders
             Rights Plan.(2)
 4.2         Amendment to Rights Agreement, dated as of November 19,
             1997, between the Company and Harris Trust Company of
             California, as Rights Agent.(3)
10.1         Form of QLogic Corporation Non-Employee Director Stock
             Option Plan.*(1)
10.2         Form of QLogic Corporation Stocks Awards Plan.*(1)
10.3         Form of Tax Sharing Agreement among Emulex Corporation, a
             Delaware corporation, Emulex Corporation, a California
             corporation, and QLogic Corporation.*
10.4         Administrative Services Agreement, dated as of February 21,
             1993, among Emulex Corporation, a California corporation,
             Emulex Corporation, a Delaware corporation and QLogic
             Corporation.*
10.5         Employee Benefits Allocation Agreement, dated as of January
             24, 1994, among Emulex Corporation, a Delaware corporation,
             Emulex Corporation, a California corporation, and QLogic
             Corporation.*
10.6         Form of Assignment, Assumption and Consent Re: Lease among
             Emulex Corporation, a California corporation, QLogic
             Corporation and C.J. Segerstrom & Sons, a general
             partnership.*
10.7         Intellectual Property Assignment and Licensing Agreement,
             dated as of January 24, 1994, between Emulex Corporation, a
             California Corporation, and QLogic Corporation.*
10.8         Form of QLogic Corporation Savings Plan.*(1)
10.9         Form of QLogic Corporation Savings Plan Trust.*(1)
10.10        Loan and Security Agreement with Silicon Valley Bank.
10.11        Form of Indemnification Agreement between QLogic Corporation and Directors.*.*
10.12        Supplement to Tax Sharing Agreement, dated June 2, 1995,
             between QLogic Corporation and Emulex Corporation.*.*
21.1         Subsidiary of the registrant.
23.1         Consent of Independent Auditors.
27           Financial Data Schedule.

---------------
  * Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

 ** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended April 3, 1994 and is incorporated herein by reference.

*.* Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995.

*** Previously filed as an exhibit to Registrant's annual Report on Form 10-K for the year ended March 31, 1996 and is incorporated herein by reference.

(1) Management contract or compensation plan or arrangement.

(2) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed June 19, 1996.

(3) Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A filed November 25, 1997.