Form 10-Q
period 1998-06-28
QLOGIC CORP
filed 1998-08-11
CIK 918386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                            ------------------------

(Mark One)

(X)         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                       OR

( )         Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

        For the transition period from                to

                          COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      33-0537669
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

            3545 HARBOR BOULEVARD
           COSTA MESA, CALIFORNIA                                  92626
  (Address of principal executive offices)                      (Zip Code)

                                 (714) 438-2200
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of July 26, 1998, the registrant had 8,706,744 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QLOGIC CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -- June 28, 1998 and
          March 29, 1998..............................................     3
          Condensed Consolidated Statements of Income -- three months
          ended June 28, 1998 and June 29, 1997.......................     4
          Condensed Consolidated Statements of Cash Flows -- three
          months ended June 28, 1998 and June 29, 1997................     5
          Notes to Condensed Consolidated Financial Statements........     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     7

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       QLOGIC CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 28,   MARCH 29,
                                                                1998       1998
                                                              --------   ---------
Cash and cash equivalents...................................  $ 51,550   $ 64,090
Short term investments......................................    34,941     27,746
Accounts and notes receivable, net..........................     5,869      7,836
Inventories.................................................     8,893      3,835
Deferred income taxes.......................................     4,217      4,353
Prepaid expenses and other current assets...................       482        475
                                                              --------   --------
          Total current assets..............................   105,952    108,335
Long term investments.......................................    28,188     20,934
Property and equipment, net.................................     8,340      6,372
Other assets................................................       250        601
                                                              --------   --------
                                                              $142,730   $136,242
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  4,302   $  3,765
Accrued expenses............................................    14,829     13,610
Current installments of capitalized lease obligations.......       212        211
                                                              --------   --------
          Total current liabilities.........................    19,343     17,586
Capitalized lease obligations, excluding current
  installments..............................................        89        141
Other non-current liabilities...............................        --        466
                                                              --------   --------
          Total liabilities.................................    19,432     18,193
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.10 par value; 1,000,000 shares
     authorized (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................        --         --
  Common stock $.10 par value; 12,500,000 shares authorized;
     8,677,043 and 8,650,826 shares issued and outstanding
     at June 28, 1998 and March 29, 1998 respectively.......       867        865
  Additional paid-in capital................................    99,480     99,008
  Retained earnings.........................................    22,951     18,176
                                                              --------   --------
          Total stockholders' equity........................   123,298    118,049
                                                              --------   --------
                                                              $142,730   $136,242
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 28,   JUNE 29,
                                                                1998       1997
                                                              --------   --------
Net revenues................................................  $24,115    $18,172
Cost of sales...............................................    9,703      7,840
                                                              -------    -------
  Gross profit..............................................   14,412     10,332
                                                              -------    -------
Operating expenses
  Engineering and development...............................    4,941      3,528
  Selling and marketing.....................................    2,375      2,082
  General and administrative................................    1,208      1,355
                                                              -------    -------
          Total operating expenses..........................    8,524      6,965
                                                              -------    -------
          Operating income..................................    5,888      3,367
Interest income, net........................................    1,349        282
                                                              -------    -------
  Income before income taxes................................    7,237      3,649
Income tax provision........................................    2,462      1,405
                                                              -------    -------
Net income..................................................  $ 4,775    $ 2,244
                                                              =======    =======
Basic earnings per common share.............................  $  0.55    $  0.38
                                                              =======    =======
Diluted earnings per share..................................  $  0.52    $  0.35
                                                              =======    =======
Common shares used in the calculations of basic
  earnings per share........................................    8,665      5,864
                                                              =======    =======
Shares used in the calculations of diluted earnings
  per share.................................................    9,168      6,333
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 28,   JUNE 29,
                                                                1998       1997
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  4,775   $ 2,244
  Adjustments to reconcile net income to net cash provided
     by
     operating activities:
     Depreciation and amortization..........................       679       595
     Provision for doubtful accounts........................        --       196
     Loss on disposal of property and equipment.............        29       127
     Provision for (benefit from) deferred income taxes.....       136      (685)
Changes in assets and liabilities:
  Accounts and notes receivables............................     1,967     1,122
  Inventories...............................................    (5,058)   (1,066)
  Prepaid expenses and other current assets.................        (7)      (76)
  Other assets..............................................       351      (514)
  Accounts payable..........................................       538       (28)
  Accrued expenses..........................................     1,435     2,515
  Other non-current liabilities.............................      (466)       --
                                                              --------   -------
          Net cash provided by operating activities.........     4,379     4,430
                                                              --------   -------
Cash flows from investing activities:
  Additions to property and equipment.......................    (2,676)     (490)
  Purchases of investments..................................   (23,883)       --
  Maturities and sales of investments.......................     9,434        --
                                                              --------   -------
     Net cash used in investing activities..................   (17,125)     (490)
                                                              --------   -------
Cash flows from financing activities:
  Principal payments under capital leases...................       (51)      (58)
  Proceeds from exercise of stock options...................       257       162
                                                              --------   -------
     Net cash provided by financing activities..............       206       104
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........   (12,540)    4,044
Cash and cash equivalents at beginning of period............    64,090    19,091
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 51,550   $23,135
                                                              ========   =======
Cash paid during the period for:
  Interest..................................................  $     13   $    25
                                                              ========   =======
  Income taxes..............................................  $    191   $    --
                                                              ========   =======
     Non-cash financing activities:
          During the quarter ended June 28, 1998, pursuant
        to Statement of Financial Accounting Standards No.
        109 "Accounting For Income Taxes", the Company
        recorded a credit to paid-in-capital and a debit to
        accrued taxes payable of $217 related to the tax
        benefit of exercises of stock options under the
        Company's various stock option plans.

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE (1) BASIS OF PRESENTATION

     In the opinion of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 28, 1998 the results of operations for the three months ended June 28, 1998 and June 29, 1997 and the statements of cash flows for the three months ended June 28, 1998 and June 29, 1997. The results of operations for the three month period ended June 28, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                                              JUNE 28,   MARCH 29,
                                                                1998       1998
                                                              --------   ---------
Raw materials...............................................   $6,667     $2,720
Work in process.............................................    2,132        585
Finished goods..............................................       94        530
                                                               ------     ------
                                                               $8,893     $3,835
                                                               ======     ======

NOTE (3) NET INCOME PER SHARE

     In the quarter ended December 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All prior periods have been restated accordingly. Basic earnings per common share was computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding for the three months ended June 28, 1998 and June 29, 1997, were 8,665 and 5,864, respectively.

     Diluted earnings per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares in computing diluted earnings per share. The weighted average number of common and dilutive potential common shares for the three months ended June 28, 1998 and June 29, 1997 were 9,168 and 6,333, respectively.

     The Adoption of SFAS No. 128 did not have a material impact on the Company's financial statements.

     Options to purchase 29,469 and 35,739 shares of common stock with exercise prices that exceed the average market price of $41.55 and $23.37 during the three months ended June 28, 1998 and June 29, 1997, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, in "Risk Factors," as well as those discussed elsewhere in this report. All figures are in thousands except as otherwise noted.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                                             THREE MONTHS ENDED
                                                    -------------------------------------
                                                     JUNE 28, 1998        JUNE 29, 1997
                                                    ----------------    -----------------
Net revenue.......................................  $24,115    100.0%   $18,172     100.0%
Cost of sales.....................................    9,703     40.2      7,840      43.1
                                                    -------   ------    -------   -------
  Gross profit....................................   14,412     59.8     10,332      56.9
                                                    -------   ------    -------   -------
Operating expenses:
  Engineering and development.....................    4,941     20.5      3,528      19.4
  Selling and marketing...........................    2,375      9.9      2,082      11.5
  General and administrative......................    1,208      5.0      1,355       7.4
                                                    -------   ------    -------   -------
          Total operating expenses................    8,524     35.4      6,965      38.3
                                                    -------   ------    -------   -------
  Operating income................................  $ 5,888     24.4%   $ 3,367      18.6%
                                                    =======   ======    =======   =======

NET REVENUES

     The Company's net revenues are derived from the sale of fibre channel and SCSI-based I/O products. License fees also contribute to the Company's net revenues. Net revenues for three months ended June 28, 1998 increased $5.9 million or 33% from the three months ended June 29, 1997 to $24.1 million. The increase was primarily the result of an increase in sales of the TEC, Host Board product lines, and Other revenue of $4.2 million, $3.1 million and $0.5 million, respectively. A partially offsetting decline in sales of $1.5 million, $0.3 million and $0.1 million occurred in the ISP product line, the FAS product line and in license fees, respectively.

     Export revenues for three months ended June 28, 1998 increased $7.6 million or 143% from the three months ended June 29, 1997. The increase was primarily the result of a $5.1 million increase in sales to Japanese customers, and a $2.3 million increase in sales to Europe. The Company's principal markets are in Japan, the United States, the United Kingdom and Malaysia. The Company's export revenue during the three months ended June 28, 1998 was $12.8 million, or 53% of net revenues. Export shipments to Japan amounted to approximately 84% of total exports. The Company's largest Japanese customers are Fujitsu Limited, Hitachi Limited and Servants International. During the three months ended June 28, 1998, sales to Japan decreased 5.2 percent from the quarter ended March 29, 1998. Fujitsu Limited and Hitachi Limited, both with headquarters in Japan, are among the Company's largest five customers. Servants International is an OEM distributor of the Company's products.

     Recently the Asian markets have suffered property price deflation. This asset deflation has taken place especially in countries that have had a collapse in both their currency and stock markets, such as Japan. These deflationary pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region.

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

COST OF SALES

     Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for the three months ended June 28, 1998 was 40.2 percent, a decrease of 2.9 percent from the similar period in the prior fiscal year. The percentage decrease was due to a combination of increased production volumes, manufacturing efficiencies, and a shift in product mix to products with lower unit costs. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to further reduce manufacturing costs. The Company's OEM customers are pressured to reduce prices as a result of competitive factors. The Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations (see Risk Factors -- DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS). As a result, the Company does not anticipate the cost of sales percentage to decrease at a rate consistent with historic trends and there can be no assurance that the Company will be able to maintain or improve its gross margin in subsequent quarters.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related equipment, occupancy costs and depreciation. For the three months ended June 28, 1998, engineering and development expenditures increased by $1.4 million from the same period in fiscal 1998, primarily due to increased salary, new equipment depreciation and new product development expenses. In particular, the Company significantly expanded its engineering staff in the three months ended June 28, 1998, from the similar period in the prior fiscal year. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 1999.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During the three months ended June 28, 1998, selling and marketing expenses increased by $0.3 million from the similar period in the prior fiscal year, primarily as a result of salary and advertising expenses.

     General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For the three months ended June 28, 1998, general and administrative expenses decreased $0.1 million from the similar period in the prior fiscal year.

INTEREST INCOME (EXPENSE)

     Net interest income increased $1.1 million during the three months ended June 28, 1998 from the three months ended June 29, 1997, primarily due to larger balances of cash, cash equivalents, and investments.

INCOME TAX PROVISION

     The Company's effective tax rates were 34% and 39% for the three months ended June 28, 1998 and June 29, 1997, respectively. The tax rate was reduced primarily because of higher research and experimentation expenditures resulting in a higher research and experimentation credit and a portion of the Company's short term and long term investments were made in tax-exempt securities.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (Statement) 130, "Reporting Comprehensive Income." The new Statement is effective for both interim and annual periods for fiscal years beginning after December 15, 1997. Adoption of this new standard in fiscal 1999 will not have a significant impact on the consolidated financial statements.

     In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. Adoption of this new standard in fiscal 1999 will not have a significant impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     QLogic has financed its working capital needs and capital expenditure requirements from internally generated funds, facilities and equipment leases and financing activities. Cash provided by operations was $4.4 million for the three months ended June 28, 1998, and for the three months ended June 29, 1997.

     Cash used in investing activities was $17.1 million for the three months ended June 28, 1998, reflecting expenditures for property, equipment and investments, partially offset by maturities and sales of investments.

     Cash provided by financing activities was $0.2 million for the three months ended June 28, 1998, which reflected proceeds from the exercise of stock options, offset in part by principal payments under capital lease liabilities.

     Working capital at June 28, 1998 was $86.6 million, as compared to $90.7 million at March 29, 1998. At June 28, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $51.6 million and short term investments of $34.9 million. In addition, the Company has a line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate. There were no borrowings under the Company's line of credit as of June 28, 1998. The line of credit with Silicon Valley Bank expires July 5, 1999, and, although there can be no assurance, the Company currently expects to renew this line of credit.

     The Company believes that existing cash and cash equivalent balances, short term investments, facilities and equipment leases, and cash flows from operating activities will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

YEAR 2000

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products.

     The Company is in the process of upgrading its software to address the year 2000 issue. Because a large portion of the Company's software is obtained from its vendors on a non-custom basis, the Company believes that upgrades for its commercial programs are currently available. The Company currently estimates that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company is in the process of establishing a year 2000 contingency plan to be completed by March 28, 1999.

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

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The loss of any of the Company's major customers would have a material adverse effect on its business, financial condition and results of operations. In addition, a majority of the Company's customers order the Company's products through written purchase orders as opposed to long term supply contracts and, therefore, such customers are generally not obligated to purchase products from the Company for any extended period. Major customers also have significant leverage over the Company and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely effect the Company's business, financial condition and results of operations. As the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company provides its major distributors and certain volume purchasers with price protection in the event that the Company reduces the prices of its products. While the Company maintains reserves for such price protection, there can be no assurance that the impact of future price reductions by the Company will not exceed the Company's reserves in any specific fiscal period. Any price protection in excess of recorded reserves could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. All of the Company's products compete with products available from several companies, many of which have substantially greater research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to achieve or maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, it would have material adverse effect on future operating results.

     The Company currently competes primarily with Adaptec, Inc. and Symbios Logic, Inc. in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company expects to compete primarily with Adaptec, Inc., Symbios Logic, Inc., Emulex Corporation and Hewlett-Packard Company. LSI Logic, Corporation recently made a bid to acquire Symbios. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past decided to vertically integrate and therefore ceased purchases from the Company.

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

DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS

     The Company currently relies on several independent foundries to manufacture its semiconductor products either in finished form or wafer form. The Company conducts business with its foundries through written purchase orders as opposed to long term supply contracts and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order as may be accepted by a foundry. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. There can be no assurance that new supply sources will be able or willing to satisfy the Company's wafer requirements on a timely basis or at acceptable quality or unit prices. While the quality, yield and timeliness of wafer deliveries to date have been acceptable; there can be no assurance that manufacturing yield problems will not occur in the future.

     The Company is using multiple sources of supply for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, the Company's integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. LSI Logic recently made a bid to acquire Symbios. In the event that LSI Logic is unable or unwilling to satisfy the Company's requirements for this technology, the Company's marketing efforts related to Fibre Channel products would be delayed and, as such, its results of operations could be materially and adversely effected. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely effect the Company's results of operations.

     The Company's ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. These risks include, without limit that the Company's suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components or packaging services to the Company. In addition, the Company's flexibility to move production of any particular product from one foundry to another can be limited in that such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources which otherwise could be dedicated to new product development, which would adversely effect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more foundries. In addition, the Company could encounter supply shortages if sales grow substantially. The Company uses domestic and offshore subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. The Company's reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company is also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. In addition, the Company may receive orders for large volumes of products to be shipped within short periods, and the Company may not have sufficient testing capacity to fill such orders. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the Company's foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including those that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

TRANSACTIONS TO OBTAIN MANUFACTURING CAPACITY, FUTURE CAPITAL NEEDS

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

RAPID TECHNOLOGICAL CHANGE, DEPENDENCE ON NEW PRODUCTS, INDUSTRY STANDARDS

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

     The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as IDE, SCSI, Ultra SCSI and PCI. In addition, the Company's Fibre Channel products have been designed to conform to a standard that has yet to be uniformly adopted. The Company's products must be designed to operate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, operating system software and peripherals. The Company depends on significant cooperation with these manufacturers in order to achieve its design objectives and produce products that interoperate successfully. While the Company believes that it generally has good relationships with leading microprocessor, systems and peripheral suppliers, there can be no assurance that such suppliers will not from time to time make it more difficult for the Company to design its products for successful interoperability. If industry acceptance of these standards was to decline or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business, financial condition and results of operations could be materially and adversely effected.

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

RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS

     The Company expects that export revenues will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. As a result, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; difficulties in staffing and managing foreign operations; potentially longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability; and general trade restrictions. Recently, the Asian markets have suffered property price deflation. This asset deflation has taken place especially in countries that have had a collapse in both their currency and stock markets, such as Japan. These deflationary pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, have led to widespread financial difficulty among the companies in this region. The Company's export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors or the currency and economic disruptions in the Asian markets will not have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF SIGNIFICANT PATENT PROTECTION, INFRINGEMENT RISKS

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

     The Company is in the process of upgrading its software to address the year 2000 issue. Because a large portion of the Company's software is obtained from its vendors on a non-custom basis, the Company believes that upgrades for its commercial programs are currently available. The Company currently estimates that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations. The Company is in the process of establishing a year 2000 contingency plan to be completed by March 28, 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

       10.10  Loan and Security Agreement with Silicon Valley Bank

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

Date: August 10, 1998
                                          QLOGIC CORPORATION

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

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.10      Loan and Security Agreement with Silicon Valley Bank
27         Financial Data Schedule