Form 10-Q
period 1998-09-27
QLOGIC CORP
filed 1998-11-12
CIK 918386

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                              --------------------

(Mark One)

(X)             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

(x)         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              33-0537669
(State or other other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                            Identification No.)

       3545 HARBOR BOULEVARD
       COSTA MESA, CALIFORNIA                                          92626
(Address of principal executive offices)                             (Zip Code)

                                 (714) 438-2200
              (Registrant's telephone number, including area code)

                              --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of October 25, 1998, the registrant had 8,742,481 shares of common stock outstanding.

================================================================================

                               QLOGIC CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                      PAGE
------------------------------------------------------------------------

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
September 27, 1998 and March 29, 1998 ...............................  3

Condensed Consolidated Statements of Income
three and six months ended September 27, 1998
and September 28, 1997  .............................................  4

Condensed Consolidated Statements of Cash Flows
six months ended September 27, 1998
and September 28, 1997 ..............................................  5

Notes to Condensed Consolidated Financial Statements ................  6

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations .......................  8

PART II.  OTHER INFORMATION                                         PAGE
------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders......... 18

Item 6.  Exhibits and Reports on Form 8-K ........................... 18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        QLOGIC CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                            SEPTEMBER 27,     MARCH 29,
                                                                                     1998          1998
                                                                                   ------          ----
Cash and cash equivalents ..............................................      $    39,180     $  64,090
Short term investments .................................................           54,612        27,746
Accounts and notes receivable, net .....................................            6,149         7,836
Inventories ............................................................            9,486         3,835
Deferred income taxes ..................................................            4,780         4,353
Prepaid expenses and other current assets ..............................              710           475
                                                                                ---------       -------
        Total current assets ...........................................          114,917       108,335
Long term investments ..................................................           26,690        20,934
Property and equipment, net ............................................            8,625         6,372
Other assets ...........................................................            1,778           601
                                                                                ---------       -------
                                                                              $   152,010     $ 136,242
                                                                                =========       =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .......................................................      $     5,170     $   3,765
Accrued expenses .......................................................           17,133        13,610
Current installments of capitalized lease obligations ..................              144           211
                                                                                ---------       -------
        Total current liabilities ......................................           22,447        17,586
Capitalized lease obligations, excluding current installments ..........              106           141
Other non-current liabilities ..........................................                -           466
                                                                                ---------       -------
        Total liabilities  .............................................           22,553        18,193
                                                                                ---------       -------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.10 par value; 1,000,000 shares authorized
      (200,000 shares designated as Series A Junior Participating
      Preferred, $0.001 par value); none issued and outstanding                         -             -
    Common stock $0.10 par value; 12,500,000 shares authorized; 8,718,043 and 8,650,826 shares issued and outstanding at September 27, 1998 and
      March 29, 1998, respectively .....................................              872           865
    Additional paid-in capital .........................................          100,396        99,008
    Retained earnings ..................................................           28,189        18,176
                                                                                ---------       -------
      Total stockholders' equity .......................................          129,457       118,049
                                                                                ---------       -------
                                                                              $   152,010     $ 136,242
                                                                                =========       =======

     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ----------------------------    -----------------------------
                                         SEPTEMBER 27,  SEPTEMBER 28,    SEPTEMBER 27,   SEPTEMBER 28,
                                                  1998           1997             1998            1997
                                                  ----           ----             ----            ----
Net revenues ........................      $    27,692    $    19,625      $    51,807    $     37,797
Cost of sales .......................           10,261          8,450           19,964          16,290
                                             ---------      ---------        ---------      ----------
    Gross profit.....................           17,431         11,175           31,843          21,507
                                             ---------      ---------        ---------      ----------
Operating expenses:
    Engineering and development  ....            7,001          3,655           11,942           7,183
    Selling and marketing ...........            2,512          2,176            4,887           4,258
    General and administrative ......            1,383          1,119            2,591           2,474
                                             ---------      ---------        ---------      ----------
      Total operating expenses ......           10,896          6,950           19,420          13,915
                                             ---------      ---------        ---------      ----------
    Operating income ................            6,535          4,225           12,423           7,592
Interest income, net ................            1,401            720            2,750           1,002
                                             ---------      ---------        ---------      ----------
    Income before income taxes ......            7,936          4,945           15,173           8,594
Income tax provision ................            2,698          1,904            5,160           3,309
                                             ---------      ---------        ---------      ----------
Net income ..........................      $     5,238    $     3,041      $    10,013    $      5,285
                                             =========      =========        =========      ==========

Basic earnings per share ............      $      0.60    $      0.42      $      1.15    $       0.81
                                             =========      =========        =========      ==========

Diluted earnings per share ..........      $      0.57    $      0.39      $      1.09    $       0.75
                                             =========      =========        =========      ==========

Weighted average shares used in the
  calculations of basic earnings per
  share .............................            8,707          7,262            8,686           6,557
                                             =========      =========        =========       =========

Shares used in the calculations of
  diluted earnings per share ........            9,255          7,825            9,211           7,077
                                             =========      =========        =========       =========


     See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                  ---------------------------------
                                                                  SEPTEMBER 27,       SEPTEMBER 28,
                                                                           1998                1997
                                                                           ----                ----
Cash flows from operating activities:
  Net income ................................................          $ 10,013           $  5,285
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................             1,390              1,215
    Write off of acquired in-process technology .............             1,220                 --
    Provision for doubtful accounts .........................               193                161
    Loss on disposal of property and equipment ..............                82                156
    Benefit from deferred income taxes ......................              (427)            (1,039)
Changes in assets and liabilities:
    Accounts and notes receivables ..........................             1,494                 (1)
    Inventories .............................................            (5,651)               178
    Prepaid expenses and other current assets ...............              (235)              (202)
    Other assets ............................................              (440)              (333)
    Accounts payable ........................................             1,405                144
    Accrued expenses ........................................             4,247              3,350
    Other non-current liabilities ...........................              (466)                --
                                                                       --------           --------
        Net cash provided by operating activities ...........            12,825              8,914
                                                                       --------           --------
Cash flows from investing activities:
    Additions to property and equipment .....................            (3,725)            (1,646)
    Purchases of investments ................................           (50,555)           (34,416)
    Acquisition of business, net of cash acquired ...........            (1,957)                --
    Maturities and sales of investments .....................            17,933                 --
                                                                       --------           --------
      Net cash used in investing activities .................           (38,304)           (36,062)
                                                                       --------           --------
Cash flows from financing activities:
    Principal payments under capital leases .................              (102)              (116)
    Proceeds from exercise of stock options .................               671                 76
    Proceeds from sale of common stock ......................                --             78,107
                                                                       --------           --------
      Net cash provided by financing activities .............               569             78,067
                                                                       --------           --------
Net increase (decrease) in cash and cash equivalents ........           (24,910)            50,919
                                                                       --------           --------
Cash and cash equivalents at beginning of period ............            64,090             19,091
                                                                       --------           --------
Cash and cash equivalents at end of period ..................          $ 39,180           $ 70,010
                                                                       ========           ========

Cash paid during the period for:
  Interest ..................................................          $     25           $     42
                                                                       ========           ========
  Income taxes ..............................................          $  3,491           $  2,775
                                                                       ========           ========

        Non-cash investing and financing activities:
           During the quarters ended June 28, 1998 and September 27, 1998, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $217 and $507, respectively, related to the tax benefit of exercises of stock options under the Company's various stock option plans. Additionally, the Company recorded a $572 accrual during the quarter ended September 27, 1998, in accordance with the performance provisions of the Company's SDR Asset Purchase Agreement.

See accompanying notes to condensed consolidated financial statements.

                        QLOGIC CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE (1) BASIS OF PRESENTATION

      In the opinion of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 27, 1998 and March 29, 1998, the results of operations for the three and six months ended September 27, 1998 and September 28, 1997 and the statements of cash flows for the six months ended September 27, 1998 and September 28, 1997. The results of operations for the three month period ended September 27, 1998 are not necessarily indicative of the results to be expected for the entire fiscl year. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

NOTE (2) BUSINESS COMBINATION

      On August 20, 1998, the Company acquired the net assets of Silicon Design Resources, Inc. ("SDR") for $2,000 in cash. In addition, the Company is obligated to pay up to an additional $8,000 in cash provided that certain performance targets are achieved over the next four fiscal years. These payments will be accounted for as additional purchase price and allocated to the intangible assets acquired. The Company accounted for the transaction using the purchase method of accounting, and excluding the $1,596 write-off of the acquired in-process technology in the quarter ended September 27, 1998, the impact to the Company's financial position and results of operations from the acquisition date was not material. Additionally, the Company incurred approximately $413 in professional fees related to the acquisition.

      The Company allocated the purchase price to the tangible and identifiable intangible net assets as of August 20, 1998 based on the fair values of the assets, such fair values were derived from an independent third party appraisal. The fair value of the net assets acquired exceeded the initial payment, resulting in negative goodwill. This negative goodwill was allocated to the intangible assets acquired, based on their relative fair values. The allocation of the initial payment is summarized as follows:

        Net tangible assets            $         558
        Completed technology                     635
        In-process technology                  1,220
                                             -------
        Net assets acquired            $       2,413
                                             =======

      Acquired in-process technology includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting literature, the acquired in-process technology was written off to engineering and development expense during the quarter ended September 27, 1998. Acquired completed technology has been capitalized and is being amortized on a straight-line basis over a period of three years from the acquisition date. The Company accrued the portion of the fiscal year 1999 performance payment earned during the quarter ended September 27, 1998, totaling $572, which was allocated $196 to completed technology and $376 to in-process technology.

NOTE (3) INVENTORIES

      Components of inventories are as follows:

                                                SEPTEMBER 27,     MARCH 29,
                                                         1998          1998
                                                       ------          ----

       Raw materials ........................    $      7,338     $   2,720
       Work in process  .....................             881           585
       Finished goods  ......................           1,267           530
                                                    ---------       -------
                                                 $      9,486     $   3,835
                                                   ==========       =======

NOTE (4) NET INCOME PER SHARE

      During fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." All prior periods have been restated accordingly. Basic earnings per common share was computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding for the three months ended September 27, 1998 and September 28, 1997, were 8,707 and 7,262, respectively. For the six months ended September 27, 1998 and September 28, 1997, the weighted average number of common shares were 8,686 and 6,557, respectively.

      Diluted earnings per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares in computing diluted earnings per share. The weighted average number of common and dilutive potential common shares for the three months ended September 27, 1998 and September 28, 1997, were 9,255 and 7,825, respectively. For the six months ended September 27, 1998 and September 28, 1997, the weighted average number of common and dilutive potential common shares were 9,211 and 7,077, respectively.

      The Adoption of SFAS No. 128 did not have a material impact on the Company's financial statements.

      Options to purchase 276,756 and 270,919 shares of common stock with exercise prices that exceed the average market price of $53.75 and $35.69 during the three months ended September 27, 1998 and September 27, 1997, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

      Options to purchase 270,009 and 290,863 shares of common stock with exercise prices that exceed the average market price of $47.65 and $29.53 during the six months ended September 27, 1998 and September 27, 1997, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder in "Risk Factors," as well as those discussed elsewhere in this report. All figures are in thousands except as otherwise noted.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                               THREE MONTHS ENDED                              SIX MONTHS ENDED
                                   ------------------------------------------      ------------------------------------------
                                   September 27, 1998      September 28, 1997      September 27, 1998      September 28, 1997
                                   ------------------      ------------------      ------------------      ------------------
Net revenues ...............       $27,692      100.0%     $19,625      100.0%     $51,807      100.0%     $37,797      100.0%
Cost of sales ..............        10,261       37.1        8,450       43.1       19,964       38.5       16,290       43.1
                                   -------      -----      -------      -----      -------      -----      -------      -----
    Gross profit ...........        17,431       62.9       11,175       56.9       31,843       61.5       21,507       56.9
 Operating expenses:
    Engineering and
      development...........         7,001       25.3        3,655       18.6       11,942       23.1        7,183       19.0
    Selling and marketing ..         2,512        9.0        2,176       11.1        4,887        9.4        4,258       11.3
    General and
      administrative .......         1,383        5.0        1,119        5.7        2,591        5.0        2,474        6.5
                                   -------      -----      -------      -----      -------      -----      -------      -----
    Total operating expenses        10,896       39.3        6,950       35.4       19,420       37.5       13,915       36.8
                                   -------      -----      -------      -----      -------      -----      -------      -----
Operating income ...........       $ 6,535       23.6%     $ 4,225       21.5%     $12,423       24.0%     $ 7,592       20.1%
                                   =======      =====      =======      =====      =======      =====      =======      =====


NET REVENUES

      The Company's net revenues are derived from the sale of fibre channel and SCSI-based I/O products. License fees also contribute to the Company's net revenues. Net revenues for three months ended September 27, 1998 increased $8.1 million or 41% from the three months ended September 28, 1997 to $27.7 million. The increase was primarily the result of an increase in sales of Host Boards, the TEC product line, and the GEM product line of $6.3 million, $1.7 million and $0.7 million, respectively. A partially offsetting decline in sales of $0.4 million and $0.3 million occurred in the FAS product line and in license fees, respectively.

      Net revenues for the six months ended September 27, 1998 increased $14.0 million or 37% from the six months ended September 28, 1997. The increase was primarily the result of an increase in sales of Host Boards and the TEC Product line of $9.5 million and $5.9 million, respectively. An offsetting decline in sales of $1.4 million occurred in the ISP product line.

      Export revenues for the three months ended September 27, 1998 increased $5.9 million or 70% from the three months ended September 28, 1997. The increase was primarily the result of a $3.2 million increase in sales to European customers, and a $2.4 million increase in sales to Japan. The Company's principal markets are in Japan, the United States, and the United Kingdom. The Company's export revenues during the three months ended September 27, 1998 were $14.3 million, or 52% of net revenues. Approximately 59% of this export revenue came from shipments to Japan. The Company's largest Japanese customers are Fujitsu Limited, Hitachi Limited and Servants International. During the three months ended September 27, 1998, sales to Japan decreased $0.7 million or 8.1% from the quarter ended June 28, 1998. Fujitsu Limited and Hitachi Limited, both with headquarters in Japan, are among the Company's largest five customers (see Risk Factors - Small Number of Customers). Servants International is an Original Equipment Manufacturer ("OEM") distributor of the Company's products.

      Export revenues for the six months ended September 27, 1998 increased $13.5 million or 99% from the six months ended September 28, 1997. The increase was primarily the result of a $7.5 million increase in sales to Japanese customers and a $5.5 million increase in sales to Europe.

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

      The Company believes that its major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss of purchases could have a material adverse effect on the Company's business, financial condition and results of operations (see Risk Factors - Risks of Doing Business In International Markets).

COST OF SALES

      Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for the three months ended September 27, 1998 was 37.1 %, a decrease of 6.0 % from the similar period in the prior fiscal year. The percentage decrease was due to a combination of increased product volumes, operating efficiencies, and a shift in product mix to products that are generally associated with higher average selling prices. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to further reduce manufacturing costs. Because the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations (see Risk Factors - Dependence on Small Number of Customers). As a result, the Company does not anticipate cost of sales to decrease at a rate consistent with historic trends and there can be no assurance that the Company will be able to maintain or improve its gross margin in subsequent quarters.

      The cost of sales for the six months ended September 27, 1998 was 38.5%, a decrease of 4.6% from the similar period in the prior fiscal year. The percentage decrease was due to a combination of increased product volumes, operating efficiencies, and a shift in product mix to products that are generally associated with higher average selling prices.

OPERATING EXPENSES

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related equipment, occupancy costs and depreciation. For the three months ended September 27, 1998, engineering and development expenditures increased by $3.3 million from the three month period ended September 28, 1997, primarily due to an in-process technology charge of $1.6 million related to the acquisition of SDR, increased salary and fringe expenses of $1.0 million, and new product development expenses of $0.4 million. In particular, the Company increased its engineering staff in the three months ended September 27, 1998, from the similar period in the prior fiscal year. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 1999.

      For the six months ended September 27, 1998, engineering and development expenditures increased by $4.8 million from the six month period ended September 28, 1997, primarily due to an in-process technology charge of $1.6 million related to the acquisition of SDR, increased salary and fringe expenses of $2.1 million, new product development expense of $0.5 million, depreciation of $0.3 million and travel of $0.1 million.

      Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During the three months ended September 27, 1998, selling and marketing expenses increased by $0.3 million from the three month period ended September 28, 1997, primarily as a result of commissions, salary and advertising expenses.

      During the six months ended September 27, 1998 selling and marketing expenses increased by $0.6 million from the similar period in the prior fiscal year, primarily as a result of salary and travel related expenses for sales and marketing personnel.

      General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For the three months ended September 27, 1998, general and administrative expenses increased $0.3 million from the similar period in the prior fiscal year, primarily due to increased outside service expenses.

      For the six months ended September 27, 1998, general and administrative expenses increased by $0.1 million from the similar period in the prior fiscal year, primarily due to increased outside service expenses.

INTEREST INCOME, NET

      Net interest income increased $0.7 million during the three months ended September 27, 1998 from the three months ended September 28, 1997, primarily due to larger balances of cash, cash equivalents, and investments.

      During the six months ended September 27, 1998 net interest income increased $1.7 million from the six months ended September 28, 1997, primarily due to larger balances of cash, cash equivalents, and investments.

INCOME TAX PROVISION

      The Company's effective tax rates were 34% and 39% for the three months ended September 27, 1998 and September 28, 1997, respectively. The Company's effective tax rates were 34% and 39% for the six months ended September 27, 1998 and September 29, 1997, respectively. The tax rate in fiscal 1999 was reduced from the comparable period in the prior fiscal year primarily because of higher qualifying research and experimentation expenditures and because a portion of the Company's short term and long term investments were made in tax-exempt securities.

NEW ACCOUNTING STANDARDS

      In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. Adoption of this new standard will not have a significant impact on the consolidated financial statements.

      In June 1998, the FASB issued Statement 133 "Accounting for Derivative Instruments and Hedging Activities." The new statement established accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      QLogic has financed its working capital needs and capital expenditure requirements from internally generated funds, facilities and equipment leases and financing activities. Cash provided by operations was $12.8 million for the six months ended September 27, 1998, as compared to $8.9 million for the six months ended September 28, 1997. The growth in cash flow provided by operations is due to increased net income prior to the the write-off of in-process technology, a reduction in accounts and notes receivable, and an increase in accounts payable and accrued expenses, partially offset by an increase in inventory.

      Cash used in investing activities was $38.3 million for the six months ended September 27, 1998, reflecting expenditures for purchases of investments, property and equipment, and the acquisition of SDR, partially offset by maturities and sales of investments.

      Cash provided by financing activities was $0.6 million for the six months ended September 27, 1998, which reflected proceeds from the exercise of stock options, offset in part by principal payments under capital lease liabilities.

      Working capital at September 27, 1998 was $92.5 million, as compared to $90.7 million at March 29, 1998. At September 27, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $39.2 million and short term investments of $54.6 million. In addition, the Company has a line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate. There were no borrowings under the Company's line of credit as of September 27, 1998. The line of credit expires July 5, 1999, and, although there can be no assurance, the Company expects to renew this line of credit.

      The Company believes that existing cash and cash equivalent balances, short term investments, facilities and equipment leases, and cash flows from operating activities will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

YEAR 2000

      Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company has initially assessed how it may be impacted by Year 2000 and has commenced a comprehensive plan to address the following aspects of the Year 2000 problem: information systems, non-information systems, products, suppliers and customers.

      The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company has completed remediation of its critical information systems and will continue to monitor them to ensure they remain Year 2000 compliant. The target date for remediation of the remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's components are used in conjunction with a system containing non-compliant, non-QLogic components. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

      The Company currently estimates that the costs associated with the Year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment and remediation have not been material to the results of operations.

      If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirection or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Due to of the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be complete by June 30, 1999.

                                  RISK FACTORS

      Except for the historical information contained herein, the information in this report includes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above or elsewhere in this report.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

      The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant portion of the Company's net revenues in each fiscal quarter result from orders booked in that quarter. In the past, a significant percentage of the Company's quarterly bookings and sales to major customers occurred during the last month of the quarter, and there can be no assurance that this trend will not return in the future. Orders placed by major customers are typically based on their forecasted sales and inventory levels for the Company's products. Changes in purchasing patterns by one or more of the Company's major customers, customer order changes or rescheduling, gain or loss of significant customers, customer policies pertaining to desired inventory levels of the Company's products, negotiations of rebates and extended payment terms, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders, could result in material fluctuations in quarterly operating results. Certain large OEM customers may require the Company to maintain higher levels of inventory as such customers attempt to minimize their own inventories. In addition, the Company must order its products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are subject to rapid technological and price changes, there is a risk the Company will forecast incorrectly and produce excess or insufficient inventory of particular products. To the extent the Company produces excess or insufficient inventory or is required to hold excess inventory, the Company's operating results could be adversely affected.

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

COMPETITION

      The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. All of the Company's products compete with products available from several companies, many of which have substantially greater research and development resources, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to achieve or maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, it would have material adverse affect on future operating results.

      The Company currently competes primarily with Adaptec, Inc. and LSI Logic, Corporation ("LSI Logic), in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company is competing primarily with Adaptec, Inc., LSI Logic, Emulex Corporation and Hewlett-Packard Company. Symbios Logic, Inc. was a competitor of the Company, however, LSI Logic acquired Symbios Logic, Inc. on August 6, 1998. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past decided to vertically integrate and therefore ceased purchasing from the Company.

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

      The Company is using multiple sources of supply for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, the Company's integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. LSI Logic also competes with the Company with their own Fibre Channel products. In the event that LSI Logic is unable or unwilling to satisfy the Company's requirements for this technology, the Company's marketing efforts related to Fibre Channel products would be delayed and, as such, its results of operations could be materially and adversely affected. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely affect the Company's results of operations.

      The Company's ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. These risks include, without limitation, that the Company's suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components or packaging services to the Company. In addition, the Company's flexibility to move production of any particular product from one foundry to another can be limited in that such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources which otherwise could be dedicated to new product development, which would adversely affect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more foundries. In addition, the Company could encounter supply shortages if sales grow substantially. The Company uses domestic and offshore subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. The Company's reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company is also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. In addition, the Company may receive orders for large volumes of products to be shipped within short periods, and the Company may not have sufficient testing capacity to fill such orders. The Company utilizes foundries in Korea for supply of its semiconductor products. This region of the world is subject to geological instability as well as political instability which could result in the interruption of product supply to the Company. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the Company's foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including those that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

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

RAPID TECHNOLOGICAL CHANGE, DEPENDENCE ON NEW PRODUCTS, INDUSTRY STANDARDS

      The markets in which the Company and its competitors compete are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards, compete effectively on the basis of price and performance, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In anticipation of the implementation of Fibre Channel data transfer interface technologies, the Company has invested and will continue to invest significant resources in developing its integrated circuit single chip PCI to Fibre Channel controllers. There can be no assurance that Fibre Channel will be adopted as a predominant industry standard. The Company is aware of products for alternative I/O standards and enabling technologies being developed by its competitors. The Company believes that certain competitors, including LSI Logic, Inc., have extensive development efforts related to products based on the Low Voltage Differential ("LVD") technology. There can be no assurance that such technology will not be adopted as an industry standard and if an alternative standard is adopted, there can be no assurance that the Company will timely develop products for such standard. Further, even if Fibre Channel is adopted, there can be no assurance that the Company's integrated PCI to Fibre Channel controller will be fully developed in time to be accepted for use in Fibre Channel technology or that, if developed, will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that Fibre Channel is not adopted as an industry standard, or that the Company's integrated circuit PCI to Fibre Channel controllers are not timely developed or do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

      The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible with those of the Company. Acquisitions involve numerous risks, including identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, and other material write-offs, all of which could materially adversely affect the Company's business, financial condition, results of operations or stock price. With respect to the possible amortization of goodwill, the Financial Accounting Standards Board ("FASB") could abolish pooling of interest accounting altogether. If the FASB does limit or eliminate pooling of interests accounting treatment, the Company's ability to consummate merger transactions without incurring goodwill could be materially and adversely affected.

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

YEAR 2000

      Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company has initially assessed how it may be impacted by Year 2000 and has commenced a comprehensive plan to address the following aspects of the Year 2000 problem: information systems, non-information systems, products, suppliers and customers.

      The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company has completed remediation of its critical information systems and will continue to monitor them to ensure they remain Year 2000 compliant. The target date for remediation of the remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforeseen problems will not be encountered when the Company's components are used in conjunction with a system containing non-compliant, non-QLogic components. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

      The Company currently estimates that the costs associated with the Year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment and remediation have not been material to the results of operations.

      If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirection or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Due to of the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be complete by June 30, 1999.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The registrant's Annual Meeting of Stockholders was held on August 27,
      1998.

(c) The Annual Meeting of Stockholders was held on August 27, 1998, the stockholders of the registrant voted as follows:

                                                                                        BROKER
                                               FOR     AGAINST   WITHHELD    ABSTAIN   NON-VOTE
                                               ---     -------   --------    -------   --------
(i)   Election of Directors:
        Gary E. Liebl                       7,920,444     -       143,924       -          -
        H.K.Desai                           8,060,446     -        3,922        -          -
        James H. Bixby                      7,931,346     -       133,022       -          -
        Carol L. Miltner                    7,921,344     -       143,024       -          -
        George D. Wells                     7,925,946     -       138,422       -          -

(ii)  Approval of Employee Stock Purchase   7,937,198  118,593       -        8,577        0
      Plan

(iii) Ratification of appointment of        8,053,528    8,305       -        2,535        -
      KPMG Peat Marwick LLP as auditors
      for fiscal 1999

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


Date:  November  19, 1998

                                                    QLOGIC CORPORATION

                                                    By: /s/   H.K. Desai
                                                        ------------------------
                                                              H.K. Desai
                                                          President and Chief
                                                           Executive Officer


                                                    By: /s/   Thomas R. Anderson
                                                        ------------------------
                                                           Thomas R. Anderson
                                                        Vice President and Chief
                                                           Financial Officer
                                                        (Principal Financial and
                                                           Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO

    27                Financial Data Schedule