Form 10-Q
period 1998-12-27
QLOGIC CORP
filed 1999-02-09
CIK 918386

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998

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

                              --------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 24, 1999, the registrant had 8,868,798 shares of common stock outstanding.

================================================================================

                      QLOGIC CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                       PAGE
-----------------------------------------------------------------------------------------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets December 27, 1998 and
         March 29, 1998 .............................................................   3

         Condensed Consolidated Statements of Income three and nine months ended
         December 27, 1998 and December 28, 1997  ...................................   4

         Condensed Consolidated Statements of Cash Flows nine months ended
         December 27, 1998 and December 28, 1997 ....................................   5

         Notes to Condensed Consolidated Financial Statements .......................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............................   8


PART II.  OTHER INFORMATION                                                          PAGE
-----------------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.........................  19

Item 6.  Exhibits and Reports on Form 8-K ...........................................  19

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       QLOGIC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                                     ASSETS

                                                                                      DECEMBER 27,     MARCH 29,
                                                                                         1998            1998
                                                                                      ------------     --------
Cash and cash equivalents .....................................................        $ 36,948        $ 64,090
Short term investments ........................................................          57,253          27,746
Accounts and notes receivable, net ............................................           9,835           7,836
Inventories ...................................................................          10,642           3,835
Deferred income taxes .........................................................           5,072           4,353
Prepaid expenses and other current assets .....................................           1,001             475
                                                                                       --------        --------
         Total current assets .................................................         120,751         108,335
Long term investments .........................................................          27,781          20,934
Property and equipment, net ...................................................           9,270           6,372
Other assets ..................................................................           1,888             601
                                                                                       --------        --------
                                                                                       $159,690        $136,242
                                                                                       ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..............................................................        $  4,678        $  3,765
Accrued expenses ..............................................................          15,919          13,610
Current installments of capitalized lease obligations .........................              91             211
                                                                                       --------        --------
         Total current liabilities ............................................          20,688          17,586
Capitalized lease obligations, excluding current installments .................             106             141
Other non-current liabilities .................................................              --             466
                                                                                       --------        --------
         Total liabilities ....................................................          20,794          18,193
                                                                                       --------        --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.10 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par
       value); none issued and outstanding ....................................              --              --
     Common stock, $0.10 par value; 12,500,000 shares authorized; 8,788,291 and
       8,650,826 shares issued and outstanding at December 27, 1998 and March
       29, 1998, respectively .................................................             878             865
     Additional paid-in capital ...............................................         102,681          99,008
     Retained earnings ........................................................          35,337          18,176
                                                                                       --------        --------
       Total stockholders' equity .............................................         138,896         118,049
                                                                                       --------        --------
                                                                                       $159,690        $136,242
                                                                                       ========        ========

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ---------------------------   ---------------------------
                                                   DECEMBER 27,   DECEMBER 28,   DECEMBER 27,   DECEMBER 28,
                                                      1998           1997           1998           1997
                                                     -------        -------        -------        -------
Net revenues ................................        $30,299        $20,856        $82,106        $58,653
Cost of sales ...............................         10,875          8,594         30,839         24,884
                                                     -------        -------        -------        -------
     Gross profit ...........................         19,424         12,262         51,267         33,769
                                                     -------        -------        -------        -------
Operating expenses:
     Engineering and development ............          5,680          4,085         17,622         11,268
     Selling and marketing ..................          3,061          2,041          7,948          6,299
     General and administrative .............          1,315            952          3,906          3,426
                                                     -------        -------        -------        -------
       Total operating expenses .............         10,056          7,078         29,476         20,993
                                                     -------        -------        -------        -------
     Operating income .......................          9,368          5,184         21,791         12,776
Interest income, net ........................          1,463          1,261          4,213          2,263
                                                     -------        -------        -------        -------
     Income before income taxes .............         10,831          6,445         26,004         15,039
Income tax provision ........................          3,683          2,499          8,843          5,808
                                                     -------        -------        -------        -------
Net income ..................................        $ 7,148        $ 3,946        $17,161        $ 9,231
                                                     =======        =======        =======        =======

Basic earnings per share ....................        $  0.82        $  0.46        $  1.96        $  1.28
                                                     =======        =======        =======        =======

Diluted earnings per share ..................        $  0.76        $  0.43        $  1.84        $  1.19
                                                     =======        =======        =======        =======

Common shares used in the
   calculations of basic earnings per share .          8,753          8,590          8,740          7,238
                                                     =======        =======        =======        =======

Shares used in the calculations of diluted
   earnings per share .......................          9,397          9,115          9,321          7,757
                                                     =======        =======        =======        =======


     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                     -----------------------------
                                                                     DECEMBER 27,     DECEMBER 28,
                                                                        1998             1997
                                                                      --------         --------
Cash flows from operating activities:
   Net income ................................................        $ 17,161         $  9,231
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...........................           2,336            1,790
     Write-off of acquired in-process technology .............           1,220               --
     Provision for doubtful accounts .........................             196              161
     Loss on disposal of property and equipment ..............              89              192
     Benefit from deferred income taxes ......................            (719)          (1,039)
Changes in assets and liabilities:
     Accounts and notes receivables ..........................          (2,196)          (1,139)
     Inventories .............................................          (6,807)             788
     Prepaid expenses and other current assets ...............            (526)            (279)
     Other assets ............................................          (1,196)            (333)
     Accounts payable ........................................             913           (1,445)
     Accrued expenses ........................................           4,687            3,761
     Other non-current liabilities ...........................            (466)            (270)
                                                                      --------         --------
         Net cash provided by operating activities ...........          14,692           11,418
                                                                      --------         --------
Cash flows from investing activities:
     Additions to property and equipment .....................          (4,677)          (2,902)
     Purchases of investments ................................         (72,445)         (50,997)
     Acquisition of business, net of  cash acquired ..........          (1,957)              --
     Maturities and sales of investments .....................          36,091               --
                                                                      --------         --------
       Net cash used in investing activities .................         (42,988)         (53,899)
                                                                      --------         --------
Cash flows from financing activities:
     Principal payments under capital leases .................            (155)            (177)
     Proceeds from exercise of stock options .................           1,309              191
     Proceeds from sale of common stock ......................              --           78,107
                                                                      --------         --------
       Net cash provided by financing activities .............           1,154           78,121
                                                                      --------         --------
Net increase (decrease) in cash and cash equivalents .........         (27,142)          35,640
                                                                      --------         --------
Cash and cash equivalents at beginning of period .............          64,090           19,091
                                                                      --------         --------
Cash and cash equivalents at end of period ...................        $ 36,948         $ 54,731
                                                                      ========         ========

Cash paid during the period for:
   Interest ..................................................        $     35         $     66
                                                                      ========         ========

   Income taxes ..............................................        $  8,366         $  5,175
                                                                      ========         ========

     Non-cash investing and financing activities:
        During the nine months ended December 27, 1998, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $2,378, related to the tax benefit of exercises of stock options under the Company's various stock option plans. Additionally, during the nine months ended December 27, 1998, the Company recorded an accrual of $906, in accordance with the performance provisions of the Company's SDR Asset Acquisition Agreement.

     See accompanying notes to condensed consolidated financial statements.

                       QLOGIC CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) BASIS OF PRESENTATION

       In the opinion of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 27, 1998, the statements of income for the three and nine months ended December 27, 1998 and December 28, 1997 and the statements of cash flows for the nine months ended December 27, 1998 and December 28, 1997. The accompanying financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 29, 1998. The results of operations for the three and nine month periods ended December 27, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

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

       The Company allocated the purchase price to the tangible and identifiable intangible net assets as of August 20, 1998 based on the fair values of the assets; such fair values were derived from an independent third party appraisal. The fair value of the net assets acquired exceeded the initial payment, resulting in negative goodwill. This negative goodwill was allocated to the intangible assets acquired, based on their relative fair values. The allocation of the initial payment is summarized as follows:

         Net tangible assets                   $  558
         Completed technology                     635
         In-process technology                  1,220
                                               ------
         Net assets acquired                   $2,413
                                               ======

       Acquired in-process technology includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting literature, the acquired in-process technology was written off to engineering and development expense during the quarter ended September 27, 1998. Acquired completed technology has been capitalized and is being amortized on a straight-line basis over a period of three years from the acquisition date. The Company accrued the portion of the fiscal year 1999 performance payment earned during the quarter ended December 27, 1998, totaling $334, which was allocated $114 to completed technology and $220 to in-process technology.

NOTE (3) INVENTORIES

       Components of inventories are as follows:

                                          DECEMBER 27,      MARCH 29,
                                             1998             1998
                                          ------------      ---------

         Raw materials ................     $ 8,377          $2,720
         Work in process  .............       1,215             585
         Finished goods  ..............       1,050             530
                                            -------          ------
                                            $10,642          $3,835
                                            =======          ======

NOTE (4) EARNINGS PER SHARE

       Basic earnings per common share were computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding for the three months ended December 27, 1998 and December 28, 1997, were 8,753 and 8,590, respectively. For the nine months ended December 27, 1998 and December 28, 1997, the weighted average number of common shares were 8,740 and 7,238, respectively.

       Diluted earnings per share were computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares in computing diluted earnings per share. The weighted average number of common and dilutive potential common shares for the three months ended December 27, 1998 and December 28, 1997, were 9,397 and 9,115, respectively. For the nine months ended December 27, 1998 and December 28, 1997, the weighted average number of common and dilutive potential common shares were 9,321 and 7,757, respectively.

       Options to purchase 3 and 26 shares of common stock with exercise prices that exceed the average market price of $96.43 and $34.82 during the three months ended December 27, 1998 and December 28, 1997, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

       Options to purchase 6 and 9 shares of common stock with exercise prices that exceed the average market price of $63.91 and $31.30 during the nine months ended December 27, 1998 and December 28, 1997, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

NOTE (5) COMMITMENT

       In December 1998, the Company entered into a ten-year lease agreement for a 165,000 square foot facility which will be used to relocate its corporate headquarters. The lease commences upon completion of construction of the facility, currently expected in late 1999 or early 2000. The agreement also contains an option to purchase the facility, along with an adjacent undeveloped lot.

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

                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                     -----------------------------------------    ------------------------------------------
                                      December 27, 1998     December 28, 1997      December 27, 1998      December 28, 1997
                                     -------------------   -------------------    -------------------    -------------------
Net revenues ....................    $30,299      100.0%   $20,856      100.0%    $82,106      100.0%    $58,653      100.0%
Cost of sales ...................     10,875       35.9      8,594       41.2      30,839       37.6      24,884       42.4
                                     -------      -----    -------      -----     -------      -----     -------      -----
     Gross profit ...............     19,424       64.1     12,262       58.8      51,267       62.4      33,769       57.6
Operating expenses:
     Engineering and development       5,680       18.8      4,085       19.6      17,622       21.4      11,268       19.2
     Selling and marketing ......      3,061       10.1      2,041        9.8       7,948        9.7       6,299       10.7
     General and administrative .      1,315        4.3        952        4.5       3,906        4.8       3,426        5.9
                                     -------      -----    -------      -----     -------      -----     -------      -----
         Total operating expenses     10,056       33.2      7,078       33.9      29,476       35.9      20,993       35.8
                                     -------      -----    -------      -----     -------      -----     -------      -----
Operating income ................    $ 9,368       30.9%   $ 5,184       24.9%    $21,791       26.5%    $12,776       21.8%
                                     =======      =====    =======      =====     =======      =====     =======      =====


NET REVENUES

       The Company's net revenues are derived from the sale of fibre channel and SCSI-based I/O products. License fees also contribute to the Company's net revenues. Net revenues for three months ended December 27, 1998 increased $9.4 million or 45% from the three months ended December 28, 1997 to $30.3 million. The increase was primarily the result of an increase in sales of Host Boards, the TEC product line, and the GEM product line of $5.6 million, $2.5 million and $1.2 million, respectively.

       Net revenues for the nine months ended December 27, 1998 increased $23.5 million or 40% from the nine months ended December 28, 1997. The increase was primarily the result of an increase in sales of Host Boards and the TEC Product line of $15.2 million and $8.3 million, respectively.

       Export revenues for the three months ended December 27, 1998 increased $6.6 million or 70% from the three months ended December 28, 1997. The increase was primarily the result of a $3.1 million increase in sales to European customers, a $2.5 million increase in sales to Japan, and a $0.6 million increase in sales to Canada. The Company's principal markets are in the United States, Japan, and the United Kingdom. The Company's export revenues during the three months ended December 27, 1998 were $16.0 million, or 53% of net revenues. Approximately 60% of this export revenue came from shipments to Japan. The Company's largest Japanese customers are Fujitsu Limited, Hitachi Limited and Servants International. During the three months ended December 27, 1998, sales to Japan increased $1.3 million or 15.2% from the quarter ended September 27, 1998. Fujitsu Limited and Hitachi Limited, both with headquarters in Japan, are among the Company's largest five customers (see Risk Factors - Dependence on Small Number of Customers). Servants International is an OEM ("Original Equipment Manufacturer") distributor of the Company's products.

       Export revenues for the nine months ended December 27, 1998 increased $20.0 million or 87% from the nine months ended December 28, 1997. The increase was primarily the result of a $10.1 million increase in sales to Japanese customers and a $8.6 million increase in sales to Europe.

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

COST OF SALES

       Cost of sales consists primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The cost of sales percentage for the three months ended December 27, 1998 was 35.9 %, a decrease of 5.3 % from the similar period in the prior fiscal year. The percentage decrease was due to a combination of increased volumes, operating efficiencies, and a shift in product mix to products that are generally associated with higher average selling prices. The Company's ability to maintain its current gross margin can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to further reduce manufacturing costs. Due to the Company's OEM customers being pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations (see Risk Factors - Dependence on Small Number of Customers). As a result, the Company does not anticipate cost of sales to decrease at a rate consistent with historic trends and there can be no assurance that the Company will be able to maintain or improve its gross margin in subsequent quarters.

OPERATING EXPENSES

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related equipment, occupancy costs and depreciation. For the three months ended December 27, 1998, engineering and development expenditures increased by $1.6 million from the three month period ended December 28, 1997, primarily due to increased salary and fringe expenses of $0.9 million, an acquired in-process technology charge of $0.2 million related to the acquisition of SDR and new product development expenses of $0.4 million. In particular, the Company increased its engineering staff in the three months ended December 27, 1998, from the similar period in the prior fiscal year. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 1999.

       For the nine months ended December 27, 1998, engineering and development expenditures increased by $6.4 million from the nine month period ended December 28, 1997, primarily due to increased salary and fringe expenses of $3.0 million as a result of increased engineering headcount, an acquired in-process technology charge of $1.8 million related to the acquisition of SDR, new product development expense of $0.7 million, depreciation of $0.4 million, legal fees of $0.2 million, equipment maintenance of $0.1 million and travel of $0.1 million.

       Selling and Marketing. Selling and marketing expenses consist primarily of sales commissions, salaries and other expenses for selling and marketing personnel, travel expenses and trade shows. During the three months ended December 27, 1998, selling and marketing expenses increased by $1.0 million from the three month period ended December 28, 1997, primarily as a result of increased sales commissions due to increased revenue, and increased salary and travel as result of an increase in sales and marketing headcount.

       During the nine months ended December 27, 1998 selling and marketing expenses increased by $1.6 million from the similar period in the prior fiscal year, primarily as a result of salary, commissions and travel related expenses for sales and marketing personnel, due to increased revenue and an increase in sales and marketing headcount.

       General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting and human resources. For the three months ended December 27, 1998, general and administrative expenses increased $0.4 million from the similar period in the prior fiscal year, primarily due to increased outside service expenses.

       For the nine months ended December 27, 1998, general and administrative expenses increased by $0.5 million from the similar period in the prior fiscal year, primarily due to increased outside service expenses.

INTEREST INCOME, NET

       Net interest income increased $0.2 million during the three months ended December 27, 1998 from the three months ended December 28, 1997, primarily due to larger balances of cash, cash equivalents, and investments.

       During the nine months ended December 27, 1998 net interest income increased $2.0 million from the nine months ended December 28, 1997, primarily due to larger balances of cash, cash equivalents, and investments.

INCOME TAX PROVISION

       The Company's effective tax rates were 34% and 39% for the three months ended December 27, 1998 and December 28, 1997, respectively. The Company's effective tax rates were 34% and 39% for the nine months ended December 27, 1998 and December 28, 1997, respectively. The tax rate in fiscal 1999 was reduced from the comparable periods in the prior fiscal year primarily due to higher qualifying research and experimentation expenditures and because a portion of the Company's short term and long term investments were made in tax-exempt securities.

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

LIQUIDITY AND CAPITAL RESOURCES

       QLogic has financed its working capital needs and capital expenditure requirements from internally generated funds, facilities and equipment leases and financing activities. Cash provided by operating activities was $14.7 million for the nine months ended December 27, 1998, as compared to $11.4 million for the nine months ended December 28, 1997. The growth in cash flow provided by operating activities is due to increased net income and an increase in accounts payable and accrued expenses, partially offset by an increase in inventory and accounts receivable and other assets.

       Cash used in investing activities was $43.0 million for the nine months ended December 27, 1998, reflecting expenditures for purchases of investments, property and equipment, and the acquisition of a business, SDR, partially offset by maturities and sales of investments.

       Cash provided by financing activities was $1.2 million for the nine months ended December 27, 1998, which reflected proceeds from the exercise of stock options, offset in part by principal payments under capital lease liabilities.

       Working capital at December 27, 1998 was $100.1 million, as compared to $90.7 million at March 29, 1998. At December 27, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $36.9 million and short term investments of $57.3 million. In addition, the Company has a line of credit of up to $7.5 million with Silicon Valley Bank. The line of credit allows the Company to borrow at the bank's prime rate. There were no borrowings under the Company's line of credit as of December 27, 1998. The line of credit expires July 5, 1999, and, although there can be no assurance, the Company expects to renew this line of credit.

       The Company believes that existing cash and cash equivalent balances, short term investments, facilities and equipment leases, and cash flows from operating activities will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

YEAR 2000

       Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. The Company has initially assessed how it may be impacted by Year 2000 and has commenced a comprehensive plan to address the following aspects of the Year 2000 problem: information systems, non-information systems, products, suppliers and customers.

       The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company has completed remediation of its critical information systems, however, the Company's critical information system vendor continues to supply periodic updates to its software for potential Year 2000 issues. These updates will be integrated in a timely manner and management will continue to monitor the system to ensure it remains current with the critical information system vendor. The target date for remediation of the remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforseen problems will not be encountered when the Company's components are used in conjunction with a system containing non-compliant, non-QLogic components. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999, however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

       The Company currently estimates that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment and remediation have not been material to the results of operations.

       If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks and uncertainties related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirection or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Possible interruptions in public utilities, such as electricity or telecommunications, also could have material adverse impacts on the Company's operating results. Due to the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be completed by June 30, 1999, however, there can be no assurance that these plans will effectively mitigate Year 2000 issues.

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

       Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: the time, availability and sale of new products; seasonal OEM customer demand, such as the decline experienced in the fiscal quarter ended June 30, 1996; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components, including silicon wafers; warranty expenses; variations in product development and other operating expenses; and general economic and other conditions affecting the timing of customer orders and capital spending. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and its competitors' products. Although the Company does not maintain its own wafer manufacturing facility, a large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements by the Company, its competitors or others regarding new products and technologies could cause customers to defer or cancel purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated design-in cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. Due to all of the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock price would likely be materially and adversely affected.

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

       The Company currently competes primarily with Adaptec, Inc. and LSI Logic Corporation ("LSI Logic"), in the SCSI sector of the I/O market. In the fibre channel sector of the I/O market, the Company is competing primarily with LSI Logic, Emulex Corporation and Hewlett-Packard Company. Symbios Logic, Inc. has been a competitor of the Company, however, LSI Logic acquired Symbios Logic, Inc. on August 6, 1998. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their products. At least one large OEM customer in the past decided to vertically integrate and therefore ceased purchasing from the Company.

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

       The Company is using multiple sources of supply for certain of its products, which may require the Company's customers to perform separate product qualifications. The Company has not, however, developed alternate sources of supply for certain other products and its newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, the Company's integrated single chip fibre channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. LSI Logic also competes with the Company with its own fibre channel products. In the event that LSI Logic is unable or unwilling to satisfy the Company's requirements for this technology, the Company's marketing efforts related to fibre channel products would be delayed and, as such, its results of operations could be materially and adversely affected. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from the Company may cause that customer to satisfy its product requirements from the Company's competitors, which would adversely affect the Company's results of operations.

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

RAPID TECHNOLOGICAL CHANGE, DEPENDENCE ON NEW PRODUCTS, INDUSTRY STANDARDS

       The markets in which the Company and its competitors compete are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards, compete effectively on the basis of price and performance, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In anticipation of the implementation of fibre channel data transfer interface technologies, the Company has invested and will continue to invest significant resources in developing its integrated circuit single chip PCI to fibre channel controllers. There can be no assurance that fibre channel will be adopted as a predominant industry standard. The Company is aware of products for alternative I/O standards and enabling technologies being developed by its competitors. The Company believes that certain competitors, including LSI Logic, have extensive development efforts related to products based on the Low Voltage Differential ("LVD") technology. There can be no assurance that such technology will not be adopted as an industry standard and if an alternative standard is adopted, there can be no assurance that the Company will timely develop products for such standard. Further, even if fibre channel is adopted, there can be no assurance that the Company's integrated PCI to fibre channel controller will be fully developed in time to be accepted for use in fibre channel technology or that, if developed, will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that fibre channel is not adopted as an industry standard, or that the Company's integrated circuit PCI to fibre channel controllers are not timely developed or do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

YEAR 2000

       Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable, and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. The Company has initially assessed how it may be impacted by Year 2000 and has commenced a comprehensive plan to address the following aspects of the Year 2000 problem: information systems, non-information systems, products, suppliers and customers.

       The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company has completed remediation of its critical information systems, however, the Company's critical information system vendor continues to supply periodic updates to its software for potential Year 2000 issues. These updates will be integrated in a timely manner and management will continue to monitor the system to ensure it remains current with the critical information system vendor. The target date for remediation of the remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's non-information systems and expects remediation to be complete by June 30, 1999. The Company has completed an assessment of its products and has determined its products do not contain specific calendar year functions. However, there can be no assurance that unforseen problems will not be encountered when the Company's components are used in conjunction with a system containing non-compliant, non-QLogic components. The Company is currently assessing Year 2000 issues with respect to major suppliers and customers and expects this process to be completed by June 30, 1999, however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

       The Company currently estimates that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment and remediation have not been material to the results of operations.

       If the Company is not successful in implementing its Year 2000 compliance plan, there may be a material adverse impact on the Company's results of operations and financial condition. The Company believes its greatest risks and uncertainties related to the Year 2000 issue involve interrupted product flow from suppliers and a possible redirection or interruption of purchasing activities from key customers due to their potential failure to fully address their own Year 2000 issues. Possible interruptions in public utilities, such as electricity or telecommunications, also could have material adverse impacts on the Company's operating results. Due to the importance of addressing these risks, and the need for the Company to focus attention to remediation efforts, the Company expects to develop contingency plans to address those Year 2000 problems which may not be corrected by implementation of the Company's Year 2000 compliance plan. Contingency plans are expected to be completed by June 30, 1999, however, there can be no assurance that these plans will effectively mitigate Year 2000 issues.

VOLATILITY OF STOCK PRICE

       The market price of the Common Stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Future announcements concerning the Company or its competitors or customers, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by the Company or its competitors, conditions in the semiconductor industry, changes in earnings estimates by analysts, market conditions for high technology stocks in general, or changes in accounting policies, among other factors, could cause the market price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of the Common Stock.

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS

       Pursuant to the Company's Restated Certificate of Incorporation, as amended, the Board of Directors is authorized to approve the issuance of shares of currently undesignated Preferred Stock, to determine the price, powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed on any unissued series of that Preferred Stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. Pursuant to this authority, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's Common Stock. The Shareholder Rights plan, the undesignated Preferred Stock and certain provisions of the Delaware law may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the Common Stock.

FACILITIES EXPANSION

         The Company currently occupies an 83,000 square foot facility in Costa Mesa, California containing its corporate, principal product development, and sales personnel, as well as its operational facilities. QLogic has entered into a ten-year lease agreement to expand and relocate its Costa Mesa operations to a 165,000 square foot facility in Aliso Viejo, California. The lease commences upon completion of the construction of the facility expected in late 1999 or early 2000. There can be no assurance the Company will continue to grow and expand its facility requirements. As a result, the Company may incur additional costs associated with carrying additional facility expansion capabilities which could adversely impact future earnings. Additionally, the Company will experience additional costs associated with the relocation which may adversely impact future earnings. The Company may experience an adverse impact to future earnings due to loss of management focus or business interruption related to issues surrounding the relocation of operations.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(a) Effective February 15, 1999, the Registrant's Common Stock will undergo a 2-for-1 stock split and a change in par value from $0.10 per share to $0.05 per share. Concurrently, the number of authorized shares will be increased from 12,500,000 to 50,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's stockholders adopted resolutions by written consent without a meeting. The consent solicitation commenced during the period covered by this report.

(b) The stockholders adopted, by such written consent, a proposal to amend the Company's Certificate of Incorporation for the following purposes:

    1. To increase the number of authorized shares of Common Stock, par value $0.10 per share, of the Company (the "Common Stock") from 12,500,000 to 50,000,000;

    2. To reduce the par value of the Common Stock from $0.10 per share to $0.05 per share; and

    3. To effect a 2-for-1 stock split of the Company's issued and outstanding shares of Common Stock.

ITEM 5. OTHER INFORMATION

(a) Item 2.(a) is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.

     10.14 Press release related to February 15, 1999 stock split.

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


Date:  February 8, 1999

                                QLOGIC CORPORATION


                                By:          /s/ H. K. DESAI
                                    --------------------------------------------
                                                 H.K. Desai
                                    President and Chief Executive Officer


                                By:        /s/ THOMAS R. ANDERSON
                                    --------------------------------------------
                                              Thomas R. Anderson
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

    EXHIBIT
      NO.

     10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.

     10.14 Press release related to February 15, 1999 stock split.

     27    Financial Data Schedule