Form 10-K
period 1999-03-28
QLOGIC CORP
filed 1999-06-28
CIK 918386

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

                    FOR THE FISCAL YEAR ENDED MARCH 28, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.05 PER SHARE

     SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,016,886,847.

     As of May 23, 1999, the registrant had 17,979,467 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:

Part III, Items 10, 11, 12 and 13 -- Definitive proxy statement for the 1999
                                     Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     QLogic Corporation was organized as a Delaware corporation in 1992. Unless the context indicates otherwise, the "Company" and "QLogic" each refer to the Registrant and its subsidiaries.

     All references to years refer to the Company's fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, as applicable, unless the calendar years are specified. Effective February 15, 1999, the Company completed a two-for-one stock split. All shares and per share data has been retroactively adjusted to reflect the stock split.

OVERVIEW

     QLogic is a leading designer and supplier of semiconductor and board level input/output, or I/O, and enclosure management products. The Company's I/O products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk and tape drives, removable disk drives and redundant array of independent disks, or RAID subsystems. QLogic provides complete I/O technology solutions by designing and marketing single chip controller and adapter board products for both sides of the computer/peripheral device interlink, or "bus." In addition, the Company provides enclosure management products that monitor and communicate management information related to components that are critical to computer system and storage subsystem reliability and availability. Historically, the Company has targeted the high performance sector of the I/O market, focusing primarily on the SCSI industry standard. The Company is utilizing its I/O expertise to develop products for emerging I/O standards, such as Fibre Channel. Fibre Channel is experiencing early industry acceptance as a higher performance solution that maintains signal integrity while allowing for increased connectivity between a computer system and its data storage peripherals.

     QLogic's designs are based on multiple I/O standards to service the needs of manufacturers and end users of various types of computer systems and components, such as workstations, servers and data storage peripherals. The Company provides high performance SCSI-based solutions and new I/O solutions based on the emerging Fibre Channel standard, and is leveraging its technological capabilities to provide solutions based on the integrated drive electronics standard, or IDE standard. The Company believes that its technological leadership, extensive involvement in its customers' product development process and the ease of migration of its SCSI-based products to its new I/O products position the Company to provide additional I/O solutions to its existing customer base. The Company believes that these attributes also provide it with competitive advantages in establishing new relationships with additional original equipment manufacturers, or OEMs, for both computer systems and data storage peripherals. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. The Company's primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data peripherals, such as Sun Microsystems, Inc., Fujitsu Limited and Compaq.

INDUSTRY BACKGROUND

     The increasing processing power of computers, the proliferation of networks, the rapid growth in the usage of the Internet and Intranets, the wider application of computers in multimedia and telecommunications applications and the availability of higher performance data storage peripheral devices have increased the demand for increased data throughput among servers, workstations and data storage peripherals and, as a result, for increased I/O system performance. The I/O system is the electronic link between the host CPU and the computer's data storage peripheral devices, such as hard disk drives, tape drives, removable disk drives and RAID subsystems. The I/O system must utilize industry standard hardware and software interfaces to manage and direct the flow of large volumes of data at high speeds between the CPU and multiple data storage peripherals, and, at the same time, minimize the consumption of CPU processing power and maintain peripheral data storage integrity. As microprocessors run at higher speeds and levels of performance, they require I/O systems which support faster and more autonomous data transmission and other advanced capabilities in order to function optimally.

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

     In response to the increased data throughput required by networks and workstations, SCSI was developed and adopted as the industry high performance I/O communications standard. The overall growth of the SCSI marketplace has been driven by rapid technological change and the evolving dynamics of high performance computer and computer data storage peripheral devices, including the following factors: the increased variety of higher performance peripheral devices and the continual shift toward higher capacity and higher data rate disk drives; the demand for I/O interfacing capabilities with greater numbers and types of attached peripherals; the movement toward more distributed network architectures across greater distances; the need for greater volumes of data transfer; and the demand for increased data throughput. Additionally, SCSI is also benefiting from the "plug and play" standard, that is supported by Windows operating systems and Intel microprocessor-based systems, which simplifies the installation process, and from the growing usage of multi-tasking, multi-threading operating systems.

     The continuing evolution towards higher performance computer systems has led to the development of new connectivity solutions that provide even greater data interchange between computer systems and data storage peripherals. Fibre Channel is emerging as a new industry standard to meet the demand for increased connectivity and data transfer rates. Fibre Channel is an advanced I/O standard which provides data transmission speeds up to approximately two and one-half times the rate currently provided by the fastest SCSI-based solutions. In addition, Fibre Channel is designed to maintain signal integrity while allowing for data interchange between a computer system and up to eight times more peripherals than SCSI. Furthermore, Fibre Channel is designed to support the use of either a fibre optic connection or a more compact version of the copper cable traditionally used for SCSI solutions. Fibre optic connection allows the distance between a computer system and its data storage peripherals to extend up to 10 kilometers. Additionally, Fibre Channel is gaining acceptance as a widely adopted standard in the Storage Area Network (SAN) environment. SANs link physically separated storage devices to servers via a dedicated network. The Company believes Fibre Channel will likely be the I/O technology of choice for larger, higher performance data and network applications, such as in the SAN environment, while SCSI-based products will continue to be used in applications requiring less functionality and performance.

     Computer system and peripheral device manufacturers select I/O technologies for incorporation into their products primarily on the basis of application, performance and connectivity needs. The I/O products selected must be specifically tailored to the manufacturer's requirements, in order to be compatible with the manufacturer's system or peripherals either on a turnkey basis or with minimum developmental effort. In addition to being compatible with the present system or peripherals, I/O products ideally must be both "forward" and "backward" compatible with future and past computers and peripherals. That is, there must be a ready migration path between the I/O product and other products sold and under development by the manufacturer. Also, it is critical that the I/O product be available at a reasonable cost and in a timely manner, so as not to delay the manufacturer's time to market, which has become increasingly important in an era of short product life cycles. In order to achieve these goals, manufacturers increasingly seek to involve I/O product suppliers in their product validation and development cycles. By including the I/O system providers in their planning and development process, manufacturers not only ensure compatibility between product lines but also reduce the average time to market for their products.

     With the continuing evolution of high performance computer systems and data storage peripherals, the need for conveying management information about the status of those components has fueled the growth in the enclosure management market. In 1996, OEMs adopted the SAF-TE (SCSI Accessed Fault -- Tolerant Enclosure) standard for enclosure management, which standardized requirements for server and storage subsystem vendors. While many of the RAID subsystems shipped contained a proprietary design for the enclosure management function, they were not SAF-TE standard compliant. Today, enclosure management solutions, which are SAF-TE compliant, are becoming a standard feature in the full range of servers and storage subsystems.

THE QLOGIC SOLUTION

     QLogic is a leading designer and supplier of semiconductor and board-level I/O products. The Company has been designing and marketing SCSI-based products for over 12 years and is a leading supplier of connectivity solutions to this market sector. The Company is leveraging its technological expertise in SCSI into higher and lower end hardware and software solutions for its OEM customer base. In 1996, the Company introduced the industry's first fully integrated single chip PCI to Fibre Channel controller. During fiscal 1997 and 1998 the Company introduced products and intellectual property based on IDE standards to address additional I/O needs of its OEM customer base. During 1999, the Company's Fibre Channel solutions were incorporated into several SAN environments by server and peripheral OEMs.

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

     The Company's products are designed to reduce board space requirements on plug-in cards, computer motherboards and peripheral controller boards by integrating multiple I/O controller functions on a single chip. The Company believes its products offer superior compatibility and ease of migration across multiple I/ O standards due to their use of common software. The Company believes that its experience and focus on the SCSI market sector, the ease of migration of its products, its current development efforts into I/O standards such as IDE and Fibre Channel and its close customer relationships with leading server, workstation and peripheral manufacturers provide the Company with competitive advantages in the I/O and enclosure management product markets.

PRODUCTS

     QLogic designs and supplies semiconductor and board level I/O solutions for peripheral and computer systems. The Company's I/O products have traditionally been based on the SCSI standard, and the Company has expanded its product lines to include products based on the Fibre Channel and IDE standards. The Company also designs and supplies semiconductor enclosure management solutions.

                 PRODUCT                                          DESCRIPTION
----------------------------------------------------------------------------------------------------
SCSI Fast Architecture (FAS)                - First introduced in 1991
                                            - Single chip general purpose controllers
                                            - Integrated DMA controller and SCSI processor
                                            - Supports Fast and Ultra SCSI transfer rates (up to
                                              40MB/sec)
                                            - Supports 8- or 16-bit data handling
                                            - May be used in host or peripheral applications
----------------------------------------------------------------------------------------------------
SCSI Triple Embedded Controllers (TEC)      - First introduced in 1991
                                            - Single chip disk controllers
                                            - Integrated buffer controller, formatter and SCSI
                                              processor
                                            - Powerful on-chip data error correction
                                            - Supports Fast and Ultra SCSI transfer rates (up to
                                              40MB/sec)
----------------------------------------------------------------------------------------------------
Fibre Channel Triple Embedded Controller    - First introduced in 1997
  (FTEC)                                    - Single chip disk controllers
                                            - Integrated buffer controller, formatter, fibre channel
                                              processor, and dual loop transceivers
                                            - Powerful on-chip data error correction
                                            - Supports FC-AL, 100MB/sec
----------------------------------------------------------------------------------------------------
IDE Triple Embedded Controller (ATEC)       - First introduced in 1997
                                            - Single chip disk controllers
                                            - Integrated buffer controller, formatter, and IDE
                                              processor
                                            - Powerful on-chip data error correction
                                            - Supports ATA and Ultra/33
----------------------------------------------------------------------------------------------------
Intelligent SCSI Processor (ISP)            - First introduced in 1992
  Host Adapter Chips                        - Embedded RISC single chip solution
                                            - Supports latest SCSI standards
                                            - Supports transfer rates up to 40MB/sec
                                            - Supports 8- or 16-bit data handling
                                            - Supports direct PCI and SBus connection
                                            - Update Fibre Channel evaluation units, which operate
                                              at transfer rates up to 100 MB/sec
----------------------------------------------------------------------------------------------------
QLA Host Adapter Boards                     - First introduced in 1993
                                            - Full line of host adapter cards with direct PCI and
                                              Sbus connection
                                            - Supports latest SCSI standards
                                            - Incorporates the Company's ISP host adapter chips
                                            - Provides a fully integrated, high performance board
                                              level I/O interface solution
                                            - Update Fibre Channel evaluation units, which operate
                                              at transfer rates up to 100 MB/sec
----------------------------------------------------------------------------------------------------
Guardian Enclosure Management (GEM)         - First introduced in 1996
                                            - Industry's first single-chip implementation of SAF-TE
                                              specification
                                            - Industry's first enclosure management controller for
                                              Ultra2 SCSI
----------------------------------------------------------------------------------------------------

SALES AND MARKETING

     QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. In North America, the Company uses a tiered sales and marketing approach, with a direct sales force to serve large and strategic OEM accounts, OEM representatives that are focused on specific medium-sized accounts, and regional distributors and resellers that serve smaller accounts.

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

     The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. The Company's distributors may be permitted to return to the Company a portion of the products purchased by them. In addition, the Company may provide its distributors with price protection in the event that the Company reduces the prices of its products. The loss of one or more manufacturers' representatives or distributors could have an adverse effect on the Company's business, financial condition and results of operations.

     The Company's sales efforts are focused on establishing and developing long term relationships with OEMs and other potential customers. The sales cycle typically begins with a design win, which entails a product of the Company being selected to be incorporated into a potential customer's computer system or data storage peripherals. Once the Company secures a design win with a given customer, the time to production shipment can range between six and 18 months. After winning a design with a potential customer, QLogic works closely with the customer to integrate its product with the customer's current and next generation products. Due to the extensive amount of resources required for each customer design, typically only one I/O solution is designed into any given customer product. After being designed into a customer's product, sales are typically made through purchase orders, which are subject to cancellation, postponement or other types of delays.

     International sales of the Company's products accounted for approximately 53%, 42%, and 45%, of net revenues for fiscal years 1999, 1998, and 1997, respectively. See also "Factors That May Affect Future Results -- Risk of Doing Business in International Markets." See Note (12) to Consolidated Financial Statements. International sales are denominated in U.S. dollars. Due to its relatively high proportion of international sales, the Company is subject to a number of risks, including restrictions related to export regulations as well as those related to political upheaval and economic downturns in foreign nations.

ENGINEERING AND DEVELOPMENT

     In order to compete successfully, the Company believes that it must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. The Company's strategy is to leverage its substantial base of architectural and systems expertise and product innovation capabilities to address a broad range of I/O solutions as well as to develop products for its core SCSI business. The Company is predominantly engaged in the development of integrated circuit I/O controllers for additional I/O standards and enabling technologies, such as Fibre Channel, Ultra SCSI, other new parallel SCSI I/Os and Ultra IDE. The Company intends to broaden its product lines while continuing to allow its customers to transition rapidly to Fibre Channel and future emerging I/O standards.

     At March 28, 1999, the Company employed approximately 153 engineers, including technicians and support personnel engaged in the development of new products and the improvement of existing products. There can be no assurance that the Company will continue to be successful in attracting and retaining key personnel with the skills and expertise necessary to develop new products in the future.

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

BACKLOG

     The Company's backlog of orders was approximately $28.6 million at March 28, 1999, compared to approximately $22.1 million at March 29, 1998. These backlog figures include only orders scheduled for shipment within six months, of which the majority is scheduled for delivery within 90 days. Most orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. The Company's customers have in the past encountered uncertain and changing demand for their products. Orders are typically placed based on customer forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. In the past, the Company has experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders. Therefore, the level of backlog at any particular date is not necessarily indicative of sales for any future period.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. Most of the Company's products compete with products available from several companies, many of whom have research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations that are substantially greater than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be adversely effected.

     The Company currently competes primarily with Texas Instruments, Adaptec, Inc. and LSI Logic in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company competes primarily with Texas Instruments, LSI Logic, Hewlett-Packard Company and Emulex Corporation. In the IDE sector, the Company competes with ST Microelectronics and Cirrus Logic, Inc. In the enclosure management sector, the Company competes primarily with the Symbios division of LSI Logic and the Serano division of Vitesse Semiconductor Corporation. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from the Company.

     The Company believes that one of its principal competitive strengths in the computer and peripheral Application Specific Integrated Circuit (ASIC) market is its ability to obtain major design wins as the result of its systems level expertise, integrated circuit design capability and substantial experience in computer and peripheral ASIC's applications, particularly SCSI and Fibre Channel. The Company believes competitive factors in design wins are time to market, performance, product features, price, quality, technical support and ease of migration path to other computer and peripheral ASIC's standards. The Company will have to continue to develop products appropriate to its markets to remain competitive, as its competitors continue to introduce products with improved performance characteristics. While the Company continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that the Company will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of SCSI and other computer and peripheral ASIC's products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets. There can be no assurance that the Company will compete successfully in the future against its existing competitors or potential competitors.

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

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. The Company does not have long-term agreements with all of its foundries, and purchases both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. The Company works with its existing foundries, and intends to qualify new foundries, as needed, to obtain additional manufacturing capacity. There can be no assurance, however, that the Company will be able to obtain additional capacity.

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

     The Company believes most component parts used in its host adapter boards are standard off-the-shelf items, which are, or can be, purchased from two or more sources. The Company selects suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, the Company strives to have at least two manufacturing locations for each host adapter board and chip product. Nevertheless, the Company's reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of the Company's suppliers to deliver products of acceptable quality and in a timely manner or the inability of the Company to procure adequate supplies of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has received notices of claimed infringement of trademark rights in the past, and there can be no assurance that third parties will not assert claims of infringement of trademarks or any other intellectual property rights against the Company with respect to existing and future products. In the event of a patent or other intellectual property dispute, the Company may be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, which is the subject of the claim. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

EMPLOYEES

     The Company had 289 employees as of March 28, 1999. The Company believes that its future prospects will depend, in part, on its ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. None of QLogic's employees is represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's principal product development, operations, sales and corporate offices are currently located in three adjacent buildings comprising approximately 97,000 square feet in Costa Mesa, California. The Company occupies the buildings pursuant to leases that expire in October 1999. The Company has six one-month options to extend the Costa Mesa lease through April 2000. Additionally, the Company has leased a design center in Austin, Texas comprising a 5,973 square foot facility. In August 1998, the Company entered into a ten-year lease to relocate its corporate headquarters to an approximately 165,000 square foot campus-style facility in Aliso Viejo, California. The lease commences upon completion of the construction of the first building, currently estimated to be completed November 1999.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of any current legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1999 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive and certain other officers of the Company are as follows:

              NAME                AGE                             POSITION
              ----                ---                             --------
H.K. Desai......................  53    Chairman of the Board, Chief Executive Officer and President
Thomas R. Anderson..............  54    Vice President and Chief Financial Officer
Michael R. Manning..............  44    Secretary and Treasurer
David Tovey.....................  54    Vice President and General Manager, Peripheral Products
Lawrence F. Fortmuller..........  50    Vice President and General Manager, Computer Products
David M. Race...................  43    Vice President and General Manger, Enclosure Management
                                        Products
Mark A. Edwards.................  40    Vice President, Sales and Corporate Marketing

     Officers of the Company are elected annually by the Board of Directors for each year period, or portion thereof, and serve at the discretion of the Board of Directors of the Company.

     Mr. Desai joined the Company in August 1995 as President and Chief Technical Officer of QLogic and President of QLogic Foreign Sales Corporation. He was subsequently promoted to President and Chief Executive Officer, became a Director in January 1996 and Chairman of the Board in May 1999. From May 1995 to August 1995, he was Vice President, Engineering (Systems Products) at Western Digital Corporation, a manufacturer of disk drives. From July 1990 until May 1995, he served as Director of Engineering, and subsequently Vice President of Engineering at QLogic. From 1980 until joining the Company in 1990, Mr. Desai was an Engineering Section Manager at Unisys Corporation, a computer system manufacturer.

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

     Mr. Manning joined Emulex, a network product manufacturer (QLogic's former parent company) in July 1983 as Director of Tax. He was named Senior Director and Treasurer of Emulex in April 1991 and Secretary in August 1992. Mr. Manning joined the Company in June 1993. Prior to joining Emulex, Mr. Manning was a Tax Manager at KPMG LLP, independent certified public accountants.

     Mr. Tovey joined the Company in April 1994 as Vice President Marketing, and was named Vice President and General Manager of Peripheral Product in July 1996. From March 1985 to April 1994, he held various positions with Toshiba America Information Systems, a computer system manufacturer including director of technology planning and Vice President of OEM marketing. Prior to Toshiba, Mr. Tovey held various marketing and sales management positions with Unisys Corporation.

     Mr. Fortmuller joined the Company in October 1996 as Vice President and General Manager, Computer Products. From June 1987 to October 1996, Mr. Fortmuller held management positions at AST Research, Inc., a computer manufacturer, including Vice President, Americas Marketing.

     Mr. Race joined the Company in August 1998 as Vice President and General Manager, Enclosure Management Products. Mr. Race was Co-founder and President of Silicon Design Resources, Inc. (SDR) from January 1996 until August 1998, when SDR was acquired by QLogic. From January 1996 to August 1998 Mr. Race held positions at Software.com, and Distributed Processing Technology from March 1989 to January 1996.

     Mr. Edwards joined the Company in September 1996 as Vice President of Sales and Corporate Marketing. Prior to joining the Company, Mr. Edwards worked at Unisys from August 1993 to September 1996 where he was most recently Vice President, Sales & Marketing for the Storage Systems Division. Mr. Edwards has held a number of sales and marketing positions in the U.S. and Europe with Unisys, Digital Equipment Corporation and Zitel.

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

     Share prices have been adjusted to reflect the two-for-one stock split of the Company's common stock which was effected February 15, 1999.

                                                                 SALES PRICES
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
FISCAL 1999
First Quarter...............................................  23.5625    17.5000
Second Quarter..............................................  35.3905    13.9375
Third Quarter...............................................  67.1250    25.2500
Fourth Quarter..............................................  81.5000    46.5000

FISCAL 1998
First Quarter...............................................  13.2500     9.3750
Second Quarter..............................................  22.6875    12.3750
Third Quarter...............................................  22.6875    12.2500
Fourth Quarter..............................................  21.0000    12.0000

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of common stock of the Company as of May 23, 1999 was 345.

DIVIDENDS

     The Company has never paid cash dividends on its common stock and has no current intention to do so.

ITEM 6. SELECTED FINANCIAL DATA

     The following table of certain selected data regarding the Company should be read in conjunction with the consolidated financial statements and notes thereto.

                                                             FISCAL YEAR ENDED
                                        ------------------------------------------------------------
                                        MARCH 28,    MARCH 29,    MARCH 30,    MARCH 31,    APRIL 2,
                                          1999         1998         1997         1996         1995
                                        ---------    ---------    ---------    ---------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENTS OF OPERATIONS DATA
Net revenues..........................  $117,182     $ 81,393      $68,927      $53,779     $57,675
Cost of revenues......................    42,603       34,049       38,151       34,413      34,285
                                        --------     --------      -------      -------     -------
  Gross profit........................    74,579       47,344       30,776       19,366      23,390
                                        --------     --------      -------      -------     -------
Operating expenses:
  Engineering and development.........    24,358       15,601       10,422        7,191       7,598
  Selling and marketing...............    11,062        8,707        6,372        6,490       7,541
  General and administrative..........     5,794        4,550        4,628        4,501       4,872
                                        --------     --------      -------      -------     -------
          Total operating expenses....    41,214       28,858       21,422       18,182      20,011
                                        --------     --------      -------      -------     -------
  Operating income....................    33,365       18,486        9,354        1,184       3,379
Interest expense......................        84          109          125          153         146
Interest and other income.............     5,657        3,453          602          172          93
                                        --------     --------      -------      -------     -------
  Income before income taxes..........    38,938       21,830        9,831        1,203       3,326
Income tax provision..................    13,239        8,422        3,983          537       1,361
                                        --------     --------      -------      -------     -------
Net income............................  $ 25,699     $ 13,408      $ 5,848      $   666     $ 1,965
                                        ========     ========      =======      =======     =======
Basic net income per share (1)........  $   1.47     $   0.88      $  0.51      $  0.06     $  0.18
                                        --------     --------      -------      -------     -------
Diluted net income per share (1)......  $   1.38     $   0.83      $  0.48      $  0.06     $  0.18
                                        --------     --------      -------      -------     -------
SELECTED BALANCE SHEET DATA
Working capital.......................  $110,687     $ 90,749      $19,811      $13,334     $10,564
Total assets..........................  $172,923     $136,242      $36,963      $28,539     $24,592
Long-term capitalized lease
  obligations, excluding current
  installments........................  $     --     $    141      $   352      $   576     $   853
Other non-current liabilities.........  $     --     $    466      $   924      $ 2,016     $ 1,381
Total stockholders' equity............  $152,684     $118,049      $24,353      $16,277     $15,581

---------------
(1) Effective February 15, 1999, the Company completed a two-for-one stock split. All per share data has been retroactively restated to reflect the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company undertakes no obligation to update the information contained in this Item 7.

                             RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the dollars and percentage of total revenues in the Company's consolidated statements of income:

                                                          FISCAL YEAR ENDED
                                      ---------------------------------------------------------
                                       MARCH 28, 1999       MARCH 29, 1998      MARCH 30, 1997
                                      -----------------    ----------------    ----------------
                                                           (IN THOUSANDS)
Net revenues........................  $117,182    100.0%   $81,393    100.0%   $68,927    100.0%
Cost of revenues....................    42,603     36.4     34,049     41.8     38,151     55.3
                                      --------    -----    -------    -----    -------    -----
  Gross profit......................    74,579     63.6     47,344     58.2     30,776     44.7
                                      --------    -----    -------    -----    -------    -----
Operating expenses:
  Engineering and development.......    24,358     20.8     15,601     19.2     10,422     15.1
  Selling and marketing.............    11,062      9.4      8,707     10.7      6,372      9.3
  General and administrative........     5,794      4.9      4,550      5.6      4,628      6.7
                                      --------    -----    -------    -----    -------    -----
     Total operating expenses.......    41,214     35.1     28,858     35.5     21,422     31.1
                                      --------    -----    -------    -----    -------    -----
     Operating income...............  $ 33,365     28.5%   $18,486     22.7%   $ 9,354     13.6%
                                      ========    =====    =======    =====    =======    =====

NET REVENUES

     The Company's net revenues are derived primarily from the sale of SCSI and Fibre Channel based I/O products and enclosure management products. License fees and non-recurring engineering fees also contribute to the Company's net revenues. Net revenues for fiscal 1999 increased $35.8 million or 44% from fiscal 1998 to $117.2 million. The increase was the result of a $20.1 million increase in sales of the Host Board product line, a $10.4 million increase in sales of the TEC product line, a $3.2 million increase in sales of the GEM product line and a $1.6 million increase in sales of the FTEC product line.

     Net revenues for fiscal 1998 increased $12.5 million or 18% from fiscal 1997 to $81.4 million. The increase was the result of an $8.7 million increase in sales of the Host Board product line, combined with a $4.4 million increase in sales in the FAS product line. A partially offsetting decline of $0.6 million occurred in license fees.

     Export revenues for fiscal 1999 increased $27.5 million or 79% from fiscal 1998, to approximately $62.1 million, primarily due to increased sales to customers in Japan and to a lessor extent, Europe. Export revenues for fiscal 1998 increased $31.3 million or 10% from fiscal 1997, to approximately $34.6 million, primarily due to increased sales to customers in Europe, along with smaller increases from Southeast Asia.

     Countries in the Pacific Rim continue to suffer from the influence of the Asian economic crisis. This could lead to widespread financial difficulty among the companies in this region. Export revenues (primarily to the Pacific Rim countries) of the Company's products amounted to $62.1 million in fiscal year 1999, $34.6 million in fiscal year 1998, and $31.3 million of net revenues for fiscal year 1997. As a percentage of net revenues, export revenues accounted for 53% in fiscal year 1999, 42% in fiscal year 1998, and 45% in fiscal year 1997. Export revenues are denominated in U.S. dollars. The Company does not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of the Company's operations.

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The Company's six largest customers in each respective period accounted for approximately 69% of net revenues in fiscal year 1999, and 71% in fiscal years 1998 and 1997. For fiscal 1999, Fujitsu Limited accounted for 24% of net revenues, and Sun Microsystems, Inc. accounted for 19% of the Company's net revenues. For fiscal 1998, Fujitsu Limited accounted for 23% of net revenues, Sun Microsystems, Inc. accounted for 20%, of net revenues. For fiscal 1997, and Sun Microsystems, Inc. accounted for 20% of net revenues, Tokyo Electron Limited accounted for 19%, and Fujitsu Limited accounted for 16%.

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

GROSS PROFIT

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage for fiscal 1999 was 64%, an increase from 58% in the prior fiscal year. The percentage increase was due to the introduction of new, higher margin products and volume related cost reductions on mature products, combined with improved quality resulting in reduced scrap expenses.

     The gross profit percentage for fiscal 1998 was 58%, an increase from 45% in the prior fiscal year. The percentage increase was due to a shift in product mix to products with lower unit costs, as well as increased production volumes. Additionally, multiple disciplines within the Company worked together to improve inventory management.

     The gross profit percentage for fiscal 1997 was 45%, an increase from 36% in the prior fiscal year. The percentage increase was due to increased revenue from products that contain higher levels of integration and functionality and are generally associated with higher average selling prices and gross margins. The Company continued to focus on reducing component costs as well as implementing design efficiencies during fiscal 1997.

     The Company's ability to maintain its current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. As a result, the Company does not anticipate gross profit percentage to increase at a rate consistent with historic trends.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related material, occupancy costs, and computer support. The Company believes that continued investments in engineering and development activities are critical to achieving its strategic objectives. The Company expects that engineering and development expenses will increase in absolute dollars in fiscal 2000.

     Engineering and development expenses were $24.4 million in fiscal year 1999, $15.6 million in fiscal 1998 and $10.4 million in fiscal 1997. As a percentage of net revenues this amounted to 20.8% in fiscal 1999, 19.2% in fiscal 1998 and 15.1% in fiscal 1997. The increase in spending each fiscal year was largely due to increased levels of spending for Fibre Channel and SCSI design and engineering support. Additionally, in 1999 the Company incurred a $2.1 million charge for acquired in-process technology relating to the acquisition of Silicon Design Resources, Inc.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. The Company believes continued investments of these type of expenses are critical to the success of its strategy of expanding relationships with its customers. As a result, the Company expects sales and marketing expenditures will increase in absolute dollars in the future.

     Sales and marketing expenses were $11.1 million in fiscal 1999, $8.7 million in fiscal 1998 and $6.4 million in fiscal 1997. As a percentage of net revenues this amounted to 9.4% in fiscal 1999, 10.7% in fiscal 1998 and 9.3% in fiscal 1997. The increases in dollars reflected an increased level of sales commissions paid as a result of the increase in revenues. The decrease in sales and marketing expenses as a percentage of net revenues from fiscal 1998 to fiscal 1999 relates to economies of scale realized from the growth in net revenues. As a percentage of net revenues, sales and marketing expenses increased from fiscal 1997 to fiscal 1998 due to increases in sales and marketing personnel.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, human resources and information technology personnel. Non-personnel related expenses consist of recruiting fees, professional services and corporate expenses. The Company expects general and administrative expenses to increase in absolute dollars as it adds personnel and incurs additional costs relating to the growth of the business and its operation as a public company.

     General and administrative expenses were $5.8 million in fiscal 1999, and $4.6 million in fiscal 1998 and 1997. As a percentage of net revenues this amounted to 4.9% in fiscal 1999, 5.6% in fiscal 1998 and 6.7% in fiscal 1997. In fiscal 1999, general and administrative expenses increased due to an increase in outside services related to the acquisition of Silicon Design Resources, Inc. Additionally, salaries and fringe benefits increased by $0.5 million due to an increase in general and administrative personnel. The decrease in general and administrative expenses as a percentage of net revenues is due to the Company benefiting from economies of scale related to the increases in net revenue.

     General and administrative expenses remained relatively consistent in fiscal year 1998 and 1997.

NON-OPERATING INCOME

     Interest and other income, net of interest expense, was $5.6 million in 1999, $3.3 million in fiscal 1998 and $0.5 in fiscal 1997. The increases in interest and other income in fiscal 1999 and 1998 are largely due to increases in cash equivalents and investment balances due to $77.5 million in net proceeds received from a secondary stock offering in the second quarter of fiscal 1998. Additionally, cash equivalent and investment balances have increased due to cash flow from operations in each of the last three fiscal years.

INCOME TAX PROVISION

     The Company's effective tax rates were approximately 34% in fiscal 1999, 39% in fiscal 1998, and 41% in fiscal 1997. The decrease in tax rate in fiscal 1999 is due to benefits realized from research and development and other tax credits as well as the movement of a portion of the Company's investments into tax exempt securities. The decrease in tax rate in fiscal 1998 is due to the decrease in the valuation allowance relating to the Company's deferred tax assets, and to a lesser extent, the movement of a portion of the Company's investments into tax exempt securities.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's combined balances of cash and cash equivalents, short-term and long-term investments have increased to $130.5 million at March 28, 1999 and $112.8 million at March 29, 1998. The increases are primarily attributable to receiving net proceeds of $77.5 million from a secondary stock offering in the second quarter of fiscal 1998. Additionally, the increase in cash flow from operations in those fiscal years has increased the combined balances of cash and cash equivalents, short-term and long-term investments.

     The Company's primary source of liquidity is derived from working capital and a $7.5 million unsecured line of credit with Silicon Valley Bank. Working capital increased $20.0 million to $110.7 million at March 28, 1999 and increased $70.9 million to $90.7 million at March 29, 1998. The increase in working capital in fiscal 1999 is largely attributable to cash flow from operations. The increase in working capital in fiscal 1998 is attributable to the increase in cash and cash equivalents and short-term investments as a result of the proceeds from the secondary stock offering. The $7.5 million line of credit facility with Silicon Valley Bank allows the Company to borrow at the bank's prime rate. The credit facility expires on July 5, 1999, and, although there can be no assurance, the Company currently expects to renew this line of credit. There are no borrowings under this credit facility at March 28, 1999.

     The Company's cash flow provided by operations was $23.5 million in fiscal 1999, $19.0 million for fiscal 1998 and $12.6 million for fiscal 1997. The growth in cash provided by operations is primarily due to increases in profitability for those fiscal years. Additionally, in fiscal year 1999, cash flow from operations was improved by increases in accounts payable and other accrued liabilities and was offset by an increase in inventories and a decrease in income taxes payable. In fiscal year 1998, cash flow from operations was improved by increases to income taxes payable and accounts payable and was partially offset by an increase to accounts receivable.

     The Company's cash flow used in investing activities was $47.4 million in fiscal 1999, $52.6 million for fiscal 1998 and $3.9 million for fiscal 1997. The decrease in cash used in investing activities is primarily due to decreases in purchases of short and long-term investments, net of maturing investments. In fiscal year 1998, the increase in the cash used in investing activities relates to purchases of short and long-term investments, net of maturing investments. Additionally, capital expenditures were $6.8 million in fiscal 1999, and $3.9 million in both fiscal 1998 and fiscal 1997. During fiscal year 2000, the Company anticipates spending between $2.5 million to $3.5 million for leasehold improvements and relocation related expenses associated with the corporate headquarters relocation to Aliso Viejo, California. The Company may exercise its option to purchase the Aliso Viejo facility which could increase the Company's potential cash expenditures to approximately $30.0 to $35.0 million.

     The Company's cash flow provided by financing activities was $3.0 million in fiscal 1999, $78.6 million for fiscal 1998 and $2.0 million for fiscal 1997. The cash provided by financing activities for fiscal years 1999 and 1997 is primarily due to increases in proceeds from issuance of stock under employee stock plans. For fiscal year 1998, the majority of the cash provided by financing activities was generated from a secondary stock offering in the second quarter of that year.

     The Company believes that it has sufficient working capital and an available credit facility to finance its operations for fiscal year 2000.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Business" or "Management's Discussion and Analysis of Condition and Results of Operations" or elsewhere in this report.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant portion of the Company's net revenues in each fiscal quarter result from orders booked in that quarter. In the past, a significant percentage of the Company's quarterly bookings and sales to major customers occurred during the last month of the quarter, and there can be no assurance that this trend will not return in the future. Orders placed by major customers are typically based on their forecasted sales and inventory levels for the Company's products. Changes in purchasing patterns by one or more of the Company's major customers, customer order changes or rescheduling, gain or loss of significant customers, customer policies pertaining to desired inventory levels of the Company's products, negotiations of rebates and extended payment terms, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders, could result in material fluctuations in quarterly operating results. Certain large OEM customers may require the Company to maintain higher levels of inventory, or field warehouses in attempt to minimize their own inventories. In addition, the Company must order its products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are subject to rapid technological and price changes, there is a risk the Company will forecast incorrectly and produce excess or insufficient inventory of particular products. To the extent the Company produces excess or insufficient inventory or is required to hold excess inventory, the Company's operating results could be adversely effected.

     Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: the time, availability and sale of new products; seasonal OEM customer demand, such as the decline experienced in the fiscal quarter ended June 30, 1996; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components, including silicon wafers; warranty expenses; variations in product development and other operating expenses; adoption of new accounting pronouncements and/or changes in Company policies and general economic and other conditions effecting the timing of customer orders and capital spending. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and its competitors' products. Although the Company does not maintain its own wafer manufacturing facility, a large portion of the Company's expenses is fixed and difficult to reduce in a short period of time. If net revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements by the Company, its competitors or others regarding new products and technologies could cause customers to defer or cancel purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated design-in cycles for the Company's products have in the past adversely effected the Company's quarterly results of operations. Due to all of the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would likely be materially and adversely effected.

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The loss of any of the Company's major customers would have a material adverse effect on its business, financial condition and results of operations. Some of these customers are based in the Pacific Rim, which is subject to economic and political uncertainties. In addition, a majority of the Company's customers order the Company's products through written purchase orders as opposed to long term supply contracts and, therefore, such customers are generally not obligated to purchase products from the Company for any extended period. Major customers also have significant leverage over the Company and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, financial condition and results of operations. This risk is increased due to the potential for some of these customers merging or acquiring other customers of the Company. As the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company provides certain customers with price protection in the event that the Company reduces the prices of its products. While the Company maintains reserves for such price protection, there can be no assurance that the impact of future price reductions by the Company will not exceed the Company's reserves in any specific fiscal period. Any price protection in excess of recorded reserves could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. Most of the Company's products compete with products available from several companies, many of which have substantially greater research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of the Company. The Company believes that its future operating results will depend, in part, upon its ability to continue to improve product and process technologies and develop new technologies in order to achieve or maintain the performance advantages of products and processes relative to competitors, to adapt products and processes to technological changes, and to identify and adopt emerging industry standards. Because of the complexity of its products, the Company has experienced delays from time to time in completing products on a timely basis. If the Company is unable to design, develop and introduce competitive new products on a timely basis, its future operating results would be materially and adversely effected.

     The Company currently competes primarily with Texas Instruments, Adaptec, Inc. and LSI Logic in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company competes primarily with Texas Instruments, LSI Logic, Hewlett-Packard Company and Emulex Corporation. In the IDE sector, the Company competes with ST Microelectronics and Cirrus Logic, Inc. In the enclosure management sector, the Company competes primarily with the Symbios division of LSI Logic and the Serano division of Vitesse Semiconductor Corporation. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from the Company.

     The Company will need to continue to develop products appropriate to its markets to remain competitive as its competitors continue to introduce products with improved performance characteristics. While the Company continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that the Company will develop and introduce new technology and products in a timely manner. Further, several of the Company's competitors have greater resources devoted to securing semiconductor foundry capacity (e.g. long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry). In addition, while relatively few competitors offer a full range of SCSI and other I/O products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets. There can be no assurance that the Company will compete successfully in the future.

DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS

     The Company currently relies on several independent foundries to manufacture its semiconductor products either in finished form or wafer form. Generally, the Company conducts business with some of its foundries through written purchase orders as opposed to long-term supply contracts and, therefore, such foundries are generally not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order as may be accepted by a foundry. To the extent a foundry terminates its relationship with the Company or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. Historically, there have been periods when there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. There can be no assurance that new supply sources will be able or willing to satisfy the Company's wafer requirements on a timely basis or at acceptable quality or unit prices. While the quality, yield and timeliness of wafer deliveries to date have been acceptable; there can be no assurance that manufacturing yield problems will not occur in the future.

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

     The Company's ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. These risks include that the Company's suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components or packaging services to the Company. In addition, the Company's flexibility to move production of any particular product from one foundry to another can be limited in that such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources which otherwise could be dedicated to new product development, which would adversely affect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more foundries. In addition, the Company could encounter supply shortages if sales grow substantially. The Company uses domestic and offshore subcontractors for die assembly of its semiconductor products purchased in wafer form, and for assembly of its host adapter board products. The Company's reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. The Company is also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of the Company's products. In addition, the Company may receive orders for large volumes of products to be shipped within short periods, and the Company may not have sufficient testing capacity to fill such orders. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the Company's foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including those that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

TRANSACTIONS TO OBTAIN MANUFACTURING CAPACITY; FUTURE CAPITAL NEEDS

     The Company is not currently experiencing any difficulties in obtaining sufficient foundry capacity due to the current availability of worldwide semiconductor fabrication capacity. However, the Company and the semiconductor industry have, in the past, experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, especially wafers manufactured using advanced process technologies, the Company may consider various possible transactions, including the use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods or equity investments in, or advances to, wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these transactions would involve financial risk to the Company and could require the Company to commit substantial capital or provide technology licenses in return for guaranteed production capacity. The need to commit substantial capital may require the Company to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company.

RELIANCE ON HIGH PERFORMANCE COMPUTER AND COMPUTER PERIPHERAL MARKET

     A significant portion of the Company's host adapter board products and hard disk drive controller products are ultimately used in high-performance file servers, workstations and other office automation products. The Company's growth has been supported by increasing demand for sophisticated I/O solutions which support database systems, servers, workstations, Internet/Intranet applications, multimedia and telecommunications. Should there be a slowing in the growth of demand for such systems, the Company's business, financial condition and results of operations could be materially and adversely effected.

     As a supplier of controller products to manufacturers of computer peripherals such as disk drives and other data storage devices, a portion of the Company's business is dependent on the overall market for computer peripherals. This market, which itself is dependent on the market for computers, has historically been characterized by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the computer peripherals industry from time to time experience large and sudden fluctuations in demand for their products as their customers adjust to changing conditions in their markets. If these fluctuations are not accurately anticipated, such suppliers, including the Company, could produce excessive or insufficient inventories of various components, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS; INDUSTRY STANDARDS

     The markets in which the Company and its competitors compete are characterized by rapidly changing technology, evolving industry standards and continuing improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards, compete effectively on the basis of price and performance, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In anticipation of the implementation of Fibre Channel data transfer interface technologies, the Company has invested, and will continue to invest, significant resources in developing its integrated circuit single chip PCI to Fibre Channel controllers. There can be no assurance that Fibre Channel will be adopted as a predominant industry standard. The Company is aware of products for alternative I/O standards and enabling technologies being developed by its competitors. The Company believes that certain competitors, including Adaptec, Inc., have extensive development efforts related to products based on new parallel SCSI I/O technology. There can be no assurance that such technology will not be adopted as an industry standard and if an alternative standard is adopted, there can be no assurance the Company will timely develop products for such standard. Further, even if Fibre Channel is adopted, there can be no assurance that the Company's integrated PCI to Fibre Channel controller will be fully developed in time to be accepted for use in Fibre Channel technology or that, if developed, will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that Fibre Channel is not adopted as an industry standard, or that the Company's integrated circuit PCI to Fibre Channel controllers are not timely developed or do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely effected.

     The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as IDE, SCSI, Ultra SCSI, Ultra2 SCSI, Ultra3 SCSI and PCI. In addition, the Company's Fibre Channel products have been designed to conform to a standard that has yet to be uniformly adopted. The Company's products must be designed to operate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, operating system software and peripherals. The Company depends on significant cooperation with these manufacturers in order to achieve its design objectives and produce products that interoperate successfully. While the Company believes that it generally has good relationships with leading microprocessor, systems and peripheral suppliers, there can be no assurance that such suppliers will not from time to time make it more difficult for the Company to design its products for successful interoperability. If industry acceptance of these standards was to decline or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business, financial condition and results of operations could be materially and adversely effected.

     The Company could experience delays in product development that are common in the computer and semiconductor industry. Significant delays in product development and release would adversely effect the Company's business, financial condition and results of operations. There can be no assurance that the Company will respond effectively to technological changes, new product announcements by other companies or that the Company's research and development efforts will be successful. Furthermore, introduction of new products and moving production of existing products to different suppliers involves substantial business risks because of the possibility of product "bugs" or performance problems, in which event the Company could experience significant product returns, warranty expenses and expedite charges, in addition to lower sales and lower profits.

IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

     The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible with those of the Company. Acquisitions involve numerous risks, including identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, the potential loss of current customers and/or retention of the acquired Company's customers and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely effect the Company's business, financial condition, results of operations or stock price. With respect to recording future business combinations the FASB has announced it may abolish the pooling-of-interests accounting treatment as well as the accounting treatment of acquired in-process research and development. The proposal would effect transactions after January 1, 2001. If the FASB does eliminate pooling-of-interests accounting treatment, the Company's ability to consummate a business combination without incurring goodwill, would be adversely effected.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success is highly dependent on the continued services of its key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and its ability to identify and hire additional personnel. The loss of the services of key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the market for key personnel in the industries in which it competes is highly competitive. In particular, periodically the Company has experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipates that competition for such personnel will increase in the future. There can be no assurance that the Company will be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future, or to manage the Company's business, both in the United States and abroad.

RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS

     The Company expects that export revenues will continue to account for a significant percentage of the Company's net revenues for the foreseeable future. As a result, the Company is subject to several risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements, such as export requirements, tariffs and other barriers; differences in intellectual property protections; difficulties in staffing and managing foreign operations; potentially longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability; and general trade restrictions. A significant amount of the Company's customers and suppliers are located in Japan. Recently, the Asian markets have suffered property price deflation. This asset deflation has taken place especially in countries that have had a collapse in both their currency and stock markets. These deflationary pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region. The Company's export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has experienced intellectual property claims being made against it in the past. There can be no assurance that patent or other intellectual property infringement claims will not be asserted against the Company or its suppliers in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses or similar arrangements would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, should the Company decide to, or be forced to, litigate such claims, such litigation could be expensive and time consuming, could divert management's attention from other matters or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. The Company's supply of wafers and other components can also be interrupted by intellectual property infringement claims against its suppliers.

YEAR 2000

     The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems, customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. The Company has initially assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address certain aspects of the Year 2000 problem. The potential impacts to the Company identified by the plan include internal information technology ("IT") systems, internal non-IT systems, including embedded technology, the Company's products, and the readiness of significant third parties with whom the Company has material relationships.

     Internal IT Systems. The Company has formed a Year 2000 committee that oversees the Company's Year 2000 readiness activities. The Year 2000 committee has executive sponsorship and periodically reports status to the Audit Committee of the Board of Directors. The Year 2000 committee is charged with raising awareness throughout the company, developing tools and methodologies for internally addressing the Year 2000 issue, developing and monitoring plans to bring non-compliant applications and infrastructure into compliance and identifying and resolving high-risk Year 2000 issues.

     The Company is addressing Year 2000 issues in a phased approach consisting of the following phases: (1) assessment, (2) planning, (3) preparation and (4) implementation. The assessment phase consists of taking an inventory of the Company's internal IT and non-IT systems and assessing risk, identifying potential solutions and estimating repair or remediation costs. The planning phase consists of identifying tasks to ensure Year 2000 readiness, identifying mission-critical applications and infrastructure, and coordinating testing dates and remediation timing. The third phase, preparation, includes coordinating the remediation process and the implementation phase involves testing, repair and/or replacement of non-compliant application and infrastructure. The implementation phase is concluded with establishing contingency plans for the Company's mission-critical systems and infrastructure.

     The Company has completed testing and remediation efforts for its critical information systems and will continue to monitor them to ensure they remain Year 2000 compliant. The Company's non-critical internal IT systems are in the implementation phase and remediation is expected to be completed by June 30, 1999.

     Internal Non-IT Systems. The Company's non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone and voice mail systems, building access and security systems, facility environmental systems and other equipment with embedded technology. The Company has completed remediation efforts for its critical internal non-IT systems and will continue to monitor them to ensure they remain Year 2000 compliant. The remaining non-critical non-IT systems are in the implementation phase and remediation is expected to be completed by June 30, 1999.

     Products. The Company's products include I/O and enclosure management semiconductors as well as I/O host bus adapter products. The Company has completed an assessment of its products and has determined they do not contain specific date functions that would be impacted by the change in the century.

     Material Third-Party Relationships. The Company's material third-party suppliers include key suppliers, contract manufacturers, vendors and business partners. The process for evaluating third-party risk includes the following steps: (1) distribution of an initial readiness assessment, (2) if necessary, a comprehensive risk assessment combined with telephone or on site interviews, and (3) preparing contingency plans based on the assessed risk for each third party relationship. The Company has received responses from its initial readiness assessment and is distributing secondary assessments and conducting necessary interviews. The assessment and interview phase is expected to be completed by July 31, 1999, and contingency plans finalized by September 30, 1999.

     The Company currently estimates that the costs associated with the Year 2000 should not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment, planning, preparation and implementation have not been material to the results of operations.

     The Company believes its greatest risks related to the Year 2000 issue involve its relationships with its critical third party suppliers and service providers. Potential impacts to the Company include an interrupted product flow from critical suppliers due to their Year 2000 interruptions, supplier allocation or limiting products and/or sub-assemblies due to unforeseen product shortages, potential infrastructure collapse such as interruptions in public utilities, electricity or telecommunications. Any of the foregoing risks, as well as the fruition of a combination of lesser risks, could adversely impact the Company's financial condition and results of operations. Contingency plans to mitigate or reduce these risks are being formulated to address each area of the Company's Year 2000 compliance plan, and are expected to be completed by September 30, 1999. However, as many of the third party service providers such as the public utilities are outside of the Company's control, there can be no assurance that a material adverse impact to the Company's financial condition or results of operations would not occur.

VOLATILITY OF STOCK PRICE

     The market price of the common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Future announcements concerning the Company or its competitors or customers, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by the Company or its competitors, conditions in the semiconductor industry, changes in earnings estimates by analysts, market conditions for high technology stocks in general, the potential for a shareholder lawsuit, or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS

     Pursuant to the Company's Restated Certificate of Incorporation, as amended, the Board of Directors is authorized to approve the issuance of shares of currently undesignated preferred stock, to determine the price, powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed on any unissued series of the preferred stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. Pursuant to this authority, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. Concurrently with the February 1999 two-for-one stock split, each "pre-split" share was adjusted to one-half-right per share of common stock. The Shareholder Rights Plan, the undesignated preferred stock and certain provisions of the Delaware law may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

FACILITIES

     The Company currently occupies an 97,000 square foot facility in Costa Mesa, California containing its corporate, principle product development, and sales personnel, as well as its operational facilities. QLogic has entered into a ten-year lease agreement to expand and relocate its Costa Mesa operations to a 165,000 square foot facility in Aliso Viejo, California. The lease commences upon completion of the construction of the facility expected in November 1999 to February 2000. There can be no assurance the Company will continue to grow and fully utilize its expanded facility. As a result, the Company may incur additional costs associated with carrying facility expansion capabilities, which could adversely impact future earnings. Additionally, the Company will experience additional costs associated with the relocation, which may adversely impact future earnings. The Company may experience an adverse impact to future earnings due to loss of management focus or business interruption related to issues surrounding the relocation of operations.

     The Company's current headquarters in Costa Mesa, California and the future site in Aliso Viejo, California are located near major earthquake faults. The Company is not specifically insured for earthquakes, or other such natural disasters. Any damage to the facilities as a result of such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity

     At March 28, 1999, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $87 million (see Note 4 of Notes to Consolidated Financial Statements). The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 28, 1999, the decline in the fair value of the portfolio would not be material to the Company's financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are referenced in Item 14(a).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
QLogic Corporation:

     We have audited the consolidated financial statements of QLogic Corporation and subsidiaries as listed in Item 14(a). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 28, 1999 and March 29, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
May 6, 1999

                               QLOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 28, 1999 AND MARCH 29, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                1999        1998
                                                              --------    --------
Cash and cash equivalents...................................  $ 43,174    $ 64,090
Short term investments......................................    57,613      27,746
Accounts and notes receivable, less allowance for doubtful
  accounts of $940 as of March 28, 1999 and $746 as of March
  29, 1998..................................................    11,917       7,836
Inventories.................................................    10,623       3,835
Deferred income taxes.......................................     5,649       4,353
Prepaid expenses and other current assets...................     1,950         475
                                                              --------    --------
          Total current assets..............................   130,926     108,335
Long term investments.......................................    29,760      20,934
Property and equipment, net.................................    10,409       6,372
Other assets................................................     1,828         601
                                                              --------    --------
                                                              $172,923    $136,242
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  6,432    $  3,765
Accrued compensation........................................     7,378       4,975
Income taxes payable........................................     1,358       5,112
Deferred revenue............................................     1,074       1,913
Other accrued liabilities...................................     3,997       1,821
                                                              --------    --------
          Total current liabilities.........................    20,239      17,586
Other non-current liabilities...............................        --         607
                                                              --------    --------
          Total liabilities.................................    20,239      18,193
                                                              --------    --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.10 par value; 1,000,000 shares
     authorized, (200,000 shares designated as Series A
     Junior Participating Preferred, $.001 par value); none
     issued and outstanding.................................        --          --
  Common stock, $.05 par value; 50,000,000 shares
     authorized, 17,961,058 and 17,301,652 shares issued and
     outstanding at March 28, 1999 and March 29, 1998,
     respectively...........................................       898         865
  Additional paid-in capital................................   107,911      99,008
  Retained earnings.........................................    43,875      18,176
                                                              --------    --------
          Total stockholders' equity........................   152,684     118,049
                                                              --------    --------
                                                              $172,923    $136,242
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
         YEARS ENDED MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998       1997
                                                              --------    -------    -------
Net revenues................................................  $117,182    $81,393    $68,927
Cost of revenues............................................    42,603     34,049     38,151
                                                              --------    -------    -------
  Gross profit..............................................    74,579     47,344     30,776
                                                              --------    -------    -------
Operating expenses:
  Engineering and development...............................    24,358     15,601     10,422
  Selling and marketing.....................................    11,062      8,707      6,372
  General and administrative................................     5,794      4,550      4,628
                                                              --------    -------    -------
          Total operating expenses..........................    41,214     28,858     21,422
                                                              --------    -------    -------
Operating income............................................    33,365     18,486      9,354
Interest expense............................................        84        109        125
Interest and other income...................................     5,657      3,453        602
                                                              --------    -------    -------
Income before income taxes..................................    38,938     21,830      9,831
Income tax provision........................................    13,239      8,422      3,983
                                                              --------    -------    -------
Net income..................................................  $ 25,699    $13,408    $ 5,848
                                                              ========    =======    =======
Net income per share:
  Basic.....................................................  $   1.47    $  0.88    $  0.51
                                                              --------    -------    -------
  Diluted...................................................  $   1.38    $  0.83    $  0.48
                                                              --------    -------    -------
Number of shares used in per share computations:
  Basic.....................................................    17,512     15,183     11,443
                                                              --------    -------    -------
  Diluted...................................................    18,690     16,198     12,230
                                                              --------    -------    -------

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         YEARS ENDED MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                                 (IN THOUSANDS)

                                                                               RETAINED
                                               COMMON STOCK     ADDITIONAL     EARNINGS         TOTAL
                                              ---------------    PAID-IN     (ACCUMULATED   STOCKHOLDERS'
                                              SHARES   AMOUNT    CAPITAL       DEFICIT)        EQUITY
                                              ------   ------   ----------   ------------   -------------
Balance as of March 31, 1996................  11,117    $556     $ 16,801      $(1,080)       $ 16,277
  Net income................................      --      --           --        5,848           5,848
  Issuance of common stock under employee
     stock plans............................     565      28        2,200           --           2,228
                                              ------    ----     --------      -------        --------
Balance as of March 30, 1997................  11,682     584       19,001        4,768          24,353
  Net income................................      --      --           --       13,408          13,408
  Stock offering............................   5,290     265       77,271           --          77,536
  Issuance of common stock under employee
     stock plans (including tax benefit of
     $1,494)................................     330      16        2,736           --           2,752
                                              ------    ----     --------      -------        --------
Balance as of March 29, 1998................  17,302     865       99,008       18,176         118,049
  Net income................................      --      --           --       25,699          25,699
  Issuance of common stock under employee
     stock plans (including tax benefit of
     $5,753)................................     659      33        8,903           --           8,936
                                              ------    ----     --------      -------        --------
Balance as of March 28, 1999................  17,961    $898     $107,911      $43,875        $152,684
                                              ======    ====     ========      =======        ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                                 (IN THOUSANDS)

                                                               1999         1998       1997
                                                             ---------    --------    -------
Cash flows from operating activities:
  Net income...............................................  $  25,699    $ 13,408    $ 5,848
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization.......................      3,366       2,434      3,023
       Write-off of acquired in-process technology.........      1,220          --         --
       Provision for doubtful accounts.....................        201         200        129
       Loss on disposal of property and equipment..........         89         161      1,338
       Benefit from deferred income taxes..................     (1,354)     (3,030)    (1,273)
       Changes in assets and liabilities:
          Accounts and notes receivable....................     (4,282)     (2,316)     1,184
          Inventories......................................     (6,788)        959      1,876
          Prepaid expenses and other current assets........     (1,475)        (84)      (152)
          Other assets.....................................     (1,158)         --         (6)
          Accounts payable.................................      2,667        (229)    (2,183)
          Accrued compensation.............................      2,403       1,750      1,375
          Income taxes payable.............................      1,999       5,163      1,391
          Other accrued liabilities........................      2,244         162        885
          Deferred revenue.................................       (839)        914        246
          Other non-current liabilities....................       (466)       (458)    (1,092)
                                                             ---------    --------    -------
          Net cash provided by operating activities........     23,526      19,034     12,589
                                                             ---------    --------    -------
Cash flows from investing activities:
  Additions to property and equipment......................     (6,766)     (3,924)    (3,866)
  Purchases of investments.................................   (103,448)    (53,059)        --
  Acquisition of business, net of cash acquired............     (1,957)         --         --
  Maturities of investments................................     64,755       4,379         --
                                                             ---------    --------    -------
          Net cash used in investing activities............    (47,416)    (52,604)    (3,866)
                                                             ---------    --------    -------
Cash flows from financing activities:
  Principal payments under capital leases..................       (209)       (225)      (274)
  Proceeds from issuance of stock under employee stock
     plans.................................................      3,183       1,258      2,228
  Proceeds from sale of common stock.......................         --      77,536         --
                                                             ---------    --------    -------
          Net cash provided by financing activities........      2,974      78,569      1,954
                                                             ---------    --------    -------
Net increase (decrease) in cash and cash equivalents.......    (20,916)     44,999     10,677
Cash and cash equivalents at beginning of year.............     64,090      19,091      8,414
                                                             ---------    --------    -------
Cash and cash equivalents at end of year...................  $  43,174    $ 64,090    $19,091
                                                             =========    ========    =======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest.................................................  $      65    $     90    $   133
                                                             =========    ========    =======
  Income taxes.............................................  $  13,116    $  6,275    $ 3,881
                                                             =========    ========    =======
Non-cash investing and financing activities:

     During fiscal year 1999, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $5,753, related to the tax benefit of exercises of stock options under the Company's stock option plans. Additionally, during fiscal year 1999 the Company recorded an accrual of $1,321, in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement. See Note 2 of Notes to Consolidated Financial Statements.

     During fiscal year 1998, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $1,494 related to exercises of stock options under the Company's stock option plans.

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General Business Information

     QLogic Corporation ("QLogic" or the "Company") designs and supplies semiconductor and board level input/output (I/O) products. The Company's I/O products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives and Redundant Arrary of Independent Disks Subsystems, or RAID subsystems. The Company also designs and supplies semiconductor enclosure management products. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. The Company's primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data storage peripherals.

  Principles of Consolidation and Financial Reporting Period

     The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. QLogic's fiscal year ends on the Sunday nearest March 31. The fiscal years ended March 28, 1999 ("fiscal 1999"), March 29, 1998 ("fiscal 1998") and March 30,
1997 ("fiscal 1997") each comprised 52 weeks.

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

  Capitalized Software Costs

     Statement of Financial Accounting Standards No. ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," provides for the capitalization of certain software development costs once technological feasibility is established. The cost so capitalized is then amortized on a straight-line basis over the estimated product life, or the ratio of current revenues to total projected product revenues, whichever is greater. No internal costs have been capitalized for all periods presented, as the impact on the consolidated financial statements is immaterial.

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

  Net Income per Share

     During the third quarter of 1998, the Company adopted SFAS 128, "Earnings per Share." All prior periods have been restated accordingly. Basic net income per common share was computed based on the weighted average number of common shares outstanding during the periods presented. Diluted net income per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares in computing diluted net income per share. The adoption of SFAS 128 did not have a material impact on the Company's financial statements.

  Segment Information

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The managements approach is based on the way that management organizes its operating segments within the enterprise. Operating segments, as defined by SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, for purposes of SFAS 131.

  Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term investments are carried at cost which approximates fair value.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, and trade accounts receivable. The Company places its marketable securities primarily in municipal bonds, corporate bonds and government securities, all of which are of high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

     The Company sells its products to original equipment manufacturers and distributors throughout the world, however, the Company expects to sell a significant amount of product in the Pacific Rim. The

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The Company has not historically experienced significant losses on accounts receivable.

  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents.

  Investments in Debt Securities

     The Company determines the appropriate balance sheet classification of its investments in debt securities based on maturity date at the time of purchase and evaluates the classifications at each balance sheet date. Debt securities are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income in the consolidated statements of income. The cost of securities sold is based on the specific identification method.

     The Company's investments in debt securities are diversified among high credit quality securities in accordance with the Company's investment policy.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

  Stock Based Compensation

     The Company accounts for its employee and director stock options and employee stock purchase plan in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123, "Accounting for Stock-Based Compensation," which was effective

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

for fiscal years beginning after December 31, 1995, provided an alternative to APB 25, but allowed companies to account for employee and director stock-based compensation under the current intrinsic value method as prescribed by APB 25. The Company has continued to account for its employee and director stock plans in accordance with APB 25. Additional pro forma disclosures as required under SFAS 123 are presented in Note 8 of notes to consolidated financial statements.

  Comprehensive Income

     During fiscal 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income equals net income as there are no non-owner sources of equity.

  Research and Development

     Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

  Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

NOTE (2) BUSINESS COMBINATION

     On August 20, 1998, the Company acquired the net assets of Silicon Design Resources, Inc. ("SDR") for $2,000 in cash. In addition, the Company is obligated to pay up to an additional $8,000 in cash provided that certain performance targets are achieved through fiscal year 2002. These payments will be accounted for as additional purchase price and allocated to the intangible assets acquired, specifically the in-process technology and the completed technology. The Company accounted for the transaction using the purchase method of accounting, and excluding the initial write-off of the acquired in-process technology in the quarter ended September 27, 1998, the impact to the Company's financial position and results of operations from the acquisition date was not material. Additionally, the Company incurred approximately $413 in professional fees related to the acquisition.

     The Company allocated the purchase price to the tangible and identifiable intangible net assets as of August 20, 1998 based on the fair market values of the assets; such fair values were derived from an independent third party appraisal. The fair value of the net assets acquired exceeded the initial payment, resulting in negative goodwill. This negative goodwill was allocated to the intangible assets acquired, based on their relative fair values. The allocation of the initial purchase price included $558 of net tangible assets, $635 of completed technology and $1,220 of in-process technology.

     At the time of the acquisition, SDR was a startup company which had two products which were in full production, and three research and development projects which were in the development stage. The primary purpose of the acquisition was to acquire these in-process projects and complete the development efforts. The Company believes the developmental projects had economic value, but had not reached technological feasibility and had no alternative future uses. In accordance with applicable accounting literature, the acquired in-process technology was written-off to engineering and development expense during the quarter ended September 27, 1998, and will continue to be written-off to engineering and development when future performance payments are earned. Acquired completed technology has been capitalized and is included in

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

other assets in the accompanying consolidated balance sheet. The acquired completed technology is being amortized on a straight-line basis over a period of three years from the acquisition date. At March 28,1999, a performance payment to the former shareholders of SDR of $1,321 was included in other accrued liabilities in the accompanying consolidated balance sheet. The payment was allocated to the intangible assets acquired: $870 was written-off as acquired in-process technology and $451 was capitalized as completed technology.

NOTE (3) NET INCOME PER SHARE

     The Company computed basic net income per share based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares.

     The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share amounts):

                                                         1999       1998       1997
                                                        -------    -------    -------
Numerator:
  Net income..........................................  $25,699    $13,408    $ 5,848
                                                        =======    =======    =======
Denominator:
  Denominator for basic net income per
     share -- weighted average shares.................   17,512     15,183     11,443
  Dilutive potential common shares, using treasury
     stock method.....................................    1,178      1,015        787
                                                        -------    -------    -------
  Denominator for diluted net income per share........   18,690     16,198     12,230
                                                        =======    =======    =======
Basic net income per share............................  $  1.47    $  0.88    $  0.51
                                                        -------    -------    -------
Diluted net income per share..........................  $  1.38    $  0.83    $  0.48
                                                        -------    -------    -------

     Options to purchase 38,348, 28,546 and 36,266 shares of common stock were outstanding as of March 28, 1999, March 29, 1998, and March 30, 1997, respectively, but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

NOTE (4) INVESTMENTS

     The Company's portfolio of investments consists of the following:

                                                                1999        1998
                                                              --------    --------
U.S. Government securities..................................  $  6,981    $ 10,474
Municipal securities........................................    61,305      47,825
Corporate debt securities...................................    35,253      21,625
Other debt securities.......................................    26,673      32,064
                                                              --------    --------
                                                              $130,212    $111,988
                                                              ========    ========

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     At March 28, 1999 and March 29, 1998, the net unrealized holding gains and losses on securities were immaterial. Investments at March 28, 1999 and March 29, 1998 were classified as shown below:

                                                                1999        1998
                                                              --------    --------
Cash equivalents............................................  $ 42,839    $ 63,308
Short-term investments......................................    57,613      27,746
Long-term investments (with maturities from 1 to 2 years)...    29,760      20,934
                                                              --------    --------
                                                              $130,212    $111,988
                                                              ========    ========

NOTE (5) INVENTORIES

     Components of inventories, net of reserves, are as follows:

                                                               1999       1998
                                                              -------    ------
Raw materials...............................................  $ 7,716    $2,720
Work in progress............................................      833       585
Finished goods..............................................    2,074       530
                                                              -------    ------
                                                              $10,623    $3,835
                                                              =======    ======

NOTE (6) PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                               1999       1998
                                                              -------    -------
Product and test equipment..................................  $20,238    $13,855
Furniture and fixtures......................................    1,907      1,543
Semiconductor tooling.......................................    2,119      1,957
Leasehold improvements......................................      590        575
Land and buildings..........................................      358        358
                                                              -------    -------
                                                               25,212     18,288
Less accumulated depreciation and amortization..............   14,803     11,916
                                                              -------    -------
                                                              $10,409    $ 6,372
                                                              =======    =======

NOTE (7) CAPITAL ACCOUNTS

  Common Stock

     At March 28, 1999 and March 29, 1998, the Company's authorized common stock was 50,000,000 and 25,000,000 shares, respectively, with 17,961,058 and
17,301,652 shares issued and outstanding, respectively. At March 28, 1999, 3,870,000 shares were reserved for the exercise of issued and unissued common stock options, and 600,000 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plan.

  Preferred Stock

     In fiscal 1994, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 1,000,000 shares of preferred stock, $0.10 par value, with rights and preferences to be determined by the Board of Directors.

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Shareholder Rights Plan

     On June 4, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan (the "Rights Plan") pursuant to which it declared a dividend distribution of preferred stock purchase rights (a "Right") upon all of the outstanding shares of the common stock.

     The Rights dividend was paid on June 20, 1996 to the holders of record of shares of common stock on that date, at the rate of one-half of one whole Right per one share of common stock, as adjusted pursuant to the February 1999 stock split. Each share of common stock presently outstanding that had been issued since June 20, 1996 also includes one-half Right, and each share of common stock that may be issued after the date hereof and prior to the Distribution Date (as defined below) also will include one-half Right.

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

     Pursuant to the Rights Plan, as so amended, each one-half Right initially entitles the registered holder, on and after the Distribution Date and until redemption of all Rights, to purchase from the Company 1/200th of one whole share (a "Unit") of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"). The purchase price is $112.50 per Unit. In the event of certain acquisitions involving the Acquiring Person , directly or indirectly, the holder of one-half Right will be entitled to purchase for $112.50 certain shares or assets of the Company or an Acquiring person that have a market value of $225.00 at such time.

     The Company has 200,000 whole shares of Series A Preferred Stock authorized (40,000,000 Units authorized), of which no shares or Units are issued or outstanding at March 31, 1999. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company's assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, is subject to adjustment in the event of each and any stock split, stock dividend or similar event.

     Holders of Rights will be entitled to purchase shares or assets of the Company or an Acquiring Person with a value that is double the exercise price in the event of certain acquisitions involving the Acquiring Person, directly or indirectly.

  Common Stock Split

     On February 3, 1999, the stockholders of the Company approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 12.5 million to 50 million, and to effect a two-for-one stock split. These actions were ratified by the Company's Board of Directors on February 3, 1999, and became effective on February 15, 1999. In addition, the amendments served to reduce

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the par value of the common stock from $0.10 to $0.05 per share. Stockholders of record at the close of business on February 15, 1999 received one additional share for each share held. All share and per share data presented in the consolidated financial statements and footnotes has been retroactively adjusted to reflect the two-for-one stock split.

  Stock Offering

     In the second quarter of fiscal 1998, the Company completed a secondary offering of 5,290,000 shares of the Company's common stock at a price of $15.63 per share. The Company received proceeds of $77.5 million net of underwriter's discount and expenses.

NOTE (8) STOCK PLANS

  Employee Stock Purchase Plan

     In fiscal year 1999, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. The ESPP is administered by the Compensation Committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 600,000. As of March 28, 1999, a total of 5,934 shares of common stock have been issued under the ESPP.

  Incentive Compensation Plans

     On January 12, 1994, the Company's Board of Directors adopted the QLogic Corporation Stock Awards Plan (the "Stock Awards Plan") and the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") (collectively the "Stock Option Plans"). Additionally, the Company issues options on an ad hoc basis from time to time.

     The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. As of March 28, 1999, a total of 3,450,000 shares were reserved for issuance under the Stock Awards Plan, no shares of restricted stock were issued, options to purchase 1,334,434 shares of Common Stock were outstanding, and there were 676,520 shares available for future grants.

     Options granted under the Company's Stock Awards Plan provide that an employee holding a stock option may exchange stock which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding as of March 28, 1999. All stock options granted under the Company's Stock Awards Plan have ten-year terms and vest ratably over four years from the date of grant.

     Under the terms of the Director Plan, new directors receive an option grant, at fair market value, to purchase 16,000 shares of common stock of the Company upon election to the Board, and the plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 6,000 shares of common stock. The plan also provides for annual grants to the Chairman of the Board of options to purchase 10,000 shares of common stock. A total of 400,000 shares have been reserved for

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

issuance under the Director Plan. As of March 28, 1999, options for a total of 138,332 shares were outstanding, and 141,000 shares were available for grant. All stock options granted under the Director Plan have ten-year terms and vest ratably over three years from the date of grant.

     As of March 28, 1999, ad hoc stock options have been issued representing options to purchase 20,000 shares, with a total of 16,000 options outstanding.

     Stock option activity in fiscal 1999, 1998 and 1999 under the Company's Stock Option Plans was as follows:

                                                                          AVERAGE OPTION
                                                              SHARES      PRICE PER SHARE
                                                             ---------    ---------------
Options outstanding as of March 31, 1996...................  1,708,996        $ 3.45
Granted....................................................    618,820          6.86
Canceled...................................................    (85,600)         4.00
Exercised..................................................   (564,706)         3.94
                                                             ---------        ------
Options outstanding as of March 30, 1997...................  1,677,510          4.50
Granted....................................................    305,500         14.74
Canceled...................................................    (51,104)         6.34
Exercised..................................................   (330,250)         3.81
                                                             ---------        ------
Options outstanding as of March 29, 1998...................  1,601,656          6.54
Granted....................................................    565,200         33.04
Canceled...................................................    (24,618)        16.16
Exercised..................................................   (653,472)         4.51
                                                             ---------        ------
Options outstanding as of March 28, 1999...................  1,488,766        $17.33
                                                             =========        ======

     As of March 28, 1999, March 29, 1998, and March 30, 1997, the number of options exercisable was 445,226, 677,560 and 564,546, respectively, and the weighted average exercise price of those options was $6.39, $3.96 and $3.32, respectively.

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  ---------------------------------------------   -------------------------------
                                      WEIGHTED       REMAINING                        WEIGHTED
                   OUTSTANDING        AVERAGE       CONTRACTUAL    EXERCISABLE        AVERAGE
    RANGE OF          AS OF        EXERCISE PRICE      LIFE           AS OF        EXERCISE PRICE
EXERCISE PRICES   MARCH 28,1999      PER OPTION       (YEARS)     MARCH 28,1999      PER OPTION
----------------  --------------   --------------   -----------   --------------   --------------
       $ 2.34 to
  $ 5.25........      374,900          $ 3.59          6.25          247,070           $ 3.49
       $ 5.29 to
  $12.75........      466,392          $ 9.13          7.77          174,171           $ 8.70
       $15.13 to
  $26.56........      379,474          $19.74          9.09           23,985           $19.53
       $30.13 to
  $65.50........      268,000          $47.38          9.63               --           $   --
                    ---------                                        -------
       $ 2.34 to
  $65.50........    1,488,766          $17.33          8.06          445,226           $ 6.39
                    =========          ======          ====          =======           ======

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Pro Forma Information

     The Company applies APB 25 in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                          1999       1998       1997
                                                         -------    -------    ------
Net income as reported.................................  $25,699    $13,408    $5,848
Assumed stock compensation cost, net of tax............  $ 8,325    $ 2,576    $2,329
                                                         -------    -------    ------
Pro forma net income...................................  $17,374    $10,832    $3,519
                                                         -------    -------    ------
Diluted net income per share as reported...............  $  1.38    $  0.83    $ 0.48
Pro forma diluted net income per share.................  $  0.93    $  0.67    $ 0.29

     Pro forma net income reflects only options granted in fiscal years 1996 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 3, 1995 is not considered.

     The Company uses the Black-Scholes option-pricing model for estimating the fair value of its equity instruments. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

                                                             1999      1998     1997
                                                            ------    ------    -----
Estimated fair value per option granted...................  $22.32    $ 8.43    $3.82
Average exercise price per option granted.................  $33.04    $14.74    $6.86
Stock volatility..........................................    79.5%     60.4%    56.4%
Risk-free interest rate...................................     5.6%      6.0%     6.7%
Annual rate of forfeiture.................................      14%       17%      20%
Expected life (years).....................................    5.00      5.00     5.00
Stock dividend yield......................................     0.0%      0.0%     0.0%

     The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly effect the calculated fair value on the grant date.

NOTE (9) EMPLOYEE RETIREMENT SAVINGS PLAN

     QLogic has established a pretax savings and profit sharing plan under
Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. QLogic contributions match up to 3% of a participant's compensation. QLogic's direct contributions on behalf of its employees were $458, $349, and $218, in fiscal 1999, 1998, and 1997, respectively.

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (10) COMMITMENTS AND CONTINGENCIES

  Line of Credit

     On July 6, 1998, the Company renewed its unsecured line of credit from a bank. Maximum borrowings under the line of credit are $7.5 million, subject to a borrowing base based on accounts receivable, with a $3.0 million sub-limit for letters of credit. Interest on outstanding advances is payable monthly at the bank's prime rate. The line of credit expires on July 5, 1999. The line of credit contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios and restrict the Company's ability to incur additional indebtedness. The Company was in compliance with all such covenants as of March 28, 1999. There were no borrowings under the line of credit as of March 28, 1999. The Company expects to extend the line of credit through the end of fiscal year 2000.

  Leases

     The Company leases certain equipment and facilities under non-cancelable operating lease agreements, which expire at various dates through fiscal year 2010. Future minimum non-cancelable lease commitments are as follows:

                                                              OPERATING
                                                               LEASES
                                                              ---------
Fiscal year:
  2000......................................................   $ 1,451
  2001......................................................     2,732
  2002......................................................     2,732
  2003......................................................     2,910
  2004......................................................     2,914
  All other.................................................    15,520
                                                               -------
          Total minimum lease payments......................   $28,259
                                                               =======

     Rent expense for fiscal 1999, 1998, and 1997 was $1,430, $820 and $712, respectively.

  Aliso Viejo

     The Company has entered into a ten-year lease agreement to relocate and expand its corporate headquarters to a 165,000 square foot facility located in Aliso Viejo, California. The lease commences upon completion of the construction of the first of three buildings, currently estimated in November 1999. Construction of the second and third buildings is estimated to be completed in February 2000. For purposes of the operating lease disclosure above, lease payments are assumed to commence in November 1999, however, actual lease commencement is contingent on construction completion. The lease contains two five-year extension options (these extensions have not been included in the operating lease disclosure above), as well as an option to purchase the land and buildings along with an adjacent undeveloped piece of land, and will be accounted for as an operating lease.

     As part of the lease for the Aliso Viejo facility, the Company has committed to provide short-term advances to the lesser of a maximum of $1,544 which will bear interest at 4.5% per year. At March 28, 1999, the Company had advanced $553 under this agreement, which is recorded in other current assets in the accompanying consolidated balance sheet.

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Litigation

     QLogic is involved in various legal proceedings, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE (11) INCOME TAXES

     The components of the income tax provision are as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
Federal:
  Current.............................................  $12,892    $ 9,888    $ 4,479
  Deferred............................................   (1,398)    (2,264)    (1,059)
State:
  Current.............................................    1,701      1,564        777
  Deferred............................................       44       (766)      (214)
                                                        -------    -------    -------
                                                        $13,239    $ 8,422    $ 3,983
                                                        =======    =======    =======

     A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to pretax income is as follows:

                                                          1999       1998       1997
                                                         -------    -------    ------
Expected income tax provision at the statutory rate....  $13,628    $ 7,641    $3,343
State income tax, net of Federal tax benefit...........    1,910      1,991       370
Tax benefit of net operating loss......................      (13)       (13)      (13)
Tax benefit of research and development and other
  credits..............................................   (1,240)        --        --
Foreign Sales Corporation tax benefit..................     (431)        --        --
Increase (decrease) in valuation allowance.............       --     (1,904)      (14)
Tax exempt income......................................     (882)      (315)       --
Nondeductible permanent differences....................       37         26        20
Other, net.............................................      230        996       277
                                                         -------    -------    ------
                                                         $13,239    $ 8,422    $3,983
                                                         =======    =======    ======

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                               1999      1998
                                                              ------    ------
Deferred tax assets:
  Alternative minimum tax credit............................  $   --    $   19
  Reserves not currently deductible.........................   5,572     4,569
  Property and equipment....................................     789       836
  Acquired technology.......................................     897        --
  Research and development credit...........................      --       238
  State tax expense.........................................     122        --
  Other.....................................................      12        87
                                                              ------    ------
          Total gross deferred tax assets...................   7,392     5,749
                                                              ------    ------
Deferred tax liabilities:
  Research and development expenditures.....................     882       404
  State tax expense.........................................      --       394
  Other.....................................................     205        --
                                                              ------    ------
          Total gross deferred tax liabilities..............   1,087       798
                                                              ------    ------
  Net deferred tax assets...................................  $6,305    $4,951
                                                              ------    ------

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 28, 1999. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     The tax benefit associated with dispositions from employee stock purchase plans reduced taxes currently payable by $5,753 and $1,494 for the years ended March 28, 1999 and March 29, 1998, respectively. These benefits were recorded directly to additional paid-in capital.

     During fiscal 1999, the Company's U.S. income tax returns for fiscal 1995 through 1997 were under examination by the Internal Revenue Service (IRS). The Company settled all tax and related interest for fiscal years 1995 through 1997 with the IRS. The settlement did not have a material impact on the Company's consolidated financial statements.

NOTE (12) EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

  Export Revenues

     QLogic's export revenues (primarily to Pacific Rim countries) were approximately $62,076 for 1999, $34,558 for 1998 and $31,301 for 1997. This
represented 53%, 42% and 45% of net revenues for fiscal 1999, 1998 and 1997, respectively.

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Product Revenues

     The Company designs and supplies semiconductor and board I/O and enclosure management products. These products utilize one of three technology standards:
Fibre Channel, SCSI and IDE. Net revenues for the Company's products are grouped by technology standard as they function using similar technologies.

                                                 1999       1998       1997
                                               --------    -------    -------
Fibre Channel................................  $ 19,288    $ 1,398    $    14
SCSI.........................................    97,269     79,745     68,538
IDE..........................................       625        250        375
                                               --------    -------    -------
                                               $117,182    $81,393    $68,927
                                               ========    =======    =======

  Significant Customers

     The following table represents sales to customers accounting for greater than 10% of Company net revenue, or customer accounts receivable accounting for greater than 10% of Company accounts receivable.

                                                                 ACCOUNTS
                                           NET REVENUES         RECEIVABLE
                                       --------------------    ------------
                                       1999    1998    1997    1999    1998
                                       ----    ----    ----    ----    ----
Customer 1...........................  24%     23%     16%     31%     40%
Customer 2...........................  19%     20%     20%     10%     22%
Customer 3...........................  N/A     N/A     N/A     12%     11%
Customer 4...........................  N/A     N/A     10%     N/A     N/A
Customer 5...........................  N/A     N/A     19%     N/A     N/A

     With the exception of these customers, management believes that the loss of any one customer would not have a material adverse effect on its business.

                               QLOGIC CORPORATION

               MARCH 28, 1999, MARCH 29, 1998, AND MARCH 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE (13) CONDENSED QUARTERLY RESULTS (UNAUDITED)

     The following summarizes certain unaudited quarterly financial information for fiscal 1999, 1998, and 1997.

                                                                 THREE MONTHS ENDED
                                                     -------------------------------------------
                                                      JUNE      SEPTEMBER    DECEMBER     MARCH
                                                     -------    ---------    --------    -------
FISCAL 1999:
  Net revenues.....................................  $24,115     $27,692     $30,299     $35,076
  Operating income.................................    5,888       6,535       9,368      11,574
  Net income.......................................    4,775       5,238       7,148       8,538
  Net income per diluted share.....................     0.26        0.28        0.38        0.45
                                                     =======     =======     =======     =======
FISCAL 1998:
  Net revenues.....................................  $18,172     $19,625     $20,856     $22,740
  Operating income.................................    3,367       4,225       5,184       5,710
  Net income.......................................    2,244       3,041       3,946       4,177
  Net income per diluted share.....................     0.18        0.20        0.22        0.23
                                                     =======     =======     =======     =======
FISCAL 1997:
  Net revenues.....................................  $15,740     $16,725     $17,431     $19,031
  Operating income.................................    1,592       1,872       2,656       3,234
  Net income.......................................      967       1,178       1,677       2,026
  Net income per diluted share.....................     0.08        0.10        0.14        0.16
                                                     =======     =======     =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1999, for information relating to the Company's Directors under the heading "Nomination and Election of Directors." Such information is incorporated herein by reference.

     See the information presented in Part I of this report under the heading "Executive Officers of the Registrant" for information relating to the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1999, for information relating to executive compensation under the heading "Executive Compensation and Other Information" excluding the "Report of Executive Compensation Committee" and the "Stockholder Return Performance Presentation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1999, for information relating to security ownership of certain beneficial owners and management under the heading "Principal Stockholders and Stock Ownership of Management." Such information is incorporated herein by reference.

     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1999, for information relating to certain relationships and related transactions, if any, under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions." Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

     (1) Consolidated Financial Statements

     The following consolidated financial statements of the Company for the years ended March 28, 1999, March 29, 1998, and March 30, 1997 are filed as part of this report:

                           FINANCIAL STATEMENT INDEX

                                                               PAGE
                         STATEMENT                            NUMBER
                         ---------                            ------
QLogic Corporation:
  Independent Auditors' Report..............................    27
  Consolidated Balance Sheets as of March 28, 1999 and March
     29, 1998...............................................    28
  Consolidated Statements of Income for the years ended
     March 28, 1999, March 29, 1998 and March 30, 1997......    29
  Consolidated Statements of Stockholders' Equity for the
     years ended March 28, 1999, March 29, 1998 and March
     30, 1997...............................................    30
  Consolidated Statements of Cash Flows for the years ended
     March 28, 1999, March 29, 1998 and March 30, 1997......    31
  Notes to Consolidated Financial Statements................    32

     (2) Financial Statement Schedule

     The following consolidated financial statement schedule of the Company for the years ended March 28, 1999, March 29, 1998, and March 30, 1997 is filed as part of this report:

                                                              PAGE NUMBER OF THIS REPORT
                                                              --------------------------
Schedule II -- Valuation and Qualifying Accounts............              52

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) Exhibits Index

    EXHIBIT
    NUMBER                            ITEM CAPTION
    -------                           ------------
     2.1      Distribution Agreement dated as of January 24, 1994 among
              Emulex Corporation, A Delaware Corporation, Emulex
              Corporation, a California Corporation and QLogic
              Corporation.(1)
     3.1      Certificate of Incorporation of Emulex Micro Devices
              Corporation, dated November 13, 1992.(1)
     3.2      EMD Incorporation Agreement, dated as of January 1, 1993.(1)
     3.3      Certificate of Amendment of Certificate of Incorporation,
              dated May 26, 1993.(1)
     3.4      By-Laws of QLogic Corporation.(1)
     3.5      Amendments to By-Laws of QLogic Corporation.(4)
     3.6      Certificate of Amendment of Certification of Incorporation,
              dated February 15, 1999.(9)
    10.1      Form of QLogic Corporation Non-Employee Director Stock
              Option Plan.*(1)
    10.1.1    Form of QLogic Corporation Non-Employee Director Stock
              Option Plan, as amended.*(9)
    10.2      Form of QLogic Corporation Stocks Awards Plan.*(1)
    10.2.1    Form of QLogic Corporation Stocks Awards Plan, as
              amended.*(9)
    10.3      Form of Tax Sharing Agreement among Emulex Corporation, a
              Delaware corporation, Emulex Corporation, a California
              corporation, and QLogic Corporation.(1)
    10.4      Administrative Services Agreement, dated as of February 21,
              1993, among Emulex Corporation, a California corporation,
              Emulex Corporation, a Delaware corporation and QLogic
              Corporation.(1)
    10.5      Employee Benefits Allocation Agreement, dated as of January
              24, 1994, among Emulex Corporation, a Delaware corporation,
              Emulex Corporation, a California corporation, and QLogic
              Corporation.(1)
    10.6      Form of Assignment, Assumption and Consent Re: Lease among
              Emulex Corporation, a California corporation, QLogic
              Corporation and C.J. Segerstrom & Sons, a general
              partnership.(1)
    10.7      Intellectual Property Assignment and Licensing Agreement,
              dated as of January 24, 1994, between Emulex Corporation, a
              California Corporation, and QLogic Corporation.(1)
    10.8      Form of QLogic Corporation Savings Plan.*(1)
    10.9      Form of QLogic Corporation Savings Plan Trust.*(1)
    10.10     Loan and Security Agreement with Silicon Valley Bank.(7)
    10.11     Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
    10.12     Supplement to Tax Sharing Agreement, dated June 2, 1995,
              between QLogic Corporation and Emulex Corporation.(3)
    10.13     Industrial Lease Agreement between the Registrant, as
              lessee, and AEW/Parker South, LLC, as lessor.(8)
    10.14     Press release related to February 15, 1999 stock split.(8)
    10.15     Form QLogic Corporation 1998 Employee Stock Purchase
              Plan.(9)
    21.1      Subsidiaries of the registrant.(9)
    23.1      Consent of Independent Auditors.(9)
    27        Financial Data Schedule.(9)

---------------
(1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 3, 1994 and is incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995.

(4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 and is incorporated herein by reference.

(5) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A filed June 19, 1996, and is incorporated herein by reference.

(6) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A filed November 25, 1997, and is incorporated herein by reference.

(7) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 28, 1998.

(8) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended December 27,1998.

(9) New exhibit filed with this report.

 * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QLOGIC CORPORATION

                                          By:        /s/ H.K. DESAI
                                            ------------------------------------
                                                         H.K. Desai
                                               Chairman of the Board , Chief
                                               Executive Officer, President and
                                                           Director

Date: June 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
PRINCIPAL EXECUTIVE OFFICER:

                   /s/ H.K. DESAI                           Chairman of the Board, Chief Executive
-----------------------------------------------------       Officer, President and Director
                     H.K. Desai

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

               /s/ THOMAS R. ANDERSON                       Vice President and Chief Financial Officer
-----------------------------------------------------
                 Thomas R. Anderson

                 /s/ JAMES A. BIXBY                         Director
-----------------------------------------------------
                   James A. Bixby

                /s/ CAROL L. MILTNER                        Director
-----------------------------------------------------
                  Carol L. Miltner

                 /s/ GEORGE D. WELLS                        Director
-----------------------------------------------------
                   George D. Wells

                               QLOGIC CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
         YEARS ENDED MARCH 28, 1999, MARCH 29, 1998 AND MARCH 30, 1997
                                 (IN THOUSANDS)

                                                              ADDITIONS     DEDUCTIONS --
                                               BALANCE AT     CHARGED TO       AMOUNTS       BALANCE AT
                                              BEGINNING OF    COSTS AND     WRITTEN OFF/       END OF
                                                 PERIOD        EXPENSES       RECOVERED        PERIOD
                                              ------------    ----------    -------------    ----------
CLASSIFICATION:
Year ended March 28, 1999
  Allowance for doubtful accounts...........     $  746         $  201         $    (7)        $  940
  Inventory reserves........................     $2,574         $  688         $  (642)        $2,620
Year ended March 29, 1998
  Allowance for doubtful accounts...........     $  636         $  200         $   (90)        $  746
  Inventory reserves........................     $2,322         $  628         $  (376)        $2,574
Year ended March 30, 1997
  Allowance for doubtful accounts...........     $  506         $  129         $    (1)        $  636
  Inventory reserves........................     $1,841         $2,964         $(2,483)        $2,322

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             ITEM CAPTION
-------                            ------------
 2.1       Distribution Agreement dated as of January 24, 1994 among
           Emulex Corporation, A Delaware Corporation, Emulex
           Corporation, a California Corporation and QLogic
           Corporation.(1)
 3.1       Certificate of Incorporation of Emulex Micro Devices
           Corporation, dated November 13, 1992.(1)
 3.2       EMD Incorporation Agreement, dated as of January 1, 1993.(1)
 3.3       Certificate of Amendment of Certificate of Incorporation,
           dated May 26, 1993.(1)
 3.4       By-Laws of QLogic Corporation.(1)
 3.5       Amendments to By-Laws of QLogic Corporation.(4)
 3.6       Certificate of Amendment of Certification of Incorporation,
           dated February 15, 1999.(9)
10.1       Form of QLogic Corporation Non-Employee Director Stock
           Option Plan.*(1)
10.1.1     Form of QLogic Corporation Non-Employee Director Stock
           Option Plan, as amended.*(9)
10.2       Form of QLogic Corporation Stocks Awards Plan.*(1)
10.2.1     Form of QLogic Corporation Stocks Awards Plan, as
           amended.*(9)
10.3       Form of Tax Sharing Agreement among Emulex Corporation, a
           Delaware corporation, Emulex Corporation, a California
           corporation, and QLogic Corporation.(1)
10.4       Administrative Services Agreement, dated as of February 21,
           1993, among Emulex Corporation, a California corporation,
           Emulex Corporation, a Delaware corporation and QLogic
           Corporation.(1)
10.5       Employee Benefits Allocation Agreement, dated as of January
           24, 1994, among Emulex Corporation, a Delaware corporation,
           Emulex Corporation, a California corporation, and QLogic
           Corporation.(1)
10.6       Form of Assignment, Assumption and Consent Re: Lease among
           Emulex Corporation, a California corporation, QLogic
           Corporation and C.J. Segerstrom & Sons, a general
           partnership.(1)
10.7       Intellectual Property Assignment and Licensing Agreement,
           dated as of January 24, 1994, between Emulex Corporation, a
           California Corporation, and QLogic Corporation.(1)
10.8       Form of QLogic Corporation Savings Plan.*(1)
10.9       Form of QLogic Corporation Savings Plan Trust.*(1)
10.10      Loan and Security Agreement with Silicon Valley Bank.(7)
10.11      Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.12      Supplement to Tax Sharing Agreement, dated June 2, 1995,
           between QLogic Corporation and Emulex Corporation.(3)
10.13      Industrial Lease Agreement between the Registrant, as
           lessee, and AEW/Parker South, LLC, as lessor.(8)
10.14      Press release related to February 15, 1999 stock split.(8)
10.15      Form QLogic Corporation 1998 Employee Stock Purchase
           Plan.(9)
21.1       Subsidiaries of the registrant.(9)
23.1       Consent of Independent Auditors.(9)
27         Financial Data Schedule.(9)

---------------
(1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 3, 1994 and is incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995.

(4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 and is incorporated herein by reference.

(5) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A filed June 19, 1996, and is incorporated herein by reference.

(6) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A filed November 25, 1997, and is incorporated herein by reference.

(7) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 28, 1998.

(8) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended December 27,1998.

(9) New exhibit filed with this report.

 * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.