Form 10-K405/A
period 1999-03-28
QLOGIC CORP
filed 1999-07-26
CIK 918386

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

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________
                         COMMISSION FILE NUMBER 0-23298

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                33-0537669
(STATE OF INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

3545 HARBOR BOULEVARD, COSTA MESA, CALIFORNIA                92626
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 19, 1999, the aggregate market value of the voting stock held by non-affiliates was $ 2,834,137,177.

     As of July 19, 1999, the registrant had 18,087,832 shares of common stock outstanding.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and directors of the Company.

                    NAME                      AGE                     POSITION
--------------------------------------------  ---    --------------------------------------------
Gary E. Liebl...............................  57     Retired Chairman of the Board of Directors
H. K. Desai.................................  53     Chairman of the Board of Directors, Chief
                                                     Executive Officer, President and Director
Thomas R. Anderson..........................  55     Vice President and Chief Financial Officer
Mark K. Edwards.............................  40     Vice President -- Sales and Corporate
                                                     Marketing
Lawrence F. Fortmuller, Jr. ................  50     Vice President and General Manager --
                                                     Computer Systems Group
David Tovey.................................  54     Vice President and General Manager --
                                                     Peripheral Products Group
David M. Race...............................  43     Vice President and General Manager --
                                                     Enclosure Management Products Group
Michael R. Manning..........................  45     Secretary and Treasurer
James A. Bixby(1)...........................  52     Director
Carol L. Miltner(2).........................  56     Director
George D. Wells(2)..........................  63     Director
Larry R. Carter.............................  56     Director

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     MR. LIEBL retired from the Company's Board of Directors in May 1999. He had been Chairman of the Board of Directors of the Company since QLogic became a separate publicly held corporation in February 1994. Mr. Liebl is a private investor and a business advisor to CEOs and boards of directors and currently serves as a director of Smartflex Systems, Inc., a manufacturing services provider of sophisticated electronic assemblies. Beginning in October 1985, Mr. Liebl held senior management positions, including Chairman of the Board and Chief Executive Officer, at Cipher Data Products, Inc., a manufacturer of tape and optical disk drives to the computer industry, until such corporation was acquired by Archive Corporation in April 1990.

     MR. DESAI joined the Company in August 1995 as President and Chief Technical Officer of QLogic and President of QLogic Foreign Sales Corporation. He was subsequently promoted to President and Chief Executive Officer and became a Director in January 1996 and Chairman of the Board in May 1999. From May 1995 to August 1995, he was Vice President, Engineering (Systems Products) at Western Digital Corporation, a manufacturer of disk drives. From July 1990 until May 1995, he served as Director of Engineering, and subsequently Vice President of Engineering at the Company. From 1980 until joining the Company in 1990, Mr. Desai was an Engineering Section manager at Unisys Corporation, a computer system manufacturer.

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

     Mr. FORTMULLER joined the Company in October 1996 as Vice President and General Manager, Computer Systems. From June 1987 to October 1996, Mr. Fortmuller held management positions at AST Research, Inc., a computer manufacturer, including Vice President, Americas Marketing.

     Mr. MANNING joined Emulex, a network product manufacturer (QLogic's former parent company) in July 1983 as Director of Tax. He was named Senior Director and Treasurer of Emulex in April 1991 and Secretary in August 1992. Mr. Manning joined the Company in June 1993. Prior to joining Emulex, Mr. Manning was a Tax Manager at KPMG LLP, independent certified public accountants.

     Mr. TOVEY joined the Company in April 1994 as Vice President Marketing, and was named Vice President and General Manager, Peripheral Products in July 1996. From March 1985 to April 1994, he held various positions with Toshiba America Information Systems, a computer system manufacturer including director of technology planning and Vice President of OEM marketing. Prior to Toshiba, Mr. Tovey held various marketing and sales management positions with Unisys Corporation.

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

     MR. BIXBY became a director of the Company in February 1994. Currently, he is the Chairman and Chief Executive Officer of SeQual Technologies, Inc., a manufacturer of gas separation products. He was employed by Brooktree from 1983 until its acquisition by Rockwell Semiconductor in 1996, after which he served as Vice President - Business Development of Rockwell Semiconductor Systems until May 1998.

     MS. MILTNER became a director of the Company in February 1994. She is a Senior Partner of Impact LLC, a management consultant and seminar firm. From December 1993 until March 1995, she served as Executive Vice President of Sales and Marketing of AmeriQuest Technologies, Inc., a subassembler of storage products and distributor of microcomputer products. From July 1991 to December 1993 she was President of Motivation by Miltner. From April 1989 to July 1991, she was Senior Vice President -- Sales of Merisel, a distributor of microcomputer products. For the previous four years, she was Senior Vice President Sales of Ingram Micro, Inc. a distributor of computer products.

     MR. WELLS became a director of the Company in February 1994. He also currently serves as a member of the Boards of Directors of Align Rite Corporation, a manufacturer of photomasks, and Johnson Matthey, a U.K. company involved with advanced materials technology. He was President and Chief Executive Officer of Exar Corporation, from June 1992 until October 1996. Before joining Exar, he served as President and Chief Operating Officer of LSI Logic, a manufacturer of HCMOS and BiCMOS application specific integrated circuits, for seven years.

     Mr. CARTER became a director of the Company in June 1999. He is Sr. Vice President of Finance and Administration and Chief Financial Officer of Cisco Systems, Inc., a computer networking products company. From July 1992 to January 1995, he served as Vice President and Corporate Controller of Advanced Micro Devices, Inc. Mr.

Carter has also served as Chief Financial Officer for VLSI Technology, Inc. and for SGS Thompson Microelectronics, Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation received for the three fiscal years ended March 28, 1999 by the Company's Chief Executive Officer and the four next highest paid executive officers (the "Named Officers") at March 28, 1999.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                                      ---------------------------------        LONG-TERM COMPENSATION
                                                                OTHER     ---------------------------------
          NAME AND                                              ANNUAL    STOCK OPTION       ALL OTHER
     PRINCIPAL POSITION        YEAR   SALARY($)     BONUS($)   COMP.(1)    GRANTS(2)     COMPENSATION($)(3)
-----------------------------  ----   ---------     --------   --------   ------------   ------------------
H. K. Desai                    1999    316,224      334,000       -0-      70,000 shs.         11,258
  Chairman of the Board, CEO,  1998    277,003      200,000       -0-      30,000 shs.          9,980
  President, and Director(4)   1997    242,505      140,000       -0-      20,000 shs.          7,462

Thomas R. Anderson             1999    179,369      120,000       -0-      20,000 shs.          6,468
  V.P. and Chief Financial     1998    163,908       70,000       -0-         -0- shs.          5,764
  Officer                      1997    151,418       57,000       -0-      10,000 shs.          5,044

Mark K. Edwards                1999    165,625      120,000       -0-      15,000 shs.          5,447
  V.P. -- Sales and Corporate  1998    158,008       70,000       -0-         -0- shs.          5,122
  Marketing(5)                 1997     70,709       35,000       -0-      80,000 shs.            273

Lawrence F. Fortmuller, Jr.    1999    170,667      110,000       -0-      15,000 shs.          6,020
  V.P. and General Manager --  1998    159,760       70,000       -0-         -0- shs.          5,430
  Computer Systems Group (6)   1997     68,151       25,000       -0-      80,000 shs.          2,437

David Tovey                    1999    168,660      120,000       -0-      15,000 shs.          6,135
  V.P. and General Manager --  1998    160,680       70,000       -0-         -0- shs.          5,633
  Peripheral Products Group    1997    150,767       55,000       -0-      30,000 shs.          4,394

---------------

(1) Perquisites and other personal benefits did not in the aggregate equal or exceed the lesser of $50,000 for any named individual or 10% of the total of annual salary and bonus reported in this table for such person.

(2) The amounts in the table represent shares of the Company's common stock covered by stock options granted to the named individual under the QLogic Corporation Stock Awards Plan. Share quantities for fiscal 1998 and 1997 have been restated to reflect the Company's February 15, 1999 two-for-one stock split.

(3) This column includes the Company's matching contributions to the QLogic Corporation Retirement Savings Plan and group term life insurance premiums paid with respect to the named executive.

(4) Mr. Desai served as the Company's Vice President of Engineering from February 1994, when the Company became a separate publicly held corporation, until his resignation on May 1, 1995. He was rehired on August 4, 1995 as President and Chief Technical Officer. Mr. Desai was subsequently appointed as the Company's President and Chief Executive Officer effective January 25, 1996, and the Chairman of the Board of Directors on May 21, 1999.

(5) Mr. Edwards joined the Company as Vice President -- Sales and Corporate Marketing on October 1, 1996 at an annual base salary of $145,000.

(6) Mr. Fortmuller joined the Company as Vice President -- Computer Systems Group on October 7, 1996 at an annual base salary of $145,000.

KEY EMPLOYEE RETENTION AGREEMENT

         The Company has previously entered into an agreement with Mr. Desai under which Mr. Desai would be entitled to receive the following payments and benefits in the event of termination of his employment by the Company without cause or by Mr. Desai because of a demotion within two years after a change in control of the Company: (i) a severance payment equal to the present value of two times the sum of Mr. Desai's annual salary plus the highest annual average of any two of his last three annual bonuses; (ii) continuation for two years following termination of employment of his health, life insurance, disability income, tax assistance, and executive automobile benefits (reduced to the extent similar benefits are received by him from another employer); and (iii) acceleration of vesting of his right to exercise his stock options based on the length of his continued employment following the grant of the option by one year upon the change in control of the Company and full acceleration of vesting of such exercise right in the event of termination of his employment without cause or because of a demotion within two years after the change in control.

                                 OPTION MATTERS

     Option Grants. The following table sets forth information on grants of stock options pursuant to the QLogic Corporation Stock Awards Plan during the fiscal year ended March 28, 1999, to the Named Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL
                                                                                              REALIZABLE
                                                 INDIVIDUAL GRANTS                         VALUE AT ASSUMED
                               -----------------------------------------------------       ANNUAL RATES OF
                               NUMBER OF                                                     STOCK PRICE
                               SECURITIES     % OF TOTAL                                   APPRECIATION FOR
                               UNDERLYING       OPTIONS                                        OPTIONS
                                OPTIONS       GRANTED TO      EXERCISE                       TERM ($)(4)
                                GRANTED      EMPLOYEES IN       PRICE     EXPIRATION     --------------------
            NAME                  (1)       FISCAL YEAR (2)   ($/SHARE)    DATE (3)        5%          10%
-----------------------------  ----------   ---------------   ---------   ----------     -------    ---------
H. K. Desai..................    70,000          12.79           18.75       6/18/08     825,424    2,091,787

Thomas R. Anderson...........    20,000           3.65           18.75       6/18/08     235,835      597,653

Mark K. Edwards..............    15,000           2.74           18.75       6/18/08     176,877      448,240

Lawrence F. Fortmuller, Jr...    15,000           2.74           18.75       6/18/08     176,877      448,240

David Tovey..................    15,000           2.74           18.75       6/18/08     176,877      448,240

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

(2) Options to purchase an aggregate of 565,200 shares of common stock were granted to employees, including the Named Officers, during the fiscal year ended March 28, 1999.

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

     Option Exercises. The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 1999 by the Named Officers:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES(1)

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING               VALUE OF UNEXERCISED
                               SHARES                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                              ACQUIRED                       AT FISCAL YEAR END(#)       AT FISCAL YEAR END($)(2)
                                 ON          VALUE        ---------------------------   ---------------------------
            NAME              EXERCISE   REALIZED($)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------  --------   --------------   -----------   -------------   -----------   -------------
H. K. Desai.................   202,810      13,570,820         1,877        129,377         90,096       6,185,252

Thomas R. Anderson..........    54,724       3,293,278        11,251         24,531        631,930       1,091,821

Mark K. Edwards.............     4,000         218,499        30,999         50,001      1,679,767       2,524,733

Lawrence F. Fortmuller, Jr.     45,000       2,565,022            --         50,000             --       2,496,250

David Tovey.................    26,000         931,250        49,625         29,375      2,801,680       1,403,945

---------------

(1) All share quantities for transactions prior to February 16, 1999 have been restated to reflect the Company's February 15, 1999 two-for-one stock split.

(2) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or base price of "in-the-money" options. The closing sale price for the Company's common stock as of March 28, 1999 on the Nasdaq National Market was $60.63.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current Compensation Committee of the Company consists of Mr. Wells and Ms. Miltner, neither of whom is now, or was at any time during the last completed fiscal year of the Company, an officer or employee of the Company. During fiscal year 1999, no executive officer of the Company served as a member of the Compensation Committee (or its equivalent) or as a director of any entity whose executive officers served on either the Compensation Committee or the Board of Directors of the Company.

DIRECTOR'S COMPENSATION

     Directors' Fees. For service on the Board of Directors, directors who are not employees of the Company receive a quarterly retainer of $6,000 plus $1,000 for each meeting of the Board of Directors in excess of five per year, and reimbursement for travel expenses. In addition, the chairmen of the audit and compensation committees receive an additional quarterly retainer of $1,000. Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. Directors are entitled to reimbursement for out-of-pocket expenses in connection with attendance at board and committee meetings.

     Stock Options. On January 12, 1994, the Board of Directors of the Company adopted the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") under which shares of common stock of the Company may be issued pursuant to exercise of stock options granted under the plan to directors who are not employees of the Company or any of its subsidiaries. The Director Plan was approved by Emulex prior to the distribution of the Company's shares by Emulex to its then Stockholders, as a result of which QLogic became a separate publicly held company. In June 1996, the Board adopted, and in August 1996 the stockholders approved, amendments to the Director Plan to (i) extend the termination date of the plan by five years to December 31, 2001, (ii) increase the number of shares of common stock subject to the Plan by 150,000, (iii) provide for initial grants to new directors of options to purchase 16,000 shares of common stock and (iv) provide for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 6,000 shares of common stock, and annual grants to the Chairman of the Board of options to purchase 10,000 shares of common stock. As so amended, a total of 400,000 shares of common stock has been reserved for issuance under the Director Plan. Prior to such amendment, each non-employee director of the Company had received an automatic grant of an option to purchase 25,000 shares of Company common stock upon the date on which such director first became an eligible director.

     Under the terms of the Director Plan, as amended, new directors receive an option grant at fair market value to purchase 16,000 shares of common stock upon election to the Board, non-employee directors (other than the Chairman of the Board) receive annual grants of options to purchase 6,000 shares of common stock, and a non-employee Chairman of the Board receives annual grants of options to purchase 10,000 shares of common stock. As of July 19, 1999, an aggregate of 167,999 shares of common stock had been issued upon exercise of stock options granted under the Director Plan, options for a total of 87,000 shares were outstanding and the remaining 145,001 shares were available for grant. All stock options granted under the Director Plan have 10-year terms and vest immediately upon grant.

     Other Compensation. Gary E. Liebl was paid a total of $60,297 for consulting services rendered to the Company at the request of the Board of Directors in fiscal year 1999. In addition, for his years of service as the Company's founding Chairman of the Board of Directors, Mr. Liebl was paid $2,064,682 upon his retirement from the Board in May 1999. Mr. Liebl has also agreed not to become an officer or director of any of the Company's competitors in exchange for $10,000 per month for up to 24 months.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based on its review of copies of reporting forms and certifications of the Company's directors and executive officers, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors and executive officers in the year ended March 28, 1999 were satisfied.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of July 19, 1999, information regarding beneficial ownership of the Company's common stock by each director and each executive officer and by all directors and executive officers of the Company as a group.

                                                                            SHARES BENEFICIALLY
                                                                                 OWNED(1)
                                                                            -------------------
                                                                            NUMBER      PERCENT
                                                                            -------     -------
H. K. Desai(2)............................................................  185,593       1.0%
Thomas R. Anderson(3).....................................................   56,226         *
Mark K. Edwards(4)........................................................   44,832         *
Lawrence F. Fortmuller, Jr.(5)............................................   43,236         *
Michael R. Manning(6).....................................................   48,314         *
David M. Race(7)..........................................................    9,999         *
David Tovey(8)............................................................   95,977         *
James A. Bixby(9).........................................................   35,120         *
Carol L. Miltner(10)......................................................    5,350         *
George D. Wells(11).......................................................   15,000         *
Larry R. Carter...........................................................       --         *
All Directors and Executive Officers as a group (11 Persons)..............  539,647       3.0%

---------------

 *   Less than 1% of the outstanding shares of common stock.

 (1) Based upon 18,087,832 shares of common stock outstanding. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares of common stock that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares of common stock issuable upon stock options exercisable within 60 days. However, the shares of common stock so issuable upon such exercise by any such persons are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

 (2) Includes 53,753 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

 (3) Includes 11,502 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

 (4) Includes 44,749 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

 (5) Includes 8,752 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

 (6) Includes 5,900 shares held for the benefit of Mr. Manning's minor children.

 (7) Consists entirely of shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

 (8) Includes 51,377 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

 (9) Includes 35,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days, will be, exercisable.

(10) Includes 4,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(11) Includes 8,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

     The following table sets forth information regarding ownership of outstanding shares of the Company's common stock by those individuals or groups who have advised the Company that they own more than five percent (5%) of such outstanding shares.

                                                  SHARES OWNED AS OF
                                                    JULY 12, 1999
                                               ----------------------------
 NAME OF BENEFICIAL OWNER                      NUMBER               PERCENT
 ------------------------                      ------               -------
FMR Corp.                                  2,100,800(1)               11.7%
  82 Devonshire Street
  Boston, MA  02109

Putnam Investments, Inc.                   1,027,850(2)                5.7%
  One Post Office Square
  Boston, MA  02109

Driehaus Capital Management, Inc.
  25 East Erie Street                        965,876(3)                5.4%
  Chicago, IL  60611

------------

(1) Based on its Schedule 13G filed July 12, 1999, FMR Corp., a parent holding company of investment companies with its principal offices at 82 Devonshire Street, Boston, MA 02109, Edward C. Johnson 3d, the Chairman of FMR Corp. and Abigail P. Johnson, a Director of FMR Corp., beneficially owned 2,100,800 shares of common stock, including sole voting power over 319,600 shares and sole dispositive power over 2,100,800 shares, as of June 10, 1999.

(2) Based on its Schedule 13G filed February 11, 1999, Putnam Investments, Inc., an investment company, Putnam Investment Management, Inc., and The Putnam Advisory Company, Inc., with their principal offices at One Post Office Square, Boston, MA 02109; and Marsh & McLennan Companies, Inc., the parent holding company of Putnam Investments, Inc., with its principal offices at 1166 Avenue of the Americas, New York, NY 10036, beneficially owned (as adjusted for the February 15, 1999 two-for-one stock split) 1,027,850 share of common stock, including shared voting power over 174,400 shares and shared dispositive power over 1,027,850 shares, as of the end of the calendar year 1998.

(3) Based on its Schedule 13G filed February 12, 1999, Driehaus Capital Management, Inc., and investment advisor with its principal offices at 25 East Erie Street, Chicago, IL 60611, beneficially owned (as adjusted for the February 15, 1999 two-for-one stock split) 965,876 shares of common stock, including sole voting power over 575,624 shares and sole dispositive power over 965,876 shares, as of the end of calendar year 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Schedules

     (1)  Consolidated Financial Statements

     None.

     (2) Financial Statements Schedule

     None.

     (3) Exhibits Index

       Exhibit
       Number              Item Caption
       ------              ------------

       23.1.1    Consent of Independent Accountants.(9)

       ---------
       (9)        New exhibit filed with this report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July, 1999.

                                          QLOGIC CORPORATION

                                          By: /s/ H.K. Desai
                                              ----------------------------------
                                              H. K. Desai
                                              Chairman of the Board, Chief
                                              Executive Officer, President and
                                              Director


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

               SIGNATURE                              TITLE                       DATE
----------------------------------------  ------------------------------  ---------------------

           /s/ H.K. Desai                 Chairman of the Board, Chief        July 26, 1999
----------------------------------------  Executive Officer, President
              H. K. Desai                 and Director (Principal
                                          Executive Officer)


       /s/ Thomas R. Anderson             Vice President and Chief            July 26, 1999
----------------------------------------  Financial Officer (Principal
           Thomas R. Anderson             Accounting Officer)


         /s/ James A. Bixby               Director                            July 26, 1999
----------------------------------------
             James A. Bixby


        /s/ Carol L. Miltner              Director                            July 26, 1999
----------------------------------------
            Carol L. Miltner


        /s/ George D. Wells               Director                            July 26, 1999
----------------------------------------
            George D. Wells


        /s/ Larry R. Carter               Director                            July 26, 1999
----------------------------------------
            Larry R. Carter

                                 EXHIBIT INDEX

       Exhibit
       Number              Description
       ------              -----------

       23.1.1    Consent of Independent Accountants.(9)

       ---------
       (9)        New exhibit filed with this report