Form 10-Q
period 1999-06-27
QLOGIC CORP
filed 1999-08-11
CIK 918386

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 27, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


    For the transition period from __________ to __________


                         Commission File Number 0-23298

                                ----------------

                               QLOGIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             33-0537669
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         3545 Harbor Boulevard
         Costa Mesa, California                                     92626
----------------------------------------                      ------------------
(Address of principal executive offices)                          (Zip Code)


                                 (714) 438-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        As of July 25, 1999, the registrant had 36,235,346 shares of common stock outstanding. All references to share and per-share data for all periods presented have been restated for the February 1999 and July 1999 two-for-one stock splits.

================================================================================

                               QLOGIC CORPORATION

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 27, 1999 and March 28, 1999.................     3

         Condensed Consolidated Statements of Income for the three months ended
         June 27, 1999 and June 28, 1998...........................................................     4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         June 27, 1999 and June 28, 1998...........................................................     5

         Notes to Condensed Consolidated Financial Statements......................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....     8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities.....................................................................    19

Item 6.  Exhibits and Reports on Form 8-K..........................................................    19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                   A S S E T S

                                                                                       June 27,     March 28,
                                                                                         1999         1999
                                                                                       --------     --------
Cash and cash equivalents ........................................................     $ 50,672     $ 43,174
Short term investments ...........................................................       62,026       57,613
Accounts and notes receivable, less allowance for doubtful accounts
    of $740 as of June 27, 1999 and $940 as of March 28, 1999 ....................       16,329       11,917
Inventories ......................................................................       10,338       10,623
Deferred income taxes ............................................................        6,536        5,649
Prepaid expenses and other current assets ........................................        3,335        1,950
                                                                                       --------     --------
         Total current assets ....................................................      149,236      130,926
Long term investments ............................................................       32,286       29,760
Property and equipment, net ......................................................       10,442       10,409
Other assets .....................................................................        1,708        1,828
                                                                                       --------     --------
                                                                                       $193,672     $172,923
                                                                                       ========     ========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .................................................................     $  5,951     $  6,432
Accrued compensation .............................................................        8,918        7,378
Income taxes payable .............................................................        4,867        1,358
Deferred revenue .................................................................        1,224        1,074
Other accrued liabilities ........................................................        4,416        3,997
                                                                                       --------     --------
         Total current liabilities ...............................................       25,376       20,239
                                                                                       --------     --------
Commitments and contingencies

Stockholders' equity:

     Preferred stock, $0.10 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value);
       none issued and outstanding ...............................................           --           --
     Common stock, $0.05 par value; 50,000,000 shares authorized; 36,146,710 and 35,922,116 shares issued and outstanding at June 27, 1999 and
       March 28, 1999, respectively ..............................................          903          898
     Additional paid-in capital ..................................................      112,006      107,911
     Retained earnings ...........................................................       55,387       43,875
                                                                                       --------     --------
       Total stockholders' equity ................................................      168,296      152,684
                                                                                       --------     --------
                                                                                       $193,672     $172,923
                                                                                       ========     ========

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended
                                                     --------------------
                                                     June 27,    June 28,
                                                       1999       1998
                                                     -------     -------
Net revenues ...................................     $43,186     $24,115
Cost of revenues ...............................      13,486       9,703
                                                     -------     -------
     Gross profit ..............................      29,700      14,412
                                                     -------     -------
Operating expenses:
     Engineering and development ...............       7,876       4,941
     Selling and marketing .....................       3,975       2,375
     General and administrative ................       1,796       1,208
                                                     -------     -------
       Total operating expenses ................      13,647       8,524
                                                     -------     -------
Operating income ...............................      16,053       5,888
Interest income, net ...........................       1,389       1,349
                                                     -------     -------
Income before income taxes .....................      17,442       7,237
Income tax provision ...........................       5,930       2,462
                                                     -------     -------
Net income .....................................     $11,512     $ 4,775
                                                     =======     =======
Net income per share:
   Basic .......................................     $  0.32     $  0.14
                                                     -------     -------
   Diluted .....................................     $  0.30     $  0.13
                                                     -------     -------
Number of shares used in per share calculations:
   Basic .......................................      36,010      34,660
                                                     -------     -------
   Diluted .....................................      38,150      36,672
                                                     =======     =======

     See accompanying notes to condensed consolidated Financial statements.

                               QLOGIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                     ------------------------
                                                                     June 27,        June 28,
                                                                       1999            1998
                                                                     ----------     ---------
Cash flows from operating activities:
   Net income .................................................      $ 11,512       $  4,775
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization ............................         1,081            679
     Decrease in allowance for doubtful accounts ..............          (200)            --
     Loss on disposal of property and equipment ...............             4             29
     Provision for (benefit from) deferred income taxes .......          (887)           136
Changes in assets and liabilities:
     Accounts and notes receivable ............................        (4,212)         1,967
     Inventories ..............................................           285         (5,058)
     Prepaid expenses and other current assets ................        (1,385)            (7)
     Other assets .............................................            25            351
     Accounts payable .........................................          (481)           538
     Accrued compensation .....................................         1,540           (991)
     Incomes taxes payable ....................................         6,372          2,252
     Other accrued liabilities ................................           562            122
     Deferred revenue .........................................           150             52
     Other non-current liabilities ............................            --           (466)
                                                                     --------       --------
       Net cash provided by operating activities ..............        14,366          4,379
                                                                     --------       --------
Cash flows from investing activities:
     Additions to property and equipment ......................        (1,023)        (2,676)
     Purchases of investments .................................       (24,122)       (23,883)
     Maturities of investments ................................        17,183          9,434
                                                                     --------       --------
       Net cash used in investing activities ..................        (7,962)       (17,125)
                                                                     --------       --------
Cash flows from financing activities:
     Principal payments under capital leases ..................          (143)           (51)
     Proceeds from issuance of stock under employee stock plans         1,237            257
                                                                     --------       --------
       Net cash provided by financing activities ..............         1,094            206
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents ..........         7,498        (12,540)
Cash and cash equivalents at beginning of period ..............        43,174         64,090
                                                                     --------       --------
Cash and cash equivalents at end of period ....................      $ 50,672       $ 51,550
                                                                     ========       ========
Supplemental disclosure of cash flow information:

Cash paid during the year for:
   Interest ...................................................      $      7       $     13
                                                                     ========       ========
   Income taxes ...............................................      $     --       $    191
                                                                     ========       ========

Non-cash investing and financing activities:

        During the quarter ended June 27, 1999, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $2,863 related to the tax benefit of exercises of stock options under the Company's stock option plans. Additionally, during the quarter ended June 27, 1999, the Company recorded an accrual of $166 in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement.

        During the quarter ended June 28, 1998, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $217 related to the tax benefit of exercises of stock options under the Company's stock options plans.

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE (1) BASIS OF PRESENTATION

        In the opinion of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of June 27, 1999, the statements of income for the three months ended June 27, 1999 and June 28, 1998 and the statements of cash flows for the three months ended June 27, 1999 and June 28, 1998. The accompanying financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. The results of operations for the three months ended June 27, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE (2) INVENTORIES

        Components of inventories are as follows:

                                      June 27,    March 28,
                                       1999         1999
                                      -------      -------
Raw materials ....................... $ 8,823      $ 7,716
Work in process .....................     619          833
Finished goods                            896        2,074
                                      -------      -------
                                      $10,338      $10,623
                                      =======      =======
NOTE (3) NET INCOME PER SHARE

        The Company computed basic net income per share based on the weighted average number of common shares outstanding during the period presented. Diluted income per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares.

        The following table sets forth the computations of basic and diluted net income per share:

                                                               June 27,     June 28,
                                                                 1999         1998
                                                               -------      --------
Numerator:
   Net income ...........................................      $11,512      $ 4,775
                                                               =======      =======

Denominator:
   Denominator for basic net income per share - weighted
     average shares .....................................       36,010       34,660
   Dilutive potential common shares, using treasury stock
     method .............................................        2,140        2,012
                                                               -------      -------
     Denominator for diluted net income per share .......       38,150       36,672
                                                               =======      =======
Basic net income per share ..............................      $  0.32      $  0.14
                                                               -------      -------
Diluted net income per share ............................      $  0.30      $  0.13
                                                               =======      =======

        Options to purchase 27 and 118 shares of common stock with exercise prices that exceed the average market price of $46.43 and $10.39 during the three months ended June 27, 1999 and June 28, 1998, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE (4) STOCK SPLITS

        In July 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock effected by a stock dividend applicable to stockholders of record on July 22, 1999 and was payable on July 30, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this split as well as the two-for-one stock split effective February 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder in "Factors That May Affect Future Results" as well as those discussed elsewhere in this report. All figures are in thousands except as otherwise noted.

   Results of Operations

        The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                                 Three Months Ended
                                      -------------------------------------------
                                        June  27, 1999          June 28, 1998
                                      --------------------   --------------------
Net revenues ....................     $43,186     100.0%     $24,115     100.0%
Cost of revenues ................      13,486      31.2        9,703      40.2
                                      -------     -----      -------     -----
     Gross profit ...............      29,700      68.8       14,412      59.8
                                      -------     -----      -------     -----
Operating expenses:
     Engineering and development        7,876      18.2        4,941      20.5
     Selling and marketing ......       3,975       9.2        2,375       9.9
     General and administrative .       1,796       4.2        1,208       5.0
                                      -------     -----      -------     -----
         Total operating expenses      13,647      31.6        8,524      35.4
                                      -------     -----      -------     -----
         Operating income .......     $16,053      37.2%     $ 5,888      24.4%
                                      =======     =====      =======     =====

Net Revenues

        The Company's net revenues are derived primarily from the sale of SCSI and Fibre Channel based products. The Company also licenses certain designs and receives royalty revenues and non-recurring engineering fees. Net revenues in the three months ended June 27, 1999 increased $19.1 million or 79% from the three months ended June 28, 1998 to $43.2 million. The increase was the result of a $8.7 million increase in sales of SCSI products, a $6.8 million increase in sales of Fibre Channel products, and a $3.5 million increase in IDE-based royalties.

        Export revenues in the three months ended June 27, 1999 increased $11.1 million or 86% from the three months ended June 28, 1998, to approximately $23.9 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe.

        Countries in the Pacific Rim continue to suffer from the influence of the Asian economic crisis. This could lead to widespread financial difficulty among the companies in this region. Export revenues (primarily to the Pacific Rim countries) of the Company's products amounted to $23.9 million in the three months ended June 27, 1999, and $12.8 million in the three months ended June 28, 1998. As a percentage of net revenues, export revenues accounted for 55% in the three months ended June 27, 1999, and 53% in the three months ended June 28, 1998. Export revenues are denominated in U.S. dollars. The Company does not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of the Company's operations.

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

Gross Profit

        Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage for the three months ended June 27, 1999 was 68.8%, an increase from 59.8% in the three months ended June 28, 1998. The increase in gross profit percentage was largely due to the impact of $3.5 million of IDE-based royalties received from a major customer. The percentage increase was also impacted by the introduction of new, higher margin products and volume-related cost reductions on mature products, combined with improved quality resulting in reduced scrap expenses.

        The Company's ability to maintain its current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, the Company does not anticipate gross profit percentage to increase at a rate consistent with historic trends, and, it may decline in future quarters.

Operating Expenses

        Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development-related material, occupancy costs, and computer support. The Company believes that continued investments in engineering and development activities are critical to achieving its strategic objectives. The Company expects that the dollar amount of engineering and development expenses will continue to increase in fiscal 2000.

        During the three months ended June 27,1999, engineering and development expenses increased $3.0 million to $7.9 million from $4.9 million in the three months ended June 28, 1998. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses decreased to 18.2% in the three months ended June 27, 1999 from 20.5% in the similar prior year period. The decrease as a percentage of net revenues was due to economies of scale realized from the growth in net revenues.

        Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. The Company believes continued investments of these types of expenses are critical to the success of its strategy of expanding relationships with its customers. As a result, the Company expects sales and marketing expenditures will increase in the future.

        During the three months ended June 27, 1999, selling and marketing expenses increased $1.6 million to $4.0 million from $2.4 million in the three months ended June 28, 1998. The increase in spending was largely due to increased sales commissions earned as a result of the increase in net revenues. As a percentage of net revenues, sales and marketing expenses decreased to 9.2% in the three months ended June 27, 1999 from 9.8% in the similar prior year period. The decrease was due to economies of scale realized from the growth in net revenues.


        General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, human resources and information technology personnel. Non-personnel related expenses consist of recruiting fees, professional services and corporate expenses. The Company expects general and administrative expenses to increase in absolute dollars as it adds personnel and incurs additional costs relating to the growth of the business.

        During the three months ended June 27, 1999, general and administrative expenses increased $0.6 million to $1.8 million from $1.2 million in the three months ended June 28, 1998. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses decreased to 4.2% in the three months ended June 27, 1999 from 5.0% in the similar prior year period. The decrease as a percentage of net revenues was due to economies of scale realized from the growth in net revenues.

        Included in operating expenses in the three months ended June 27, 1999 was a $2.1 million payment to the former Chairman of the Board upon his retirement.

Non-Operating Income

        Interest and other income, net of interest expense, was $1.4 million for the three months ended June 27, 1999 and $1.3 million for the three months ended June 28, 1998. The increase was largely due to increases in interest income related to increases in cash equivalents and investment balances.

Income Tax Provision

        The Company's effective tax rates remained relatively constant at approximately 34% for the three months ended June 27, 1999, and June 28, 1998.

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

Liquidity and Capital Resources

        The Company's combined balances of cash and cash equivalents, short-term and long-term investments have increased to $145.0 million at June 27, 1999 and were $130.5 million at March 28, 1999. The increase was primarily attributable to positive cash flow from operations, primarily net income growth, during the three months ended June 27, 1999.

        The Company's primary source of liquidity is derived from working capital and a $7.5 million unsecured line of credit with Silicon Valley Bank. Working capital increased $13.2 million to $123.9 million at June 27, 1999. The increase in working capital in the quarter ended June 27, 1999 was largely attributable to cash flow from operations. The $7.5 million line of credit facility with Silicon Valley Bank allows the Company to borrow at the bank's prime rate. The credit facility expires on July 5, 2000, and, although there can be no assurance, the Company currently expects to renew this line of credit. There are no borrowings under this credit facility at June 27, 1999.

        The Company's cash flow provided by operations was $14.4 million in the three months ended June 27, 1999, and $4.4 million in the three months ended June 28, 1998. The growth in cash provided by operations was primarily due to increases in profitability. Additionally, in the three months ended June 27, 1999, cash flow from operations was improved by increases in income taxes payable and accrued compensation and was offset by increases in accounts and notes receivable and prepaid expenses and other current assets.

        The Company's cash flow used in investing activities was $8.0 million in the three months ended June 27, 1999 compared to $17.1 million in the three months ended June 28, 1998. The decrease in cash used in investing activities for the three months ended June 27, 1999, was primarily due to decreases in purchases of short and long-term investments, net of maturing investments. Additionally, capital expenditures were $1.0 million in the three months ended June 27, 1999 and $2.7 million in the three months ended June 28, 1998. During fiscal year 2000, the Company anticipates spending between $2.5 million to $3.5 million for leasehold improvements and relocation related expenses associated with the corporate headquarters relocation to Aliso Viejo, California. The Company may exercise its option to purchase the Aliso Viejo facility, which could increase the Company's potential cash expenditures by approximately $30.0 to $35.0 million.

        The Company's cash flow provided by financing activities was $1.1 million in the three months ended June 27, 1999 compared to $0.2 million in the three months ended June 28, 1998. The increase in cash provided by financing activities in the three months ended June 27, 1999 was primarily due to increases in proceeds from issuance of stock under employee stock plans.

        The Company believes that existing cash and cash equivalent balances, short term investments, facilities and equipment leases, and cash flows from operating activities will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

        Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "expects," and similar expressions are intended to identify forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Business" or "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

        The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant portion of the Company's net revenues in each fiscal quarter result from orders booked in that quarter. In the past, a significant percentage of the Company's quarterly bookings and sales to major customers occurred during the last month of the quarter, and there can be no assurance that this trend will not return in the future. Orders placed by major customers are typically based on their forecasted sales and inventory levels for the Company's products. Changes in purchasing patterns by one or more of the Company's major customers, customer order changes or rescheduling, gain or loss of significant customers, customer policies pertaining to desired inventory levels of the Company's products, negotiations of rebates and extended payment terms, as well as changes in the ability of the Company to anticipate in advance the mix of customer orders, could result in material fluctuations in quarterly operating results. Certain large OEM customers may require the Company to maintain higher levels of inventory, or field warehouses in an attempt to minimize their own inventories. In addition, the Company must order its products and build inventory substantially in advance of product shipments, and because the markets for the Company's products are subject to rapid technological and price changes, there is a risk the Company will forecast incorrectly and produce excess or insufficient inventory of particular products. To the extent the Company produces excess or insufficient inventory or is required to hold excess inventory, the Company's operating results could be adversely affected.

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

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

        A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The loss of any of the Company's major customers would have a material adverse effect on its business, financial condition and results of operations. Some of these customers are based in the Pacific Rim, which is subject to economic and political uncertainties. In addition, a majority of the Company's customers order the Company's products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from the Company for any extended period. Major customers also have significant leverage over the Company and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, financial condition and results of operations. This risk is increased due to the potential for some of these customers merging or acquiring other customers of the Company. As the Company's OEM customers are pressured to reduce prices as a result of competitive factors, the Company may be required to contractually commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. If the Company is unable to achieve such cost reductions, the Company's gross margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company provides certain customers with price protection in the event that the Company reduces the prices of its products. While the Company maintains reserves for such price protection, there can be no assurance that the impact of future price reductions by the Company will not exceed the Company's reserves in any specific fiscal period. Any price protection in excess of recorded reserves could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company currently competes primarily with Texas Instruments, Adaptec, Inc. and LSI Logic in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company competes primarily with Texas Instruments, LSI Logic, Hewlett-Packard Company and Emulex Corporation. In the IDE sector, the Company competes with STMicroelectronics and Cirrus Logic, Inc. In the enclosure management sector, the Company competes primarily with the Symbios division of LSI Logic and the Serano division of Vitesse Semiconductor Corporation. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from the Company.

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

IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

        The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible with those of the Company. Acquisitions involve numerous risks, including uncertainties in identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, the potential loss of current customers and/or retention of the acquired Company's customers and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company's business, financial condition, results of operations or stock price. With respect to recording future business combinations the FASB has announced it may abolish the pooling-of-interests accounting treatment as well as the accounting treatment of acquired in-process research and development. The proposal would affect transactions after January 1, 2001. If the FASB does eliminate pooling-of-interests accounting treatment, the Company's ability to consummate a business combination without incurring goodwill would be adversely affected.

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

        The Company is addressing Year 2000 issues in a phased approach consisting of the following phases: (1) assessment, (2) planning, (3) preparation and (4) implementation. The assessment phase consists of taking an inventory of the Company's internal IT and non-IT systems and assessing risk, identifying potential solutions and estimating repair or remediation costs. The planning phase consists of identifying tasks to ensure Year 2000 readiness, identifying mission-critical applications and infrastructure, and coordinating testing dates and remediation timing. The third phase, preparation, includes coordinating the remediation process; and the implementation phase involves testing, repair and/or replacement of non-compliant application and infrastructure. The implementation phase will be concluded with establishing contingency plans for the Company's mission-critical systems and infrastructure. The Company has completed testing and remediation efforts for its critical and non-critical information systems and will continue to monitor them to ensure they are Year 2000 compliant.

        Internal Non-IT Systems. The Company's non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone and voice mail systems, building access and security systems, facility environmental systems and other equipment with embedded technology. The Company has completed remediation efforts for its critical internal non-IT systems and will continue to monitor them to ensure they are Year 2000 compliant. The remaining non-critical non-IT systems are in the implementation phase and remediation is expected to be completed by September 30, 1999.

        Products. The Company's products include I/O and enclosure management semiconductors as well as I/O host bus adapter products. The Company has completed an assessment of its products and has determined they do not contain specific date functions that would be impacted by the change in the century.

        Material Third-Party Relationships. The Company's material third-party suppliers include key suppliers, contract manufacturers, vendors and business partners. The process for evaluating third-party risk includes the following steps: (1) distribution of an initial readiness assessment, (2) if necessary, a comprehensive risk assessment combined with telephone or on site interviews, and
(3) preparing contingency plans based on the assessed risk for each third party relationship. The Company has received responses from its initial readiness assessment and is collecting secondary assessments and conducting necessary interviews. The assessment and interview phase is expected to be completed by August 31, 1999, and contingency plans finalized by September 30, 1999.

        The Company currently estimates that the costs associated with the Year 2000 should not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment, planning, preparation and implementation have not been material to the results of operations.

        The Company believes its greatest risks related to the Year 2000 issue involve its relationships with its critical third party suppliers and service providers. Potential impacts to the Company include an interrupted product flow from critical suppliers due to their Year 2000 interruptions, supplier allocation or limiting products and/or sub-assemblies due to unforeseen product shortages, a decline in customer orders after December 31, 1999 due to customers building up inventory levels prior to that date, potential infrastructure collapse such as interruptions in public utilities, electricity or telecommunications. Any of the foregoing risks, as well as the fruition of a combination of lesser risks, could adversely impact the Company's financial condition and results of operations. Contingency plans to mitigate or reduce these risks are being formulated to address each area of the Company's Year 2000 compliance plan, and are expected to be completed by September 30, 1999. However, as many of the third party service providers such as the public utilities are outside of the Company's control, and the Company does not have the ability to independently verify the Year 2000 readiness statements of third parties, there can be no assurance that a material adverse impact to the Company's financial condition or results of operations would not occur.

VOLATILITY OF STOCK PRICE

        The market price of the common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Future announcements concerning the Company or its competitors or customers, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by the Company or its competitors, conditions in the semiconductor industry, changes in earnings estimates by analysts, market conditions for high technology stocks in general, and the potential for a shareholder lawsuit, or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS

        Pursuant to the Company's Restated Certificate of Incorporation, as amended, the Board of Directors is authorized to approve the issuance of shares of currently undesignated preferred stock, to determine the price, powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed on any unissued series of the preferred stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. Pursuant to this authority, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. Concurrently with the February 1999 two-for-one stock split, each "post-split" share was adjusted to carry one-half-right per share of common stock. Concurrently with the July 1999 two-for-one stock split, each "post-split" share was adjusted to carry one-quarter-right per share of common stock. The Shareholder Rights Plan, the undesignated preferred stock and certain provisions of the Delaware law may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

FACILITIES

        The Company currently occupies an 97,000 square foot facility in Costa Mesa, California containing its corporate, principle product development, and sales personnel, as well as its operational facilities. QLogic has entered into a ten-year lease agreement to expand and relocate its Costa Mesa operations to a 165,000 square foot facility in Aliso Viejo, California. The lease commences upon completion of the construction of the facility, expected in November 1999 to February 2000. There can be no assurance the Company will continue to grow and fully utilize its expanded facility. As a result, the Company may incur additional costs associated with carrying facility expansion capabilities, which could adversely impact future earnings. Additionally, the Company will experience additional costs associated with the relocation, which may adversely impact future earnings. The Company may experience an adverse impact to future earnings due to loss of management focus or business interruption related to issues surrounding the relocation of operations.

        The Company's current headquarters in Costa Mesa, California and the future site in Aliso Viejo, California are located near major earthquake faults. The Company is not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(a) Effective July 30, 1999, the Registrant's Common Stock was split in a 2-for-1 stock split effected by a stock dividend with a record date of July 22, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

   10.12 Supplement to Tax Sharing Agreement, dated June 2, 1995, between QLogic Corporation and Emulex Corporation.(3)

   10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.(8)

   10.14     Press release related to February 15, 1999 stock split.(8)

   10.15     Form QLogic Corporation 1998 Employee Stock Purchase Plan.(9)

   10.16     Loan and Security Agreement with Silicon Valley Bank.(10)

   10.17     Press release related to July 30, 1999 stock split.(10)

   21.1      Subsidiaries of the registrant.(10)

   27        Financial Data Schedule.(10)

(b)      Reports on Form 8-K

The Registrant filed Form 8-K on May 23, 1999, with respect to the retirement of the Company's Chairman of the Board, Gary E. Liebl, reported under Item 5.

 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April3, 1994 and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995 and incorporated herein by reference.

 (4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A filed June 19, 1996, and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A filed November 25, 1997, and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended December 27,1998, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999 an incorporated herein by reference.

(10)     New exhibit filed with this report.

 * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           QLOGIC CORPORATION

Date: August 11, 1999                      By: /s/ H. K. DESAI
                                               ---------------------------------
                                               H.K. Desai
                                               Chairman, Chief Executive Officer
                                               and President


                                           By: /s/ THOMAS R. ANDERSON
                                               ---------------------------------
                                               Thomas R. Anderson
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial and
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

   10.12 Supplement to Tax Sharing Agreement, dated June 2, 1995, between QLogic Corporation and Emulex Corporation.(3)

   10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.(8)

   10.14      Press release related to February 15, 1999 stock split.(8)

   10.15      Form QLogic Corporation 1998 Employee Stock Purchase Plan.(9)

   10.16      Loan and Security Agreement with Silicon Valley Bank.(10)

   10.17      Press release related to July 30, 1999 stock split.(10)

   21.1       Subsidiaries of the registrant.(10)

   27         Financial Data Schedule.(10)

 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994 and incorporated herein by reference.


 (2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995 and incorporated herein by reference.

 (4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A filed June 19, 1996, and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A filed November 25, 1997, and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended December 27,1998, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999 an incorporated herein by reference.

(10)     New exhibit filed with this report.

 * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(b)  Reports on Form 8-K

     The Registrant filed Form 8-K on May 23, 1999, with respect to the retirement of the Company's Chairman of the Board, Gary E. Liebl, reported under Item 5.