Form 10-Q
period 1999-09-26
QLOGIC CORP
filed 1999-11-09
CIK 918386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-23298

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 27, 1999 the registrant had 36,547,484 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for the February 1999 and July 1999 two-for-one stock splits.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QLOGIC CORPORATION

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets at September 26, 1999
             and March 28, 1999..........................................    3
             Condensed Consolidated Statements of Income for the three
             and six months ended September 26, 1999 and September 27,
             1998........................................................    4
             Condensed Consolidated Statements of Cash Flows for the six
             months ended September 26, 1999 and September 27, 1998......    5
             Notes to Condensed Consolidated Financial Statements........    6
Item 2.      Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.......................................    8

PART II.     OTHER INFORMATION
Item 4.      Submission of Matters to a Vote of Security Holders.........   20
Item 6.      Exhibits and Reports on Form 8-K............................   21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 26,   MARCH 28,
                                                                  1999          1999
                                                              -------------   ---------
Cash and cash equivalents...................................    $ 46,595      $ 43,174
Short term investments......................................      69,035        57,613
Accounts and notes receivable, net..........................      16,679        11,917
Inventories.................................................      12,984        10,623
Deferred income taxes.......................................       5,722         5,649
Prepaid expenses and other current assets...................       3,796         1,950
                                                                --------      --------
          Total current assets..............................     154,811       130,926
Long term investments.......................................      40,515        29,760
Property and equipment, net.................................      12,873        10,409
Other assets................................................       1,647         1,828
                                                                --------      --------
                                                                $209,846      $172,923
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $  7,022      $  6,432
Accrued compensation........................................       8,105         7,378
Income taxes payable........................................       1,033         1,358
Deferred revenue............................................       1,074         1,074
Other accrued liabilities...................................       3,312         3,997
                                                                --------      --------
          Total current liabilities.........................      20,546        20,239
                                                                --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................          --            --
  Common stock, $0.001 par value; 150,000,000 shares
     authorized; 36,518,961 and 35,922,116 shares issued and
     outstanding at September 26, 1999 and March 28, 1999,
     respectively...........................................          37            36
  Additional paid-in capital................................     120,495       108,773
  Retained earnings.........................................      68,768        43,875
                                                                --------      --------
          Total stockholders' equity........................     189,300       152,684
                                                                --------      --------
                                                                $209,846      $172,923
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                             -----------------------------    -----------------------------
                                             SEPTEMBER 26,   SEPTEMBER 27,    SEPTEMBER 26,   SEPTEMBER 27,
                                                 1999            1998             1999            1998
                                             -------------   -------------    -------------   -------------
Net revenues...............................     $47,492         $27,692          $90,678         $51,807
Cost of revenues...........................      14,314          10,261           27,800          19,964
                                                -------         -------          -------         -------
     Gross profit..........................      33,178          17,431           62,878          31,843
                                                -------         -------          -------         -------

Operating expenses:
  Engineering and development..............       8,351           7,001           16,227          11,942
  Selling and marketing....................       4,183           2,512            8,158           4,887
  General and administrative...............       2,106           1,383            3,902           2,591
                                                -------         -------          -------         -------
          Total operating expenses.........      14,640          10,896           28,287          19,420
                                                -------         -------          -------         -------
Operating income...........................      18,538           6,535           34,591          12,423
Interest income, net.......................       1,736           1,401            3,125           2,750
                                                -------         -------          -------         -------
Income before income taxes.................      20,274           7,936           37,716          15,173
Income tax provision.......................       6,893           2,698           12,823           5,160
                                                -------         -------          -------         -------
Net income.................................     $13,381         $ 5,238          $24,893         $10,013
                                                =======         =======          =======         =======
Net income per share:
  Basic....................................     $  0.37         $  0.15          $  0.69         $  0.29
                                                =======         =======          =======         =======
  Diluted..................................     $  0.35         $  0.14          $  0.65         $  0.27
                                                =======         =======          =======         =======
Number of shares used in per share
  calculations:
  Basic....................................      36,360          34,828           36,185          34,744
                                                =======         =======          =======         =======
  Diluted..................................      38,534          37,020           38,306          36,844
                                                =======         =======          =======         =======

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 26,    SEPTEMBER 27,
                                                                  1999             1998
                                                              -------------    -------------
Cash flows from operating activities:
  Net income................................................    $ 24,893         $ 10,013
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       2,254            1,390
     Write-off of acquired in-process technology............         871            1,220
     Increase (decrease) in allowance for doubtful
      accounts..............................................        (193)             193
     Loss on disposal of property and equipment.............           4               82
     Benefit from deferred income taxes.....................         (73)            (427)
Changes in assets and liabilities:
  Accounts and notes receivable.............................      (4,569)           1,494
  Inventories...............................................      (2,361)          (5,651)
  Prepaid expenses and other current assets.................      (1,846)            (235)
  Other assets..............................................         (15)            (440)
  Accounts payable..........................................         590            1,405
  Accrued compensation......................................         727              382
  Incomes taxes payable.....................................       8,269            2,930
  Other accrued liabilities.................................         (92)           1,150
  Deferred revenue..........................................          --             (215)
  Other non-current liabilities.............................          --             (466)
                                                                --------         --------
          Net cash provided by operating activities.........      28,459           12,825
                                                                --------         --------
Cash flows from investing activities:
  Additions to property and equipment.......................      (4,526)          (3,725)
  Purchases of investments..................................     (54,386)         (50,555)
  Acquisition of business, net of cash acquired.............      (1,321)          (1,957)
  Maturities of investments.................................      32,209           17,933
                                                                --------         --------
          Net cash used in investing activities.............     (28,024)         (38,304)
                                                                --------         --------
Cash flows from financing activities:
  Principal payments under capital leases...................        (142)            (102)
  Proceeds from issuance of stock under employee stock
     plans..................................................       3,128              671
                                                                --------         --------
          Net cash provided by financing activities.........       2,986              569
                                                                --------         --------
Net increase (decrease) in cash and cash equivalents........       3,421          (24,910)
Cash and cash equivalents at beginning of period............      43,174           64,090
                                                                --------         --------
Cash and cash equivalents at end of period..................    $ 46,595         $ 39,180
                                                                ========         ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................    $     12         $     25
                                                                ========         ========
  Income taxes..............................................    $  3,825         $  3,491
                                                                ========         ========

Non-cash investing and financing activities:
  During the six months ended September 26, 1999, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $8,594 related to the tax benefit of exercises of stock options under the Company's stock option plans. Additionally, during the six months ended September 26, 1999, the Company recorded an accrual of $365 in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement.

  During the six months ended September 27, 1998, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $217 related to the tax benefit of exercises of stock options under the Company's stock options plans.

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1)  BASIS OF PRESENTATION

     In the opinion of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of September 26, 1999, the statements of income for the three and six months ended September 26, 1999 and September 27, 1998 and the statements of cash flows for the six months ended September 26, 1999 and September 27, 1998. The accompanying financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. The results of operations for the three and six months ended September 26, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE (2)  INVENTORIES

     Components of inventories are as follows:

                                                       SEPTEMBER 26,    MARCH 28,
                                                           1999           1999
                                                       -------------    ---------
Raw materials........................................     $10,480        $ 7,716
Work in process......................................       2,294            833
Finished goods.......................................         210          2,074
                                                          -------        -------
                                                          $12,984        $10,623
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

     The following table sets forth the computations of basic and diluted net income per share:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Numerator:
  Net income.................................     $13,381         $5,238          $24,893         $10,013
                                                  =======         ======          =======         =======
Denominator:
  Denominator for basic net income per
     share -- weighted average shares........      36,360         34,828           36,185          34,744
  Dilutive potential common shares, using
     treasury stock method...................       2,174          2,192            2,121           2,100
                                                  -------         ------          -------         -------
     Denominator for diluted net income per
       share.................................      38,534         37,020           38,306          36,844
                                                  =======         ======          =======         =======
Basic net income per share...................     $  0.37         $ 0.15          $  0.69         $  0.29
                                                  =======         ======          =======         =======
Diluted net income per share.................     $  0.35         $ 0.14          $  0.65         $  0.27
                                                  =======         ======          =======         =======

     Options to purchase 89 shares of common stock with an exercise price that exceeded the average market price of $13.44 during the three months ended September 27, 1998, were excluded from the calculation of

                               QLOGIC CORPORATION

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

diluted net income per share as their inclusion would have been anti-dilutive. There were no anti-dilutive options outstanding for the three months ended September 26, 1999.

     Options to purchase 4 and 58 shares of common stock with exercise prices that exceed the average market price of $62.75 and $11.91 during the six months ended September 26, 1999 and September 27, 1998, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE (4)  CAPITALIZATION

     In July 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock effected as a stock dividend, applicable to stockholders of record on July 22, 1999, payable on August 2, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this split as well as the two-for-one stock split effective February 1999.

     On September 28, 1999, the stockholders approved and ratified an amendment to the Certificate of Incorporation to increase authorized common stock of the Company from 50,000 shares to 150,000 shares, to change the par value of common stock from $0.05 to $0.001 per share, and to change the par value of the preferred stock from $0.10 to $0.001 per share. All references to authorized shares and par value per share for all periods presented have been adjusted to give effect to these changes.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      ----------------------------------    ----------------------------------
                                       SEPTEMBER 26,      SEPTEMBER 27,      SEPTEMBER 26,      SEPTEMBER 27,
                                           1999               1998               1999               1998
                                      ---------------    ---------------    ---------------    ---------------
                                                                   (IN THOUSANDS)
Net revenues........................  $47,492   100.0%   $27,692   100.0%   $90,678   100.0%   $51,807   100.0%
Cost of revenues....................   14,314    30.1     10,261    37.1     27,800    30.7     19,964    38.5
                                      -------   -----    -------   -----    -------   -----    -------   -----
  Gross profit......................   33,178    69.9     17,431    62.9     62,878    69.3     31,843    61.5
Operating expenses:
  Engineering and development.......    8,351    17.6      7,001    25.3     16,227    17.9     11,942    23.1
  Selling and marketing.............    4,183     8.8      2,512     9.0      8,158     9.0      4,887     9.4
  General and administrative........    2,106     4.4      1,383     5.0      3,902     4.3      2,591     5.0
                                      -------   -----    -------   -----    -------   -----    -------   -----
         Total operating expenses...   14,640    30.8     10,896    39.3     28,287    31.2     19,420    37.5
                                      -------   -----    -------   -----    -------   -----    -------   -----
         Operating income...........  $18,538    39.1%   $ 6,535    23.6%   $34,591    38.1%   $12,423    24.0%
                                      =======   =====    =======   =====    =======   =====    =======   =====

  Net Revenues

     The Company's net revenues are derived primarily from the sale of SCSI and Fibre Channel based products. The Company also licenses certain designs and receives royalty revenues and non-recurring engineering fees. Net revenues in the three months ended September 26, 1999 increased $19.8 million or 72% from the three months ended September 27, 1998 to $47.5 million. The increase was the result of an $8.7 million increase in sales of SCSI products, an $8.2 million increase in sales of Fibre Channel products, and a $2.9 million increase in IDE-based royalties.

     Net revenues for the six months ended September 26, 1999 increased $38.9 million or 75% from the six months ended September 27, 1998 to $90.7 million. The increase was the result of a $17.4 million increase in sales of SCSI products, a $15.0 million increase in sales of Fibre Channel products, and a $6.4 million increase in IDE-based royalties.

     Export revenues (primarily to the Pacific Rim countries) in the three months ended September 26, 1999 increased $10.4 million or 73% from the three months ended September 27, 1998, to approximately $24.7 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. It is believed that countries in the Pacific Rim continue to suffer from the influence of the Asian economic crisis. This could lead to widespread financial difficulty among the companies in that region. As a percentage of net revenues, export revenues accounted for 52% in the three months ended September 26, 1999 and September 27, 1998.

     Export revenues for the six months ended September 26, 1999 increased $21.7 million or 80% from the six months ended September 27, 1998, to approximately $48.7 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. As a percentage of net revenues, export revenues accounted for 54% for the six months ended September 26, 1999, and 52% for the six months ended September 27, 1998. Export revenues are denominated in U.S. dollars. The Company does not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of the Company's operations.

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

  Gross Profit

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage for the three months ended September 26, 1999 was 69.9%, an increase from 62.9% in the three months ended September 27, 1998. The increase in gross profit percentage was largely due to the impact of $2.9 million of IDE-based royalties received from a major customer. The percentage increase was also impacted by the introduction of new, higher margin products and volume-related cost reductions on mature products, combined with improved quality resulting in reduced scrap expenses.

     The gross profit percentage for the six months ended September 26, 1999 was 69.3%, an increase from 61.5% in the six months ended September 27, 1998. The percentage increase resulted from the added $6.4 million of IDE-based royalties as well as the continued introduction of new, higher margin products and volume-related cost reductions on mature products, combined with improved quality resulting in reduced scrap expenses.

     The Company's ability to maintain its current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, the Company does not anticipate its gross profit percentage to increase at a rate consistent with historic trends and may decline in future quarters.

  Operating Expenses

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related expenses, development-related material, occupancy costs, and computer support. The Company believes that continued investments in engineering and development activities are critical to achieving its strategic objectives. The Company expects that the dollar amount of engineering and development expenses will continue to increase in fiscal 2000.

     During the three months ended September 26, 1999, engineering and development expenses increased $1.4 million to $8.4 million from $7.0 million in the three months ended September 27, 1998. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as IDE-based product design. As a percentage of net revenues, engineering and development expenses decreased to 17.6% in the three months ended September 26, 1999 from 25.3% in the similar prior year period. The decrease as a percentage of net revenues was largely due to a $1.6 million in-process technology charge related to the acquisition of Silicon Design Resources, Inc. in August 1998.

     For the six months ended September 26, 1999, engineering and development expenses increased $4.3 million to $16.2 million from $11.9 million in the six months ended September 27, 1998. As a percentage of net revenues this amounted to 17.9% for the six months ended September 26, 1999, and 23.1% for the six months ended September 27, 1998. The decrease as a percentage of net revenues was largely due to a

$1.6 million in-process technology charge related to the acquisition of Silicon Design Resources, Inc. in August 1998.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. The Company believes continued investments in these types of expenses are critical to the success of its strategy of expanding relationships with its customers. As a result, the Company expects sales and marketing expenditures will increase in the future.

     During the three months ended September 26, 1999, selling and marketing expenses increased $1.7 million to $4.2 million from $2.5 million in the three months ended September 27, 1998. The increase in spending was largely due to increased sales commissions earned as a result of the increase in net revenues. As a percentage of net revenues, sales and marketing expenses decreased to 8.8% in the three months ended September 26, 1999 from 9.0% in the similar prior year period. The decrease was due to economies of scale realized from the growth in net revenues.

     For the six months ended September 26, 1999 sales and marketing expenses increased $3.3 million from the similar period in the prior fiscal year. As a percentage of net revenues this amounted to 9.0% for the six months ended September 26, 1999. The decrease in sales and marketing expenses as a percentage of net revenue relates to economies of scale realized from the growth in net revenues.

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

     During the three months ended September 26, 1999, general and administrative expenses increased $0.7 million to $2.1 million from $1.4 million in the three months ended September 27, 1998. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses decreased to 4.4% in the three months ended September 26, 1999 from 5.0% in the similar prior year period. The decrease as a percentage of net revenues was due to economies of scale realized from the growth in net revenues.

     For the six months ended September 26, 1999 general and administrative expenses increased $1.3 million to $3.9 million from $2.6 million for the six months ended September 27, 1998. As a percentage of net revenues this amounted to 4.3% for the six months ended September 26, 1999, and 5.0% for the six months ended September 27, 1998. For the six months ended September 26, 1999, general and administrative expenses increased in dollars due to an increase in general and administrative personnel.

  Non-Operating Income

     Interest and other income, net of interest expense, was $1.7 million for the three months ended September 26, 1999 and $1.4 million for the three months ended September 27, 1998. The increase was largely due to increases in interest income related to increases in cash, cash equivalents and investment balances.

     For the six months ended September 26, 1999, interest and other income, net of interest expense, was $3.1 million and $2.8 million for the six months ended September 27, 1998. The increases in interest and other income for the six months ended September 26, 1999 and September 27, 1998 are largely due to increases in cash, cash equivalents and investment balances.

  Income Tax Provision

     The Company's effective tax rate remained relatively constant at approximately 34% for both the three and six months ended September 26, 1999, and September 27, 1998.

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

  Liquidity and Capital Resources

     The Company's combined balances of cash and cash equivalents, short-term and long-term investments have increased to $156.1 million at September 26, 1999 compared to $130.5 million at March 28, 1999. The increase was primarily attributable to positive cash flow from operations, primarily net income growth, during the six months ended September 26, 1999.

     The Company's primary source of liquidity is derived from working capital, cash from operations, and a $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $23.6 million to $134.3 million from March 28, 1999 to September 26, 1999. The increase in working capital in the quarter ended September 26, 1999 was largely attributable to cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows the Company to borrow at the bank's prime rate. The credit facility expires on July 5, 2000, and, although there can be no assurance, the Company currently expects to renew this line of credit. There are no borrowings under this credit facility at September 26, 1999.

     The Company's cash flow provided by operations was $28.5 million in the six months ended September 26, 1999, and $12.8 million in the six months ended September 27, 1998. The growth in cash provided by operations was primarily due to increases in profitability. Additionally, in the six months ended September 26, 1999, cash flow from operations was improved by increases in income taxes payable and accrued compensation and was offset by increases in accounts and notes receivable, inventories and prepaid expenses and other current assets.

     The Company's cash flow used in investing activities was $28.0 million in the six months ended September 26, 1999 compared to $38.3 million in the six months ended September 27, 1998. The decrease in cash used in investing activities for the six months ended September 26, 1999, was primarily due to increases in maturing short and long-term investments, net of investment purchases. Additionally, capital expenditures were $4.5 million in the six months ended September 26, 1999 and $3.7 million in the six months ended September 27, 1998. During fiscal year 2000, the Company anticipates spending between $2.5 million to $3.5 million for leasehold improvements and relocation related expenses associated with the corporate headquarters relocation to Aliso Viejo, California. The Company may exercise its option to purchase the Aliso Viejo facility, which could increase the Company's potential cash expenditures by approximately $30.0 to $35.0 million.

     The Company's cash flow provided by financing activities was $3.0 million in the six months ended September 26, 1999 compared to $0.6 million in the six months ended September 27, 1998. The increase in cash provided by financing activities in the three months ended September 26, 1999 was primarily due to increases in proceeds from issuance of stock under employee stock plans.

     The Company believes that existing cash and cash equivalent balances, short term investments, debt facilities and cash flows from operating activities will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "anticipates" "expects," and similar expressions are intended to identify forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report.

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

     Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: the time, availability and sale of new products; seasonal OEM customer demand; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components, including silicon wafers; warranty expenses; variations in product development and other operating expenses; adoption of new accounting pronouncements and/or changes in Company policies and general economic and other conditions effecting the timing of customer orders and capital spending. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and its competitors' products. Although the Company does not maintain its own wafer manufacturing facility, a large portion of the Company's expenses is fixed and difficult to reduce in a short period of time. If net revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements by the Company, its competitors or others regarding new products and technologies could cause customers to defer or cancel purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated design-in cycles for the Company's products have in the past adversely effected the Company's quarterly results of operations. Due to all of the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would likely be materially and adversely affected.

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

     The Company currently competes primarily with Texas Instruments, Adaptec, Inc. and LSI Logic in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company competes primarily with Texas Instruments, LSI Logic, Hewlett-Packard Company, JNI, and Emulex Corporation. In the IDE sector, the Company competes with STMicroelectronics and Cirrus Logic, Inc. In the enclosure management sector, the Company competes primarily with the Symbios division of LSI Logic and the Serano division of Vitesse Semiconductor Corporation. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from the Company.

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

IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

     The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible with those of the Company. Acquisitions involve numerous risks, including uncertainties in identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, the potential loss of current customers and/or retention of the acquired company's customers and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the

Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company's business, financial condition, results of operations or stock price. With respect to recording future business combinations the FASB has announced it may abolish the pooling-of-interests accounting treatment as well as modify the accounting treatment of acquired in-process research and development. The standard, as currently proposed would affect transactions after January 1, 2001. If the FASB does eliminate pooling-of-interests accounting treatment, the Company's ability to consummate a business combination without incurring goodwill would be adversely affected.

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

     The Company is addressing Year 2000 issues in a phased approach consisting of the following phases: (1) assessment, (2) planning, (3) preparation and (4) implementation. The assessment phase consists of taking an inventory of the Company's internal IT and non-IT systems and assessing risk, identifying potential solutions and estimating repair or remediation costs. The planning phase consists of identifying tasks to ensure Year 2000 readiness, identifying mission-critical applications and infrastructure, and coordinating testing dates and remediation timing. The third phase, preparation, includes coordinating the remediation process; and the implementation phase involves testing, repair and/or replacement of non-compliant applications and infrastructure. The implementation phase will be concluded with establishing contingency plans for the Company's mission-critical systems and infrastructure. The Company has completed testing and remediation efforts for its critical and non-critical information systems and will continue to monitor them to ensure they are Year 2000 compliant.

     Internal Non-IT Systems. The Company's non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone and voice mail systems, building access and security systems, facility environmental systems and other equipment with embedded technology. The Company has completed remediation efforts for its critical internal non-IT systems and will continue to monitor them to ensure they are Year 2000 compliant. The remaining non-critical non-IT systems are in the implementation phase and remediation is expected to be completed by November 30, 1999.

     Products. The Company's products include I/O and enclosure management semiconductors as well as I/O host bus adapter products. The Company has completed an assessment of its products and has determined they do not contain date-specific functions that would be impacted by the change in the century.

     Material Third-Party Relationships. The Company's material third-party suppliers include key suppliers, contract manufacturers, vendors and business partners. The process for evaluating third-party risk includes the following steps: (1) distribution of an initial readiness assessment, (2) if necessary, a comprehensive risk assessment combined with telephone or on-site interviews, and
(3) preparing contingency plans based on the assessed risk for each third party relationship. The Company has received responses from its initial readiness assessment and has collected secondary assessments and conducted necessary interviews. The assessment and interview phase is complete, and contingency plans have been finalized.

     The Company currently estimates that the costs associated with the Year 2000 should not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment, planning, preparation and implementation have not been material to the results of operations.

     The Company believes its greatest risks related to the Year 2000 issue involve its relationships with its critical third party suppliers and service providers. Potential impacts to the Company include an interrupted product flow from critical suppliers due to their Year 2000 interruptions, supplier allocation or limiting products and/or sub-assemblies due to unforeseen product shortages, a decline in customer orders after December 31, 1999 due to customers building up inventory levels prior to that date, potential infrastructure collapse such as interruptions in public utilities, electricity or telecommunications. Any of the foregoing risks, as well as the fruition of a combination of lesser risks, could adversely impact the Company's financial condition and results of operations. Contingency plans to mitigate or reduce these risks have been formulated to address each area of the Company's Year 2000 compliance plan. However, as many of the third party service providers such as the public utilities are outside of the Company's control, and the Company does not have the ability to independently verify the Year 2000 readiness statements of third parties, there can be no assurance that a material adverse impact to the Company's financial condition or results of operations will not occur.

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

FACILITIES

     The Company currently occupies an 97,000 square foot facility in Costa Mesa, California containing its corporate, principle product development, and sales personnel, as well as its operational facilities. QLogic has entered into a ten-year lease agreement to expand and relocate its Costa Mesa operations to a 165,000 square foot facility in Aliso Viejo, California. The lease commences upon completion of the construction of the facility, expected in November 1999 to February 2000. There can be no assurance the Company will continue to grow and fully utilize its expanded facility. As a result, the Company may incur additional costs associated with carrying facility expansion capabilities, which could adversely impact future earnings. Additionally, the Company will experience additional costs associated with the relocation, which may adversely impact future earnings. The Company may experience an adverse impact to future earnings due to loss of management focus or business interruption related to issues surrounding the relocation of operations, or if construction of the facility is not completed in a timely manner.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The registrant's Annual Meeting of Stockholders was held on September 28, 1999.

     (b) The Annual Meeting of Stockholders was held on September 28, 1999, the stockholders of the registrant voted as follows:

                                                                                                BROKER
                                                    FOR        AGAINST    WITHHELD   ABSTAIN   NON-VOTE
                                                 ----------   ---------   --------   -------   --------
(i)   Election of Directors:
      H.K. Desai...............................  30,976,271          --   123,197        --       --
      Carol L. Miltner.........................  30,976,590          --   122,878        --       --
      George D. Wells..........................  30,960,590          --   138,878        --       --
      Larry R. Carter..........................  30,923,205          --   176,263        --       --
(ii)  Approval and ratification of amendment to
      certificate of incorporation.............  28,505,065   2,400,579        --    33,662       --
(iii) Approval and ratification of amendment to
      the QLogic Corporation Stock Awards
      Plan.....................................  18,975,518   7,186,427        --    43,977       --
(iv)  Approval and ratification of amendment to
      the QLogic Corporation Non-Employee
      Director Stock Option Plan...............  28,804,250   2,223,374        --    71,844       --
(v)   Ratification of appointment of KPMG LLP
      as auditors for fiscal 2000..............  31,055,931      19,891        --    23,646       --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT NO.                            ITEM CAPTION
        -----------                            ------------
         2.1           Distribution Agreement dated as of January 24, 1994 among
                       Emulex Corporation, A Delaware Corporation, Emulex
                       Corporation, a California Corporation and QLogic
                       Corporation.(1)
          3.1          Certificate of Incorporation of Emulex Micro Devices
                       Corporation, dated November 13, 1992.(1)
         3.2           EMD Incorporation Agreement, dated as of January 1, 1993.(1)
         3.3           Certificate of Amendment of Certificate of Incorporation,
                       dated May 26, 1993.(1)
         3.4           By-Laws of QLogic Corporation.(1)
         3.5           Amendments to By-Laws of QLogic Corporation.(4)
         3.6           Certificate of Amendment of Certification of Incorporation,
                       dated February 15, 1999.(9)
        10.1           Form of QLogic Corporation Non-Employee Director Stock
                       Option Plan.*(1)
        10.1.1         Form of QLogic Corporation Non-Employee Director Stock
                       Option Plan, as amended.*(9)
        10.2           Form of QLogic Corporation Stocks Awards Plan.*(1)
        10.2.1         Form of QLogic Corporation Stocks Awards Plan, as
                       amended.*(9)
        10.3           Form of Tax Sharing Agreement among Emulex Corporation, a
                       Delaware corporation, Emulex Corporation, a California
                       corporation, and QLogic Corporation.(1)
        10.4           Administrative Services Agreement, dated as of February 21,
                       1993, among Emulex Corporation, a California corporation,
                       Emulex Corporation, a Delaware corporation and QLogic
                       Corporation.(1)
        10.5           Employee Benefits Allocation Agreement, dated as of January
                       24, 1994, among Emulex Corporation, a Delaware corporation,
                       Emulex Corporation, a California corporation, and QLogic
                       Corporation.(1)
        10.6           Form of Assignment, Assumption and Consent Re: Lease among
                       Emulex Corporation, a California corporation, QLogic
                       Corporation and C.J. Segerstrom & Sons, a general
                       partnership.(1)
        10.7           Intellectual Property Assignment and Licensing Agreement,
                       dated as of January 24, 1994, between Emulex Corporation, a
                       California Corporation, and QLogic Corporation.(1)
        10.8           Form of QLogic Corporation Savings Plan.*(1)
        10.9           Form of QLogic Corporation Savings Plan Trust.*(1)
        10.10          Loan and Security Agreement with Silicon Valley Bank.(7)
        10.11          Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
        10.12          Supplement to Tax Sharing Agreement, dated June 2, 1995,
                       between QLogic Corporation and Emulex Corporation.(3)
        10.13          Industrial Lease Agreement between the Registrant, as
                       lessee, and AEW/Parker South, LLC, as lessor.(8)
        10.14          Press release related to February 15, 1999 stock split.(8)
        10.15          Form QLogic Corporation 1998 Employee Stock Purchase
                       Plan.(9)

        EXHIBIT NO.                            ITEM CAPTION
        -----------                            ------------
         10.16         Loan and Security Agreement with Silicon Valley Bank.(10)
        10.17          Press release related to July 30, 1999 stock split.(10)
        21.1           Subsidiaries of the Registrant.(10)
        27             Financial Data Schedule.

---------------
  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

 (8) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 27, 1999, and incorporated herein by reference.

     (b) Reports on Form 8-K

     The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QLOGIC CORPORATION

                                          By:        /s/ H. K. DESAI
                                            ------------------------------------
                                                        H. K. Desai
                                             Chairman, Chief Executive Officer
                                                        and President

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

Date: November 9, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                            ITEM CAPTION
-----------                            ------------
 2.1           Distribution Agreement dated as of January 24, 1994 among
               Emulex Corporation, A Delaware Corporation, Emulex
               Corporation, a California Corporation and QLogic
               Corporation.(1)
  3.1          Certificate of Incorporation of Emulex Micro Devices
               Corporation, dated November 13, 1992.(1)
 3.2           EMD Incorporation Agreement, dated as of January 1, 1993.(1)
 3.3           Certificate of Amendment of Certificate of Incorporation,
               dated May 26, 1993.(1)
 3.4           By-Laws of QLogic Corporation.(1)
 3.5           Amendments to By-Laws of QLogic Corporation.(4)
 3.6           Certificate of Amendment of Certification of Incorporation,
               dated February 15, 1999.(9)
10.1           Form of QLogic Corporation Non-Employee Director Stock
               Option Plan.*(1)
10.1.1         Form of QLogic Corporation Non-Employee Director Stock
               Option Plan, as amended.*(9)
10.2           Form of QLogic Corporation Stocks Awards Plan.*(1)
10.2.1         Form of QLogic Corporation Stocks Awards Plan, as
               amended.*(9)
10.3           Form of Tax Sharing Agreement among Emulex Corporation, a
               Delaware corporation, Emulex Corporation, a California
               corporation, and QLogic Corporation.(1)
10.4           Administrative Services Agreement, dated as of February 21,
               1993, among Emulex Corporation, a California corporation,
               Emulex Corporation, a Delaware corporation and QLogic
               Corporation.(1)
10.5           Employee Benefits Allocation Agreement, dated as of January
               24, 1994, among Emulex Corporation, a Delaware corporation,
               Emulex Corporation, a California corporation, and QLogic
               Corporation.(1)
10.6           Form of Assignment, Assumption and Consent Re: Lease among
               Emulex Corporation, a California corporation, QLogic
               Corporation and C.J. Segerstrom & Sons, a general
               partnership.(1)
10.7           Intellectual Property Assignment and Licensing Agreement,
               dated as of January 24, 1994, between Emulex Corporation, a
               California Corporation, and QLogic Corporation.(1)
10.8           Form of QLogic Corporation Savings Plan.*(1)
10.9           Form of QLogic Corporation Savings Plan Trust.*(1)
10.10          Loan and Security Agreement with Silicon Valley Bank.(7)
10.11          Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.12          Supplement to Tax Sharing Agreement, dated June 2, 1995,
               between QLogic Corporation and Emulex Corporation.(3)
10.13          Industrial Lease Agreement between the Registrant, as
               lessee, and AEW/Parker South, LLC, as lessor.(8)
10.14          Press release related to February 15, 1999 stock split.(8)
10.15          Form QLogic Corporation 1998 Employee Stock Purchase
               Plan.(9)
10.16          Loan and Security Agreement with Silicon Valley Bank.(10)

EXHIBIT NO.                            ITEM CAPTION
-----------                            ------------
 10.17         Press release related to July 30, 1999 stock split.(10)
21.1           Subsidiaries of the Registrant.(10)
27             Financial Data Schedule.

---------------
  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

 (8) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 27, 1999, and incorporated herein by reference.