Form 10-Q
period 1999-12-26
QLOGIC CORP
filed 2000-02-09
CIK 918386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 26, 2000 the registrant had 73,463,840 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for the February 1999, July 1999 and February 2000, two-for-one stock splits.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QLOGIC CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                    PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at December 26, 1999
         and March 28, 1999..........................................    3
         Condensed Consolidated Statements of Income for the three
         and nine months ended December 26, 1999 and December 27,
         1998........................................................    4
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended December 26, 1999 and December 27, 1998........    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8

                     PART II. OTHER INFORMATION

Item 2.  Changes in Securities.......................................   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 26,    MARCH 28,
                                                                  1999          1999
                                                              ------------    ---------
Cash and cash equivalents...................................    $ 66,092      $ 43,174
Short term investments......................................      59,667        57,613
Accounts and notes receivable, net..........................      22,590        11,917
Inventories.................................................      19,615        10,623
Deferred income taxes.......................................       7,571         5,649
Prepaid expenses and other current assets...................       3,769         1,950
                                                                --------      --------
          Total current assets..............................     179,304       130,926
Long term investments.......................................      43,688        29,760
Property and equipment, net.................................      14,325        10,409
Other assets................................................       1,638         1,828
                                                                --------      --------
                                                                $238,955      $172,923
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $  7,303      $  6,432
Accrued compensation........................................       8,912         7,378
Income taxes payable........................................       6,510         1,358
Deferred revenue............................................       1,813         1,074
Other accrued liabilities...................................       4,343         3,997
                                                                --------      --------
          Total current liabilities.........................      28,881        20,239
                                                                --------      --------
Commitments and contingencies
Subsequent event
Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................          --            --
  Common stock, $0.001 par value; 150,000,000 shares
     authorized; 73,320,062 and 71,844,232 shares issued and
     outstanding at December 26, 1999 and March 28, 1999,
     respectively...........................................          73            72
  Additional paid-in capital................................     125,681       108,737
  Retained earnings.........................................      84,320        43,875
                                                                --------      --------
          Total stockholders' equity........................     210,074       152,684
                                                                --------      --------
                                                                $238,955      $172,923
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          DECEMBER 26,    DECEMBER 27,    DECEMBER 26,    DECEMBER 27,
                                              1999            1998            1999            1998
                                          ------------    ------------    ------------    ------------
Net revenues............................    $52,338         $30,299         $143,016        $82,106
Cost of revenues........................     17,010          10,875           44,810         30,839
                                            -------         -------         --------        -------
  Gross profit..........................     35,328          19,424           98,206         51,267
                                            -------         -------         --------        -------
Operating expenses:
  Engineering and development...........      7,716           5,680           23,943         17,622
  Selling and marketing.................      3,865           3,061           12,023          7,948
  General and administrative............      2,295           1,315            6,197          3,906
                                            -------         -------         --------        -------
          Total operating expenses......     13,876          10,056           42,163         29,476
                                            -------         -------         --------        -------
Operating income........................     21,452           9,368           56,043         21,791
Interest income, net....................      2,112           1,463            5,237          4,213
                                            -------         -------         --------        -------
Income before income taxes..............     23,564          10,831           61,280         26,004
Income tax provision....................      8,012           3,683           20,835          8,843
                                            -------         -------         --------        -------
Net income..............................    $15,552         $ 7,148         $ 40,445        $17,161
                                            =======         =======         ========        =======
Net income per share:
  Basic.................................    $  0.21         $  0.10         $   0.56        $  0.25
                                            =======         =======         ========        =======
  Diluted...............................    $  0.20         $  0.10         $   0.53        $  0.23
                                            =======         =======         ========        =======
Number of shares used in per share
  calculations:
  Basic.................................     73,192          70,026           72,644         69,923
                                            =======         =======         ========        =======
  Diluted...............................     77,597          75,174           76,965         74,565
                                            =======         =======         ========        =======

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 26,    DECEMBER 27,
                                                                  1999            1998
                                                              ------------    ------------
Cash flows from operating activities:
  Net income................................................    $ 40,445        $ 17,161
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       3,535           2,336
    Write-off of acquired in-process technology.............         871           1,220
    Increase in allowance for doubtful accounts.............           9             196
    Loss on disposal of property and equipment..............         219              89
    Benefit from deferred income taxes......................      (1,922)           (719)
  Changes in assets and liabilities:
    Accounts and notes receivable...........................     (10,682)          2,196
    Inventories.............................................      (8,992)         (6,807)
    Prepaid expenses and other current assets...............      (1,819)           (526)
    Other assets............................................        (116)         (1,196)
    Accounts payable........................................         871             913
    Accrued compensation....................................       1,534           1,000
    Incomes taxes payable...................................      17,697           2,137
    Other accrued liabilities...............................         939           1,764
    Deferred revenue........................................         739            (214)
    Other non-current liabilities...........................          --            (466)
                                                                --------        --------
         Net cash provided by operating activities..........      43,328          14,692
                                                                --------        --------
Cash flows from investing activities:
  Additions to property and equipment.......................      (7,364)         (4,677)
  Purchases of investments..................................     (75,083)        (72,445)
  Acquisition of business, net of cash acquired.............      (1,321)         (1,957)
  Maturities of investments.................................      59,101          36,091
                                                                --------        --------
         Net cash used in investing activities..............     (24,667)        (42,988)
                                                                --------        --------
Cash flows from financing activities:
  Principal payments under capital leases...................        (143)           (155)
  Proceeds from issuance of stock under employee stock
    plans...................................................       4,400           1,309
                                                                --------        --------
         Net cash provided by financing activities..........       4,257           1,154
                                                                --------        --------
Net increase (decrease) in cash and cash equivalents........      22,918         (27,142)
Cash and cash equivalents at beginning of period............      43,174          64,090
                                                                --------        --------
Cash and cash equivalents at end of period..................    $ 66,092        $ 36,948
                                                                ========        ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................    $     17        $     35
                                                                ========        ========
  Income taxes..............................................    $  3,856        $  8,366
                                                                ========        ========

Non-cash investing and financing activities:

    During the nine months ended December 26, 1999, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $12,545 related to the tax benefit of exercises of stock options under the Company's stock option plans. Additionally, during the nine months ended December 26, 1999, the Company recorded an accrual of $673, in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement.

    During the nine months ended December 27, 1998, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $2,378 related to the tax benefit of exercises of stock options under the Company's stock options plans. Additionally, during the nine months ended December 27, 1998. The Company recorded an accrual of $906, in accordance with the Silicon Design Resources Asset Acquisition Agreement.

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE (1) BASIS OF PRESENTATION

     In the opinion of management of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the financial position as of December 26, 1999, the statements of income for the three and nine months ended December 26, 1999 and December 27, 1998 and the statements of cash flows for the nine months ended December 26, 1999 and December 27, 1998. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended March 28, 1999. The results of operations for the three and nine months ended December 26, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. See "Note (4) Capitalization".

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                                       DECEMBER 26,    MARCH 28,
                                                           1999          1999
                                                       ------------    ---------
Raw materials........................................    $13,662        $ 7,716
Work in process......................................      5,292            833
Finished goods.......................................        661          2,074
                                                         -------        -------
                                                         $19,615        $10,623
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

     The following table sets forth the computations of basic and diluted net income per share:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          DECEMBER 26,    DECEMBER 27,    DECEMBER 26,    DECEMBER 27,
                                              1999            1998            1999            1998
                                          ------------    ------------    ------------    ------------
Numerator:
  Net income............................    $15,552         $ 7,148         $40,445         $17,161
                                            =======         =======         =======         =======
Denominator:
  Denominator for basic net income per
     share -- weighted average shares...     73,192          70,026          72,644          69,923
  Dilutive potential common shares,
     using treasury stock method........      4,405           5,148           4,321           4,642
                                            -------         -------         -------         -------
     Denominator for diluted net income
       per share........................     77,597          75,174          76,965          74,565
                                            =======         =======         =======         =======
Basic net income per share..............    $  0.21         $  0.10         $  0.56         $  0.25
                                            =======         =======         =======         =======
Diluted net income per share............    $  0.20         $  0.10         $  0.53         $  0.23
                                            =======         =======         =======         =======

     Options to purchase 26 shares of common stock with an exercise price that exceeded the average market price of $12.05 during the three months ended December 27, 1998, were excluded from the calculation of

                               QLOGIC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

diluted net income per share as their inclusion would have been anti-dilutive. There were no anti-dilutive options outstanding for the three months ended December 26, 1999.

     Options to purchase 75 and 46 shares of common stock with exercise prices that exceed the average market price of $38.92 and $7.99 during the nine months ended December 26, 1999 and December 27, 1998, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE (4) CAPITALIZATION

     In January 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock effected as a stock dividend, applicable to stockholders of record on February 2, 2000, payable on February 8, 2000. All references to share and per-share data for all periods presented have been adjusted to give effect to this split as well as the two-for-one stock splits effective February 1999 and July 1999.

NOTE (5) SUBSEQUENT EVENT -- TECHNOLOGY ACQUISITION

     On January 10, 2000, the Company acquired certain intellectual property ("AdaptiveRAID(R) technology") from Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of nStor Corporation. The AdaptiveRAID(R) technology, which provides next generation embedded RAID storage solutions for the Intel Architecture workstation market, was purchased for $7.5 million in cash.

     At the time of the acquisition, the AdaptiveRAID(R) technology was in the development stage with no completed commercially viable storage solution product. The technology purchased had, at the time of acquisition, several in-process research and development projects that were substantially incomplete. The major projects acquired included: (a) a PCI RAID controller; (b) a RAID bridge controller; and (c) a storage area network RAID controller for the Intel Architecture server workstation market. The Company's primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value but had not yet reached technological feasibility and had no alternative future uses. Therefore, the Company will allocate substantially all of the purchase price as a one-time charge for in-process research and development of $7.5 million to the Company's results of operations in the fourth fiscal quarter ended April 2, 2000. The Company is continuing development efforts and does not currently have an estimate as to when the first new products will begin to ship. The primary risks and uncertainties associated with timely completion of the projects lies in the Company's ability to attract and retain qualified software engineers in the current competitive environment. Should the projects not be completed on a timely basis, the Company's first-to-market advantages would be reduced (e.g. lower margins), or an alternative technology might be developed by a competitor which could severely impact the marketability of the Company's planned products. Should the projects prove to be unsuccessful, the impact on the future results of operations will primarily consist of the engineering and start up efforts incurred to complete the projects for which there would be no future value, plus the costs of any new efforts on replacement projects and/or costs to unwind the infrastructure if a decision was made not to pursue new efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains future plans, current beliefs or assumptions, and other forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein or under "Factors That May Affect Future Results" as well as those discussed elsewhere in this report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                    ---------------------------------   ----------------------------------
                                     DECEMBER 26,      DECEMBER 27,       DECEMBER 26,      DECEMBER 27,
                                         1999              1998               1999              1998
                                    ---------------   ---------------   ----------------   ---------------
Net revenues.....................   $52,338   100.0%  $30,299   100.0%  $143,016   100.0%  $82,106   100.0%
Cost of revenues.................    17,010    32.5    10,875    35.9     44,810    31.3    30,839    37.6
                                    -------   -----   -------   -----   --------   -----   -------   -----
  Gross profit...................    35,328    67.5    19,424    64.1     98,206    68.7    51,267    62.4
                                    -------   -----   -------   -----   --------   -----   -------   -----
Operating expenses:
  Engineering and development....     7,716    14.7     5,680    18.8     23,943    16.8    17,622    21.5
  Selling and marketing..........     3,865     7.4     3,061    10.1     12,023     8.4     7,948     9.7
  General and administrative.....     2,295     4.4     1,315     4.3      6,197     4.3     3,906     4.7
                                    -------   -----   -------   -----   --------   -----   -------   -----
         Total operating
           expenses..............    13,876    26.5    10,056    33.2     42,163    29.5    29,476    35.9
                                    -------   -----   -------   -----   --------   -----   -------   -----
         Operating income........   $21,452    41.0%  $ 9,368    30.9%  $ 56,043    39.2%  $21,791    26.5%
                                    =======   =====   =======   =====   ========   =====   =======   =====

  Net Revenues

     The Company's net revenues are derived primarily from the sale of SCSI and Fibre Channel based products. The Company also licenses certain designs and receives royalty revenues and non-recurring engineering fees. Net revenues in the three months ended December 26, 1999 increased $22.0 million or 73% from the three months ended December 27, 1998 to $52.3 million. The increase was the result of an $9.4 million increase in sales of SCSI products, an $11.1 million increase in sales of Fibre Channel products, and a $1.5 million increase in IDE-based royalties.

     Net revenues for the nine months ended December 26, 1999 increased $60.9 million or 74% from the nine months ended December 27, 1998 to $143.0 million. The increase was the result of a $26.9 million increase in sales of SCSI products, a $26.2 million increase in sales of Fibre Channel products, and a $7.8 million increase in IDE-based royalties.

     Export revenues (primarily to the Pacific Rim Countries) in the three months ended December 26, 1999 increased $16.2 million or 100% from the three months ended December 27, 1998, to approximately $32.3 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. As a percentage of net revenues, export revenues accounted for 62% in the three months ended December 26, 1999 and 52% in the three months ended December 27, 1998. The Company currently expects export revenues to remain a significant portion of the Company's net revenues.

     Export revenues for the nine months ended December 26, 1999 increased $38.0 million or 88% from the nine months ended December 27, 1998, to approximately $81.0 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. As a percentage of net revenues, export revenues accounted for 57% for the nine months ended December 26, 1999, and 53% for the nine months ended December 27, 1998. Export revenues are denominated in U.S. dollars.

     A small number of customers account for a substantial portion of the Company's net revenues, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net revenues for the foreseeable future. The Company's six largest customers accounted for approximately 70% of the net revenues for the three months ended December 26, 1999 and approximately 73% of net revenues for the nine months ended December 26, 1999.

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

  Gross Profit

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage for the three months ended December 26, 1999 was 67.5%, an increase from 64.1% in the three months ended December 27, 1998. The increase in gross profit percentage was largely due to the impact of $1.5 million of IDE-based royalties received. The percentage increase was also largely attributable to the introduction of new, higher margin products and volume-related cost reductions on mature products.

     The gross profit percentage for the nine months ended December 26, 1999 was 68.7%, an increase from 62.4% in the nine months ended December 27, 1998. The percentage increase resulted from the added $7.8 million of IDE-based royalties in fiscal year 2000 as well as the continued introduction of new, higher margin products and volume-related cost reductions on mature products, combined with improved quality resulting in reduced scrap expenses.

     The Company's ability to maintain its current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, and the level of royalties received and the Company's ability to achieve manufacturing cost reductions. The Company anticipates that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, the Company does not anticipate its gross profit percentage to increase at a rate consistent with historic trends and may decline in future quarters.

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

     During the three months ended December 26, 1999, engineering and development expenses increased $2.0 million to $7.7 million from $5.7 million in the three months ended December 27, 1998. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as IDE-based product design. As a percentage of net revenues, engineering and development expenses decreased to 14.7% in the three months ended December 26, 1999 from 18.8% in the similar prior year period. The decrease as a percentage of net revenues was due to economies of scale benefits realized from the growth in net revenues.

     For the nine months ended December 26, 1999, engineering and development expenses increased $6.3 million to $23.9 million from $17.6 million in the nine months ended December 27, 1998. The increase in spending was largely due to increased levels of spending for Fibre Channel, and SCSI design. As a percentage of net revenues this amounted to 16.8% for the nine months ended December 26, 1999, and 21.5% for the nine months ended December 27, 1998. The decrease as a percentage of net revenues was due to a $1.2 million in-process technology charge related to the acquisition of Silicon Design Resources, Inc. in August 1998, and economies of scale benefits realized from the growth in net revenues.

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

     During the three months ended December 26, 1999, selling and marketing expenses increased $0.8 million to $3.9 million from $3.1 million in the three months ended December 27, 1998. The increase in spending was largely due to increase in sales commissions earned as a result of the increase in net revenues. As a percentage of net revenues, selling and marketing expenses decreased to 7.4% in the three months ended December 26, 1999 from 10.1% in the similar prior year period. The decrease was due to economies of scale benefits realized from the growth in net revenues.

     For the nine months ended December 26, 1999, selling and marketing expenses increased $4.1 million from the similar period in the prior fiscal year. As a percentage of net revenues this amounted to 8.4% for the nine months ended December 26, 1999, and 9.7% for the nine months ended December 27, 1998. The decrease in selling and marketing expenses as a percentage of net revenue relate to economies of scale benefits realized from the growth in net revenues.

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

     During the three months ended December 26, 1999, general and administrative expenses increased $1.0 million to $2.3 million from $1.3 million in the three months ended December 27, 1998. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses increased to 4.4% in the three months ended December 26, 1999 from 4.3% in the similar prior year period.

     For the nine months ended December 26, 1999, general and administrative expenses increased $2.3 million to $6.2 million from $3.9 million for the nine months ended December 27, 1998. For the nine months ended December 26, 1999, general and administrative expenses increased in dollars due to an increase in general and administrative personnel. As a percentage of net revenues this amounted to 4.3% for the nine months ended December 26, 1999, and 4.7% for the nine months ended December 27, 1998.

  Non-Operating Income

     Interest and other income, net of interest expense, was $2.1 million for the three months ended December 26, 1999 and $1.5 million for the three months ended December 27, 1998. The increase was largely due to increases in interest income related to increases in cash, cash equivalents and investment balances and, to a lesser extent, rising interest rates.

     For the nine months ended December 26, 1999, interest and other income, net of interest expense, was $5.2 million and $4.2 million for the nine months ended December 27, 1998. The increases in interest and other income for the nine months ended December 26, 1999 and December 27, 1998 were largely due to increases in cash, cash equivalents and investment balances.

  Income Tax Provision

     The Company's effective tax rate remained constant at approximately 34% for both the three and nine months ended December 26, 1999, and December 27, 1998.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities. In August 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133." This Statement defers the effective date of SFAS 133 to all fiscal quarters or fiscal years which begin after June 15, 2000. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

  Liquidity and Capital Resources

     The Company's combined balances of cash and cash equivalents, short-term and long-term investments have increased to $169.4 million at December 26, 1999 compared to $130.5 million at March 28, 1999. The increase was attributable to positive cash flow from operations, primarily net income growth, during the nine months ended December 26, 1999.

     The Company's primary source of liquidity is derived from working capital and cash from operations. The Company also has an unused $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $39.7 million to $150.4 million from March 28, 1999 to December 26, 1999. The increase in working capital in the quarter ended December 26, 1999 was largely attributable to cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows the Company to borrow at the bank's prime rate. The credit facility expires on July 5, 2000, and, although there can be no assurance, the Company currently expects to renew this line of credit. There are no borrowings under this credit facility at December 26, 1999.

     The Company's cash flow provided by operations was $43.3 million in the nine months ended December 26, 1999, and $14.7 million in the nine months ended December 27, 1998. The growth in cash provided by operations compared to the prior year was primarily due to increases in profitability. Additionally, in the nine months ended December 26, 1999, cash flow from operations was improved by increases in income taxes payable and deferred revenue and was offset by increases in accounts and notes receivable, inventories and prepaid expenses and other current assets. Inventory turns decreased to 4.0 in the nine months ended December 26, 1999 from 5.7 in the comparable prior year period largely due to the increase in inventory at calendar year end for Year 2000 related contingency plans.

     The Company's cash flow used in investing activities was $24.7 million in the nine months ended December 26, 1999 compared to $43.0 million in the nine months ended December 27, 1998. The decrease in cash used in investing activities for the nine months ended December 26, 1999, was primarily due to increases in maturing short and long-term investments, net of investment purchases. Additionally, capital expenditures for property and equipment were $7.4 million in the nine months ended December 26, 1999 compared to $4.7 million in the nine months ended December 27, 1998. During fiscal year 2000, the Company anticipates spending between $2.5 million to $3.5 million for leasehold improvements and relocation related expenses associated with the corporate headquarters relocation to Aliso Viejo, California. The Company also intends to exercise its option to purchase the Aliso Viejo facility, which would increase the Company's potential cash expenditures by approximately $30.0 to $35.0 million.

     The Company's cash flow provided by financing activities was $4.3 million in the nine months ended December 26, 1999 compared to $1.2 million in the nine months ended December 27, 1998. The increase in cash provided by financing activities in the nine months ended December 26, 1999 was primarily due to increases in proceeds from issuance of stock under employee stock plans.

     The Company believes that existing cash and cash equivalent balances, short term investments, debt facilities and cash flows from operating activities will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "anticipates" "expects," and similar expressions are intended to identify forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report.

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

     The Company currently competes primarily with Texas Instruments, Adaptec, Inc., LSI Logic, and Cirrus Logic in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, the Company competes primarily with Texas Instruments, Agilent Technologies, LSI Logic, Emulex Corporation, JNI Corporation and Adaptec, Inc. In the IDE sector, the Company competes with STMicroelectronics and Cirrus Logic, Inc. In the enclosure management sector, the Company competes primarily with LSI Logic and Vitesse Semiconductor. The Company may compete with some of its larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from the Company.

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

IDENTIFICATION AND INTEGRATION OF ACQUISITIONS

     The Company anticipates that its future growth may depend in part on its ability to identify and acquire complementary businesses, technologies or product lines that are compatible with those of the Company. Acquisitions involve numerous risks, including uncertainties in identifying and pursuing acquisitions, difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience, the potential loss of current customers and/or retention of the acquired company's customers and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, incurring debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect the Company's business, financial condition, results of operations or stock price. With respect to recording future business combinations the FASB has announced it may abolish the pooling-of-interests accounting treatment. The standard, as currently proposed would affect transactions after January 1, 2001. If the FASB does eliminate pooling-of-interests accounting treatment, the Company's ability to consummate a business combination without incurring goodwill would be adversely affected.

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

     The Company has addressed Year 2000 issues in a phased approach consisting of the following phases: (1) assessment, (2) planning, (3) preparation and (4) implementation. The assessment phase consists of taking an inventory of the Company's internal IT and non-IT systems and assessing risk, identifying potential solutions and estimating repair or remediation costs. The planning phase consists of identifying tasks to ensure Year 2000 readiness, identifying mission-critical applications and infrastructure, and coordinating testing dates and remediation timing. The third phase, preparation, includes coordinating the remediation process; and the implementation phase involves testing, repair and/or replacement of non-compliant applications and infrastructure. The implementation phase was concluded with establishing contingency plans for the Company's mission-critical systems and infrastructure. The Company has completed testing and remediation efforts for its critical and non-critical information systems. There were no information system interruptions experienced by the Company relating to the date change to 2000.

     Internal Non-IT Systems. The Company's non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone and voice mail systems, building access and security systems, facility environmental systems and other equipment with embedded technology. The

Company has completed remediation efforts for its internal non-IT systems and did not experience any non-IT system interruptions relating to the date change to 2000.

     Products. The Company's products include I/O and enclosure management semiconductors as well as I/O host bus adapter products. The Company has completed an assessment of its products and has determined they do not contain date-specific functions that would be impacted by the change in the century.

     Material Third-Party Relationships. The Company's material third-party suppliers include key suppliers, contract manufacturers, vendors and business partners. The process for evaluating third-party risk included the following steps: (1) distribution of an initial readiness assessment, (2) if necessary, a comprehensive risk assessment combined with telephone or on-site interviews, and
(3) preparing contingency plans based on the assessed risk for each third-party relationship. The Company has received responses from its initial readiness assessment and has collected secondary assessments and conducted necessary interviews. The Company relies upon the Year 2000 Readiness Disclosures of these third parties. The Company assessment and interview phase is complete, and contingency plans have been finalized. The Company has not experienced any material third-party supply interruptions specifically relating to the Year 2000, however, there can be no assurance that a third-party supplier or suppliers may not delay shipments relating to their Year 2000 interruptions.

     The Company currently estimates that the costs associated with Year 2000 compliance should not have a material adverse effect on the results of operations or financial position of the Company in any given year. Historical amounts spent on assessment, planning, preparation and implementation have not been material to the results of operations.

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

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS

     Pursuant to the Company's Restated Certificate of Incorporation, as amended, the Board of Directors is authorized to approve the issuance of shares of currently undesignated preferred stock, to determine the price, powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed on any unissued series of the preferred stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. Pursuant to this authority, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. Concurrently with the February 1999 two-for-one stock split, each "post-split" share was adjusted to carry one-half-right per share of common stock. Concurrently with the July 1999 two-for-one stock split, each "post-split" share was adjusted to carry one-quarter-right per share of common stock. Concurrent with the February 2000 two-for-one stock split, each "post-split" share will be adjusted to carry one-eighth-right per share of common stock. The Shareholder Rights Plan, the undesignated preferred stock and certain provisions of the Delaware law may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

FACILITIES

     The Company currently occupies a 97,000 square foot facility in Costa Mesa, California containing its corporate, principle product development, and sales personnel. QLogic has entered into a ten-year lease agreement to relocate its operations to a 165,000 square foot facility in Aliso Viejo, California. As of December 26, 1999, the Company's operations department has been relocated to Aliso Viejo occupying one of the facility's three buildings. The remainder of the Company is scheduled to complete the relocation by the end of February 2000. There can be no assurance the Company will continue to grow and fully utilize its expanded facility. As a result, the Company may incur additional costs associated with carrying facility expansion capabilities, which could adversely impact future earnings. Additionally, the Company will experience additional costs associated with the relocation, which may adversely impact future earnings. The Company may experience an adverse impact to future earnings due to loss of management focus or business interruption related to issues surrounding the relocation of operations, or if construction of the facility is not completed in a timely manner.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (a) Effective February 8, 2000, the Registrant's Common Stock was split in a two-for-one stock split effected by a stock dividend with a record date of February 2, 2000.

ITEM 5. OTHER INFORMATION

     (a) Item 2.(a) is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
      NO.                              ITEM CAPTION
    -------                            ------------
     2.1       Distribution Agreement dated as of January 24, 1994 among
               Emulex Corporation, a Delaware Corporation, Emulex
               Corporation, a California Corporation and QLogic
               Corporation.(1)
     3.1       Certificate of Incorporation of Emulex Micro Devices
               Corporation, dated November 13, 1992.(1)
     3.2       EMD Incorporation Agreement, dated as of January 1, 1993.(1)
     3.3       Certificate of Amendment of Certificate of Incorporation,
               dated May 26, 1993.(1)
     3.4       By-Laws of QLogic Corporation.(1)
     3.5       Amendments to By-Laws of Qlogic Corporation.(4)
     3.6       Certificate of Amendment of Certification of Incorporation,
               dated February 15, 1999.(9)
     3.7       Certificate of Amendment of Certification of Incorporation,
               dated January 5, 2000.
    10.1       Form of QLogic Corporation Non-Employee Director Stock
               Option Plan.*(1)
    10.1.1     Form of QLogic Corporation Non-Employee Director Stock
               Option Plan, as amended.*(9)
    10.2       Form of QLogic Corporation Stocks Awards Plan.*(1)
    10.2.1     Form of QLogic Corporation Stocks Awards Plan, as
               amended.*(9)
    10.3       Form of Tax Sharing Agreement among Emulex Corporation, a
               Delaware corporation, Emulex Corporation, a California
               corporation, and Qlogic Corporation.(1)
    10.4       Administrative Services Agreement, dated as of February 21,
               1993, among Emulex Corporation, a California corporation,
               Emulex Corporation, a Delaware corporation and QLogic
               Corporation.(1)
    10.5       Employee Benefits Allocation Agreement, dated as of January
               24, 1994, among Emulex Corporation, a Delaware corporation,
               Emulex Corporation, a California corporation, and QLogic
               Corporation.(1)
    10.6       Form of Assignment, Assumption and Consent Re: Lease among
               Emulex Corporation, a California corporation, QLogic
               Corporation and C.J. Segerstrom & Sons, a general
               partnership.(1)
    10.7       Intellectual Property Assignment and Licensing Agreement,
               dated as of January 24, 1994, between Emulex Corporation, a
               California Corporation, and QLogic Corporation.(1)
    10.8       Form of QLogic Corporation Savings Plan.*(1)
    10.9       Form of QLogic Corporation Savings Plan Trust.*(1)
    10.10      Loan and Security Agreement with Silicon Valley Bank.(7)
    10.11      Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
    10.12      Supplement to Tax Sharing Agreement, dated June 2, 1995,
               between QLogic Corporation and Emulex Corporation.(3)
    10.13      Industrial Lease Agreement between the Registrant, as
               lessee, and AEW/Parker South, LLC, as lessor.(8)
    10.14      Press release related to February 22, 1999 stock split.(8)
    10.15      Form QLogic Corporation 1998 Employee Stock Purchase
               Plan.(9)

    EXHIBIT
      NO.                              ITEM CAPTION
    -------                            ------------
    10.16      Loan and Security Agreement with Silicon Valley Bank.(10)
    10.17      Press release related to July 30, 1999 stock split.(10)
    10.18      Press release related to February 7, 2000 stock split.
    10.19      Press release related to February 7, 2000 stock split.
    21.1       Subsidiaries of the Registrant.(10)
    27         Financial Data Schedule

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

(10) Previously filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 27, 1999, and incorporated herein by reference. incorporated herein by reference

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

     (b) Reports on Form 8-K

     The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QLOGIC CORPORATION

Date: February 9, 2000                    By:        /s/ H. K. DESAI
                                            ------------------------------------
                                                        H. K. Desai
                                             Chairman, Chief Executive Officer
                                                        and President

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

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                              ITEM CAPTION
    -------                            ------------
     2.1       Distribution Agreement dated as of January 24, 1994 among
               Emulex Corporation, a Delaware Corporation, Emulex
               Corporation, a California Corporation and Qlogic
               Corporation.(1)
     3.1       Certificate of Incorporation of Emulex Micro Devices
               Corporation, dated November 13, 1992.(1)
     3.2       EMD Incorporation Agreement, dated as of January 1, 1993.(1)
     3.3       Certificate of Amendment of Certificate of Incorporation,
               dated May 26, 1993.(1)
     3.4       By-Laws of QLogic Corporation.(1)
     3.5       Amendments to By-Laws of Qlogic Corporation.(4)
     3.6       Certificate of Amendment of Certification of Incorporation,
               dated February 15, 1999.(9)
     3.7       Certificate of Amendment of Certification of Incorporation,
               dated January 5, 2000.
    10.1       Form of QLogic Corporation Non-Employee Director Stock
               Option Plan.*(1)
    10.1.1     Form of QLogic Corporation Non-Employee Director Stock
               Option Plan, as amended.*(9)
    10.2       Form of QLogic Corporation Stocks Awards Plan.*(1)
    10.2.1     Form of QLogic Corporation Stocks Awards Plan, as
               amended.*(9)
    10.3       Form of Tax Sharing Agreement among Emulex Corporation, a
               Delaware corporation, Emulex Corporation, a California
               corporation, and Qlogic Corporation.(1)
    10.4       Administrative Services Agreement, dated as of February 21,
               1993, among Emulex Corporation, a California corporation,
               Emulex Corporation, a Delaware corporation and QLogic
               Corporation.(1)
    10.5       Employee Benefits Allocation Agreement, dated as of January
               24, 1994, among Emulex Corporation, a Delaware corporation,
               Emulex Corporation, a California corporation, and QLogic
               Corporation.(1)
    10.6       Form of Assignment, Assumption and Consent Re: Lease among
               Emulex Corporation, a California corporation, QLogic
               Corporation and C.J. Segerstrom & Sons, a general
               partnership.(1)
    10.7       Intellectual Property Assignment and Licensing Agreement,
               dated as of January 24, 1994, between Emulex Corporation, a
               California Corporation, and QLogic Corporation.(1)
    10.8       Form of QLogic Corporation Savings Plan.*(1)
    10.9       Form of QLogic Corporation Savings Plan Trust.*(1)
    10.10      Loan and Security Agreement with Silicon Valley Bank.(7)
    10.11      Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
    10.12      Supplement to Tax Sharing Agreement, dated June 2, 1995,
               between QLogic Corporation and Emulex Corporation.(3)
    10.13      Industrial Lease Agreement between the Registrant, as
               lessee, and AEW/Parker South, LLC, as lessor.(8)
    10.14      Press release related to February 22, 1999 stock split.(8)
    10.15      Form QLogic Corporation 1998 Employee Stock Purchase
               Plan.(9)
    10.16      Loan and Security Agreement with Silicon Valley Bank.(10)
    10.17      Press release related to July 30, 1999 stock split.(10)
    10.18      Press release related to February 7, 2000 stock split.
    10.19      Press release related to February 7, 2000 stock split.
    21.1       Subsidiaries of the Registrant.(10)

    EXHIBIT
      NO.                              ITEM CAPTION
    -------                            ------------
    27         Financial Data Schedule
    21.1       Subsidiaries of the registrant.(10)

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