Form 10-K
period 2000-04-02
QLOGIC CORP
filed 2000-06-30
CIK 918386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 2, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NO. 0-23298

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           33-0537669
             (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

             26600 LAGUNA HILLS DRIVE
              ALISO VIEJO, CALIFORNIA                                      92656
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (949) 389-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
     SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,836,510,787.

     As of June 15, 2000, the registrant had 74,676,609 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:

     Part III, Items 10, 11, 12 and 13 -- Definitive proxy statement for the
                                          2000 Annual Meeting of Stockholders
                                          which will be filed with the
                                          Securities and Exchange Commission
                                          within 120 days after the close of the
                                          2000 year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     QLogic Corporation was organized as a Delaware corporation in 1992. Unless the context indicates otherwise, the "Company" and "QLogic" each refer to the Registrant and its subsidiaries.

     All references to years refer to the Company's fiscal years ended April 2, 2000, March 28, 1999 and March 29, 1998 as applicable, unless the calendar years are specified.

OVERVIEW

     QLogic is a leading designer and supplier of semiconductor and board level input/output, or I/O, and management controller products. Our I/O products provide a high performance, industry standard interface for the direct attachment or networking of computer systems and their data storage environments. We provide these interfaces for all enterprise server and storage products including proprietary and open systems platforms, hard disk and tape drives, removable disk drives, RAID, or redundant array of independent disks, subsystems and tape libraries. In addition, we design and market baseboard and enclosure management products that monitor and communicate management information related to components that are critical to computer system and storage subsystem reliability and availability. We target the high performance sector of the I/O market, focusing primarily on the Fibre Channel and small computer system interface, or SCSI, industry standard. In addition, the Company utilizes its I/O expertise to develop products for emerging I/O standards, such InfiniBand and intelligent platform management interface, or IPMI.

     Our designs are based on multiple I/O standards to service the needs of manufacturers and end users of various types of computer systems and components, such as workstations, servers and data storage peripherals. We provide high performance Fibre Channel and SCSI-based solutions and are using our technological capabilities to provide solutions based on the integrated drive electronics standard, or IDE. We believe that our technological leadership, extensive involvement in our customers' product development process and the ease of migration of our products between legacy and emerging technologies, position us to continually expand our delivery of leading edge I/O solutions to our existing customer base. We believe that these attributes also provide us with competitive advantages in establishing new relationships with additional original equipment manufacturers, or OEMs, and channel distributors for computer systems, data storage peripherals and storage subsystems. We market our products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. Our primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations, storage subsystems and data peripherals, such as Sun Microsystems, Dell Computer, IBM , Fujitsu Limited and Compaq.

INDUSTRY BACKGROUND

     The increasing processing power of computers, the proliferation of networks, the rapid growth in the usage of the Internet and Intranets, the wider application of computers in multimedia and telecommunications applications and the availability of higher performance data storage peripheral devices have driven the demand for increased bandwidth among servers, workstations and data storage. The I/O system is the electronic link between the host central processing unit, or CPU, and the computer's data storage peripheral devices, such as hard disk drives, tape drives, removable disk drives and RAID and tape subsystems. The I/O system must utilize industry standard hardware and software interfaces to manage and direct the flow of large volumes of data at high speeds between the CPUs and multiple data storage peripherals and, at the same time, minimize the consumption of CPU processing power while maintaining data storage integrity. As microprocessors run at higher speeds and levels of performance, they require I/O systems which support faster and more autonomous data transmission and other advanced capabilities in order to function optimally.

     IDE was an early, open standard for data interchange on personal computers. Historically, IDE-based I/O systems managed and directed the flow of data between personal computers and up to two hard disk drives. As PC-based servers became increasingly sophisticated, the relatively low data throughput and minimal connectivity of IDE became a limiting factor for system performance. As a result, high performance systems, such as servers and workstations, migrated to faster standards. Nevertheless, it is anticipated that IDE will remain an important and cost-effective solution to the I/O needs of the personal computer market due to the large installed base of personal computers and due to the increasing performance capabilities of new IDE standards, such as serial IDE, which operates at significantly higher data transfer rates and supports an increased number of storage devices.

     In response to the increased data throughput required by networks and workstations, SCSI was developed and adopted as the industry's open, high performance I/O communications standard. The overall growth of the SCSI marketplace has been driven by rapid technological change and the evolving dynamics of high performance computer and computer data storage peripheral devices, including:

     - increased variety of higher performance peripheral devices and the continual shift toward higher capacity and higher data rate disk drives;

     - demand for I/O interfacing capabilities with greater numbers and types of attached peripherals;

     - movement toward more distributed network architectures across greater distances;

     - need for greater volumes of data transfer;

     - demand for increased data throughput;

     - the "plug and play" standard, that is supported by Windows operating systems and Intel microprocessor-based systems, which simplifies the installation process; and

     - growing usage of multi-tasking, multi-threading operating systems.

     The continuing evolution towards higher performance computer systems has led to the development of new connectivity solutions that provide even greater data interchange between computer systems and data storage peripherals. Fibre Channel is a new industry standard designed to meet the demand for increased bandwidth and connectivity. Fibre Channel is an advanced I/O standard which provides data transmission speeds up to approximately 2 gigabits per second. In addition, Fibre Channel is designed to maintain signal integrity while allowing for data interchange between a computer system and up to 126 devices in a loop environment. Furthermore, Fibre Channel supports the use of either a fiber optic connection or for shorter distances, a copper cable. Fiber optic connection allows the distance between a computer system and its data storage peripherals to extend up to 10 kilometers. When applied as a switched fabric topology, Fibre Channel is the solution of choice for implementation of Storage area networks, or SANs. SANs link physically separated storage devices to two or more servers via a dedicated storage network. SANs allow for the consolidation of storage which increases flexibility, simplifies scalability and reduces the burdensome cost of managing large storage complexes.

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

     With the continuing evolution of high performance computer systems and data storage peripherals, the need for conveying management information about the status of those components has fueled rapid growth in the deployment of both baseboard and enclosure management implementations. In calendar 1996, OEMs adopted the SCSI Accessed Fault -- Tolerant Enclosure, or SAF-TE, standard for enclosure management, which standardized requirements for server and storage subsystem vendors. While many of the RAID subsystems shipped contained a proprietary design for the enclosure management function, they were not SAF-TE standard compliant. Today, enclosure management solutions, which are SAF-TE compliant, are becoming a standard feature in the full range of servers and storage subsystems. In calendar 1999, the IPMI standard for baseboard management was released and industry participants will deliver implementations in early calendar 2000. In addition to acceptance by the commercial server manufacturers, IPMI is also being accepted as the management interface of choice for embedded computing environments used by telecommunications enclosure and board manufacturers.

THE QLOGIC SOLUTION

     QLogic is a leading designer and supplier of semiconductor and board-level I/O products. We have been designing and marketing SCSI-based products for over 13 years and are a leading supplier of connectivity solutions to this market sector. We are leveraging our technological expertise in SCSI into higher and lower end hardware and software solutions for our OEM and distribution customer base. In fiscal 1996, we introduced the industry's first fully integrated single chip peripheral computing interface, or PCI, to Fibre Channel controller. During fiscal 1997 and 1998, we introduced products and intellectual property based on IDE standards to address additional I/O needs of our OEM customer base. During fiscal 1999, our Fibre Channel solutions were selected by several leading server and storage subsystem OEMs for incorporation into their SAN initiatives. Our market leading enclosure management products were also selected by the world's largest server manufacturers for implementation in their server platforms.

     We work closely with our customers in order to anticipate and help identify their needs. Even after a product is identified and validated, we continue to work with the customer in a joint product development process to ensure compatibility with the customer's future product designs. As a result of this partnership-oriented approach, we believe that our customers benefit from significant time-to-market advantages. By gaining insight into the customer's system needs, we believe that we are in a better position to deliver I/O products with an easier migration path, thus reducing the customer's firmware and software development costs and associated implementation risks. In addition, by utilizing selected wafer fabrication suppliers, we seek to ensure that we have ready access to the latest developments in wafer fabrication, in addition to avoiding the fixed costs associated with foundry ownership.

     Our I/O products are designed to reduce board space requirements on plug-in cards, computer motherboards and peripheral controller boards by integrating multiple I/O controller functions on a single chip. We believe our products offer superior compatibility and ease of migration across multiple I/O standards due to their use of common software. We believe that our experience and focus on the Fibre Channel market sector, the ease of migration of our products, our current development efforts into I/O standards, such as serial IDE and InfiniBand, and our close customer relationships with leading server, workstation and peripheral manufacturers provide us with competitive advantages in the I/O and management product markets.

PRODUCTS

     We design and supply semiconductor and board level I/O solutions for peripheral and computer systems. Our I/O products have traditionally been based on the SCSI standard, and we have expanded our product lines to include products based on the Fibre Channel and IDE standards. We also design and supply semiconductor enclosure management solutions.

                       PRODUCT                                         DESCRIPTION
                       -------                                         -----------
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

Fibre Channel Triple Embedded Controller (FTEC)        - First introduced in 1997
                                                       - Single chip disk controllers
                                                       - Integrated buffer controller, formatter,
                                                       Fibre Channel processor, and dual loop
                                                         transceivers
                                                       - Powerful on-chip data error correction
                                                       - Supports FC-AL, 100MB/sec

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

Fibre Channel and SCSI Intelligent System Processor    - First introduced in 1992
(ISP) Host Adapter Chips                               - Embedded RISC single chip solution
                                                       - Supports latest SCSI standards
                                                       - Supports transfer rates up to 40MB/sec
                                                       - Supports 8- or 16-bit data handling
                                                       - Supports direct PCI and SBus connection
                                                       - Fibre Channel units, which operate at
                                                       transfer rates up to 100 MB/sec

Fibre Channel and SCSI                                 - First introduced in 1993
Host Adapter Boards                                    - Full line of host adapter cards with
                                                       direct PCI and Sbus connection
                                                       - Supports latest SCSI standards
                                                       - Incorporates the Company's ISP host
                                                       adapter chips
                                                       - Provides a fully integrated, high
                                                       performance board level I/O interface
                                                         solution
                                                       - Fibre Channel units, which operate at
                                                       transfer rates up to 100 MB/sec

Guardian Enclosure Management (GEM)                    - First introduced in 1996
                                                       - Industry's first single-chip
                                                       implementation of SAF-TE specification
                                                       - Industry's first enclosure management
                                                         controller for Ultra2 SCSI
                                                       - Industry's first baseboard management
                                                         (IPMI) controller for Servers

SALES AND MARKETING

     We market and distribute our products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. In North America, we use a tiered sales and marketing approach, with a direct sales force to serve large and strategic OEM accounts, OEM representatives that are focused on specific medium-sized accounts, and regional distributors and resellers that serve smaller accounts.

     Throughout the Pacific Rim, we sell directly as well as through a master distributor. In Europe, we sell our products through distributors. We believe that it is important to work closely with our large peripheral and computer system manufacturer OEMs during their design cycles. We support these customers with extensive applications and system design support, as well as training classes and seminars both in the field and from our offices in Aliso Viejo, California. We also maintain a high level of customer support through technical hotlines and Internet communications.

     Our manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of our products at any time. Our distributors may be permitted to return to us a portion of the products purchased by them. In addition, we may provide our distributors with price protection in the event that we reduce the prices of our products. The loss of one or more manufacturers' representatives or distributors could have an adverse effect on our business, financial condition and results of operations.

     Our company's sales efforts are focused on establishing and developing long term relationships with OEMs and other potential customers. The sales cycle typically begins with a design win, which entails a product of ours being selected to be incorporated into a potential customer's computer system or data storage peripherals. Once we secure a design win with a given customer, the time to product shipment can range between six and 18 months. After winning a design with a potential customer, we work closely with the customer to integrate our product with the customer's current and next generation products. Due to the extensive amount of resources required for each customer design, typically only one I/O solution is designed into any given customer product. After being designed into a customer's product, sales are typically made through purchase orders, which are subject to cancellation, postponement or other types of delays.

     International sales of our products accounted for approximately 56% of net revenues in fiscal year 2000, 53% of net revenues is fiscal year 1999, and 42% of net revenues in fiscal year 1998. International sales are denominated in U.S. Dollars. Due to our relatively high proportion of international sales, we are subject to a number of risks, including restrictions related to export regulations as well as those related to political upheaval and economic downturns in foreign nations. See also "Factors That May Affect Future Results" and Note (12) to Consolidated Financial Statements.

ENGINEERING AND DEVELOPMENT

     In order to compete successfully, we believe that we must continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural and systems expertise and product innovation capabilities to address a broad range of I/O solutions as well as to develop products for our core SCSI business. We are predominantly engaged in the development of integrated circuit I/O controllers for additional I/O standards and enabling technologies, such as Fibre Channel, Ultra SCSI, other new parallel SCSI I/Os and Ultra IDE. We intend to broaden our product lines while continuing to allow our customers to transition rapidly to Fibre Channel and future emerging I/O standards.

     At April 2, 2000, we employed approximately 209 engineers, including technicians and support personnel engaged in the development of new products and the improvement of existing products. There can be no assurance that we will continue to be successful in attracting and retaining key personnel with the skills and expertise necessary to develop new products in the future.

     The markets for our products are characterized by rapid technological change, evolving industry standards and product obsolescence. Our success is highly dependent upon the timely completion and introduction of new products at competitive prices and performance levels. There can be no assurance that we will be able to identify new product opportunities successfully and develop and bring to market new products in a timely manner, or that we will be able to respond effectively to technological advancements or new product announcements.

BACKLOG

     Our backlog of orders was approximately $54.4 million at April 2, 2000, compared to approximately $28.6 million at March 28, 1999. These backlog figures include only orders scheduled for shipment within six months, of which the majority is scheduled for delivery within 90 days. Most orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Our customers have, in the past, encountered uncertain and changing demand for their products. Orders are typically placed based on customer forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. In the past, we have experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders. Therefore, the level of backlog at any particular date is not necessarily indicative of sales for any future period.

COMPETITION

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. Most of our company's products compete with products available from several companies, many of whom have research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations that are substantially greater than ours. We believe that our future operating results will depend, in part, upon our ability to continue to improve product and process technologies and develop new technologies in order to maintain the performance advantages of products and processes relative to our competitors. Due to the complexity of our products, we have periodically experienced delays in completing products on a timely basis. If we are unable to design, develop and introduce competitive new products on a timely basis, our future operating results would be adversely affected.

     We currently compete primarily with Adaptec, LSI Logic and Cirrus Logic in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, we compete primarily with Agilent Technologies, LSI Logic, Emulex Corporation, JNI and Adaptec. In the IDE sector, we compete with STMicroelectronics and Cirrus Logic. In the enclosure management sector, we compete primarily with the LSI Logic and Vitesse Semiconductor. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore ceased purchases from us.

     We believe that one of our principal competitive strengths in the computer and peripheral Application Specific Integrated Circuit, or ASIC, market is our ability to obtain major design wins as the result of our systems level expertise, integrated circuit design capability and substantial experience in computer and peripheral ASICs applications. We believe competitive factors in design wins are time-to-market, performance, product features, price, quality, technical support and ease of migration path to other computer and peripheral ASICs standards. We will have to continue to develop products appropriate to our markets to remain competitive, as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that we will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of SCSI and other computer and peripheral ASICs products, additional domestic and foreign manufacturers may increase their presence in, and resources devoted to, these markets. There can be no assurance that we will compete successfully in the future against our existing competitors or potential competitors.

MANUFACTURING

     We subcontract the manufacturing of our semiconductor chips and our host adapter boards to independent foundries and subcontractors, which allows us to avoid the high costs of owning, operating and constantly upgrading a wafer fabrication facility and a host adapter board assembly factory. As a result, we focus our resources on product design and development, quality assurance, sales and marketing and customer support. We design our semiconductor and host adapter board products, and perform final tests on products, including tests required under our ISO9001/TickIT Certification. We also provide fabrication process reliability tests, conduct failure analysis and audit the finished goods inventory to confirm the integrity of our quality assurance procedures.

     Our ASICs are currently manufactured by a number of domestic and offshore foundries. Our major semiconductor suppliers are Toshiba, NEC Electronics, LSI Logic and Samsung Semiconductor. Most of our products are manufactured using 0.6 or 0.35 micron process technology.

     We are dependent on our foundries to allocate to us a portion of their foundry capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. We do not have long-term agreements with all of our foundries, and purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing foundries, and intend to qualify new foundries, as needed, to obtain additional manufacturing capacity. There can be no assurance, however, that we will be able to obtain additional capacity.

     We currently purchase our semiconductor products from our foundries either in finished form or wafer form. We use subcontractors for die assembly of our semiconductor products purchased in wafer form, and for assembly of our host adapter board products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. Following assembly, the packaged devices are further tested and inspected by us prior to shipment to customers. For our host adapter board products, we purchase components in kit form. We provide these items to contract manufacturing companies that work together with our component suppliers to assemble the boards to our specifications.

     We believe most component parts used in our host adapter boards are standard off-the-shelf items, which are, or can be, purchased from two or more sources. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each host adapter board and chip product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or the inability by us to procure adequate supplies of our products could have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     Although we have eight patents issued and three additional patent applications pending in the United States, we rely primarily on our trade secrets, trademarks and copyrights to protect our intellectual property. We attempt to protect our proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

     While our ability to compete may be affected by our ability to protect our intellectual property, we believe our technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property. Although we continue to implement protective measures and intend to defend vigorously our intellectual property rights, there can be no assurance that these measures will be successful.

     We have received notices of claimed infringement of trademark rights in the past. There can be no assurance that third parties will not assert claims of infringement of trademarks or any other intellectual property rights against us with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined our favor.

EMPLOYEES

     We had 366 employees as of April 2, 2000. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal product development, operations, sales and corporate offices are currently located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We purchased the Aliso Viejo facility on March 23, 2000 and the facility is held without encumbrance. Additionally, we have leased design centers in Austin, Texas and Boulder, Colorado comprising 5,973 square feet and 7,750 square feet, respectively.

ITEM 3. LEGAL PROCEEDINGS

     Periodically, we are a party to ordinary disputes arising in the normal course of business. We do not believe that the outcome of any current legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 2000 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     Shares of our common stock are traded and quoted in The NASDAQ National Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent years as reported on The NASDAQ National Market. The share prices have been retroactively restated to reflect the two-for-one stock splits of our common stock which were effected in February 1999, August 1999 and February 2000.

                                                                SALES PRICES
                                                              ----------------
                        FISCAL 2000                            HIGH      LOW
                        -----------                           ------    ------
First Quarter...............................................  $34.22    $14.38
Second Quarter..............................................   49.75     31.25
Third Quarter...............................................   83.75     22.50
Fourth Quarter..............................................  203.25     68.06

                        FISCAL 1999                            HIGH      LOW
                        -----------                           ------    ------
First Quarter...............................................  $ 5.89    $ 4.38
Second Quarter..............................................    8.85      3.49
Third Quarter...............................................   16.78      6.31
Fourth Quarter..............................................   20.38     11.63

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of our common stock is 454 as of June 15, 2000.

DIVIDENDS

     We have never paid cash dividends on our common stock and currently have no intention to do so.

ITEM 6. SELECTED FINANCIAL DATA

     The following table of certain selected data regarding QLogic should be read in conjunction with the consolidated financial statements and notes thereto.

                                                            FISCAL YEAR ENDED
                                       ------------------------------------------------------------
                                       APRIL 2,    MARCH 28,    MARCH 29,    MARCH 30,    MARCH 31,
                                         2000        1999         1998         1997         1996
                                       --------    ---------    ---------    ---------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENTS OF OPERATIONS
  DATA
Net revenues.........................  $203,143    $117,182     $ 81,393      $68,927      $53,779
Cost of revenues.....................    64,241      42,603       34,049       38,151       34,413
                                       --------    --------     --------      -------      -------
          Gross profit...............   138,902      74,579       47,344       30,776       19,366
                                       --------    --------     --------      -------      -------
Operating expenses:
  Engineering and development(1).....    39,993      24,358       15,601       10,422        7,191
  Selling and marketing..............    16,724      11,062        8,707        6,372        6,490
  General and administrative.........     8,140       5,794        4,550        4,628        4,501
                                       --------    --------     --------      -------      -------
          Total operating expenses...    64,857      41,214       28,858       21,422       18,182
                                       --------    --------     --------      -------      -------
          Operating income...........    74,045      33,365       18,486        9,354        1,184
Interest expense.....................        19          84          109          125          153
Interest and other income............     7,722       5,657        3,453          602          172
                                       --------    --------     --------      -------      -------
  Income before income taxes.........    81,748      38,938       21,830        9,831        1,203
Income tax provision.................    27,795      13,239        8,422        3,983          537
                                       --------    --------     --------      -------      -------
Net income...........................  $ 53,953    $ 25,699     $ 13,408      $ 5,848      $   666
                                       ========    ========     ========      =======      =======
Basic net income per share(2)........  $   0.74    $   0.37     $   0.22      $  0.13      $  0.02
                                       --------    --------     --------      -------      -------
Diluted net income per share(2)......  $   0.70    $   0.34     $   0.21      $  0.12      $  0.02
                                       --------    --------     --------      -------      -------
SELECTED BALANCE SHEET DATA
Working capital......................  $153,162    $110,687     $ 90,749      $19,811      $13,334
Total assets.........................  $267,156    $172,923     $136,242      $36,963      $28,539
Long-term capitalized lease
  obligations, excluding current
  installments.......................  $     --    $     --     $    141      $   352      $   576
Other non-current liabilities........  $     --    $     --     $    466      $   924      $ 2,016
Total stockholders' equity...........  $242,969    $152,684     $118,049      $24,353      $16,277

---------------
(1) Engineering and development expenses in the fiscal year ended April 2, 2000 include a $7,536 acquired in-process technology charge relating to our acquisition of certain assets of Borg Adaptive Technologies, Inc.

(2) All per share data has been retroactively restated to reflect the stock splits in February 1999, August 1999, and February 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those set forth under "Factors That May Affect Future Results" and elsewhere in this document. The Company undertakes no obligation to update the information contained in this Item 7.

                             RESULTS OF OPERATIONS

     The following table sets forth the results of operations and percentage of total revenues in our consolidated statements of income:

                                                         FISCAL YEAR ENDED
                                     ----------------------------------------------------------
                                       APRIL 2, 2000       MARCH 28, 1999       MARCH 29, 1998
                                     -----------------    -----------------    ----------------
                                                           (IN THOUSANDS)
Net revenues.......................  $203,143    100.0%   $117,182    100.0%   $81,393    100.0%
Cost of revenues...................    64,241     31.6      42,603     36.4     34,049     41.8
                                     --------    -----    --------    -----    -------    -----
  Gross profit.....................   138,902     68.4      74,579     63.6     47,344     58.2
                                     --------    -----    --------    -----    -------    -----
Operating expenses:
  Engineering and development......    39,993     19.7      24,358     20.8     15,601     19.2
  Selling and marketing............    16,724      8.2      11,062      9.4      8,707     10.7
  General and administrative.......     8,140      4.0       5,794      4.9      4,550      5.6
                                     --------    -----    --------    -----    -------    -----
     Total operating expenses......    64,857     31.9      41,214     35.1     28,858     35.5
                                     --------    -----    --------    -----    -------    -----
     Operating income..............  $ 74,045     36.5%   $ 33,365     28.5%   $18,486     22.7%
                                     ========    =====    ========    =====    =======    =====

NET REVENUES

     Our net revenues are derived primarily from the sale of SCSI and Fibre Channel based I/O products and enclosure management products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in fiscal 2000 increased $86.0 million or 73% from fiscal 1999 to $203.1 million. The increase was the result of a $34.4 million increase in sales of SCSI products, a $40.8 million increase in sales of Fibre Channel products, and a $10.7 million increase in IDE-based royalties.

     Net revenues in fiscal 1999 increased $35.8 million or 44% from fiscal 1998 to $117.2 million. The increase was the result of a $17.5 million increase in sales of SCSI products, a $17.9 million increase in sales of Fibre Channel products, and a $0.4 million increase in IDE-based royalties.

     Export revenues (primarily to Pacific Rim Countries) in fiscal year 2000 increased $52.1 million or 84% from fiscal 1999 to approximately $114.2 million. Export revenues in fiscal 1999 increased $27.5 million or 79% from fiscal 1998, to approximately $62.1 million. As a percentage of net revenues, export revenues accounted for 56% in fiscal year 2000, 53% in fiscal year 1999, and 42% in fiscal year 1998. These increases are primarily due to increased sales to customers in Japan and to a lesser extent, Europe. Export revenues are denominated in U.S. Dollars. We do not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of our operations.

     A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our six largest customers accounted for approximately 69% of net revenues in fiscal years 2000 and 1999, and 71% in fiscal year 1998. In fiscal 2000, Fujitsu Limited accounted for 30% of net revenues, and Sun Microsystems accounted for 13% of the Companies net revenues. In fiscal 1999, Fujitsu Limited accounted for 24% of net revenues, and Sun Microsystems accounted for 19% of the Company's net revenues.

In fiscal 1998, Fujitsu Limited accounted for 23% of net revenues, Sun Microsystems accounted for 20%, of net revenues.

     We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on the Company's business, financial condition and results of operations.

GROSS PROFIT

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in fiscal 2000 was 68%, an increase from 64% in fiscal 1999. The percentage growth was due to the increasing contribution of license fees combined with the continuing introduction of new, higher margin products and volume related cost reductions on mature products.

     The gross profit percentage in fiscal 1999 was 64%, an increase from 58% in fiscal 1998. The percentage increase was due to the introduction of new, higher margin products and volume related cost reductions on mature products, combined with improved quality resulting in reduced scrap expenses.

     The gross profit percentage for fiscal 1998 was 58%, an increase from 45% in the prior fiscal year. The percentage increase was due to a shift in product mix to products with lower unit costs, as well as increased production volumes. Additionally, multiple disciplines within the Company worked together to improve inventory management.

     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. As a result, we do not anticipate gross profit percentage to increase at a rate consistent with historic trends.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related material, occupancy costs, and computer support. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. As a result, we expect that engineering and development expenses will increase in absolute dollars in fiscal 2001.

     Engineering and development expenses were $40.0 million in fiscal year 2000, $24.4 million in fiscal year 1999, and $15.6 million in fiscal year 1998. As a percentage of net revenues this amounted to 19.7% in fiscal 2000, 20.8% in fiscal 1999, and 19.2% in fiscal 1998. The increase in spending each fiscal year was largely due to increased levels of spending for Fibre Channel, IDE, and SCSI design and engineering support.

     In fiscal year 2000 we incurred a $7.5 million charge for acquired in-process technology relating to the acquisition of AdaptiveRAID(R) technology from Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of nStor Corporation. At the time of the acquisition, the AdaptiveRAID(R) technology was in the development stage with no completed commercially viable storage solution products. The technology purchased had, at the time of acquisition, several in-process research and development projects that were substantially incomplete. The major projects acquired included: (a) a PCI RAID controller; (b) a RAID bridge controller; and (c) a storage area network RAID controller for the Intel Architecture server and workstation market. The Company's primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value but had not yet reached technological feasibility and had no alternative future uses. Therefore, the Company has recorded the purchase price as a one-time charge for in-process research and development of $7.5 million to engineering and development expense in the fourth fiscal quarter ended April 2, 2000. The Company is continuing development efforts and does not currently have an estimate as to when the first new products will begin to ship.

     In fiscal year 1999 we incurred a $2.1 million charge for acquired in-process technology relating to the acquisition of Silicon Design Resources, Inc.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. We believe continued investments of these type of expenses are critical to the success of our strategy of expanding relationships with our customers. As a result, we expect sales and marketing expenditures will continue to increase in the future.

     Sales and marketing expenses were $16.7 million in fiscal 2000, $11.1 million in fiscal 1999, and $8.7 million in fiscal 1998. As a percentage of net revenues this amounted to 8.2% in fiscal 2000, 9.4% in fiscal 1999, and 10.7% in fiscal 1998. The increases in dollars reflected an increased level of sales commissions paid as a result of the increase in revenues. The decrease in sales and marketing expenses as a percentage of net revenues from fiscal 1998 to fiscal 1999 and from fiscal 1999 to fiscal 2000 relates to economies of scale realized from the growth in net revenues.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, human resources and information technology personnel. Non-personnel related expenses consist of recruiting fees, professional services and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs relating to the growth of the business and our operation as a public company.

     General and administrative expenses were $8.1 million in fiscal 2000, $5.8 million in fiscal 1999, and $4.6 million in fiscal 1998. As a percentage of net revenues this amounted to 4.0% in fiscal 2000, 4.9% in fiscal 1999, and 5.6% in fiscal 1998. In fiscal 2000 salaries and fringe benefits increased by $1.8 million due to an increase in general and administrative personnel. The decrease in general and administrative expenses as a percentage of net revenues is due to our benefits realized from economies of scale related to the increases in net revenue.

     General and administrative expenses increased in fiscal year 1999 from fiscal year 1998 due to an increase in outside services related to the acquisition of Silicon Design Resources, Inc. and an increase in general and administrative personnel.

NON-OPERATING INCOME

     Interest and other income, net of interest expense, was $7.7 million in fiscal 2000, $5.6 million in 1999, and $3.3 million in fiscal 1998. The increases in interest and other income in fiscal 2000, 1999 and 1998 are largely due to increases in cash equivalents and investment balances due to $77.5 million in net proceeds received from a secondary stock offering in the second quarter of fiscal 1998. Additionally, cash equivalent and investment balances have increased due to cash flow from operations in each of the last three fiscal years.

INCOME TAX PROVISION

     Our effective tax rates were approximately 34% in fiscal 2000 and fiscal 1999, and 39% in fiscal 1998. The decrease in tax rates in fiscal 2000 and fiscal 1999 are due to benefits realized from research and development and other tax credits as well as the movement of a portion of our investments into tax exempt securities. The decrease in tax rate in fiscal 1998 is due to the decrease in the valuation allowance relating to our deferred tax assets, and to a lesser extent, the movement of a portion of the our investments into tax exempt securities.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 138"). Although we continue to review the effect of the implementation of SFAS 133 and SFAS 138, we do not currently believe their adoption will have a material impact on our financial position or overall trends in results of operations and do not believe adoption will result in significant changes to our financial risk management practices.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We are required to follow the guidance in the SAB no later than fiscal year 2002. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, it may have on our financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our combined balances of cash and cash equivalents, short-term and long-term investments have increased to $162.6 million at April 2, 2000 compared to $130.5 million at March 28, 1999. The increase was attributable to positive cash flow from operations, primarily net income growth, during the twelve months ended April 2, 2000.

     Our primary source of liquidity is derived from working capital and cash from operations. We also have an unused $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $42.5 million to $153.2 million from March 28, 1999 to April 2, 2000. The increase in working capital in the fiscal year ended April 2, 2000 was largely attributable to positive cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank's prime rate. The credit facility expires on July 5, 2000, and, although there can be no assurance, we currently expect to renew this line of credit. There are no borrowings under this credit facility at April 2, 2000.

     Our cash flow provided by operations was $72.8 million in fiscal 2000, and $23.5 million in fiscal 1999. The growth in cash provided by operations compared to the prior year was primarily due to increases in profitability. Additionally, in fiscal 2000, cash flow from operations was improved by increases in income taxes payable and accrued compensation balances, and was offset by increases in accounts and notes receivable, inventories and other current assets. Our inventory turns decreased to 3.5 in fiscal 2000 from 4.0 in the comparable prior year period largely due to the increase in inventory at calendar year end for Year 2000 related contingency plans.

     Our cash flow used in investing activities was $59.9 million in fiscal 2000 compared to $47.4 million in fiscal 1999. The increase in net cash used in investing activities in fiscal 2000 was primarily due to increases in additions to property and equipment and the acquisition of AdaptiveRAID(R) technology. Additions to property and equipment were $40.0 million in fiscal 2000, compared to $6.8 in fiscal 1999. The fiscal year 2000 additions to property and equipment included $32.2 million for the new corporate headquarters in Aliso Viejo, California. In the fourth quarter of fiscal 2000, we also paid $7.5 million for the acquisition of the AdaptiveRAID(R) technology.

     Our cash flow provided by financing activities was $8.1 million in fiscal 2000 compared to $3.0 million in the prior year. The fiscal year 2000 increase in cash provided by financing activities was primarily due to increases in proceeds from issuance of stock under employee stock plans.

     We believe that existing cash and cash equivalent balances, short term investments, debt facilities and cash flows from operating activities will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The Company wishes to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE IF OUR RESULTS FAIL TO MEET INVESTORS' AND ANALYSTS' EXPECTATIONS.

     We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current profitability in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. In the past, a significant percentage of our quarterly bookings and sales to major customers occurred during the last month of the quarter, and there can be no assurance that this trend will not return in the future. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Material fluctuations in our quarterly operating results may be the result of:

     - changes in purchasing patterns by one or more of our major customers;

     - customer order changes or rescheduling;

     - gain or loss of significant customers;

     - customer policies pertaining to desired inventory levels of our products;

     - negotiations of rebates and extended payment terms; or

     - changes in our ability to anticipate in advance the mix of customer orders.

     Some large original equipment manufacturer customers may require us to maintain higher levels of inventory or field warehouses in an attempt to minimize their own inventories. In addition, we must order our products and build inventory substantially in advance of product shipments, and because the markets for our products are subject to rapid technological and price changes, there is a risk we will forecast incorrectly and produce excess or insufficient inventory of particular products. If we produce excess or insufficient inventory or are required to hold excess inventory, our operating results could be adversely affected.

     Other factors that could cause our sales and operating results to vary significantly from period to period include:

     - the time, availability and sale of new products;

     - seasonal original equipment manufacturer customer demand;

     - changes in the mix of products having differing gross margins;

     - variations in manufacturing capacities, efficiencies and costs;

     - the availability and cost of components, including silicon wafers;

     - warranty expenses;

     - variations in product development and other operating expenses;

     - revenue adjustments related to product returns; or

     - adoption of new accounting pronouncements and/or changes in our policies and general economic and other conditions effecting the timing of customer orders and capital spending.

     Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products, and our competitors' products. Although we do not maintain our own wafer manufacturing facility, large portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely effected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS AND ANY DECREASE IN REVENUE FROM ANY ONE OF OUR CUSTOMERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

     A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. The loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. Some of these customers are based in the Pacific Rim, which is subject to economic and political uncertainties. In addition, a majority of our customers order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could materially adversely effect our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers merging or acquiring another of our customers. As our original equipment manufacturer customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition and results of operations. In addition, we provide some customers with price protection in the event that we reduce the price of our products. While we maintain reserves for this price protection, the impact of any future price reductions could exceed our reserves in any specific fiscal period. Any price protection in excess of recorded reserves could have a negative impact on our business, financial condition and results of operations.

COMPETITION WITHIN OUR PRODUCT MARKETS IS INTENSE AND INCLUDES NUMEROUS ESTABLISHED COMPETITORS.

     The markets for both peripheral and host computer products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec, LSI Logic, and Cirrus Logic in the SCSI sector of the I/O market. In the Fibre Channel sector of the I/O market, we compete primarily with Agilent Technologies, LSI Logic, Emulex Corporation, JNI and Adaptec. In the integrated drive electronics, or IDE sector, we compete with STMicroelectronics and Cirrus Logic. In the enclosure management sector, we compete primarily with LSI Logic and Vitesse Semiconductor. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large original equipment manufacturer customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

     We will need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful or may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of SCSI and other I/O products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these competitors.

     Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of short product life cycles and even shorter design cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. Most of our products compete with products available from several companies, many of which have substantially greater research and development, long term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of ours. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop and introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

WE DEPEND ON OUR RELATIONSHIPS WITH WAFER SUPPLIERS AND OTHER SUBCONTRACTORS AND A LOSS OF THESE RELATIONSHIPS MAY LEAD TO UNPREDICTABLE CONSEQUENCES WHICH MAY HARM OUR RESULTS OF OPERATIONS IF ALTERNATIVE SUPPLY SOURCES ARE NOT AVAILABLE.

     We currently rely on several independent foundries to manufacture our semiconductor products either in finished form or wafer form. Generally, we conduct business with some of our foundries through written purchase orders as opposed to long-term supply contracts. Therefore, these foundries are generally not obligated to supply products to us for any specific period, in any specific quantity or at any specified price. If a foundry terminates its relationship with us or if our supply from a foundry is otherwise interrupted, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. As a result, we may not be able to meet customer demands which could harm our business.

     Historically, there have been periods when there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We are continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries has in the past taken, and could in the future take, longer than anticipated. New supply sources may not be able or willing to satisfy our wafer requirements on a timely basis or at acceptable quality or unit prices.

     We use multiple sources of supply for some of our products which may require customers to perform separate product qualifications. We have not developed alternate sources of supply for all of our products and our newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely effected. The requirement that a customer perform separate product qualifications or a customer's inability to obtain a sufficient supply of products from us may cause that customer to satisfy its product requirements from our competitors.

     Our ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. These risks include the possibility that our suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of this kind of injunction could impede a supplier's ability to provide wafers, components or packaging services to us. In addition, our flexibility to move production of any particular product from one foundry to another is limited because such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources that could otherwise be dedicated to new product development, which would adversely affect new product development schedules. Therefore, our production could be constrained even though capacity is available at one or more foundries. In addition, we could encounter supply shortages if sales grow substantially. We use domestic and offshore subcontractors for die assembly of our semiconductor products purchased in wafer form, and for assembly of our host adapter board products. Our reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. We are also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of our products. In addition, we may receive orders for large volumes of products to be shipped within short periods, and we may not have sufficient testing capacity to fill these orders. Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at our foundries or subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers.

WE MAY NEED TO ENGAGE IN FINANCIALLY RISKY TRANSACTIONS TO GUARANTEE WE HAVE PRODUCTION CAPACITY WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING AND RESULT IN DILUTION TO OUR STOCKHOLDERS.

     The semiconductor industry and we have, in the past, experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we may consider various possible transactions, including the use of "take or pay" contracts that commit us to purchase specified quantities of wafers over extended periods or equity investments in, or advances to, wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these transactions would involve financial risk to us and could require us to commit a substantial amount of our funds or provide technology licenses in return for guaranteed production capacity. The need to commit our own funds may require us to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. This kind of additional financing, if necessary, may not be available on terms acceptable to us.

WE RELY ON THE HIGH PERFORMANCE COMPUTER AND COMPUTER PERIPHERAL MARKETS AND ANY UNPREDICTABLE FLUCTUATIONS OR REDUCTIONS IN DEMAND FOR PRODUCTS IN THESE MARKETS MAY ADVERSELY EFFECT OUR RESULTS OF OPERATIONS.

     A significant portion of our host adapter board products and hard disk drive controller products are ultimately used in high-performance file servers, workstations and other office automation products. Our growth has been supported by increasing demand for sophisticated I/O solutions which support database systems, servers, workstations, Internet/Intranet applications, multimedia and telecommunications. If the demand for these systems slows, our business could be adversely affected.

     As a supplier of controller products to manufacturers of computer peripherals such as disk drives and other data storage devices, a portion of our business is dependent on the overall market for computer peripherals. This market is itself dependent on the market for computers, and has historically been characterized by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the computer peripherals industry from time to time experience large and sudden fluctuations in demand for their products as their customers adjust to changing conditions in their markets. If these fluctuations are not accurately anticipated, such suppliers, including us, could produce excessive or insufficient inventories of various components, which could have a negative impact on our business.

OUR FINANCIAL CONDITION WILL BE MATERIALLY HARMED IF WE DO NOT MAINTAIN AND GAIN MARKET OR INDUSTRY ACCEPTANCE OF OUR PRODUCTS.

     The markets in which our competitors and we compete involve rapidly changing technology, evolving industry standards and continuing improvements in products and services. Our future success depends on our ability to do the following:

     - enhance our current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards;

     - compete effectively on the basis of price and performance; and

     - adequately address original equipment manufacturer customer and end-user customer requirements and achieve market acceptance.

     We believe that to remain competitive in the future we will need to continue to develop new products, which will require a significant investment in new product development. In anticipation of the implementation of Fibre Channel data transfer interface technologies, we have invested, and will continue to invest, significant resources in developing our integrated circuit single chip peripheral computer interface, or PCI to Fibre Channel controllers. However, Fibre Channel may not be adopted as a predominant industry standard. We are aware of products for alternative I/O standards and enabling technologies being developed by our competitors. We believe that some competitors, including Adaptec, have extensive development efforts related to products based on new parallel SCSI I/O technology. If this kind of alternative standard is adopted by the industry, we may not be able to develop products for the new standard in a timely manner. Further, even if Fibre Channel is adopted, our integrated PCI to Fibre Channel controller may not be fully developed in time to be accepted for use in Fibre Channel technology. If it is developed on time, we may not be able to manufacture it at competitive prices in sufficient volumes. In the event that Fibre Channel is not adopted as an industry standard, or our integrated circuit PCI to Fibre Channel controllers are not timely developed or do not gain market acceptance, our business could be materially and adversely affected.

     Our Fibre Channel products have been designed to conform to a standard that has yet to be uniformly adopted. Our products must be designed to operate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, operating system software and peripherals. We depend on significant cooperation with these manufacturers in order to achieve our design objectives and produce products that interoperate successfully. While we believe that we generally have good relationships with leading microprocessor, systems and peripheral suppliers, there can be no assurance that these suppliers will not make it more difficult for us to design our products for successful interoperability. If industry acceptance of these standards was to decline or if they were replaced with new standards, and if we did not anticipate these changes and develop new products, our business could be adversely affected.

WE ANTICIPATE ENGAGING IN ACQUISITIONS, HOWEVER THESE ACQUISITIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND STOCK PRICE IF THEY DO NOT COMPLEMENT OUR BUSINESS.

     We anticipate that our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with ours. Acquisitions involve numerous risks, including:

     - uncertainties in identifying and pursuing acquisitions;

     - difficulties in the assimilation of the operations, technologies and products of the acquired companies;

     - the diversion of management's attention from other business concerns;

     - risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

     - the potential loss of current customers and/or retention of the acquired company's customers; and

     - the potential loss of key employees of the acquired company.

     Further, we may never enjoy the perceived benefits of an acquisition. We may not be effective in identifying and completing attractive acquisitions or managing future growth. Future acquisitions by us could dilute stockholders, and cause us to incur debt and contingent liabilities and amortization expense related to goodwill and other intangible assets, all of which could materially adversely affect our business. With respect to accounting for future business combinations, the Financial Accounting Standards Board, or FASB, has announced it may abolish the pooling-of-interests accounting treatment. The standard, as currently proposed would affect transactions after January 1, 2001. If the FASB does eliminate pooling-of-interests accounting treatment, we may not be able to complete a business combination without incurring goodwill or other intangible assets, which would reduce our reported earnings.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS.

     Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. We also must identify and hire additional personnel. If we lose the services of key personnel, our business would be adversely affected. We believe that the market for key personnel in the industries in which we compete is highly competitive. In particular, periodically we have experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipate that competition for such personnel will increase in the future. We may not be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future, or to manage our business, both in the United States and abroad.

BECAUSE WE DEPEND ON FOREIGN CUSTOMERS AND SUPPLIERS, WE ARE SUBJECT TO INTERNATIONAL ECONOMIC, REGULATORY AND POLITICAL RISKS WHICH COULD HARM OUR FINANCIAL CONDITION.

     We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

     - a greater difficulty of administering our business globally;

     - compliance with multiple and potentially conflicting regulatory requirements, such as export requirements, tariffs and other barriers;

     - differences in intellectual property protections;

     - difficulties in staffing and managing foreign operations;

     - potentially longer accounts receivable cycles;

     - currency fluctuations;

     - export control restrictions;

     - overlapping or differing tax structures;

     - political and economic instability; and

     - general trade restrictions.

     A significant number of our customers and suppliers are located in Japan. Recently, the Asian markets have suffered property price deflation. This asset deflation has taken place especially in countries that have had a collapse in both their currency and stock markets. These deflationary pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region. Our export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND INFRINGEMENT CLAIMS OR ADVERSE JUDGMENTS COULD HARM OUR COMPETITIVE POSITION.

     Although we have patent protection on some aspects of our technology in some jurisdictions, we rely primarily on trade secrets, copyrights and contractual provisions to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. There also can be no assurance that any patents we possess will not be invalidated, circumvented or challenged. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. If we fail to protect our intellectual property rights, our business would be negatively impacted.

     Intellectual property claims have been made against us in the past, and patent or other intellectual property infringement claims could be made against us in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management's attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of wafers and other components can also be interrupted by intellectual property infringement claims against our suppliers.

OUR STOCK PRICE MAY BE VOLATILE WHICH COULD AFFECT THE VALUE OF YOUR INVESTMENT.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through May 26, 2000, the market price has ranged from a low of $39.69 per share to a high of $203.25 per share. Future announcements concerning us or our competitors or customers, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, conditions in the semiconductor industry, changes in earnings estimates by analysts, market conditions for high technology stocks in general, and the potential for a shareholder lawsuit, or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock.

OUR CHARTER DOCUMENT AND SHAREHOLDER RIGHTS PLAN MAY DISCOURAGE COMPANIES FROM ACQUIRING US AND OFFERING OUR STOCKHOLDERS A PREMIUM FOR THEIR STOCK.

     Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock, to determine the price, powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed on any unissued series of the preferred stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. Pursuant to this authority, in June 1996 the board of directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-hundredths of a share of preferred stock for each outstanding share of our common stock. After adjustment for each of the three two-for-one stock splits effected by us to date, our common stock now carries one-eighth of the preferred stock purchase right per share. The shareholder rights plan, the undesignated preferred stock and certain provisions of the Delaware law may have the effect of delaying, deferring or preventing a change in control of us, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

OUR CORPORATE HEADQUARTERS AND PRINCIPAL DESIGN FACILITIES ARE LOCATED IN A REGION THAT IS SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our California facilities, including our principal executive offices, our principal design facilities, and our critical business operations are located near major earthquake faults. The Company is not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity

     At April 2, 2000, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $98 million (see
Note 4 of Notes to Consolidated Financial Statements). The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 2, 2000, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 2, 2000 and March 28, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
May 10, 2000

                               QLOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        APRIL 2, 2000 AND MARCH 28, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                2000        1999
                                                              --------    --------
Cash and cash equivalents...................................  $ 64,134    $ 43,174
Short term investments......................................    58,671      57,613
Accounts and notes receivable, less allowance for doubtful
  accounts of $950 as of April 2, 2000 and $940 as of March
  28, 1999..................................................    21,647      11,917
Inventories.................................................    22,330      10,623
Deferred income taxes.......................................     9,211       5,649
Prepaid expenses and other current assets...................     1,356       1,950
                                                              --------    --------
          Total current assets..............................   177,349     130,926
Long term investments.......................................    39,797      29,760
Property and equipment, net.................................    45,775      10,409
Other assets................................................     4,235       1,828
                                                              --------    --------
                                                              $267,156    $172,923
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  5,743    $  6,432
Accrued compensation........................................    10,224       7,378
Deferred revenue............................................     3,023       1,074
Accrued warranty............................................     2,000         910
Income taxes payable........................................       163       1,358
Other accrued liabilities...................................     3,034       3,087
                                                              --------    --------
          Total current liabilities.........................    24,187      20,239
                                                              --------    --------
Commitments and contingencies
Subsequent event
Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized, (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................        --          --
  Common stock, $0.001 par value; 150,000,000 shares
     authorized, 74,292,949 and 71,844,232 shares issued and
     outstanding at April 2, 2000 and March 28, 1999,
     respectively...........................................        74          72
  Additional paid-in capital................................   145,067     108,737
  Retained earnings.........................................    97,828      43,875
                                                              --------    --------
          Total stockholders' equity........................   242,969     152,684
                                                              --------    --------
                                                              $267,156    $172,923
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
         YEARS ENDED APRIL 2, 2000, MARCH 28, 1999, AND MARCH 29, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000        1999       1998
                                                              --------    --------    -------
Net revenues................................................  $203,143    $117,182    $81,393
Cost of revenues............................................    64,241      42,603     34,049
                                                              --------    --------    -------
  Gross profit..............................................   138,902      74,579     47,344
                                                              --------    --------    -------
Operating expenses:
  Engineering and development...............................    39,993      24,358     15,601
  Selling and marketing.....................................    16,724      11,062      8,707
  General and administrative................................     8,140       5,794      4,550
                                                              --------    --------    -------
          Total operating expenses..........................    64,857      41,214     28,858
                                                              --------    --------    -------
Operating income............................................    74,045      33,365     18,486
Interest expense............................................        19          84        109
Interest and other income...................................     7,722       5,657      3,453
                                                              --------    --------    -------
  Income before income taxes................................    81,748      38,938     21,830
Income tax provision........................................    27,795      13,239      8,422
                                                              --------    --------    -------
Net income..................................................  $ 53,953    $ 25,699    $13,408
                                                              ========    ========    =======
Net income per share:
  Basic.....................................................  $   0.74    $   0.37    $  0.22
                                                              --------    --------    -------
  Diluted...................................................  $   0.70    $   0.34    $  0.21
                                                              --------    --------    -------
Number of shares used in per share computations:
  Basic.....................................................    72,950      70,047     60,732
                                                              --------    --------    -------
  Diluted...................................................    77,497      74,760     64,792
                                                              --------    --------    -------

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         YEARS ENDED APRIL 2, 2000, MARCH 28, 1999, AND MARCH 29, 1998
                                 (IN THOUSANDS)

                                           COMMON STOCK      ADDITIONAL                    TOTAL
                                         ----------------     PAID-IN      RETAINED    STOCKHOLDERS'
                                         SHARES    AMOUNT     CAPITAL      EARNINGS       EQUITY
                                         ------    ------    ----------    --------    -------------
Balance as of March 30, 1997...........  46,728     $47       $ 19,538     $ 4,768       $ 24,353
  Net income...........................      --      --             --      13,408         13,408
  Stock offering.......................  21,160      21         77,515          --         77,536
  Issuance of common stock under
     employee stock plans (including
     tax benefit of $1,494)............   1,320       1          2,751          --          2,752
                                         ------     ---       --------     -------       --------
Balance as of March 29, 1998...........  69,208      69         99,804      18,176        118,049
  Net income...........................      --      --             --      25,699         25,699
  Issuance of common stock under
     employee stock plans (including
     tax benefit of $5,753)............   2,636       3          8,933          --          8,936
                                         ------     ---       --------     -------       --------
Balance as of March 28, 1999...........  71,844      72        108,737      43,875        152,684
  Net income...........................      --      --             --      53,953         53,953
  Issuance of common stock under
     employee stock plans (including
     tax benefit of $28,085)...........   2,449       2         36,330          --         36,332
                                         ------     ---       --------     -------       --------
Balance as of April 2, 2000............  74,293     $74       $145,067     $97,828       $242,969
                                         ======     ===       ========     =======       ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED APRIL 2, 2000, MARCH 28, 1999, AND MARCH 29, 1998
                                 (IN THOUSANDS)

                                                                2000        1999         1998
                                                              --------    ---------    --------
Cash flows from operating activities:
  Net income................................................  $ 53,953    $  25,699    $ 13,408
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................     4,799        3,366       2,434
      Write-off of acquired in-process technology...........     8,410        1,220          --
      Provision for doubtful accounts.......................        10          201         200
      Loss on disposal of property and equipment............       219           89         161
      Benefit from deferred income taxes....................    (6,264)      (1,354)     (3,030)
      Changes in assets and liabilities:
        Accounts and notes receivable.......................    (9,740)      (4,282)     (2,316)
        Inventories.........................................   (11,707)      (6,788)        959
        Prepaid expenses and other current assets...........       594       (1,475)        (84)
        Other assets........................................      (137)      (1,158)         --
        Accounts payable....................................      (689)       2,667        (229)
        Accrued compensation................................     2,846        2,403       1,750
        Income taxes payable................................    26,890        1,999       5,163
        Accrued warranty....................................     1,090          300         185
        Other accrued liabilities...........................       540        1,944         (23)
        Deferred revenue....................................     1,949         (839)        914
        Other non-current liabilities.......................        --         (466)       (458)
                                                              --------    ---------    --------
        Net cash provided by operating activities...........    72,763       23,526      19,034
                                                              --------    ---------    --------
Cash flows from investing activities:
  Additions to property and equipment.......................   (39,952)      (6,766)     (3,924)
  Purchases of investments..................................   (96,438)    (103,448)    (53,059)
  Acquisition of business, net of cash acquired.............    (8,860)      (1,957)         --
  Maturities of investments.................................    85,343       64,755       4,379
                                                              --------    ---------    --------
        Net cash used in investing activities...............   (59,907)     (47,416)    (52,604)
                                                              --------    ---------    --------
Cash flows from financing activities:
  Principal payments under capital leases...................      (143)        (209)       (225)
  Proceeds from issuance of stock under employee stock
    plans...................................................     8,247        3,183       1,258
  Proceeds from sale of common stock........................        --           --      77,536
                                                              --------    ---------    --------
        Net cash provided by financing activities...........     8,104        2,974      78,569
                                                              --------    ---------    --------
Net increase (decrease) in cash and cash equivalents........    20,960      (20,916)     44,999
Cash and cash equivalents at beginning of year..............    43,174       64,090      19,091
                                                              --------    ---------    --------
Cash and cash equivalents at end of year....................  $ 64,134    $  43,174    $ 64,090
                                                              ========    =========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................  $     19    $      65    $     90
                                                              ========    =========    ========
  Income taxes..............................................  $  6,068    $  13,116    $  6,275
                                                              ========    =========    ========

     Non-cash investing and financing activities:

     During fiscal year 2000, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $28,085, related to the tax benefit of exercises of stock options under the Company's stock options plans. Additionally, during fiscal year 2000 the Company recorded an accrual of $841, in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement. See Note 2 of Notes to Consolidated Financial Statements.

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

                               QLOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General Business Information

     QLogic Corporation ("QLogic" or the "Company") designs and supplies semiconductor and board level input/output (I/O) products. The Company's I/O products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives and redundant array of independent disks subsystems, or RAID subsystems. The Company also designs and supplies semiconductor enclosure management products. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. The Company's primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data storage peripherals.

  Principles of Consolidation and Financial Reporting Period

     The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. QLogic's fiscal year ends on the Sunday nearest March 31. The fiscal year ended April 2, 2000 ("fiscal 2000") comprised 53 weeks. The fiscal years ended March 28, 1999 ("fiscal 1999") and March 29, 1998 ("fiscal 1998") each comprised 52 weeks.

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

  Revenue Recognition

     Revenue is recognized upon product shipment. Royalty revenue is recognized when earned and receipt is assured. The customer's obligation to pay the Company, and the payment terms, are set at the time of shipment and are not dependent on subsequent resale of the Company's product. However, certain of the Company's sales are made to distributors under agreements allowing limited right of return and/or price protection. The Company warrants its products, on a limited basis, to be free from defects for periods of one to five years from date of shipment. The Company estimates and establishes allowances and reserves for product returns, warranty obligations, doubtful accounts, and price adjustments.

  Capitalized Software Costs

     Statement of Financial Accounting Standards No. ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," provides for the capitalization of certain software development costs once technological feasibility is established. The cost so capitalized is then amortized on a straight-line basis over the estimated product life, or the ratio of current revenues to total projected product revenues, whichever is greater. No such costs have been capitalized for all periods presented, as the impact on the consolidated financial statements is immaterial.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply

                               QLOGIC CORPORATION
to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  Segment Information

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach is based on the way that management organizes its operating segments within the enterprise. Operating segments, as defined by SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment for purposes of SFAS 131.

  Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term investments are carried at cost which approximates fair value.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places its marketable securities primarily in municipal bonds, corporate bonds and government securities, all of which are of high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

     The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company's four largest customers comprise 46% of total accounts receivable at April 2, 2000 and 59% at March 28, 1999. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. There have not been significant losses experienced on accounts receivable.

                               QLOGIC CORPORATION

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

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of two to 39.5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

  Stock Based Compensation

     The Company accounts for its employee and director stock options and employee stock purchase plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123, "Accounting for Stock-Based Compensation," which was effective for fiscal years beginning after December 31, 1995, provided an alternative to APB 25, but allowed companies to account for employee and director stock-based compensation under the current intrinsic value method as prescribed by APB 25. The Company has continued to account for its employee and director stock plans in accordance with APB 25. Additional pro forma disclosures as required under SFAS 123 are presented in Note 8 of notes to consolidated financial statements.

  Comprehensive Income

     The Company has adopted SFAS 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and

                               QLOGIC CORPORATION
circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income equals net income for all periods presented as there are no non-owner sources of equity.

  Research and Development

     Research and development costs, including costs related to the development of new products and process technology, as well as acquired in-process technology, are expensed as incurred.

  Reclassifications

     Certain reclassifications have been made to the fiscal 1999 and fiscal 1998 consolidated financial statements to conform to the fiscal 2000 presentation.

NOTE (2) ACQUISITIONS

  Adaptive RAID Technology

     On January 10, 2000, the Company acquired certain intellectual property ("AdaptiveRAID(R) technology") from Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of nStor Corporation. The AdaptiveRAID(R) technology, which is expected to provide next generation embedded RAID storage solutions for the Intel Architecture workstation market, was purchased for $7.5 million in cash.

     At the time of the acquisition, the AdaptiveRAID(R) technology was in the development stage with no completed commercially viable storage solution products. The technology purchased had, at the time of acquisition, several in-process research and development projects that were substantially incomplete. The major projects acquired included: (a) a PCI RAID controller; (b) a RAID bridge controller; and (c) a storage area network RAID controller for the Intel Architecture server and workstation market. The Company's primary purpose for the acquisition was to acquire these in-process projects and complete the development efforts as the Company believed they had economic value but had not yet reached technological feasibility and had no alternative future uses. Therefore, the Company has recorded the purchase price as a one-time charge for in-process research and development of $7.5 million to engineering and development expense in the fourth fiscal quarter ended April 2, 2000. The Company is continuing development efforts and does not currently have an estimate as to when the first new products will begin to ship.

  Silicon Design Resources, Inc.

     On August 20, 1998, the Company acquired the net assets of Silicon Design Resources, Inc. ("SDR") for $2 million in cash. In addition, the Company is obligated to pay up to an additional $8 million in cash provided that certain performance targets are achieved through fiscal year 2002. These payments will be accounted for as additional purchase price and allocated to the intangible assets acquired, specifically the in-process technology and the completed technology. The Company accounted for the transaction using the purchase method of accounting, and excluding the initial write-off of the acquired in-process technology in the quarter ended September 27, 1998, the impact to the Company's financial position and results of operations from the acquisition date was not material. Additionally, the Company incurred approximately $413,000 in professional fees related to the acquisition.

     The Company allocated the purchase price to the tangible and identifiable intangible net assets as of August 20, 1998 based on the fair market values of the assets; such fair values were derived from an independent third party appraisal. The fair value of the net assets acquired exceeded the initial payment, resulting in negative goodwill. This negative goodwill was allocated to the intangible assets acquired, based on their relative fair values. The allocation of the initial purchase price included $558,000 of net tangible assets, $635,000 of completed technology and $1,220,000 of in-process technology.

                               QLOGIC CORPORATION

     At the time of the acquisition, SDR was a startup company that had two products which were in full production, and three research and development projects which were in the development stage. The primary purpose of the acquisition was to acquire these in-process projects and complete the development efforts. The Company believes the developmental projects had economic value, but had not reached technological feasibility and had no alternative future uses. In accordance with applicable accounting literature, the acquired in-process technology was written-off to engineering and development expense during the quarter ended September 27, 1998, and will continue to be written-off to engineering and development when future performance payments are earned. Acquired completed technology has been capitalized and is included in other assets in the accompanying consolidated balance sheet. The acquired completed technology is being amortized on a straight-line basis over a period of three years from the acquisition date. At April 2, 2000 and March 28, 1999, a performance payment to the former shareholders of SDR of $841,000 and $1,321,000, respectively, was included in other accrued liabilities in the accompanying consolidated balance sheets. These payments were allocated to the intangible assets acquired: $559,000 and $870,000, respectively, were written-off as acquired in-process technology and $282,000 and $451,000, respectively, were capitalized as completed technology.

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

     The following table sets forth the computations of basic and diluted net income per share:

                                                  2000        1999        1998
                                                --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
Numerator:
  Net income..................................  $53,953     $25,699     $13,408
                                                =======     =======     =======
Denominator:
  Denominator for basic net income per share
     -- weighted average shares...............   72,950      70,047      60,732
  Dilutive potential common shares, using
     treasury stock method....................    4,547       4,713       4,060
                                                -------     -------     -------
  Denominator for diluted net income per
     share....................................   77,497      74,760      64,792
                                                =======     =======     =======
Basic net income per share....................  $  0.74     $  0.37     $  0.22
                                                -------     -------     -------
Diluted net income per share..................  $  0.70     $  0.34     $  0.21
                                                -------     -------     -------

     Options to purchase 72,237, 153,392 and 114,184 shares of common stock were outstanding as of April 2, 2000, March 28, 1999, and March 29, 1998, respectively, but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

                               QLOGIC CORPORATION

NOTE (4) INVESTMENTS

     The Company's portfolio of investments consists of the following:

                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
U.S. Government securities.............................  $ 30,715    $  6,981
Municipal securities...................................    31,810      61,305
Corporate debt securities..............................    72,963      35,253
Other debt securities..................................    27,114      26,673
                                                         --------    --------
                                                         $162,602    $130,212
                                                         ========    ========

     At April 2, 2000 and March 28, 1999, the net unrealized holding gains and losses on securities were immaterial. Investments at April 2, 2000 and March 28, 1999 were classified as shown below:

                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Cash equivalents.......................................  $ 64,134    $ 42,839
Short-term investments.................................    58,671      57,613
Long-term investments (with maturities from 1 to 2
  years)...............................................    39,797      29,760
                                                         --------    --------
                                                         $162,602    $130,212
                                                         ========    ========

NOTE (5) INVENTORIES

     Components of inventories, are as follows:

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $16,072    $ 7,716
Work in progress.........................................    3,799        833
Finished goods...........................................    2,459      2,074
                                                           -------    -------
                                                           $22,330    $10,623
                                                           =======    =======

NOTE (6) PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Land.....................................................  $11,663    $    --
Building and Improvements................................   21,405        948
Product and test equipment...............................   25,688     20,238
Furniture and fixtures...................................    3,037      1,907
Semiconductor tooling....................................    2,914      2,119
                                                           -------    -------
                                                            64,707     25,212
Less accumulated depreciation and amortization...........   18,932     14,803
                                                           -------    -------
                                                           $45,775    $10,409
                                                           =======    =======

                               QLOGIC CORPORATION

NOTE (7) CAPITAL ACCOUNTS

  Common Stock

     At April 2, 2000 and March 28, 1999, the Company's authorized common stock was 150,000,000 with 74,292,949 and 71,844,232 shares issued and outstanding, respectively. At April 2, 2000, 21,480,000 shares were reserved for the exercise of issued and unissued common stock options, and 2,400,000 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plan.

  Preferred Stock

     In fiscal 1994, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 1,000,000 shares of preferred stock, $0.10 par value, with rights and preferences to be determined by the Board of Directors. In January 2000, the par value was adjusted to $0.001.

  Shareholder Rights Plan

     On June 4, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan (the "Rights Plan") pursuant to which it declared a dividend distribution of preferred stock purchase rights (a "Right") upon all of the outstanding shares of the common stock.

     The Rights dividend was paid on June 20, 1996 to the holders of record of shares of common stock on that date, at the rate of one-eighth of one whole Right per one share of common stock, as adjusted pursuant to the Company's stock splits. Each share of common stock presently outstanding that had been issued since June 20, 1996 also includes one-eighth Right, and each share of common stock that may be issued after the date hereof and prior to the Distribution Date (as defined below) also will include one-eighth Right.

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

     Pursuant to the Rights Plan, as amended to date, each Right entitles the registered holder, on and after the Distribution Date and until redemption of all Rights, to purchase from the Company 1/100 of one whole share (a "Unit") of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"). The purchase price is $425.00 per Unit. In the event of certain acquisitions involving the Acquiring Person, directly or indirectly, the holder of each Right will be entitled to purchase for $425.00 certain shares or assets of the Company or an Acquiring person that have a market value of $850.00 at such time.

     The Company has 200,000 whole shares of Series A Preferred Stock authorized (40,000,000 Units authorized), of which no shares or Units are issued or outstanding at April 2, 2000. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company's assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment

                               QLOGIC CORPORATION
received per share of common stock. The number of Rights per share of common stock, and the purchase price, is subject to adjustment in the event of each and any stock split, stock dividend or similar event.

     Holders of Rights will be entitled to purchase shares or assets of the Company or an Acquiring Person with a value that is double the exercise price in the event of certain acquisitions involving the Acquiring Person, directly or indirectly.

  Common Stock Splits

     In February 1999, July 1999 and February 2000, the Company effected two-for-one splits of the outstanding shares of common stock. All share and per share data presented in the consolidated financial statements and footnotes has been retroactively adjusted to reflect these two-for-one stock splits.

  Stock Offering

     In the second quarter of fiscal 1998, the Company completed a secondary offering of 21,160,000 shares of the Company's common stock at a price of $3.91 per share. The Company received proceeds of $77.5 million net of underwriter's discount and expenses.

NOTE (8) STOCK PLANS

  Employee Stock Purchase Plan

     In fiscal year 1999, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. The ESPP is administered by the Compensation Committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 2,400,000. The total number of shares issued under the ESPP were 79,572 and 23,736 during the years ended April 2, 2000 and March 28, 1999, respectively.

  Incentive Compensation Plans

     On January 12, 1994, the Company's Board of Directors adopted the QLogic Corporation Stock Awards Plan (the "Stock Awards Plan") and the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") (collectively the "Stock Option Plans"). Additionally, the Company issues options on an ad hoc basis from time to time.

     The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. As of April 2, 2000, a total of 19,800,000 shares were reserved for issuance under the Stock Awards Plan, no shares of restricted stock were issued, options to purchase 5,474,915 shares of Common Stock were outstanding, and there were 6,606,080 shares available for future grants.

     Options granted under the Company's Stock Awards Plan provide that an employee holding a stock option may exchange mature stock which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding as of April 2, 2000. All stock options granted under the Company's Stock Awards Plan have ten-year terms and vest ratably over four years from the date of grant.

                               QLOGIC CORPORATION

     Under the terms of the Director Plan, new directors receive an option grant, at fair market value, to purchase 64,000 shares of common stock of the Company upon election to the Board, and the plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 32,000 shares of common stock. The plan also provides for annual grants to the Chairman of the Board of options to purchase 54,000 shares of common stock. A total of 1,600,000 shares have been reserved for issuance under the Director Plan. As of April 2, 2000, options for a total of 254,005 shares were outstanding, and 467,999 shares were available for grant. All stock options granted under the Director Plan have ten-year terms and vest ratably over three years from the date of grant.

     As of April 2, 2000, ad hoc stock options have been issued representing options to purchase 80,000 shares, with a total of 53,000 options outstanding.

     Stock option activity in fiscal 2000, 1999 and 1998 under the Company's Stock Option Plans was as follows:

                                                                  AVERAGE OPTION
                                                                    PRICE PER
                                                      SHARES          SHARE
                                                    ----------    --------------
Options outstanding as of March 30, 1997..........   6,710,040        $ 1.13
Granted...........................................   1,222,000          3.69
Canceled..........................................    (204,416)         1.59
Exercised.........................................  (1,321,000)         0.95
                                                    ----------        ------
Options outstanding as of March 29, 1998..........   6,406,624          1.64
Granted...........................................   2,260,800          8.26
Canceled..........................................     (98,472)         4.04
Exercised.........................................  (2,613,888)         1.13
                                                    ----------        ------
Options outstanding as of March 28, 1999..........   5,955,064          4.33
Granted...........................................   2,370,000         43.15
Canceled..........................................    (173,999)         2.77
Exercised.........................................  (2,369,145)         5.79
                                                    ----------        ------
Options outstanding as of April 2, 2000...........   5,781,920        $20.84
                                                    ==========        ======

     As of April 2, 2000, March 28, 1999, and March 29, 1998, the number of options exercisable was 1,383,266, 1,780,904 and 2,710,240 respectively, and the weighted average exercise price of those options was $3.23, $1.60 and $0.99, respectively.

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  ---------------------------------------------   ------------------------------
                                     WEIGHTED                                        WEIGHTED
                   OUTSTANDING       AVERAGE        REMAINING      EXERCISABLE       AVERAGE
    RANGE OF          AS OF       EXERCISE PRICE   CONTRACTUAL        AS OF       EXERCISE PRICE
EXERCISE PRICES   APRIL 2, 2000     PER OPTION     LIFE (YEARS)   APRIL 2, 2000     PER OPTION
----------------  -------------   --------------   ------------   -------------   --------------
$ 0.59 to $ 3.19    1,558,721         $ 1.94           6.36         1,032,843         $ 1.68
$ 3.78 to $14.25    1,565,973         $ 6.78           8.26           307,737         $ 6.69
$15.03 to $16.38      287,226         $15.97           8.89            42,686         $15.94
$31.31 to $88.25    2,370,000         $43.15           9.38                --         $   --
                    ---------                                       ---------
$ 0.59 to $88.25    5,781,920         $20.84           8.24         1,383,266         $ 3.23
                    =========         ======           ====         =========

                               QLOGIC CORPORATION

  Pro Forma Information

     The Company applies APB 25 in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date, recorded over a four-year vesting period, for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                  2000        1999        1998
                                                --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
Net income as reported........................  $53,953     $25,699     $13,408
Assumed stock compensation cost, net of tax...  $14,757     $ 8,325     $ 2,576
                                                -------     -------     -------
Pro forma net income..........................  $39,196     $17,374     $10,832
                                                -------     -------     -------
Diluted net income per share as reported......  $  0.70     $  0.34     $  0.21
Pro forma diluted net income per share........  $  0.51     $  0.23     $  0.17

     The Company uses the Black-Scholes option-pricing model for estimating the fair value of its equity instruments. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

                                                   2000      1999      1998
                                                  ------    ------    ------
Estimated fair value per option granted.........  $30.35    $22.32    $    8.43
Stock volatility................................   84.6%     79.5%        60.4%
Risk-free interest rate.........................    5.9%      5.6%         6.0%
Expected life (years)...........................    5.00      5.00         5.00
Stock dividend yield............................    0.0%      0.0%         0.0%

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

NOTE (9) EMPLOYEE RETIREMENT SAVINGS PLAN

     The Company has established a pretax savings and profit sharing plan under
Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant's compensation. The Company's direct contributions on behalf of its employees were $647,000, $458,000 and $349,000 in fiscal 2000, 1999, and 1998, respectively.

NOTE (10) COMMITMENTS AND CONTINGENCIES

  Line of Credit

     On July 5, 1999, the Company renewed its unsecured line of credit from a bank. Maximum borrowings under the line of credit are $5.0 million, subject to a borrowing base based on accounts receivable, with a $3.0 million sub-limit for letters of credit. Interest on outstanding advances is payable monthly at the bank's prime rate (8.0% at April 2, 2000). The line of credit expires on July 5, 2000. The line of credit contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios and restrict the Company's ability to incur additional indebtedness. The Company was in compliance with all such

                               QLOGIC CORPORATION
covenants as of April 2, 2000. There were no borrowings under the line of credit as of April 2, 2000. The Company expects to extend the line of credit through the end of fiscal year 2001.

  Leases

     The Company leases certain equipment and facilities under non-cancelable operating lease agreements, which expire at various dates through fiscal year 2005. Future minimum non-cancelable lease commitments are as follows (In thousands):

FISCAL YEAR
2001................................  $  924
2002................................     898
2003................................     560
2004................................     181
2005................................      30
                                      ------
Total minimum lease payments........  $2,593
                                      ======

     Rent expense for fiscal 2000, 1999, and 1998 was $1,850,000, $1,430,000 and
$820,000 respectively.

  Litigation

     QLogic is involved in various legal proceedings, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE (11) INCOME TAXES

     The components of the income tax provision are as follows:

                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
  Federal.....................................  $30,402    $12,892    $ 9,888
  State.......................................    2,564      1,701      1,564
  Foreign.....................................    1,093         --         --
                                                -------    -------    -------
     Total current............................   34,059     14,593     11,452
Deferred:
  Federal.....................................   (5,349)    (1,398)    (2,264)
  State.......................................     (915)        44       (766)
                                                -------    -------    -------
     Total deferred...........................   (6,264)    (1,354)    (3,030)
                                                -------    -------    -------
Total income tax provision....................  $27,795    $13,239    $ 8,422
                                                =======    =======    =======

                               QLOGIC CORPORATION

     A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to pretax income is as follows:

                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Expected income tax provision at the statutory
  rate........................................  $28,612    $13,628    $ 7,641
State income tax, net of Federal tax
  benefit.....................................    2,858      1,910      1,991
Tax benefit of research and development and
  other credits...............................   (2,120)    (1,240)        --
Foreign Sales Corporation tax benefit.........     (659)      (431)        --
Decrease in valuation allowance...............       --         --     (1,904)
Tax exempt income.............................     (617)      (882)      (315)
Other, net....................................     (279)       254      1,009
                                                -------    -------    -------
                                                $27,795    $13,239    $ 8,422
                                                =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Reserves and accruals not currently deductible..........  $ 9,639    $5,572
  Property and equipment..................................      907       789
  Acquired in-process technology..........................    4,072       897
  State tax expense.......................................       --       122
  Other...................................................       --        12
                                                            -------    ------
     Total gross deferred tax assets......................   14,618     7,392
                                                            -------    ------
Deferred tax liabilities:
  Research and development expenditures...................    1,192       882
  State tax expense.......................................      508        --
  Other...................................................      349       205
                                                            -------    ------
     Total gross deferred tax liabilities.................    2,049     1,087
                                                            -------    ------
  Net deferred tax assets.................................  $12,569    $6,305
                                                            =======    ======

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of April 2, 2000. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     The tax benefit associated with dispositions from employee stock purchase plans reduced taxes currently payable by $28,085,000, $5,753,000 and $1,494,000 for the years ended April 2, 2000, March 28, 1999 and March 29, 1998 respectively. These benefits were recorded directly to additional paid-in capital.

     Fiscal years 1998 and 1999 are currently under examination by the Internal Revenue Service. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustment that may result for these years.

                               QLOGIC CORPORATION

NOTE (12) EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

  Product Revenues

     The Company designs and supplies semiconductor and board I/O and enclosure management products. These products utilize one of three technology standards:
Fibre Channel, SCSI and IDE. Net revenues for the Company's products are grouped by technology standard as they function using similar technologies.

                                                2000        1999       1998
                                              --------    --------    -------
                                                      (IN THOUSANDS)
Fibre Channel...............................  $ 60,076    $ 19,288    $ 1,398
SCSI........................................   131,694      97,269     79,745
IDE.........................................    11,373         625        250
                                              --------    --------    -------
                                              $203,143    $117,182    $81,393
                                              ========    ========    =======

  Geographic Revenues

     The Company's net revenues by country based on ship-to location are:

                                                2000        1999       1998
                                              --------    --------    -------
                                                      (IN THOUSANDS)
United States...............................  $ 88,972    $ 55,106    $46,835
Japan.......................................    78,211      38,591     25,064
United Kingdom..............................    15,902      11,257      2,657
Rest of World...............................    20,058      12,228      6,837
                                              --------    --------    -------
                                              $203,143    $117,182    $81,393
                                              ========    ========    =======

  Significant Customers

     The following table represents sales to customers accounting for greater than 10% of the Company's net revenues. With the exception of these customers, management believes that the loss of any one customer would not have a material adverse effect on its business.

                          2000    1999    1998
                          ----    ----    ----
Customer 1..............   30%     24%     23%
Customer 2..............   13%     19%     20%

NOTE (13) SUBSEQUENT EVENT

     On May 7, 2000, the Company entered into an agreement to acquire Ancor Communications, Inc. ("Ancor"). Under the terms of the agreement, the Company will exchange 0.5275 shares of common stock for each outstanding Ancor common share. The proposed transaction is intended to qualify as a pooling-of-interests and as a tax-free exchange of shares under IRS regulations. The transaction is subject to shareholder approval from both companies and appropriate regulatory approvals.

                               QLOGIC CORPORATION

NOTE (14) CONDENSED QUARTERLY RESULTS (UNAUDITED)

     The following summarizes certain unaudited quarterly financial information for fiscal 2000, 1999, and 1998.

                                                         THREE MONTHS ENDED
                                             -------------------------------------------
                                              JUNE      SEPTEMBER    DECEMBER     MARCH
                                             -------    ---------    --------    -------
FISCAL 2000
Net revenues...............................  $43,186     $47,492     $52,338     $60,127
Operating income(1)........................   16,053      18,538      21,452      18,002
Net income(1)..............................   11,512      13,381      15,552      13,508
Net income per diluted share(1)............     0.15        0.17        0.20        0.17
                                             =======     =======     =======     =======
FISCAL 1999
Net revenues...............................  $24,115     $27,692     $30,299     $35,076
Operating income...........................    5,888       6,535       9,368      11,574
Net income.................................    4,775       5,238       7,148       8,538
Net income per diluted share...............     0.07        0.07        0.10        0.11
                                             =======     =======     =======     =======
FISCAL 1998
Net revenues...............................  $18,172     $19,625     $20,856     $22,740
Operating income...........................    3,367       4,225       5,184       5,710
Net income.................................    2,244       3,041       3,946       4,177
Net income per diluted share...............     0.04        0.05        0.05        0.06
                                             =======     =======     =======     =======

---------------
(1) Operating income, net income, net income and net income per diluted share includes a $7.5 million charge for acquired in-process technology in the fourth-quarter of fiscal 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2000, for information relating to the Company's Directors under the heading "Nomination and Election of Directors." Such information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive and certain other officers of QLogic are as follows:

         NAME           AGE                                POSITION
         ----           ---                                --------
H.K. Desai              54     Chairman of the Board, Chief Executive Officer and President
Thomas R. Anderson      55     Vice President and Chief Financial Officer
Michael R. Manning      45     Secretary and Treasurer
David Tovey             55     Vice President and General Manager, Peripheral Products
Mark A. Edwards         41     Vice President and General Manager, Computer Products
David M. Race           44     Vice President and General Manager, Enclosure Management Products
Lawrence F. Fortmuller  51     Vice President, Corporate Marketing
Mark D. Spowart         48     Vice President, Sales
Robert W. Miller        44     Vice President, Operations

     Our officers are elected annually by the Board of Directors for each year period, or portion thereof, and serve at the discretion of the Board of Directors of the company. None of our executive officers have any family relationship with any other executive officer of the Company or director of QLogic.

     Mr. Desai joined us in August 1995 as President and Chief Technical Officer. He was subsequently promoted to President and Chief Executive Officer, became a Director in January 1996 and Chairman of the Board in May 1999. From May 1995 to August 1995, he was Vice President, Engineering (Systems Products) at Western Digital Corporation, a manufacturer of disk drives. From July 1990 until May 1995, he served as Director of Engineering, and subsequently Vice President of Engineering for QLogic.

     Mr. Anderson joined us in July 1993 as Vice President and Chief Financial Officer. Prior to joining us, Mr. Anderson was Executive Vice President, Chief Operating Officer and Chief Financial Officer of HIARC, Inc., a software startup company. From October 1990 to December 1992, he was corporate Senior Vice President and Chief Financial Officer at Distributed Logic Corporation, a manufacturer of tape and disk controllers and subsystems.

     Mr. Manning joined Emulex, a network product manufacturer (our former parent company) in July 1983 as Director of Tax. He was named Senior Director and Treasurer of Emulex in April 1991 and Secretary in August 1992. Mr. Manning joined us in June 1993.

     Mr. Tovey joined us in April 1994 as Vice President Marketing, and was named Vice President and General Manager of Peripheral Products in July 1996. From March 1985 to April 1994, he held various positions with Toshiba America Information Systems, a computer system manufacturer including director of technology planning and Vice President of OEM marketing.

     Mr. Edwards joined us in September 1996 as Vice President of Sales and Corporate Marketing, and is currently Vice President and General Manager, Computer Products. Prior to joining us, Mr. Edwards worked at Unisys from August 1993 to September 1996 where he was most recently Vice President, Sales &

Marketing for the Storage Systems Division. Mr. Edwards has held a number of sales and marketing positions in the U.S. and Europe with Unisys, Digital Equipment Corporation and Zitel.

     Mr. Race joined us in August 1998 as Vice President and General Manager, Enclosure Management Products. Mr. Race was Co-founder and President of Silicon Design Resources, Inc. (SDR) from January 1996 until August 1998, when SDR was acquired by us. From January 1996 to August 1998. Mr. Race held positions at Software.com, and was previously employed by Distributed Processing Technology from March 1989 to January 1996.

     Mr. Fortmuller joined QLogic in October 1996 as Vice President and General Manager, Computer Products, and is currently Vice President of Marketing. From June 1987 to October 1996, Mr. Fortmuller held management positions at AST Research, Inc., a computer manufacturer, including Vice President, Americas Marketing.

     Mr. Spowart joined us in January 2000 as Vice President of Sales. Prior to joining us, Mr. Spowart worked at ATL Products from March 1992 to January 2000 where he was most recently Vice President, Worldwide Sales. Mr. Spowart has held a number of sales executive positions at Auspex Systems and Memorex Telex.

     Mr. Miller joined Emulex, a network product manufacturer (our former parent company) in June 1990 as a staff engineer and was named Engineering Manager in August 1992. After joining us in 1993 he was named Director of Engineering in July 1994 and Director of Operations in August 1995. He was subsequently promoted to Vice President of Operations in July 1997.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2000, for information relating to executive compensation under the heading "Executive Compensation and Other Information" excluding the "Report of Executive Compensation Committee" and the "Stockholder Return Performance Presentation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2000, for information relating to security ownership of certain beneficial owners and management under the heading "Principal Stockholders and Stock Ownership of Management." Such information is incorporated herein by reference.

     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2000, for information relating to certain relationships and related transactions, if any, under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions." Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

        (1) Consolidated Financial Statements

     The following consolidated financial statements of the Company for the years ended April 2, 2000, March 28, 1999, and March 29, 1998 are filed as part of this report:

                           FINANCIAL STATEMENT INDEX

                                                               PAGE
                         STATEMENT                            NUMBER
                         ---------                            ------
QLogic Corporation:
  Independent Auditors' Report..............................    24
  Consolidated Balance Sheets as of April 2, 2000 and March
     28, 1999...............................................    25
  Consolidated Statements of Income for the years ended
     April 2, 2000, March 28, 1999 and March 29, 1998.......    26
  Consolidated Statements of Stockholders' Equity for the
     years ended April 2, 2000, March 28, 1999 and March 29,
     1998...................................................    27
  Consolidated Statements of Cash Flows for the years ended
     April 2, 2000, March 28, 1999 and March 29, 1998.......    28
  Notes to Consolidated Financial Statements................    29

        (2) Financial Statement Schedule

     The following consolidated financial statement schedule of the Company for the years ended April 2, 2000, March 28, 1999, and March 29, 1998 is filed as part of this report:

                                                                   PAGE NUMBER
                                                                  OF THIS REPORT
                                                                  --------------
    Schedule II -- Valuation and Qualifying Accounts............        49

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

        (3) Exhibit Index

EXHIBIT
NUMBER                            ITEM CAPTION
-------                           ------------
  2.1     Distribution Agreement dated as of January 24, 1994 among
          Emulex Corporation, a Delaware corporation, Emulex
          Corporation, a California Corporation and QLogic
          Corporation.(1)
  2.2     Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
          Communications, Incorporated.(14)
  2.3     Stock Option Agreement dated as of May 8, 2000 by and among
          QLogic Corporation and Ancor Communications,
          Incorporated.(14)
  2.4     Form of Voting Agreement dated as of May 8, 2000 by and
          among QLogic Corporation and various Ancor Communications,
          Incorporated directors and executive officers.(12)
  3.1     Certificate of Incorporation of Emulex Micro Devices
          Corporation, dated November 13, 1992.(1)
  3.2     EMD Incorporation Agreement, dated as of January 1, 1993.(1)
  3.3     Certificate of Amendment of Certificate of Incorporation,
          dated May 26, 1993.(1)
  3.4     By-Laws of QLogic Corporation.(1)
  3.5     Amendments to By-Laws of QLogic Corporation.(4)

EXHIBIT
NUMBER                            ITEM CAPTION
-------                           ------------
  3.6     Certificate of Amendment of Certificate of Incorporation,
          dated May 26, 1993. (Incorporated by reference to an exhibit to QLogic Corporation's Registration Statement on Form 10
          filed January 28, 1994.)
  3.7     Certificate of Amendment of Certificate of Incorporation,
          dated February 15, 1999.(9)
  3.8     Certificate of Amendment of Certificate of Incorporation,
          dated January 5, 2000.(11)
  4.1     Rights Agreement, dated as of June 4, 1996 between QLogic
          Corporation and Harris Trust Company of California, which
          includes as Exhibit B thereto the form of Rights
          Certificate.(5)
  4.2     Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
          California.(6)
  4.3     Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation's and Harris Trust Company of
          California.(13)
 10.1     Form of QLogic Corporation Non-Employee Director Stock
          Option Plan.*(1)
 10.1.1   Form of QLogic Corporation Non-Employee Director Stock
          Option Plan, as amended.*(9)
 10.2     Form of QLogic Corporation Stocks Awards Plan.*(1)
 10.2.1   Form of QLogic Corporation Stocks Awards Plan, as
          amended.*(9)
 10.3     Form of Tax Sharing Agreement among Emulex Corporation, a
          Delaware corporation, Emulex Corporation, a California
          corporation, and Qlogic Corporation.(1)
 10.4     Administrative Services Agreement, dated as of February 21,
          1993, among Emulex Corporation, a California corporation,
          Emulex Corporation, a Delaware corporation and QLogic
          Corporation.(1)
 10.5     Employee Benefits Allocation Agreement, dated as of January
          24, 1994, among Emulex Corporation, a Delaware corporation,
          Emulex Corporation, a California corporation, and QLogic
          Corporation.(1)
 10.6     Form of Assignment, Assumption and Consent Re: Lease among
          Emulex Corporation, a California corporation, QLogic
          Corporation and C.J. Segerstrom & Sons, a general
          partnership.(1)
 10.7     Intellectual Property Assignment and Licensing Agreement,
          dated as of January 24, 1994, between Emulex Corporation, a
          California Corporation, and QLogic Corporation.(1)
 10.8     Form of QLogic Corporation Savings Plan.*(1)
 10.9     Form of QLogic Corporation Savings Plan Trust.*(1)
 10.10    Loan and Security Agreement with Silicon Valley Bank.(7)
 10.11    Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
 10.12    Supplement to Tax Sharing Agreement, dated June 2, 1995,
          between QLogic Corporation and Emulex Corporation.(3)
 10.13    Industrial Lease Agreement between the Registrant, as
          lessee, and AEW/Parker South, LLC, as lessor.(8)
 10.14    Press release related to February 22, 1999 stock split.(8)
 10.15    Form QLogic Corporation 1998 Employee Stock Purchase
          Plan.(9)
 10.16    Loan and Security Agreement with Silicon Valley Bank.(10)
 10.17    Press release related to July 30, 1999 stock split.(10)
 10.18    Press release related to February 7, 2000 stock split.
 21.1     Subsidiaries of the Registrant.(10)
 23.1     Consent of KPMG LLP
 27       Financial Data Schedule

     (b) Reports on Form 8-K

        (1) The Registrant filed Form 8-K on January 10, 2000, with respect to the acquisition of certain intellectual property assets from Borg Adaptive Technologies, Inc., reported under Item 5.

        (2) The Registrant filed Form 8-K on January 19, 2000, with respect to the Board of Director approval of a two-for-one stock split payable on February 9, 2000, reported under Item 5.
---------------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994, and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 3, 1994, and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

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

 (7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1999, and incorporated herein by reference. incorporated herein by reference

(11) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated May 11, 2000.

(13) Previously filed as and exhibit to Registrant's Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(14) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed June 22, 2000, and incorporated herein by reference.

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

                                          QLOGIC CORPORATION

                                          By:        /s/ H.K. DESAI
                                            ------------------------------------
                                                         H.K. Desai
                                               Chairman of the Board , Chief
                                               Executive Officer and President

Date: June 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on.

                   SIGNATURE                                             TITLE
                   ---------                                             -----
          PRINCIPAL EXECUTIVE OFFICER:

                 /s/ H.K. DESAI                   Chairman of the Board , Chief Executive Officer and
------------------------------------------------                       President
                   H.K. Desai

  PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

             /s/ THOMAS R. ANDERSON                   Vice President and Chief Financial Officer
------------------------------------------------
               Thomas R. Anderson

              /s/ GEORGE D. WELLS                                      Director
------------------------------------------------
                George D. Wells

              /s/ CAROL L. MILTNER                                     Director
------------------------------------------------
                Carol L. Miltner

              /s/ LARRY R. CARTER                                      Director
------------------------------------------------
                Larry R. Carter

                /s/ JIM FIEBIGER                                       Director
------------------------------------------------
                  Jim Fiebiger

                               QLOGIC CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

         YEARS ENDED APRIL, 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998
                                 (IN THOUSANDS)

                                                                    ADDITIONS    DEDUCTIONS-
                                                      BALANCE AT    CHARGED TO     AMOUNTS      BALANCE AT
                                                     BEGINNING OF   COSTS AND    WRITTEN OFF/     END OF
                                                        PERIOD       EXPENSES     RECOVERED       PERIOD
                                                     ------------   ----------   ------------   ----------
CLASSIFICATION:
Year ended April 2, 2000
  Allowance for doubtful accounts..................     $  940         $ 10         $  --         $  950
Year ended March 28, 1999
  Allowance for doubtful accounts..................     $  746         $201         $  (7)        $  940
Year ended March 29, 1998
  Allowance for doubtful accounts..................     $  636         $200         $ (90)        $  746

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           ITEM CAPTION
    -------                          ------------
     2.1     Distribution Agreement dated as of January 24, 1994 among
             Emulex Corporation, a Delaware corporation, Emulex
             Corporation, a California Corporation and QLogic
             Corporation.(1)
     2.2     Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
             Communications, Incorporated.(14)
     2.3     Stock Option Agreement dated as of May 8, 2000 by and among
             QLogic Corporation and Ancor Communications,
             Incorporated.(14)
     2.4     Form of Voting Agreement dated as of May 8, 2000 by and
             among QLogic Corporation and various Ancor Communications,
             Incorporated directors and executive officers.(12)
     3.1     Certificate of Incorporation of Emulex Micro Devices
             Corporation, dated November 13, 1992.(1)
     3.2     EMD Incorporation Agreement, dated as of January 1, 1993.(1)
     3.3     Certificate of Amendment of Certificate of Incorporation,
             dated May 26, 1993.(1)
     3.4     By-Laws of QLogic Corporation.(1)
     3.5     Amendments to By-Laws of QLogic Corporation.(4)
     3.6     Certificate of Amendment of Certificate of Incorporation,
             dated May 26, 1993. (Incorporated by reference to an exhibit to QLogic Corporation's Registration Statement on Form 10
             filed January 28, 1994.)
     3.7     Certificate of Amendment of Certificate of Incorporation,
             dated February 15, 1999.(9)
     3.8     Certificate of Amendment of Certificate of Incorporation,
             dated January 5, 2000.(11)
     4.1     Rights Agreement, dated as of June 4, 1996 between QLogic
             Corporation and Harris Trust Company of California, which
             includes as Exhibit B thereto the form of Rights
             Certificate.(5)
     4.2     Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
             California.(6)
     4.3     Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation's and Harris Trust Company of
             California.(13)
    10.1     Form of QLogic Corporation Non-Employee Director Stock
             Option Plan.*(1)
    10.1.1   Form of QLogic Corporation Non-Employee Director Stock
             Option Plan, as amended.*(9)
    10.2     Form of QLogic Corporation Stocks Awards Plan.*(1)
    10.2.1   Form of QLogic Corporation Stocks Awards Plan, as
             amended.*(9)
    10.3     Form of Tax Sharing Agreement among Emulex Corporation, a
             Delaware corporation, Emulex Corporation, a California
             corporation, and Qlogic Corporation.(1)
    10.4     Administrative Services Agreement, dated as of February 21,
             1993, among Emulex Corporation, a California corporation,
             Emulex Corporation, a Delaware corporation and QLogic
             Corporation.(1)
    10.5     Employee Benefits Allocation Agreement, dated as of January
             24, 1994, among Emulex Corporation, a Delaware corporation,
             Emulex Corporation, a California corporation, and QLogic
             Corporation.(1)
    10.6     Form of Assignment, Assumption and Consent Re: Lease among
             Emulex Corporation, a California corporation, QLogic
             Corporation and C.J. Segerstrom & Sons, a general
             partnership.(1)
    10.7     Intellectual Property Assignment and Licensing Agreement,
             dated as of January 24, 1994, between Emulex Corporation, a
             California Corporation, and QLogic Corporation.(1)
    10.8     Form of QLogic Corporation Savings Plan.*(1)

    EXHIBIT
    NUMBER                           ITEM CAPTION
    -------                          ------------
    10.9     Form of QLogic Corporation Savings Plan Trust.*(1)
    10.10    Loan and Security Agreement with Silicon Valley Bank.(7)
    10.11    Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
    10.12    Supplement to Tax Sharing Agreement, dated June 2, 1995,
             between QLogic Corporation and Emulex Corporation.(3)
    10.13    Industrial Lease Agreement between the Registrant, as
             lessee, and AEW/Parker South, LLC, as lessor.(8)
    10.14    Press release related to February 22, 1999 stock split.(8)
    10.15    Form QLogic Corporation 1998 Employee Stock Purchase
             Plan.(9)
    10.16    Loan and Security Agreement with Silicon Valley Bank.(10)
    10.17    Press release related to July 30, 1999 stock split.(10)
    10.18    Press release related to February 7, 2000 stock split.
    21.1     Subsidiaries of the Registrant.(10)
    23.1     Consent of KPMG LLP
    27       Financial Data Schedule

---------------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994, and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 3, 1994, and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

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

 (7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1999, and incorporated herein by reference. incorporated herein by reference

(11) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated May 11, 2000.

(13) Previously filed as and exhibit to Registrant's Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(14) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed June 22, 2000, and incorporated herein by reference.

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.