Form 10-K405/A
period 2000-04-02
QLOGIC CORP
filed 2000-07-31
CIK 918386

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

             FOR THE TRANSITION PERIOD FROM           TO
                         COMMISSION FILE NUMBER 0-23298

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                33-0537669
(STATE OF INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

26600 LAGUNA HILLS, ALISO VIEJO, CALIFORNIA                       92656
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 14, 2000, the aggregate market value of the voting stock held by non-affiliates was $5,676,245,845.

     As of July 14, 2000, the registrant had 74,696,055 shares of common stock outstanding.

================================================================================

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our directors and executive officers.

Name                            Age       Position
----                            ---       --------
H.K. Desai                      54        Chairman of the Board, Chief Executive
                                          Officer and President

Larry R. Carter (1)             57        Director

James R. Fiebiger (1)           58        Director

Carol L. Miltner (2)            57        Director

George D. Wells (2)             64        Director

Thomas R. Anderson              56        Vice President and Chief Financial
                                          Officer

Mark K. Edwards                 41        Vice President and General Manager,
                                          Computer Products

Lawrence F. Fortmuller, Jr.     51        Vice President, Corporate Marketing

Michael R. Manning              46        Secretary and Treasurer

Robert W. Miller                44        Vice President, Operations

David M. Race                   44        Vice President and General Manager,
                                          Enclosure Management Products

Mark D. Spowart                 48        Vice President, Sales

David Tovey                     55        Vice President and General Manager,
                                          Peripheral Products


---------------

(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee

         Our officers are elected annually by the Board of Directors for each year period, or portion thereof, and serve at the discretion of the Board of Directors. None of our executive officers have any family relationship with any other executive officer or director of QLogic.

         Mr. Desai joined us in August 1995 as President and Chief Technical Officer. He was subsequently promoted to President and Chief Executive Officer, became a Director in January 1996 and Chairman of the Board in May 1999. From May 1995 to August 1995, he was Vice President, Engineering (Systems Products) at Western Digital Corporation, a manufacturer of disk drives. From July 1990 until May 1995, he served as Director of Engineering, and subsequently Vice President of Engineering for QLogic. Mr. Desai is also a board member of Microsemi Corporation, a supplier of analog integrated circuits and power and signal discrete semiconductors.

         Mr. Carter has served as a director since June 1999. He is Sr. Vice President of Finance and Administration and Chief Financial Officer of Cisco Systems, Inc., a computer networking products company. From July 1992 to January 1995, he served as Vice President and Corporate Controller of Advanced Micro Devices, Inc. Mr. Carter has also served as Chief Financial Officer for VLSI Technology, Inc. and for SGS Thompson Microelectronics, Inc.

         Dr. Fiebiger has served as a director since February 2000. Since December 1999, he has been Chairman and Chief Executive Officer of Lovoltech, a start-up fabless semiconductor company specializing in low voltage devices. He is also a board member of Mentor Graphics and Artest Corporation. Dr. Fiebiger has also served as president and Chief Operating Officer for VLSI Technology, Inc. and Corporate Vice President and Assistant General Manager for Motorola Semiconductor Sector.

         Ms. Miltner has served as a director since February 1994. She is a senior partner of Impact LLC, a management consultant and seminar firm. From December 1993 until March 1995, she served as Executive Vice President of Sales and Marketing of AmeriQuest Technologies, Inc., a subassembler of storage products and distributor of microcomputer products. From July 1991 to December 1993 she was President of Motivation by Miltner.

         Mr. Wells has served as a director since February 1994. He also currently serves as a member of the Board of Directors of Johnson Matthey, a U.K. company involved with advanced materials technology. He was President and Chief Executive Officer of Exar Corporation, from June 1992 until October 1996. Before joining Exar, he served as President and Chief Operating Officer of LSI Logic, a manufacturer of HCMOS and BiCMOS application specific integrated circuits, for seven years.

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

         Mr. Fortmuller joined us in October 1996 as Vice President and General Manager, Computer Products, and is currently Vice President of Marketing. From June 1987 to October 1996, Mr. Fortmuller held management positions at AST Research, Inc., a computer manufacturer, including Vice President, Americas Marketing.

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

         Mr. Tovey joined us in April 1994 as Vice President of Marketing, and was named Vice President and General Manager of Peripheral Products in July 1996. From March 1985 to April 1994, he held various positions with Toshiba America Information Systems, a computer system manufacturer, including Director of Technology Planning and Vice President of OEM Marketing.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation received for the three fiscal years ended April 2, 2000 by our Chief Executive Officer and the four next highest paid executive officers (the "Named Officers") at April 2, 2000.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                        ---------------------------------        LONG-TERM COMPENSATION
                                                                  OTHER     ---------------------------------
          NAME AND                                                ANNUAL    STOCK OPTION       ALL OTHER
     PRINCIPAL POSITION          YEAR   SALARY($)     BONUS($)   COMP.(1)    GRANTS(2)     COMPENSATION($)(3)
-----------------------------    ----   ---------     --------   --------   ------------   ------------------
H. K. Desai                      2000    373,434       400,000      -0-     632,000 shs.          11,620
   Chairman of the Board, CEO    1999    316,224       334,000      -0-     280,000 shs.          11,258
   President, and Director (4)   1998    277,008       200,000      -0-     120,000 shs.           9,980

Thomas R. Anderson               2000    206,875       146,550      -0-      80,000 shs.           7,443
   V.P. and Chief Financial      1999    179,369       120,000      -0-      80,000 shs.           6,468
   Officer                       1998    163,908        70,000      -0-         -0- shs.           5,764

Mark K. Edwards                  2000    192,928       136,500      -0-      60,000 shs.           6,309
   V.P. and General Manager --   1999    165,625       120,000      -0-      60,000 shs.           5,447
   Computer Products             1998    158,008        70,000      -0-         -0- shs.           5,122

Lawrence F. Fortmuller, Jr.      2000    186,342       115,000      -0-      40,000 shs.           6,355
   V.P. Corporate Marketing      1999    170,667       110,000      -0-      60,000 shs.           6,020
                                 1998    159,760        70,000      -0-         -0- shs.           5,430

David Tovey                      2000    194,078       137,100      -0-      80,000 shs.           6,948
   V.P. and General Manager --   1999    168,660       120,000      -0-      60,000 shs.           6,135
   Peripheral Products           1998    160,680        70,000      -0-         -0- shs.           5,633

----------

(1) Perquisites and other personal benefits did not in the aggregate equal or exceed the lesser of $50,000 for any named individual or 10% of the total of annual salary and bonus reported in this table for such person.

(2) The amounts in the table represent shares of our common stock covered by stock options granted to the named individual under the QLogic Corporation Stock Awards Plan. Share quantities for all fiscal years presented have been restated to reflect out stock splits.

(3) This column includes our matching contributions to the QLogic Corporation Retirement Savings Plan and group term life insurance premiums paid with respect to the named individual.

(4) Mr. Desai served as our Vice President of Engineering from February 1994, when the Company became a separate publicly-held corporation, until his resignation on May 1, 1995. He was rehired on August 4, 1995 as President and Chief Technical Officer. Mr. Desai was subsequently appointed as our President and Chief Executive Officer effective January 1996, and Chairman of the Board of Directors in May 1999.

KEY EMPLOYEE RETENTION AGREEMENT

         The Company has previously entered into an agreement with Mr. Desai under which Mr. Desai would be entitled to receive the following payments and benefits in the event of termination of his employment without cause or by Mr. Desai because of a demotion within two years after a change in control of the
Company: (i) a severance payment equal to the present value of two times the sum of Mr. Desai's annual salary plus the highest annual average of any two of his last three annual bonuses; (ii) continuation for two years following termination of employment of his health, life insurance, disability income, tax assistance, and executive automobile benefits (reduced to the extent similar benefits are received by him from another employer); and (iii) acceleration of vesting of his right to exercise his stock options based on the length of his continued employment following the grant of the option by one year upon the change in control of the Company and full acceleration of vesting of such exercise right in the event of termination of his employment without cause or because of a demotion within two years after the change in control.


                                 OPTION MATTERS

     Option Grants. The following table sets forth information on grants of stock options pursuant to the QLogic Corporation Stock Awards Plan during the fiscal year ended April 2, 2000, to the Named Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL
                                                                                               REALIZABLE
                                                 INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                               ------------------------------------------------------       ANNUAL RATES OF
                               NUMBER OF                                                      STOCK PRICE
                               SECURITIES     % OF TOTAL                                    APPRECIATION FOR
                               UNDERLYING       OPTIONS                                         OPTIONS
                                OPTIONS       GRANTED TO       EXERCISE                       TERM ($)(4)
                                GRANTED      EMPLOYEES IN        PRICE     EXPIRATION     --------------------
            NAME                  (1)       FISCAL YEAR (2)    ($/SHARE)    DATE (3)        5%          10%
-----------------------------  ----------   ---------------    ---------   ----------     -------    ---------
H. K. Desai                      432,000        18.74           31.3125      6/25/09      8,507,058  21,558,554
                                 200,000         8.67           52.0625     11/01/09      6,548,365  16,594,843

Thomas R. Anderson                80,000         3.47           31.3125      6/25/09      1,575,381   3,992,325

Mark K. Edwards                   60,000         2.60           31.3125      6/25/09      1,181,536   2,994,243

Lawrence F. Fortmuller, Jr.       40,000         1.73           31.3125      6/25/09        787,691   1,996,162

David Tovey                       80,000         3.47           31.3125      6/25/09      1,575,381   3,992,325

---------------

(1) The amounts in the table represent shares of our common stock covered by stock options granted to the named individual under the QLogic Corporation Stock Awards Plan. Each option becomes exercisable on a cumulative basis as to 25% of the option shares one year after the date of grant and as to an additional 6.25% of the option shares each three month interval thereafter.

(2) Options to purchase an aggregate of 2,306,000 shares of common stock were granted to employees, including the Named Officers, during the fiscal year ended April 2, 2000.

(3) Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(4) These columns present hypothetical future values of the stock obtainable upon exercise of the option net of the option's exercise price, assuming that the market price of our common stock appreciates at a 5% and 10% compound annual rate over the ten year term of the options. The 5% and 10% rates of stock price appreciation are presented as examples pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC")and do not necessarily reflect our estimate or projection of QLogic's future stock price performance. The potential realizable values presented are not intended to indicate the value of the options.

     Option Exercises. The following table sets forth information concerning stock options which were exercised during, or held at the end of, fiscal 2000 by the Named Officers:


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES(1)

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING               VALUE OF UNEXERCISED
                               SHARES                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                              ACQUIRED                       AT FISCAL YEAR END(#)       AT FISCAL YEAR END($)(2)
                                 ON          VALUE        ---------------------------   ---------------------------
            NAME              EXERCISE   REALIZED($)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------  --------   --------------   -----------   -------------   -----------   -------------
H. K. Desai.................   240,754      11,064,010        31,758        884,504      4,241,878      94,801,871

Thomas R. Anderson..........    92,340       4,066,845         3,296        127,492        439,791      14,556,180

Mark K. Edwards.............   190,000      13,421,983        60,250        133,750      8,024,228      16,021,796

Lawrence F. Fortmuller, Jr.     92,550       3,768,973        13,708        133,742      1,811,026      16,602,625

David Tovey.................   166,000      14,714,720        98,764        131,236     13,117,103      15,085,551

---------------

(1) Share quantities for all transactions have been restated to reflect stock splits.

(2) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or base price of "in-the-money" options. The closing sale price for the Company's common stock as of April 2, 2000 on The Nasdaq National Market was $135.50.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The current Compensation Committee consists of Mr. Wells and Ms. Miltner, neither of whom is now, or was at any time during the last completed fiscal year, an officer or employee of QLogic. During fiscal year 2000, none of our executive officers served as a member of the Compensation Committee (or its equivalent) or as a director of any entity whose executive officers served on either our Compensation Committee or our Board of Directors.

DIRECTOR'S COMPENSATION

       Directors' Fees. For service on the Board of Directors, directors who are not QLogic employees receive a quarterly retainer of $6,000 plus $1,000 for each meeting of the Board of Directors in excess of five per year, and reimbursement for travel expenses. In addition, the chairmen of the audit and compensation committees receive an additional quarterly retainer of $1,000. Directors who are QLogic employees receive no additional compensation for serving on the Board of Directors. Directors are entitled to reimbursement for out-of-pocket expenses in connection with attendance at board and committee meetings.

       Stock Options. On January 12, 1994, our Board of Directors adopted the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") under which shares of QLogic common stock may be issued pursuant to the exercise of stock options granted under the Director Plan to directors who are not employees of QLogic or any of its subsidiaries. The Director Plan was approved by Emulex prior to the distribution of our shares by Emulex to its then shareholders as a result of which QLogic became a separate publicly held company. In June 1996, the Board adopted, and in August 1996 the stockholders approved, amendments to the Director Plan to (i) extend the termination date of the Director Plan by five years to December 31, 2001, (ii) increase the number of shares of common stock subject to the Director Plan by 600,000, (iii) provide for initial grants to new directors of options to purchase 64,000 shares of common stock, and (iv) provide for annual grants to each non-employee director

(other than the Chairman of the Board) of options to purchase 24,000 shares of common stock, and annual grants to the Chairman of the Board of options to purchase 40,000 shares of common stock. As so amended, a total of 1,600,000 shares of common stock has been reserved for issuance under the Director Plan. (All share quantities have been restated to reflect our stock splits.)

       In June 1999, the Board adopted, and in September 1999 the stockholders approved, a further amendment to the Director Plan to increase annual grants of options to purchase shares of common stock from 24,000 to 32,000 for each non-employee director (other the Chairman of the Board), and from 40,000 to 54,000 for a non-employee Chairman of the Board. As of July 14, 2000, an aggregate of 877,996 shares of common stock had been issued upon exercise of stock options granted under the Director Plan, options for a total of 254,000 shares were outstanding and the remaining 468,004 shares were available for grant. All stock options granted under the Director Plan have 10-year terms and vest as to one-third of the shares granted on each of the next three anniversary dates, if the director to whom the option is granted is still a QLogic director on such anniversary.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based on its review of copies of reporting forms and certifications of our directors and executive officers, we believe that all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors and executive officers in the year April 2, 2000 were satisfied.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth as of July 14, 2000, information regarding beneficial ownership of our common stock by each director and each executive officer and by all directors and executive officers as a group.

                                                                             SHARES BENEFICIALLY
                                                                                  OWNED(1)
                                                                           ----------------------
                                                                             NUMBER       PERCENT
                                                                           ---------      -------
H.K. Desai(2).............................................................   678,768       1.0%
Larry R. Carter(3)........................................................    21,334          *
James R. Fiebiger.........................................................         0          *
Carol L. Miltner(4).......................................................    13,400          *
George D. Wells(5)........................................................    29,550          *
Thomas R. Anderson(6).....................................................   184,534          *
Mark K. Edwards(7)........................................................   220,001          *
Lawrence F. Fortmuller, Jr.(8)............................................   208,449          *
Michael R. Manning(9).....................................................   107,002          *
Robert W. Miller(10)......................................................    66,104          *
David M. Race(11).........................................................    57,992          *
Mark D. Spowart...........................................................        74          *
David Tovey(12)...........................................................   357,416          *

All Directors and Executive Officers as a group (13 Persons).............. 1,944,624       3.0%

---------------

*    Less than 1% of the outstanding shares of common stock.

(1) Based upon 74,696,055 shares of common stock outstanding. Each named person and all directors and executive officers as a group are deemed to be the beneficial owners of shares of common stock that may be acquired within 60 days upon exercise of stock options. Accordingly, the number of shares and percentages set forth next to the name of such person and all directors and executive officers as a group include the shares of common stock issuable upon stock options exercisable within 60 days. However, the shares of common stock so issuable upon such exercise by any such persons are not included in calculating the percentage of common stock beneficially owned by any other stockholder.

(2) Includes 214,758 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(3) Consists entirely of shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(4) Includes 8,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(5) Includes 14,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(6) Includes 28,296 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(7) Includes 99,000 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(8) Includes 39,874 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(9) Includes 14,800 shares held for the benefit of Mr. Manning's minor children and 5,000 shares which may be purchased, pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(10) Includes 24,290 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(11) Includes 41,412 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.

(12) Includes 119,016 shares which may be purchased pursuant to stock options which are currently, or within the next 60 days will be, exercisable.


         The following table sets forth information regarding ownership of outstanding shares of our common stock by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares.

                                                     SHARES OWNED AS OF
                                                       JULY 25, 2000
                                             ---------------------------------
 NAME OF BENEFICIAL OWNER                       NUMBER               PERCENT
 ------------------------                    ------------            -------
FMR Corp.                                    7,758,952(1)              10.6%
  82 Devonshire Street
  Boston, MA  02109

Morgan Stanley Dean Witter & Co.             5,321,038(2)               7.1%
  1585 Broadway
  New York, NY 10036

------------

(1) Based on its Schedule 13G/A filed July 25, 2000, FMR Corp., a parent holding company of investment companies with its principal offices at 82 Devonshire Street, Boston, MA 02109, Edward C. Johnson 3d, the Chairman of FMR Corp. and Abigail P. Johnson, a Director of FMR Corp., beneficially owned 7,758,952 shares of common stock, including sole voting power over 3,453,800 shares and sole dispositive power over 7,008,352 shares, as of July 18, 2000.

(2) Based on its Schedule 13G filed February 4, 2000 Morgan Stanley Dean Witter & Co., an investment advisor with their principal offices at 1585 Broadway, New York, NY 10036, beneficially owned 5,321,038 shares of common stock, including shared voting power over 5,157,438 shares and shared dispositive power over 5,321,038 shares, as of February 4, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Schedules

       (1)  Consolidated Financial Statements

       None.

       (2)  Financial Statements Schedule

       None.

       (3)  Exhibit Index

       Exhibit
       Number              Item Caption
       ------              ------------

       23.1.1     Consent of Independent Auditors.(15)



---------

(15) New exhibit filed with this report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 2000.

                                     QLOGIC CORPORATION

                                     By: /s/ H.K. Desai
                                         ---------------------------------------
                                                   H. K. Desai
                                         Chairman of the Board, Chief Executive
                                         Officer, President and Director


                               POWER OF ATTORNEY

     We, the undersigned directors and officers of QLogic Corporation, do hereby constitute and appoint H. K. Desai and Thomas R. Anderson, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names, in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Amendment, including specifically, but without limitation, power and authority to sign any and all further amendments to the Report on Form 10-K and any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                       DATE
----------------------------------------  ------------------------------  ---------------------


           /s/ H.K. Desai                 Chairman of the Board, Chief        July 31, 2000
----------------------------------------  Executive Officer, President
              H. K. Desai                 and Director
                                          (Principal Executive Officer)

       /s/ Thomas R. Anderson             Vice President and Chief            July 31, 2000
----------------------------------------  Financial Officer
           Thomas R. Anderson             (Principal Accounting Officer)

        /s/ Carol L. Miltner              Director                            July 31, 2000
----------------------------------------
            Carol L. Miltner

        /s/ George D. Wells               Director                            July 31, 2000
----------------------------------------
            George D. Wells

        /s/ Larry R. Carter               Director                            July 31, 2000
----------------------------------------
            Larry R. Carter

         /s/ James R. Fiebiger            Director                            July 31, 2000
----------------------------------------
            James R. Fiebiger

                                 EXHIBIT INDEX

       Exhibit
       Number              Item Caption
       ------              ------------

       23.1.1     Consent of Independent Auditors.(15)


---------

(15) New exhibit filed with this report