Form 10-Q
period 2000-07-02
QLOGIC CORP
filed 2000-08-16
CIK 918386

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

                                YES [X]  NO [ ]

     As of July 31, 2000, the registrant had 74,769,625 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for stock splits.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QLOGIC CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets at July 2, 2000 and
          April 2, 2000...............................................    1
          Condensed Consolidated Statements of Income for the three
          months ended July 2, 2000 and June 27, 1999.................    2
          Condensed Consolidated Statements of Cash Flows for the
          three months ended July 2, 2000 and June 27, 1999...........    3
          Notes to Condensed Consolidated Financial Statements........    4
          Management's Discussion and Analysis of Financial Condition
Item 2.   and Results of Operations...................................    6
          Quantitative and Qualitative Disclosures About Market
Item 3.   Risk........................................................   17
PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              JULY 2,     APRIL 2,
                                                                2000        2000
                                                              --------    --------
Cash and cash equivalents...................................  $ 60,979    $ 64,134
Short term investments......................................    86,804      58,671
Accounts and notes receivable, less allowance for doubtful
  accounts of $1,013 and $950 as of July 2, 2000 and April
  2, 2000, respectively.....................................    23,626      21,647
Inventories.................................................    19,846      22,330
Deferred income taxes.......................................     8,156       9,211
Prepaid expenses and other current assets...................     1,260       1,356
                                                              --------    --------
          Total current assets..............................   200,671     177,349
Long term investments.......................................    43,903      39,797
Property and equipment, net.................................    47,830      45,775
Other assets................................................     4,702       4,235
                                                              --------    --------
                                                              $297,106    $267,156
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  5,673    $  5,743
Accrued compensation........................................     7,320      10,224
Income taxes payable........................................     9,067         163
Accrued warranty............................................     2,400       2,000
Deferred revenue............................................     2,523       3,023
Other accrued liabilities...................................     3,733       3,034
                                                              --------    --------
          Total current liabilities.........................    30,716      24,187
                                                              --------    --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................        --          --
  Common stock, $0.001 par value; 150,000,000 shares
     authorized; 74,683,462 and 74,292,949 shares issued and
     outstanding at July 2, 2000 and April 2, 2000,
     respectively...........................................        75          74
  Additional paid-in capital................................   147,395     145,067
  Retained earnings.........................................   118,920      97,828
                                                              --------    --------
          Total stockholders' equity........................   266,390     242,969
                                                              --------    --------
                                                              $297,106    $267,156
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JULY 2,    JUNE 27,
                                                               2000        1999
                                                              -------    --------
Net revenues................................................  $68,275    $43,186
Cost of revenues............................................   21,995     13,486
                                                              -------    -------
  Gross profit..............................................   46,280     29,700
                                                              -------    -------
Operating expenses:
  Engineering and development...............................    9,101      7,876
  Selling and marketing.....................................    5,433      3,975
  General and administrative................................    2,280      1,796
                                                              -------    -------
          Total operating expenses..........................   16,814     13,647
                                                              -------    -------
Operating income............................................   29,466     16,053
Interest income, net........................................    2,553      1,389
                                                              -------    -------
Income before income taxes..................................   32,019     17,442
Income tax provision........................................   10,927      5,930
                                                              -------    -------
Net income..................................................  $21,092    $11,512
                                                              =======    =======
Net income per share:
  Basic.....................................................  $  0.28    $  0.16
                                                              -------    -------
  Diluted...................................................  $  0.27    $  0.15
                                                              -------    -------
Number of shares used in per share calculations:
  Basic.....................................................   74,683     72,020
                                                              -------    -------
  Diluted...................................................   78,161     76,300
                                                              -------    -------

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JULY 2,     JUNE 27,
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $ 21,092    $ 11,512
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     1,621       1,081
    Increase (decrease) in allowance for doubtful
      accounts..............................................        63        (200)
    Loss on disposal of property and equipment..............        83           4
    Provision for (benefit from) deferred income taxes......     1,055        (887)
  Changes in assets and liabilities:
    Accounts and notes receivable...........................    (2,042)     (4,212)
    Inventories.............................................     2,484         285
    Prepaid expenses and other current assets...............        96      (1,385)
    Other assets............................................      (602)         25
    Accounts payable........................................       (70)       (481)
    Accrued compensation....................................    (2,904)      1,540
    Incomes taxes payable...................................     9,518       6,372
    Other accrued liabilities...............................     1,100         562
    Deferred revenue........................................      (500)        150
                                                              --------    --------
         Net cash provided by operating activities..........    30,994      14,366
                                                              --------    --------
Cash flows from investing activities:
    Additions to property and equipment.....................    (3,624)     (1,023)
    Purchases of investments................................   (57,977)    (24,122)
    Maturities of investments...............................    25,738      17,183
                                                              --------    --------
         Net cash used in investing activities..............   (35,863)     (7,962)
                                                              --------    --------
Cash flows from financing activities:
    Principal payments under capital leases.................        --        (143)
    Proceeds from issuance of stock under employee stock
      plans.................................................     1,714       1,237
                                                              --------    --------
         Net cash provided by financing activities..........     1,714       1,094
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    (3,155)      7,498
Cash and cash equivalents at beginning of period............    64,134      43,174
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 60,979    $ 50,672
                                                              ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest................................................  $     11    $      7
                                                              ========    ========
    Income taxes............................................  $     19    $     --
                                                              ========    ========
Non-cash investing and financing activities:

        During the quarter ended July 2, 2000, the Company recorded a credit to additional paid-in-capital and a debit to accrued taxes payable of $614 related to the tax benefit of exercises of stock options under the Company's stock options plans. Additionally, during the quarter ended July 2, 2000, the Company recorded an accrual of $218 in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement.

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

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) BASIS OF PRESENTATION

     In the opinion of management of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company's financial position as of July 2, 2000, the statements of income for the three months ended July 2, 2000 and June 27, 1999 and the statements of cash flows for the three months ended July 2, 2000 and June 27, 1999. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. The results of operations for the three months ended July 2, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. All references to share and per share data have been retroactively restated to give effect to the Company's stock splits.

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                                           JULY 2,    APRIL 2,
                                                            2000        2000
                                                           -------    --------
                                                             (IN THOUSANDS)
Raw materials............................................  $12,538    $16,072
Work in process..........................................    3,179      3,799
Finished goods...........................................    4,129      2,459
                                                           -------    -------
                                                           $19,846    $22,330
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

     The following table sets forth the computations of basic and diluted net income per share:

                                                           JULY 2,     JUNE 27,
                                                             2000        1999
                                                           --------    ---------
                                                           (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
Numerator:
  Net income.............................................  $21,092      $11,512
                                                           =======      =======
Denominator:
  Denominator for basic net income per share -- weighted
     average shares......................................   74,683       72,020
  Dilutive potential common shares, using treasury stock
     method..............................................    3,478        4,280
                                                           -------      -------
Denominator for diluted net income per share.............   78,161       76,300
                                                           =======      =======
Basic net income per share...............................  $  0.28      $  0.16
                                                           -------      -------
Diluted net income per share.............................  $  0.27      $  0.15
                                                           -------      -------

     Options to purchase 496,238 and 68,213 shares of common stock with exercise prices that exceed the average market price of $70.60 and $23.21 during the three months ended July 2, 2000 and June 27, 1999,

                               QLOGIC CORPORATION
respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE (4) BUSINESS COMBINATION

     On May 7, 2000, the Company entered into an agreement to merge with Ancor Communications, Inc. ("Ancor"). The merger was completed on August 1, 2000. The Company exchanged 0.5275 shares of common stock for each outstanding Ancor share. The transaction will be accounted for as a pooling-of-interests and as a tax-free exchange of shares under I.R.S. regulations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder in "Factors that May Affect Future Results" as well as those discussed elsewhere in this report. All figures are in thousands except as otherwise noted.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues.

                                                                   THREE MONTHS ENDED
                                                          ------------------------------------
                                                            JULY 2, 2000       JUNE 27, 1999
                                                          ----------------    ----------------
Net revenues............................................  $68,275    100.0%   $43,186    100.0%
Cost of revenues........................................   21,995     32.2     13,486     31.2
                                                          -------    -----    -------    -----
  Gross profit..........................................   46,280     67.8     29,700     68.8
                                                          -------    -----    -------    -----
Operating expenses:
  Engineering and development...........................    9,101     13.3      7,876     18.2
  Selling and marketing.................................    5,433      8.0      3,975      9.2
  General and administrative............................    2,280      3.3      1,796      4.2
                                                          -------    -----    -------    -----
          Total operating expenses......................   16,814     24.6     13,647     31.6
                                                          -------    -----    -------    -----
          Operating income..............................  $29,466     43.2%   $16,053     37.2%
                                                          =======    =====    =======    =====

NET REVENUES

     Our net revenues are derived primarily from the sale of SCSI and Fibre Channel based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended July 2, 2000 increased $25.1 million or 58% from the three months ended June 27,1999 to $68.3 million. The increase was the result of a $6.2 million increase in sales of SCSI products, and a $19.0 million increase in sales of Fibre Channel products, offset by a $0.1 million decrease in IDE-based royalties.

     Export revenues in the three months ended July 2, 2000 increased $16.1 million or 67% from the three months ended June 27, 1999, to approximately $40.0 million, primarily due to increased sales to customers in Japan and to a lesser extent, other Pacific Rim countries. As a percentage of net revenues, export revenues accounted for 59% in the three months ended July 2, 2000, and 55% in the three months ended June 27, 1999 due to the increased sales to customers in Japan. Export revenues are denominated in U.S. dollars. We do not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on our results of operations.

     A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition and results of operations.

GROSS PROFIT

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage for the three months ended July 2, 2000 was 67.8%, a decrease from 68.8% in the three months ended June 27,

1999. The decrease in gross profit percentage was due to an increase in costs associated with new Fibre Channel products.

     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate it will be increasingly more difficult to maintain or reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, we do not anticipate the gross profit percentage to remain constant or increase at a rate consistent with historic trends, and, it may decline in future quarters, as reflected in this quarter's decline.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related expenses, development-related material, occupancy costs, and computer support. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. We expect the dollar amount of engineering and development expenses will continue to increase in fiscal 2001.

     During the three months ended July 2, 2000, engineering and development expenses increased $1.2 million to $9.1 million from $7.9 million in the three months ended June 27, 1999. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses decreased to 13.3% in the three months ended July 2, 2000 from 18.2% the similar prior year period. The decrease as a percentage of net revenues was due to economies of scale realized from the growth in net revenues.

     Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. We believe continued investments of these types of expenses are critical to the success of our strategy of expanding relationships with our customers. As a result, we expect sales and marketing expenditures will increase in the future.

     During the three months ended July 2, 2000, selling and marketing expenses increased $1.4 million to $5.4 million from $4.0 million in the three months ended June 27, 1999. The increase in spending was largely due to increased sales commissions earned as a result of the increase in net revenues. As a percentage of net revenues, sales and marketing expenses decreased to 8.0% in the three months ended July 2, 2000 from 9.2% in the similar prior year period. The decrease was due to economies of scale realized from the growth in net revenues.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, human resources and information technology personnel. Non-personnel related expenses consist of recruiting fees, professional services and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs relating to the growth of the business.

     During the three months ended July 2, 2000, general and administrative expenses increased $0.5 million to $2.3 million from $1.8 million in the three months ended June 27, 1999. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses decreased to 3.3% in the three months ended July 2, 2000 from 4.2% in the similar prior year period. The decrease as a percentage of net revenues was due to economies of scale realized from the growth in net revenues.

NON-OPERATING INCOME

     Interest and other income, net of interest expense, was $2.6 million for the three months ended July 2, 2000 and $1.4 million for the three months ended June 27, 1999. The increase was largely due to increases in interest income related to increases in cash equivalents and investment balances.

INCOME TAX PROVISION

     The Company's effective tax rates remained relatively constant at approximately 34% for the three months ended July 2, 2000, and June 27, 1999.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 138"). Although we continue to review the effect of the implementation of SFAS 133 and SFAS 138, we do not currently believe their adoption will have a material adverse impact on our consolidated financial position or overall trends in results of operations, and do not believe adoption will result in significant changes to our financial risk management practices.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We are required to follow the guidance in the SAB, as amended, no later than fiscal year 2001, including the retroactive restatement of any affected quarters in 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, SAB 101 may have on our consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a adverse material effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our combined balances of cash and cash equivalents, short-term and long-term investments have increased to $191.7 million at July 2, 2000 and were $162.6 million at April 2, 2000. The increase was primarily attributable to positive cash flow from operations, primarily net income growth, during the three months ended July 2, 2000.

     Our primary source of liquidity is derived from working capital and a $7.5 million unsecured line of credit with Silicon Valley Bank. Working capital increased $16.8 million to $170.0 million at July 2, 2000. The increase in working capital in the quarter ended July 2, 2000 was largely attributable to cash flow from operations. The $7.5 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank's prime rate. The credit facility expires on July 6, 2001, and, although there can be no assurance, we currently expect to renew this line of credit. There are no borrowings under this credit facility at July 2, 2000.

     Our cash flow provided by operations was $31.0 million in the three months ended July 2, 2000, and $14.4 million in the three months ended June 27, 1999. The growth in cash provided by operations was primarily due to increases in profitability. Additionally, in the three months ended July 2, 2000, cash flow from operations was improved by increases in income taxes payable and a reduction in inventories and was partially offset by increases in accounts and notes receivable and other assets, and a decrease in accrued compensation.

     Our cash flow used in investing activities was $35.9 million in the three months ended July 2, 2000 compared to $8.0 million in the three months ended June 27, 1999. The increase in cash used in investing activities for the three months ended July 2, 2000, was primarily due to increases in purchases of short and long-term investments, net of maturing investments. Additionally, capital expenditures were $3.6 million in the three months ended July 2, 2000 and $1.0 million in the three months ended June 27, 1999. The increase was due to additional building improvements associated with our corporate facility relocation.

     Our cash flow provided by financing activities was $1.7 million in the three months ended July 2, 2000 compared to $1.1 million in the three months ended June 27, 1999. The increase in cash provided by financing activities in the three months ended July 2, 2000 was primarily due to increases in proceeds from issuance of stock under employee stock plans.

     We believe that existing cash and cash equivalent balances, short term investments, facilities and equipment leases, and cash flows from operating activities will provide us with sufficient funds to finance our operations for at least the next 12 months.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words "shall," "should," "forecast," "all of," "projected," "believes," "anticipates" "expects," and similar expressions are intended to identify forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report.

ALTHOUGH WE EXPECT OUR MERGER WITH ANCOR WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT BE REALIZED AND OUR STOCK PRICE MAY DECLINE AS A RESULT.

     On August 1, 2000 we completed a merger with Ancor Communications, Inc. Achieving the benefits of the merger will depend in part on our ability to integrate the technology, operations and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of customers or key employees. Integrating QLogic and Ancor will be a complex, time consuming and expensive process and may disrupt QLogic's and Ancor's business if not completed in a timely and efficient manner.

     Integrating two companies like QLogic and Ancor involves a number of risks, including:

     - diverting management's attention from ongoing operations;

     - difficulties and expenses in combining the operations, technology and systems of the two companies;

     - difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

     - difficulties in creating and maintaining uniform standards, controls, procedures and policies;

     - different geographic locations of the principal operations of QLogic and Ancor;

     - challenges in attracting new customers;

     - difficulties in demonstrating to existing customers that the merger will not result in adverse changes to product quality, lead time for product deliveries or customer service standards; and

     - potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the two businesses.

     We may not be able to successfully integrate the businesses of Ancor or realize any of the anticipated benefits of the merger. A failure to do so could have a material adverse effect on our business, financial conditions and operating results.

COMPETITORS OF QLOGIC AND ANCOR MAY INCREASE THEIR COMPETITIVE PRESSURES ON THE INTEGRATED BUSINESSES, OR MAKE ANNOUNCEMENTS CHALLENGING THE EXPECTED BENEFITS OF THE MERGER, CAUSING OUR STOCK PRICE TO DECLINE.

     As integrated businesses, QLogic and Ancor will face the combined competitive pressure from existing competitors of both companies. Some of these competitors may see the integrated businesses as a new threat and exert greater competitive pressures than either company currently faces. Some competitors may join together, through agreements or acquisitions, to face the challenge or perceived challenge that the merger presents. If we are not able to adequately respond to this increased competition, the companies' integrated businesses, financial conditions and operating results would be adversely affected.

     In addition, competitors may make public announcements that challenge or question our expectation that the merger will result in benefits. Such announcements could cause our stock price to decline. In addition, if such announcements require a response from us, such announcements could disrupt and delay our attempts to integrate the two companies, which could have a material adverse effect on our business, financial condition and operating results.

EVENTS COULD OCCUR THAT COULD CAUSE THE MERGER WITH ANCOR TO FAIL TO QUALIFY FOR POOLING-OF-INTERESTS ACCOUNTING TREATMENT, WHICH COULD HARM OUR FUTURE OPERATING RESULTS.

     We intend to account for our merger with Ancor as a pooling-of-interests business combination. It was a condition to completion of the merger that we be advised by our independent accountants that they concur with our conclusion that the transaction contemplated by the merger agreement can properly be accounted for as a pooling-of-interests business combination. Under the pooling-of-interests method of accounting, each of QLogic's and Ancor's historical recorded assets and liabilities will be carried forward to QLogic at their recorded amounts. In addition, the operating results of QLogic will include QLogic's and Ancor's operating results for the entire fiscal year in which the merger is completed and QLogic's and Ancor's historical reported operating results for prior periods will be combined and restated as the operating results of QLogic.

     However, events could occur that could cause the merger to no longer qualify for pooling-of-interests accounting treatment, in which case the purchase method of accounting would apply. Under that method, we would record the estimated fair value of QLogic common stock, stock options and warrants issued in the merger as the cost of acquiring the business of Ancor. That cost would be allocated to the net assets acquired, with the excess of the estimated fair value of QLogic common stock, stock options and warrants over the fair value of net assets acquired recorded as goodwill or other intangible assets. To the extent goodwill and other intangibles are recorded on our financial statements, we would be required to take a noncash charge to earnings for a number of years until the full values of the goodwill and other intangibles have been fully amortized. The estimated fair value of QLogic common stock, stock options and warrants issued in the merger was much greater than the historical net book value at which Ancor carries its assets in its accounts. Therefore, purchase accounting treatment would reduce the reported income and earnings per share of the combined company for several years into the future as compared to pooling-of-interests accounting treatment.

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

     Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products and our competitors' products. Although we do not maintain our own wafer manufacturing facility, large portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses would exacerbate the effect on net income of such shortfall in net revenues. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely effected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

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

     Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Because of short product life cycles and even shorter design cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. A design win usually ensures a customer will purchase the product until a higher performance standard is available or a competitor can demonstrate a significant price/performance advantage. Most of our products compete with products available from several companies, many of which have substantially greater research and development, long-term guaranteed supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than those of ours. Because of the complexity of our products, we have experienced delays from time to time in completing products on a timely basis. If we are unable to design, develop and introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

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

     We use multiple sources of supply for some of our products which may require customers to perform separate product qualifications. We have not developed alternate sources of supply for all of our products and our newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely effected. The requirement that a customer perform separate product qualifications, or a customer's inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors.

     Our ability to obtain satisfactory wafer and other supplies is subject to a number of other risks. These risks include the possibility that our suppliers may be subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of this kind of injunction could impede a supplier's ability to provide wafers, components or packaging services to us. In addition, our flexibility to move production of any particular product from one foundry to another is limited because such a move can require significant re-engineering, which may take several quarters. These efforts also divert engineering resources that could otherwise be dedicated to new product development, which would adversely affect new product development schedules. Therefore, our production could be constrained even though capacity is available at one or more foundries. In addition, we could encounter supply shortages if sales grow substantially. We use domestic and offshore subcontractors for die assembly of our semiconductor products purchased in wafer form, and for assembly of our host adapter board products. Our reliance on independent subcontractors to provide these services involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. We are also subject to the risks of shortages and increases in the cost of raw materials used in the manufacture or assembly of our products. In addition, we may receive orders for large volumes of products to be shipped within short periods, and we may not have sufficient testing capacity to fill these orders. Constraints or delays in the supply of our products, whether because of capacity constraints, unexpected disruptions at our foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers.

WE MAY NEED TO ENGAGE IN FINANCIALLY RISKY TRANSACTIONS TO GUARANTEE WE HAVE PRODUCTION CAPACITY WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING AND RESULT IN DILUTION TO OUR STOCKHOLDERS.

     The semiconductor industry and we have, in the past, experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, especially wafers manufactured using advanced process technologies, we may consider various possible transactions, including the use of "take or pay" contracts that commit us to purchase specified quantities of wafers over extended periods or the equity investments in, or advances to, wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these transactions would involve financial risk to us and could require us to commit a substantial amount of our funds or provide technology licenses in return for guaranteed production capacity. The need to commit our own funds may require us to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. This kind of additional financing, if necessary, may not be available on terms acceptable to us.

WE RELY ON THE HIGH PERFORMANCE COMPUTER AND COMPUTER PERIPHERAL MARKETS AND ANY UNPREDICTABLE FLUCTUATIONS OR REDUCTIONS IN DEMAND FOR PRODUCTS IN THESE MARKETS MAY ADVERSELY EFFECT OUR RESULTS OF OPERATIONS.

     A significant portion of our host adapter board products and hard disk drive controller products are ultimately used in high-performance file servers, workstations and other office automation products. Our growth has been supported by increasing demand for sophisticated I/O solutions which support database systems, servers, workstations, Internet/ Intranet applications, multimedia and telecommunications. If the demand for these systems slows, our business could be adversely affected.

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

     Further, we may never enjoy the perceived benefits of an acquisition. We may not be effective in identifying and completing attractive acquisitions or managing future growth. Future acquisitions by us could dilute stockholders, and cause us to incur debt and contingent liabilities and amortization expense related to goodwill and other intangible assets, all of which could materially adversely affect our business. With respect to accounting for future business combinations, the Financial Accounting Standards Board, or FASB, has announced it may abolish pooling-of-interests accounting treatment. The standard, as currently proposed, would affect transactions after January 1, 2001. If the FASB does eliminate pooling-of-interests accounting treatment, we may not be able to complete a business combination without incurring goodwill or other intangible assets, which would reduce our future reported earnings.

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

     - political and economic instability; and

     - general trade restrictions.

     A significant number of our customers and suppliers are located in Japan. Historically, the Asian markets have suffered property price deflation. This asset deflation has taken place especially in countries that have had a collapse in both their currency and stock markets. These deflationary pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region. Our export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

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

OUR CHARTER DOCUMENT AND SHAREHOLDER RIGHTS PLAN MAY DISCOURAGE COMPANIES FROM ACQUIRING US AND OFFERING OUR STOCKHOLDERS A PREMIUM FOR THEIR STOCK.

     Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock, to determine the price, powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed on any unissued series of the preferred stock, and to fix the number of shares constituting any such series and the designation of such series, without any vote or future action by the stockholders. Pursuant to this authority, in June 1996 the board of directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-hundredths of a share of preferred stock for each outstanding share of our common stock. After adjustment for each of the three two-for-one stock splits effected by us to date, our common stock now carries one-eighth of the preferred stock purchase right per share. The shareholder rights plan, the undesignated preferred stock and certain provisions of the Delaware law may have the effect of delaying, deferring or preventing a change in control of us, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     At July 2, 2000, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $191.7 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 2, 2000, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT NO.                            ITEM CAPTION
    -----------                            ------------
       2.1         Distribution Agreement dated as of January 24, 1994 among
                   Emulex Corporation, a Delaware corporation, Emulex
                   Corporation, a California Corporation and QLogic Corpo-
                   ration.(1)
       2.2         Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
                   Communications, Incorporated.(14)
       2.3         Stock Option Agreement dated as of May 8, 2000 by and among
                   QLogic Corporation and Ancor Communications,
                   Incorporated.(14)
       2.4         Form of Voting Agreement dated as of May 8, 2000 by and
                   among QLogic Corporation and various Ancor Communications,
                   Incorporated directors and executive officers.(12)
       3.1         Certificate of Incorporation of Emulex Micro Devices
                   Corporation, dated November 13, 1992.(1)
       3.2         EMD Incorporation Agreement, dated as of January 1, 1993.(1)
       3.3         Certificate of Amendment of Certificate of Incorporation,
                   dated May 26, 1993.(1)
       3.4         By-Laws of QLogic Corporation.(1)
       3.5         Amendments to By-Laws of QLogic Corporation.(4)
       3.6         Certificate of Amendment of Certificate of Incorporation,
                   dated May 26, 1993. (Incorporated by reference to an exhibit to QLogic Corporation's Registration Statement on Form 10
                   filed January 28, 1994.)
       3.7         Certificate of Amendment of Certificate of Incorporation,
                   dated February 15, 1999.(9)
       3.8         Certificate of Amendment of Certificate of Incorporation,
                   dated January 5, 2000.(11)
       4.1         Rights Agreement, dated as of June 4, 1996 between QLogic
                   Corporation and Harris Trust Company of California, which
                   includes as Exhibit B thereto the form of Rights Certifi-
                   cate.(5)
       4.2         Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
                   California.(6)
       4.3         Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation's and Harris Trust Company of
                   California.(13)
      10.1         Form of QLogic Corporation Non-Employee Director Stock
                   Option Plan.*(1)
      10.1.1       Form of QLogic Corporation Non-Employee Director Stock
                   Option Plan, as amended.*(9)
      10.2         Form of QLogic Corporation Stocks Awards Plan.*(1)
      10.2.1       Form of QLogic Corporation Stocks Awards Plan, as
                   amended.*(9)
      10.3         Form of Tax Sharing Agreement among Emulex Corporation, a
                   Delaware corporation, Emulex Corporation, a California
                   corporation, and Qlogic Corporation.(1)
      10.4         Administrative Services Agreement, dated as of February 21,
                   1993, among Emulex Corporation, a California corporation,
                   Emulex Corporation, a Delaware corporation and QLogic
                   Corporation.(1)
      10.5         Employee Benefits Allocation Agreement, dated as of January
                   24, 1994, among Emulex Corporation, a Delaware corporation,
                   Emulex Corporation, a California corporation, and QLogic
                   Corporation.(1)

    EXHIBIT NO.                            ITEM CAPTION
    -----------                            ------------
      10.6         Form of Assignment, Assumption and Consent Re: Lease among
                   Emulex Corporation, a California corporation, QLogic
                   Corporation and C.J. Segerstrom & Sons, a general
                   partnership.(1)
      10.7         Intellectual Property Assignment and Licensing Agreement,
                   dated as of January 24, 1994, between Emulex Corporation, a
                   California Corporation, and QLogic Corporation.(1)
      10.8         Form of QLogic Corporation Savings Plan.*(1)
      10.9         Form of QLogic Corporation Savings Plan Trust.*(1)
      10.10        Loan and Security Agreement with Silicon Valley Bank.(7)
      10.11        Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
      10.12        Supplement to Tax Sharing Agreement, dated June 2, 1995,
                   between QLogic Corporation and Emulex Corporation.(3)
      10.13        Industrial Lease Agreement between the Registrant, as
                   lessee, and AEW/Parker South, LLC, as lessor.(8)
      10.14        Press release related to February 22, 1999 stock split.(8)
      10.15        Form QLogic Corporation 1998 Employee Stock Purchase
                   Plan.(9)
      10.16        Loan and Security Agreement with Silicon Valley Bank.
      10.17        Press release related to July 30, 1999 stock split.(10)
      10.18        Press release related to February 7, 2000 stock split.(15)
      21.1         Subsidiaries of the Registrant.(10)
      27           Financial Data Schedule

(b) REPORTS ON FORM 8-K

     (1) The Registrant filed Form 8-K on May 11, 2000, with respect to the merger with Ancor Communications, Inc. reported under Item 5.
---------------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed January 28, 1994, and incorporated herein by reference.

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

(15) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 2000, and incorporated herein by reference.

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               QLOGIC CORPORATION

Date: August 16, 2000                                       By: /s/ H.K. DESAI
                                               -----------------------------------------
                                               H.K. Desai
                                               Chairman, Chief Executive Officer and
                                               President

                                                        By: /s/ THOMAS R. ANDERSON
                                               -----------------------------------------
                                               Thomas R. Anderson
                                               Vice President and Chief Financial Officer
                                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                            ITEM CAPTION
-----------                            ------------
   2.1         Distribution Agreement dated as of January 24, 1994 among
               Emulex Corporation, a Delaware corporation, Emulex
               Corporation, a California Corporation and QLogic
               Corporation.(1)
   2.2         Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
               Communications, Incorporated.(14)
   2.3         Stock Option Agreement dated as of May 8, 2000 by and among
               QLogic Corporation and Ancor Communications,
               Incorporated.(14)
   2.4         Form of Voting Agreement dated as of May 8, 2000 by and
               among QLogic Corporation and various Ancor Communications,
               Incorporated directors and executive officers.(12)
   3.1         Certificate of Incorporation of Emulex Micro Devices
               Corporation, dated November 13, 1992.(1)
   3.2         EMD Incorporation Agreement, dated as of January 1, 1993.(1)
   3.3         Certificate of Amendment of Certificate of Incorporation,
               dated May 26, 1993.(1)
   3.4         By-Laws of QLogic Corporation.(1)
   3.5         Amendments to By-Laws of QLogic Corporation.(4)
   3.6         Certificate of Amendment of Certificate of Incorporation,
               dated May 26, 1993. (Incorporated by reference to an exhibit to QLogic Corporation's Registration Statement on Form 10
               filed January 28, 1994.)
   3.7         Certificate of Amendment of Certificate of Incorporation,
               dated February 15, 1999.(9)
   3.8         Certificate of Amendment of Certificate of Incorporation,
               dated January 5, 2000.(11)
   4.1         Rights Agreement, dated as of June 4, 1996 between QLogic
               Corporation and Harris Trust Company of California, which
               includes as Exhibit B thereto the form of Rights
               Certificate.(5)
   4.2         Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
               California.(6)
   4.3         Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation's and Harris Trust Company of
               California.(13)
  10.1         Form of QLogic Corporation Non-Employee Director Stock
               Option Plan.*(1)
  10.1.1       Form of QLogic Corporation Non-Employee Director Stock
               Option Plan, as amended.*(9)
  10.2         Form of QLogic Corporation Stocks Awards Plan.*(1)
  10.2.1       Form of QLogic Corporation Stocks Awards Plan, as
               amended.*(9)
  10.3         Form of Tax Sharing Agreement among Emulex Corporation, a
               Delaware corporation, Emulex Corporation, a California
               corporation, and Qlogic Corporation.(1)
  10.4         Administrative Services Agreement, dated as of February 21,
               1993, among Emulex Corporation, a California corporation,
               Emulex Corporation, a Delaware corporation and QLogic
               Corporation.(1)
  10.5         Employee Benefits Allocation Agreement, dated as of January
               24, 1994, among Emulex Corporation, a Delaware corporation,
               Emulex Corporation, a California corporation, and QLogic
               Corporation.(1)
  10.6         Form of Assignment, Assumption and Consent Re: Lease among
               Emulex Corporation, a California corporation, QLogic
               Corporation and C.J. Segerstrom & Sons, a general partner-
               ship.(1)
  10.7         Intellectual Property Assignment and Licensing Agreement,
               dated as of January 24, 1994, between Emulex Corporation, a
               California Corporation, and QLogic Corporation.(1)
  10.8         Form of QLogic Corporation Savings Plan.*(1)

EXHIBIT NO.                            ITEM CAPTION
-----------                            ------------
  10.9         Form of QLogic Corporation Savings Plan Trust.*(1)
  10.10        Loan and Security Agreement with Silicon Valley Bank.(7)
  10.11        Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
  10.12        Supplement to Tax Sharing Agreement, dated June 2, 1995,
               between QLogic Corporation and Emulex Corporation.(3)
  10.13        Industrial Lease Agreement between the Registrant, as
               lessee, and AEW/Parker South, LLC, as lessor.(8)
  10.14        Press release related to February 22, 1999 stock split.(8)
  10.15        Form QLogic Corporation 1998 Employee Stock Purchase
               Plan.(9)
  10.16        Loan and Security Agreement with Silicon Valley Bank.
  10.17        Press release related to July 30, 1999 stock split.(10)
  10.18        Press release related to February 7, 2000 stock split.(15)
  21.1         Subsidiaries of the Registrant.(10)
  27           Financial Data Schedule

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

(15) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 2000, and incorporated herein by reference.

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.