Form 10-Q
period 2000-10-01
QLOGIC CORP
filed 2000-11-15
CIK 918386

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-23298

                            ------------------------

                               QLOGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0537669
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

          26600 LAGUNA HILLS DRIVE                                 92656
           ALISO VIEJO, CALIFORNIA                              (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (949) 389-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2000, the registrant had 91,536,844 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for stock splits.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QLOGIC CORPORATION

                                     INDEX

                                                                      PAGE
                                                                      ----
                      PART I. FINANCIAL INFORMATION
Item    Financial Statements
  1.
        Condensed Consolidated Balance Sheets at October 1, 2000 and
        April 2, 2000...............................................    1
        Condensed Consolidated Statements of Income for the three
        months and six months ended October 1, 2000 and September
        26, 1999....................................................    2
        Condensed Consolidated Statements of Cash Flows for the six
        months ended October 1, 2000 and September 26, 1999.........    3
        Notes to Condensed Consolidated Financial Statements........    4
Item    Management's Discussion and Analysis of Financial Condition
  2.    and Results of Operations...................................    7
Item    Quantitative and Qualitative Disclosures About Market
  3.    Risk........................................................   20

                        PART II. OTHER INFORMATION
Item    Submission of Matters to a Vote of Security Holders.........   21
  4.
Item    Exhibits and Reports on Form 8-K............................   21
  6.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                OCTOBER 1,   APRIL 2,
                                                                   2000      2000(1)
                                                                ----------   --------
Cash and cash equivalents...................................     $ 99,518    $ 86,889
Short term investments......................................      195,627     117,762
Accounts and notes receivable, less allowance for doubtful
  accounts of $1,072 and $1,015 of October 1, 2000 and April
  2, 2000, respectively.....................................       38,295      27,489
Inventories.................................................       22,821      25,092
Deferred income taxes.......................................       20,933      28,726
Prepaid expenses and other current assets...................        1,457       1,716
                                                                 --------    --------
          Total current assets..............................      378,651     287,674
Long term investments.......................................           --      39,797
Property and equipment, net.................................       54,508      50,533
Other assets................................................       23,685      18,226
                                                                 --------    --------
                                                                 $456,844    $396,230
                                                                 ========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................     $ 14,252    $  7,958
Accrued compensation........................................       12,083      11,091
Income taxes payable........................................        5,764         207
Accrued warranty............................................        2,618       2,172
Deferred revenue............................................        4,446       5,245
Other accrued liabilities...................................        3,359       3,874
                                                                 --------    --------
          Total current liabilities.........................       42,522      30,547
Long term liabilities.......................................        4,105       5,097
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................           --          --
  Common stock, $0.001 par value; 500,000,000 shares
     authorized; 90,859,377 and 89,678,789 shares issued and
     outstanding at October 1, 2000 and April 2, 2000,
     respectively...........................................           91          90
  Additional paid-in capital................................      324,778     293,992
  Accumulated other comprehensive income (loss).............          284        (242)
  Retained earnings.........................................       85,064      66,746
                                                                 --------    --------
          Total stockholders' equity........................      410,217     360,586
                                                                 --------    --------
                                                                 $456,844    $396,230
                                                                 ========    ========

---------------
(1) The condensed consolidated balance sheet as of April 2, 2000 has been restated to give retroactive effect to the August 1, 2000 merger accounted for using the pooling-of-interests method.
     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                              ---------------------------    ---------------------------
                                              OCTOBER 1,    SEPTEMBER 26,    OCTOBER 1,    SEPTEMBER 26,
                                                 2000           1999            2000           1999
                                              ----------    -------------    ----------    -------------
Gross revenues..............................   $87,620         $51,091        $165,022        $95,797
Sales discounts.............................     1,649              --           2,278             --
                                               -------         -------        --------        -------
Net revenues................................    85,971          51,091         162,744         95,797
Cost of revenues............................    30,464          15,863          57,052         30,013
                                               -------         -------        --------        -------
     Gross profit...........................    55,507          35,228         105,692         65,784
                                               -------         -------        --------        -------
Operating expenses:
  Engineering and development...............    13,765          10,044          26,323         19,246
  Selling and marketing.....................     8,699           5,566          17,044         10,673
  General and administrative................     3,208           2,782           6,641          5,198
  Merger related expenses...................    22,947              --          22,947             --
                                               -------         -------        --------        -------
          Total operating expenses..........    48,619          18,392          72,955         35,117
                                               -------         -------        --------        -------
Operating income............................     6,888          16,836          32,737         30,667
Interest income, net........................     4,508           1,791           8,330          3,241
                                               -------         -------        --------        -------
Income before income taxes..................    11,396          18,627          41,067         33,908
Income tax provision........................    12,702           6,302          22,749         11,471
                                               -------         -------        --------        -------
Net income (loss)...........................    (1,306)         12,325          18,318         22,437
Accretion on convertible preferred stock....        --              (4)             --            (12)
                                               -------         -------        --------        -------
Net income (loss) attributable to common
  stockholders..............................   $(1,306)        $12,321        $ 18,318        $22,425
                                               =======         =======        ========        =======
Net income (loss) per share:
  Basic.....................................   $ (0.01)        $  0.14        $   0.20        $  0.26
                                               -------         -------        --------        -------
  Diluted...................................   $ (0.01)        $  0.14        $   0.19        $  0.25
                                               -------         -------        --------        -------
Number of shares used in per share
  calculations:
  Basic.....................................    90,493          85,483          90,219         85,082
                                               -------         -------        --------        -------
  Diluted...................................    90,493          91,130          94,788         90,450
                                               -------         -------        --------        -------

---------------
(1) The condensed consolidated statements of income have been restated to give retroactive effect to the August 1, 2000 merger accounted for using the pooling-of-interests method.

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                              OCTOBER 1,    SEPTEMBER 26,
                                                                 2000           1999
                                                              ----------    -------------
Cash flows from operating activities:
  Net income................................................  $  18,318       $ 22,437
  Adjustments to reconcile net income to net cash provided
    by Operating activities:
    Depreciation and amortization...........................      5,433          3,053
    Write-off of acquired in process technology.............         --            871
    Non-cash sales discount.................................      2,278             --
    Increase (decrease) in allowance for doubtful
     accounts...............................................         58         (1,498)
    Loss on disposal of property and equipment..............        104              4
    Provision for (benefit from) deferred income taxes......      2,078         (1,425)
    Tax benefit from issuance of stock under employee stock
     plans..................................................     14,274          8,594
  Changes in assets and liabilities:
    Accounts and notes receivable...........................    (10,864)        (4,569)
    Inventories.............................................      2,271         (3,191)
    Prepaid expenses and other current assets...............        259         (2,224)
    Other assets............................................       (173)           (15)
    Accounts payable........................................      6,294          1,056
    Accrued compensation....................................        992            727
    Income taxes payable....................................      5,556           (325)
    Other accrued liabilities...............................        (57)          (268)
    Deferred revenue........................................     (1,785)         2,992
                                                              ---------       --------
        Net cash provided by operating activities...........     45,486         26,219
                                                              ---------       --------
Cash flows from investing activities:
  Additions to property and equipment.......................     (9,083)        (5,027)
  Purchases of investments..................................   (111,011)       (70,453)
  Acquisition of businesses, net of cash acquired...........         --         (1,321)
  Maturities of investments.................................     73,468         41,342
  Other, net................................................         --            (94)
                                                              ---------       --------
        Net cash used in investing activities...............    (46,626)       (35,553)
                                                              ---------       --------
Cash flows from financing activities:
  Principal payments under short-term debt..................        (12)          (142)
  Proceeds from issuance of stock under employee stock
    plans...................................................     13,787          6,711
  Principal payments on long-term debt......................         (6)           (80)
                                                              ---------       --------
        Net cash provided by financing activities...........     13,769          6,489
                                                              ---------       --------
Net increase (decrease) in cash and cash equivalents........     12,629         (2,845)
Cash and cash equivalents at beginning of period............     86,889         49,632
                                                              ---------       --------
Cash and cash equivalents at end of period..................  $  99,518       $ 46,787
                                                              =========       ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................  $      12       $     12
                                                              =========       ========
  Income taxes..............................................  $     290       $  3,825
                                                              =========       ========

Non-cash investing and financing activities:

    During the six months ended October 1, 2000 and September 26, 1999, the Company recorded an accrual of $530 and $365, respectively, in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement.
---------------
(1) The condensed consolidated statements of cash flows have been restated to give retroactive effect to the August 1, 2000 merger accounted for using the pooling-of-interests method.

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) BASIS OF PRESENTATION

     In the opinion of management of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company's financial position as of October 1, 2000, the statements of income for the three months and the six months ended October 1, 2000 and September 26, 1999 and the statements of cash flows for the six months ended October 1, 2000 and September 26, 1999. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. The results of operations for the three months and six months ended October 1, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. All references to share and per share data have been retroactively restated to give effect to the Company's stock splits. The unaudited condensed consolidated financial statements have also been retroactively restated to give effect to the Ancor Communications, Incorporated merger consummated on August 1, 2000. This merger was accounted for using the pooling-of-interests method.

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                                                          OCTOBER 1,    APRIL 2,
                                                             2000         2000
                                                          ----------    --------
                                                              (IN THOUSANDS)
Raw materials...........................................   $15,978      $17,797
Work in process.........................................     3,013        4,796
Finished goods..........................................     3,830        2,499
                                                           -------      -------
                                                           $22,821      $25,092
                                                           =======      =======

NOTE (3) NET INCOME (LOSS) PER SHARE

     The Company computed basic net income (loss) per share based on the weighted average number of common shares outstanding during the period presented. Diluted net income (loss) per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares.

                               QLOGIC CORPORATION

     The following table sets forth the computations of basic and diluted net income (loss) per share:

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                              ---------------------------    ---------------------------
                                              OCTOBER 1,    SEPTEMBER 26,    OCTOBER 1,    SEPTEMBER 26,
                                                 2000           1999            2000           1999
                                              ----------    -------------    ----------    -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss) attributable to common
     stockholders...........................   $(1,306)        $12,321        $18,318         $22,425
                                               =======         =======        =======         =======
Denominator:
  Denominator for basic net income (loss)
     per share -- weighted average shares...    90,493          85,483         90,219          85,082
  Dilutive potential common shares, using
     treasury stock method..................        --           5,647          4,569           5,368
                                               -------         -------        -------         -------
Denominator for diluted net income (loss)
  per share.................................    90,493          91,130         94,788          90,450
                                               =======         =======        =======         =======
Basic net income (loss) per share
  attributable to common stockholders.......   $ (0.01)        $  0.14        $  0.20         $  0.26
                                               -------         -------        -------         -------
Diluted net income (loss) per share
  attributable to common stockholders.......   $ (0.01)        $  0.14        $  0.19         $  0.25
                                               -------         -------        -------         -------

     All 4,750,724 outstanding options to purchase shares of common stock during the three months ended October 1, 2000, were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. There were no anti-dilutive options outstanding for the three months ended September 26, 1999.

     Options to purchase 579,192 and 7,220 shares of common stock with exercise prices that exceed the average market price of $79.78 and $31.37 during the six months ended October 1, 2000 and September 26, 1999, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE (4) OTHER COMPREHENSIVE INCOME (LOSS)

     In the second fiscal quarter ended October 1, 2000, the Company changed its classification of certain investment securities from "held to maturity" to "available for sale" according to the definitions of Financial Accounting Standards No. 115 (SFAS No. 115). According to Financial Accounting Standards No. 130 (SFAS No. 130), unrealized gains and losses from available for sale securities require disclosure as a component of other comprehensive income
(loss). SFAS No. 130 separates comprehensive income into two components: net income (loss) and other comprehensive income (loss). Other comprehensive income
(loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders' equity, but are excluded from net income (loss). While SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss), SFAS 130 has no impact on the Company's net loss or total stockholders' equity. The Company's other comprehensive income (loss) is comprised solely of unrealized gains and losses

                               QLOGIC CORPORATION
on marketable securities categorized as "available for sale" under SFAS 115. The components of total comprehensive loss for the three and six-month periods ended October 1, 2000 were as follows:

                                                      THREE MONTHS    SIX MONTHS
                                                         ENDED          ENDED
                                                       OCTOBER 1,     OCTOBER 1,
                                                          2000           2000
                                                      ------------    ----------
                                                            (IN THOUSANDS)
Net income (loss)...................................    $(1,306)       $18,318
Other comprehensive income:
  Unrealized gain on available for sale investments,
     net............................................        496            525
                                                        -------        -------
          Total comprehensive income (loss).........    $  (810)       $18,843
                                                        =======        =======

NOTE (5) BUSINESS COMBINATION

     On August 1, 2000, the Company completed the merger with Ancor Communications, Incorporated ("Ancor"). Ancor is a leading provider of Fibre Channel switches. In connection with the merger, the Company issued 15,535,835 shares of its common stock in exchange for all shares of Ancor's common stock and reserved 1,724,036 shares of its common stock for issuance upon exercise of outstanding Ancor employee stock options and other rights assumed by the Company. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of Ancor as if it had combined with the Company since Ancor's inception. Included in net revenues for the three and six months ended September 26, 1999 were net revenues of $3.6 and $5.1 million, respectively. Included in restated net income for the three and six months ended September 26, 1999 were net losses from Ancor of approximately $2.2 million and $3.8 million, respectively. Restated diluted net income per share for the three and six months ended September 26, 1999 included losses of $0.02 and $0.04 per share, respectively, from Ancor. Included in net revenues for the three and six months ended October 1, 2000 were net revenues of $0.9 and $9.4 million, respectively, from Ancor incurred prior to the closing of the acquisition on August 1, 2000. Included in net income for the three and six months ended October 1, 2000 were net losses of $1.5 million and $3.8 million, respectively, from Ancor incurred prior to August 1, 2000. There were no transactions between the Company and Ancor prior to the consummation of the merger.

     In connection with the merger with Ancor, the Company recorded approximately $22.9 million in charges in the three and six months ended October 1, 2000 for direct and other merger-related costs including fees of investment bankers, attorneys, accountants and other direct and incremental charges.

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

  Results of Operations

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of our net revenues. We have retroactively restated the historical information presented below to give effect to the Ancor Communications, Inc. merger accounted for as a pooling-of-interests.

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                        --------------------------------------    ----------------------------------------
                                        OCTOBER 1, 2000     SEPTEMBER 26, 1999     OCTOBER 1, 2000     SEPTEMBER 26, 1999
                                        ----------------    ------------------    -----------------    -------------------
                                                                          (IN THOUSANDS)
Net revenues..........................  $85,971    100.0%   $51,091     100.0%    $162,744    100.0%   $95,797      100.0%
Cost of revenues......................   30,464     35.4     15,863      31.0       57,052     35.1     30,013       31.3
                                        -------    -----    -------     -----     --------    -----    -------     ------
    Gross profit......................   55,507     64.6     35,228      69.0      105,692     64.9     65,784       68.7
                                        -------    -----    -------     -----     --------    -----    -------     ------
Operating expenses:
  Engineering and development.........   13,765     16.0     10,044      19.7       26,323     16.2     19,246       20.1
  Selling and marketing...............    8,699     10.1      5,566      10.9       17,044     10.4     10,673       11.2
  General and administrative..........    3,208      3.8      2,782       5.4        6,641      4.1      5,198        5.4
  Merger related expenses.............   22,947     26.7         --        --       22,947     14.1         --         --
                                        -------    -----    -------     -----     --------    -----    -------     ------
        Total operating expenses......   48,619     56.6     18,392      36.0       72,955     44.8     35,117       36.7
                                        -------    -----    -------     -----     --------    -----    -------     ------
        Operating income..............  $ 6,888      8.0%   $16,836      33.0%    $ 32,737     20.1%   $30,667       32.0%
                                        =======    =====    =======     =====     ========    =====    =======     ======

  Net Revenues

     Our net revenues are derived primarily from the sale of SCSI and Fibre Channel based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended October 1, 2000 increased $34.9 million or 68% from the three months ended September 26, 1999 to $86.0 million. The increase was the result of a $29.1 million increase in sales of Fibre Channel product and a $7.9 million increase in sales of SCSI products, offset by a $2.1 million decrease in IDE-based royalties.

     Net revenues for the six months ended October 1, 2000 increased $66.9 million or 70% from the six months ended September 26, 1999 to $162.7 million. The increase was the result of a $55.1 million increase in sales of Fibre Channel product and a $14.1 million increase in sales of SCSI products, offset by a $2.3 million decrease in IDE-based royalties.

     Export revenues (primarily to the Pacific Rim countries) in the three months ended October 1, 2000 increased $19.4 million or 78% from the three months ended September 26, 1999, to approximately $44.4 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. As a percentage of net revenues, export revenues accounted for 52% in the three months ended October 1, 2000, and 49% in the three months ended September 26, 1999.

     Export revenues in the six months ended October 1, 2000 increased $35.9 million or 73% from the six months ended September 26, 1999, to approximately $85.1 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. As a percentage of net revenues, export revenues accounted for 52% in the six months ended October 1, 2000, and 51% in the six months ended September 26, 1999. Export revenues are denominated in U.S. dollars. We do not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of the Company's operations.

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

  Gross Profit

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in the three months ended October 1, 2000 was 64.6%, a decrease from 69.0% in the three months ended September 26, 1999. The decrease in gross profit percentage was due primarily to a reduction in IDE-based royalties, as well as increased sales of our lower margin switch products.

     The gross profit percentage in the six months ended October 1, 2000 was 64.9%, a decrease from 68.7% in the six months ended September 26, 1999. The percentage decrease resulted primarily from a reduction in IDE-based royalties, as well as increased sales of our lower margin switch products.

     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our Company's ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, we do not anticipate the gross profit percentage to remain constant or increase at a rate consistent with historic trends and may decline in future quarters, as reflected in the quarter's decline.

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

     During the three months ended October 1, 2000, engineering and development expenses increased $3.8 million to $13.8 million from $10.0 million in the three months ended September 26, 1999. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses decreased to 16.0% in the three months ended October 1, 2000 from 19.7% in the similar prior year period. The decrease as a percentage of net revenues were due to economies of scale realized from the growth in net revenues.

     During the six months ended October 1, 2000 engineering and development expenses increased $7.1 million to $26.3 million from $19.2 million in the six months ended September 26, 1999. As a percentage of net revenues this amounted to 16.2% in the six months ended October 1, 2000, and 20.1% in the six months ended September 26, 1999. The decrease as a percentage of net revenues were due to economies of scale realized from the growth in net revenues.

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

     During the three months ended October 1, 2000, selling and marketing expenses increased $3.1 million to $8.7 million from $5.6 million in the three months ended September 26, 1999. The increase in spending was largely due to increased sales commissions earned as a result of the increase in net revenues. As a percentage of net revenues, sales and marketing expenses decreased to 10.1% in the three months ended October 1, 2000 from 10.9% in the similar prior year period. The decrease was due to economies of scale realized from the growth in net revenues.

     During the six months ended October 1, 2000 sales and marketing expenses increased $6.4 million from the similar period in the prior fiscal year. As a percentage of net revenues this amounted to 10.4% in the six months ended October 1, 2000 compared to 11.2% in the similar prior year period. The decrease in sales and marketing expenses as a percentage of net revenue relates to economies of scale realized from the growth in net revenues.

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

     During the three months ended October 1, 2000, general and administrative expenses increased $0.4 million to $3.2 million from $2.8 million in the three months ended September 26, 1999. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses decreased to 3.8% in the three months ended October 1, 2000 from 5.4% in the similar prior year period. The decrease as a percentage of net revenues were due to economies of scale realized from the growth in net revenues.

     During the six months ended October 1, 2000 general and administrative expenses increased $1.4 million to $6.6 million from $5.2 million in the six months ended September 26, 1999. As a percentage of net revenues this amounted to 4.1% in the six months ended October 1, 2000, and 5.4% in the six months ended September 26, 1999. In the six months ended October 1, 2000, general and administrative expenses increased in dollars due to an increase in general and administrative personnel.

     Merger Related Expenses. Merger related expenses consist primarily of investment banking, legal and accounting fees and other direct and incremental related charges. In the three months and six months ended October 1, 2000 merger related expenses were $22.9 million relating to the merger with Ancor Communications, Inc.

  Non-Operating Income

     Interest and other income, net of interest expense, was $4.5 million for the three months ended October 1, 2000, and $1.8 million for the three months ended September 26, 1999. The increase was largely due to increases in interest income related to increases in cash equivalents and investment balances.

     In the six months ended October 1, 2000, interest and other income, net of interest expense, was $8.3 million and $3.2 million in the six months ended September 26, 1999. The increase in interest and other income in the six months ended October 1, 2000 is largely due to increases in cash equivalents and investment balances.

  Income Tax Provision

     Our effective tax rate was 111% in the three months ended October 1, 2000 and 34% in the three months ended September 26, 1999. The increase in the effective tax rate in October 1, 2000 related to certain non-deductible merger expenses associated with the Ancor Communications, Inc. merger consummated on August 1, 2000.

     Our effective tax rate was 55% in the six months ended October 1, 2000 and 34% in the six months ended September 26, 1999. The increase in the effective tax rate in October 1, 2000 related to certain non-deductible merger expenses associated with the Ancor Communications, Inc. merger consummated on August 1, 2000.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 138"). Although we continue to review the effect of the implementation of SFAS 133 and SFAS 138, we do not currently believe their adoption will have a material impact on our consolidated financial position or overall trends in results of operations, and do not believe adoption will result in significant changes to our financial risk management practices.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We are required to follow the guidance in the SAB, as amended, no later than the fourth quarter of fiscal year 2001. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by SAB 101. We are currently assessing the impact, if any, SAB 101 may have on our consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our consolidated financial position or results of operations.

  Liquidity and Capital Resources

     Our combined balances of cash and cash equivalents and short-term and long-term investments have increased to $295.1 million at October 1, 2000 compared to $244.4 million at April 2, 2000. The increase was primarily attributable to positive cash flow from operations and proceeds from issuance of stock under employee stock plans during the six months ended October 1, 2000.

     Our primary source of liquidity is derived from working capital, cash from operations, and a $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $85.5 million to $336.1 million from April 2, 2000 to October 1, 2000. The increase in working capital in the six months ended October 1, 2000 was largely attributable to cash flow from operations and an increase in short-term investments. The increase in short-term investment balance was largely attributable to a change in classification of investment securities from held-to-maturity to available-for-sale. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank's prime rate. The credit facility expires on July 6, 2001, and, although there can be no assurance, we currently expect to renew this line of credit. There are no borrowings under this credit facility at October 1, 2000.

     Our cash flow provided by operations was $45.5 million in the six months ended October 1, 2000, and $26.2 million in the six months ended September 26, 1999. The growth in cash provided by operations was primarily due to increases in profitability. Additionally, in the six months ended October 1, 2000, cash flow from operations was improved by increases in income taxes payable and accounts payable and was offset by increases in accounts and notes receivable.

     Our cash flow used in investing activities was $46.6 million in the six months ended October 1, 2000 compared to $35.6 million in the six months ended September 26, 1999. The increase in cash used in investing activities for the six months ended October 1, 2000 was primarily due to increased purchases of short-term investments, net of investment maturities. Additionally, capital expenditures were $9.1 million in the six months ended October 1, 2000 and $5.0 million in the six months ended September 26, 1999. The increase in capital expenditures was due to the acquisition of required manufacturing and engineering equipment.

     Our cash flow provided by financing activities was $13.8 million in the six months ended October 1, 2000 compared to $6.5 million in the six months ended September 26, 1999. The increase in cash provided by financing activities in the six months ended October 1, 2000 was primarily due to increases in proceeds from issuance of stock under employee stock plans.

     We believe that existing cash and cash equivalent balances, short term investments, facilities and equipment leases, and cash flows from operating activities will provide the Company with sufficient funds to finance our operations for at least the next 12 months.

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

ALTHOUGH WE EXPECT OUR MERGER WITH ANCOR WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT BE REALIZED AND OUR STOCK PRICE MAY DECLINE AS A RESULT.

     On August 1, 2000, we completed a merger with Ancor Communications, Inc. Achieving the benefits of the merger will depend in part on our ability to integrate the technology, operations and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of customers or key employees. Integrating QLogic and Ancor has been, and will be, a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

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

COMPETITORS MAY INCREASE THEIR COMPETITIVE PRESSURES ON THE INTEGRATED BUSINESSES, OR MAKE ANNOUNCEMENTS CHALLENGING THE EXPECTED BENEFITS OF THE MERGER, CAUSING OUR STOCK PRICE TO DECLINE.

     As integrated businesses, QLogic and Ancor face the combined competitive pressure from existing competitors of both companies. Some of these competitors may see the integrated businesses as a new threat and exert greater competitive pressures than either company currently faces. Some competitors may join together, through agreements or acquisitions, to face the challenge or perceived challenge that the merger presents. If we are not able to adequately respond to this increased competition, the companies' integrated businesses, financial conditions and operating results would be adversely affected.

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

     We have accounted for our merger with Ancor as a pooling-of-interests business combination. It was a condition to completion of the merger that we be advised by our independent accountants that they concur with our conclusion that the transaction contemplated by the merger agreement could properly be accounted for as a pooling-of-interests business combination. Under the pooling-of-interests method of accounting, each of QLogic's and Ancor's historical recorded assets and liabilities were carried forward to QLogic at their recorded amounts. In addition, the operating results of QLogic included QLogic's and Ancor's operating results for the entire fiscal year in which the merger is completed and QLogic's and Ancor's historical reported operating results for prior periods were combined and restated as the operating results of QLogic.

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

OUR STOCK PRICE MAY BE VOLATILE WHICH COULD AFFECT THE VALUE OF YOUR INVESTMENT.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through November 15, 2000, the market price has ranged from a low of $39.69 per share to a high of $203.25 per share. Future announcements concerning us or our competitors or customers, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, conditions in the semiconductor industry, changes in earnings estimates by analysts, market conditions for high technology stocks in general, and the potential for a shareholder lawsuit, or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity

     At October 1, 2000, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $195.6 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 1, 2000, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The registrant's Annual Meeting of Stockholders was held on September 18, 2000. The registrant held a Special Meeting on August 1, 2000 to consider the merger with Ancor Communications, Inc.

     (b) The Annual Meeting of Stockholders was held on September 18, 2000 and the stockholders of the registrant voted as follows:

                                                                                                BROKER
                                                   FOR        AGAINST     WITHHELD   ABSTAIN   NON-VOTE
                                                ----------   ----------   --------   -------   --------
(i)    Election of Directors:
       HK Desai...............................  65,697,502           --    92,679         --     --
       Larry R. Carter........................  65,697,948           --    92,233         --     --
       James R. Fiebiger......................  65,490,308           --   299,873         --     --
       Kenneth E. Hendrickson.................  65,664,304           --   125,877         --     --
       Carol L. Miltner.......................  65,649,718           --   140,463         --     --
       George D. Wells........................  65,657,926                132,255         --     --

(ii)   Approval and ratification of amendment
       to certificate of incorporation........  54,491,301   11,245,958        --     52,922     --

(iii)  Approval and ratification of amendment
       to the QLogic Corporation Stock Awards
       Plan...................................  40,385,373   25,298,074        --    106,734     --

(iv)   Approval and ratification of amendment
       to the QLogic Corporation Non-Employee
       Director of Stock Option Plan..........  49,616,023   16,048,779        --    125,379     --

(v)    Ratification of appointment of KPMG LLP
       as auditors for fiscal 2001............  65,667,726       67,398        --     55,057     --

     The Special Meeting of Stockholders was held on August 1, 2000 to consider the merger with Ancor Communications, Inc. The stockholders of the registrant voted as follows:

                                                                                               BROKER
                                                  FOR        AGAINST     WITHHELD   ABSTAIN   NON-VOTE
                                               ----------   ----------   --------   -------   --------
(i)  Approve the merger with Ancor
     Communications, Inc.....................  44,155,195    2,806,230        --    171,613     --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                              ITEM CAPTION
        -------                            ------------
          2.1      Distribution Agreement dated as of January 24, 1994 among
                   Emulex Corporation, a Delaware corporation, Emulex
                   Corporation, a California Corporation and QLogic
                   Corporation.(1)
          2.2      Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
                   Communications, Incorporated.(14)
          2.3      Stock Option Agreement dated as of May 8, 2000 by and among
                   QLogic Corporation and Ancor Communications,
                   Incorporated.(14)
          2.4      Form of Voting Agreement dated as of May 8, 2000 by and
                   among QLogic Corporation and various Ancor Communications,
                   Incorporated directors and executive officers.(12)
          3.1      Certificate of Incorporation of Emulex Micro Devices
                   Corporation, dated November 13, 1992.(1)

        EXHIBIT
          NO.                              ITEM CAPTION
        -------                            ------------
          3.2      EMD Incorporation Agreement, dated as of January 1, 1993.(1)
          3.3      Certificate of Amendment of Certificate of Incorporation,
                   dated May 26, 1993.(1)
          3.4      By-Laws of QLogic Corporation.(1)
          3.5      Amendments to By-Laws of QLogic Corporation.(4)
          3.6      Certificate of Amendment of Certificate of Incorporation,
                   dated May 26, 1993. (Incorporated by reference to an exhibit to QLogic Corporation's Registration Statement on Form 10
                   filed January 28, 1994.)
          3.7      Certificate of Amendment of Certificate of Incorporation,
                   dated February 15, 1999.(9)
          3.8      Certificate of Amendment of Certificate of Incorporation,
                   dated January 5, 2000.(11)
          4.1      Rights Agreement, dated as of June 4, 1996 between QLogic
                   Corporation and Harris Trust Company of California, which
                   includes as Exhibit B thereto the form of Rights
                   Certificate.(5)
          4.2      Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
                   California.(6)
          4.3      Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation's and Harris Trust Company of
                   California.(13)
         10.1      Form of QLogic Corporation Non-Employee Director Stock
                   Option Plan.*(1)
         10.1.1    Form of QLogic Corporation Non-Employee Director Stock
                   Option Plan, as amended.*(9)
         10.2      Form of QLogic Corporation Stocks Awards Plan.*(1)
         10.2.1    Form of QLogic Corporation Stocks Awards Plan, as
                   amended.*(9)
         10.3      Form of Tax Sharing Agreement among Emulex Corporation, a
                   Delaware corporation, Emulex Corporation, a California
                   corporation, and Qlogic Corporation.(1)
         10.4      Administrative Services Agreement, dated as of February 21,
                   1993, among Emulex Corporation, a California corporation,
                   Emulex Corporation, a Delaware corporation and QLogic
                   Corporation.(1)
         10.5      Employee Benefits Allocation Agreement, dated as of January
                   24, 1994, among Emulex Corporation, a Delaware corporation,
                   Emulex Corporation, a California corporation, and QLogic
                   Corporation.(1)
         10.6      Form of Assignment, Assumption and Consent Re: Lease among
                   Emulex Corporation, a California corporation, QLogic
                   Corporation and C.J. Segerstrom & Sons, a general
                   partnership.(1)
         10.7      Intellectual Property Assignment and Licensing Agreement,
                   dated as of January 24, 1994, between Emulex Corporation, a
                   California Corporation, and QLogic Corporation.(1)
         10.8      Form of QLogic Corporation Savings Plan.*(1)
         10.9      Form of QLogic Corporation Savings Plan Trust.*(1)
         10.10     Loan and Security Agreement with Silicon Valley Bank.(7)
         10.11     Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
         10.12     Supplement to Tax Sharing Agreement, dated June 2, 1995,
                   between QLogic Corporation and Emulex Corporation.(3)
         10.13     Industrial Lease Agreement between the Registrant, as
                   lessee, and AEW/Parker South, LLC, as lessor.(8)
         10.14     Press release related to February 22, 1999 stock split.(8)

        EXHIBIT
          NO.                              ITEM CAPTION
        -------                            ------------
         10.15     Form QLogic Corporation 1998 Employee Stock Purchase
                   Plan.(9)
         10.16     Loan and Security Agreement with Silicon Valley Bank.(16)
         10.17     Press release related to July 30, 1999 stock split.(10)
         10.18     Press release related to February 7, 2000 stock split.(15)
         21.1      Subsidiaries of the Registrant.(10)
         27        Financial Data Schedule

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

(16) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, and incorporated herein by reference.

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

     (b) Reports on Form 8-K

          (1) The Registrant filed Form 8-K on August 2, 2000, regarding the completion of the merger with Ancor Communications, Inc. reported under
     Item 5.

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

Date: November 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              ITEM CAPTION
-------                            ------------
  2.1      Distribution Agreement dated as of January 24, 1994 among
           Emulex Corporation, a Delaware corporation, Emulex
           Corporation, a California Corporation and QLogic
           Corporation.(1)
  2.2      Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
           Communications, Incorporated.(14)
  2.3      Stock Option Agreement dated as of May 8, 2000 by and among
           QLogic Corporation and Ancor Communications,
           Incorporated.(14)
  2.4      Form of Voting Agreement dated as of May 8, 2000 by and
           among QLogic Corporation and various Ancor Communications,
           Incorporated directors and executive officers.(12)
  3.1      Certificate of Incorporation of Emulex Micro Devices
           Corporation, dated November 13, 1992.(1)
  3.2      EMD Incorporation Agreement, dated as of January 1, 1993.(1)
  3.3      Certificate of Amendment of Certificate of Incorporation,
           dated May 26, 1993.(1)
  3.4      By-Laws of QLogic Corporation.(1)
  3.5      Amendments to By-Laws of QLogic Corporation.(4)
  3.6      Certificate of Amendment of Certificate of Incorporation,
           dated May 26, 1993. (Incorporated by reference to an exhibit to QLogic Corporation's Registration Statement on Form 10
           filed January 28, 1994.)
  3.7      Certificate of Amendment of Certificate of Incorporation,
           dated February 15, 1999.(9)
  3.8      Certificate of Amendment of Certificate of Incorporation,
           dated January 5, 2000.(11)
  4.1      Rights Agreement, dated as of June 4, 1996 between QLogic
           Corporation and Harris Trust Company of California, which
           includes as Exhibit B thereto the form of Rights
           Certificate.(5)
  4.2      Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
           California.(6)
  4.3      Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation's and Harris Trust Company of
           California.(13)
 10.1      Form of QLogic Corporation Non-Employee Director Stock
           Option Plan.*(1)
 10.1.1    Form of QLogic Corporation Non-Employee Director Stock
           Option Plan, as amended.*(9)
 10.2      Form of QLogic Corporation Stocks Awards Plan.*(1)
 10.2.1    Form of QLogic Corporation Stocks Awards Plan, as
           amended.*(9)
 10.3      Form of Tax Sharing Agreement among Emulex Corporation, a
           Delaware corporation, Emulex Corporation, a California
           corporation, and Qlogic Corporation.(1)
 10.4      Administrative Services Agreement, dated as of February 21,
           1993, among Emulex Corporation, a California corporation,
           Emulex Corporation, a Delaware corporation and QLogic
           Corporation.(1)
 10.5      Employee Benefits Allocation Agreement, dated as of January
           24, 1994, among Emulex Corporation, a Delaware corporation,
           Emulex Corporation, a California corporation, and QLogic
           Corporation.(1)
 10.6      Form of Assignment, Assumption and Consent Re: Lease among
           Emulex Corporation, a California corporation, QLogic
           Corporation and C.J. Segerstrom & Sons, a general
           partnership.(1)
 10.7      Intellectual Property Assignment and Licensing Agreement,
           dated as of January 24, 1994, between Emulex Corporation, a
           California Corporation, and QLogic Corporation.(1)
 10.8      Form of QLogic Corporation Savings Plan.*(1)
 10.9      Form of QLogic Corporation Savings Plan Trust.*(1)
 10.10     Loan and Security Agreement with Silicon Valley Bank.(7)
 10.11     Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
 10.12     Supplement to Tax Sharing Agreement, dated June 2, 1995,
           between QLogic Corporation and Emulex Corporation.(3)

EXHIBIT
  NO.                              ITEM CAPTION
-------                            ------------
 10.13     Industrial Lease Agreement between the Registrant, as
           lessee, and AEW/Parker South, LLC, as lessor.(8)
 10.14     Press release related to February 22, 1999 stock split.(8)
 10.15     Form QLogic Corporation 1998 Employee Stock Purchase
           Plan.(9)
 10.16     Loan and Security Agreement with Silicon Valley Bank.(16)
 10.17     Press release related to July 30, 1999 stock split.(10)
 10.18     Press release related to February 7, 2000 stock split.(15)
 21.1      Subsidiaries of the Registrant.(10)
 27        Financial Data Schedule

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

(16) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, and incorporated herein by reference.

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.