Form 10-Q
period 2000-12-31
QLOGIC CORP
filed 2001-02-14
CIK 918386

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2001, the registrant had 92,148,020 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for stock splits.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QLOGIC CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at December 31, 2000
         and April 2, 2000...........................................    1
         Condensed Consolidated Statements of Income for the three
         months and nine months ended December 31, 2000 and December
         26, 1999....................................................    2
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended December 31, 2000 and December 26, 1999........    3
         Notes to Condensed Consolidated Financial Statements........    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   21

                        PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,    APRIL 2,
                                                                  2000        2000(1)
                                                              ------------    --------
Cash and cash equivalents...................................    $108,026      $ 86,889
Short term investments......................................     215,809       117,762
Accounts and notes receivable, less allowance for doubtful
  accounts of $1,422 and $1,015 as of December 31, 2000 and
  April 2, 2000, respectively...............................      57,430        27,489
Inventories.................................................      33,675        25,092
Deferred income taxes.......................................      35,584        28,726
Prepaid expenses and other current assets...................       2,449         1,716
                                                                --------      --------
          Total current assets..............................     452,973       287,674
Long term investments.......................................          --        39,797
Property and equipment, net.................................      54,739        50,533
Other assets................................................      21,755        18,226
                                                                --------      --------
                                                                $529,467      $396,230
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $ 15,127      $  7,958
Accrued compensation........................................      18,186        11,091
Income taxes payable........................................          --           207
Accrued warranty............................................       2,848         2,172
Deferred revenue............................................       4,085         5,245
Other accrued liabilities...................................       3,037         3,874
                                                                --------      --------
          Total current liabilities.........................      43,283        30,547
Long term liabilities.......................................       3,483         5,097
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................          --            --
  Common stock, $0.001 par value; 500,000,000 shares
     authorized; 91,943,118 and 89,678,789 shares issued and
     outstanding at December 31, 2000 and April 2, 2000,
     respectively...........................................          92            90
  Additional paid-in capital................................     371,163       293,992
  Accumulated other comprehensive income (loss).............       1,174          (242)
  Retained earnings.........................................     110,272        66,746
                                                                --------      --------
          Total stockholders' equity........................     482,701       360,586
                                                                --------      --------
                                                                $529,467      $396,230
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

                               QLOGIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
                                                    2000           1999           2000           1999
                                                ------------   ------------   ------------   ------------
Gross revenues................................    $97,213        $56,350        $262,235       $152,147
Sales discounts...............................      2,084             --           4,362             --
                                                  -------        -------        --------       --------
Net revenues..................................     95,129         56,350         257,873        152,147
Cost of revenues..............................     34,631         19,133          91,683         49,146
                                                  -------        -------        --------       --------
       Gross profit...........................     60,498         37,217         166,190        103,001
                                                  -------        -------        --------       --------
Operating expenses:
  Engineering and development.................     14,264          9,706          40,587         28,952
  Selling and marketing.......................      8,879          5,117          25,923         15,790
  General and administrative..................      4,103          3,155          10,744          8,353
  Merger related expenses.....................         --             --          22,947             --
                                                  -------        -------        --------       --------
          Total operating expenses............     27,246         17,978         100,201         53,095
                                                  -------        -------        --------       --------
Operating income..............................     33,252         19,239          65,989         49,906
Interest income, net..........................      4,942          2,512          13,272          5,753
                                                  -------        -------        --------       --------
Income before income taxes....................     38,194         21,751          79,261         55,659
Income tax provision..........................     12,986          7,359          35,735         18,830
                                                  -------        -------        --------       --------
Net income....................................     25,208         14,392          43,526         36,829
Accretion on convertible preferred stock......         --             --              --            (12)
                                                  -------        -------        --------       --------
Net income attributable to common
  Stockholders................................    $25,208        $14,392        $ 43,526       $ 36,817
                                                  =======        =======        ========       ========
Net income per share:
  Basic.......................................    $  0.28        $  0.17        $   0.48       $   0.43
                                                  -------        -------        --------       --------
  Diluted.....................................    $  0.26        $  0.15        $   0.46       $   0.40
                                                  -------        -------        --------       --------
Number of shares used in per share
  calculations:
  Basic.......................................     91,653         87,091          90,697         85,754
                                                  -------        -------        --------       --------
  Diluted.....................................     95,708         93,135          95,082         91,489
                                                  -------        -------        --------       --------

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

                               QLOGIC CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 26,
                                                                  2000            1999
                                                              ------------    ------------
Cash flows from operating activities:
  Net income................................................   $  43,526       $  36,829
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       7,819           4,746
     Write-off of acquired in process technology............          --             871
     Non-cash sales discount................................       4,362              --
     Increase in allowance for doubtful accounts............         409               9
     Loss on disposal of property and equipment.............         183             219
     Benefit from deferred income taxes.....................     (10,065)         (3,929)
     Tax benefit from issuance of stock under employee stock
      plans.................................................      45,571          12,545
  Changes in assets and liabilities:
     Accounts and notes receivable..........................     (30,350)        (13,331)
     Inventories............................................      (8,583)        (11,024)
     Prepaid expenses and other current assets..............        (733)         (2,148)
     Other assets...........................................          (4)           (116)
     Accounts payable.......................................       7,169           1,870
     Accrued compensation...................................       7,095           1,534
     Incomes taxes payable..................................      (1,951)          5,152
     Other accrued liabilities..............................       2,439           1,250
     Deferred revenue.......................................      (2,765)          3,391
                                                               ---------       ---------
          Net cash provided by operating activities.........      64,122          37,868
                                                               ---------       ---------
Cash flows from investing activities:
  Additions to property and equipment.......................     (11,526)         (8,580)
  Purchases of investments..................................    (163,218)       (594,546)
  Acquisition of businesses, net of cash acquired...........        (841)         (1,321)
  Maturities of investments.................................     105,383         508,675
  Other, net................................................          --            (128)
                                                               ---------       ---------
          Net cash used in investing activities.............     (70,202)        (95,900)
                                                               ---------       ---------
Cash flows from financing activities:
  Principal payments under short-term debt..................         (17)           (143)
  Proceeds from issuance of stock under employee stock
     plans..................................................      27,242           4,400
  Proceeds from sales of common and preferred stock.........          --          64,898
  Proceeds from issuance of warrants........................          --           6,502
  Principal payments on long-term debt......................          (8)           (116)
                                                               ---------       ---------
          Net cash provided by financing activities.........      27,217          75,541
                                                               ---------       ---------
Net increase in cash and cash equivalents...................      21,137          17,509
Cash and cash equivalents at beginning of period............      86,889          49,632
                                                               ---------       ---------
Cash and cash equivalents at end of period..................   $ 108,026       $  67,141
                                                               =========       =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................   $      49       $      17
                                                               =========       =========
  Income taxes..............................................   $   2,524       $   3,856
                                                               =========       =========
Non-cash investing and financing activities:
  During the nine months ended December 31, 2000 and December 26, 1999, the Company recorded an accrual of $924 and $673, respectively, in accordance with the performance provisions of the Silicon Design Resources Asset Acquisition Agreement.

---------------
(1) The condensed consolidated statements of cash flows have been restated to give retroactive effect to the August 1, 2000 merger accounted for using the pooling-of-interests method.
     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  BASIS OF PRESENTATION

     In the opinion of management of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to fairly present the Company's financial position as of December 31, 2000, the statements of income for the three months and the nine months ended December 31, 2000 and December 26, 1999 and the statements of cash flows for the nine months ended December 31, 2000 and December 26, 1999. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 2, 2000. The results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. All references to share and per share data have been retroactively restated to give effect to the Company's stock splits. The unaudited condensed consolidated financial statements have also been retroactively restated to give effect to the Ancor Communications, Incorporated merger consummated on August 1, 2000. This merger was accounted for using the pooling-of-interests method.

NOTE (2)  INVENTORIES

     Components of inventories are as follows:

                                                        DECEMBER 31,    APRIL 2,
                                                            2000          2000
                                                        ------------    --------
                                                             (IN THOUSANDS)
Raw materials.........................................    $27,197       $17,797
Work in process.......................................        316         4,796
Finished goods........................................      6,162         2,499
                                                          -------       -------
                                                          $33,675       $25,092
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

                               QLOGIC CORPORATION

     The following table sets forth the computations of basic and diluted net income per share:

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                            ---------------------------    ---------------------------
                                            DECEMBER 1,    DECEMBER 26,    DECEMBER 1,    DECEMBER 26,
                                               2000            1999           2000            1999
                                            -----------    ------------    -----------    ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income attributable to common
     stockholders.........................    $25,208        $14,392         $43,526        $36,817
                                              =======        =======         =======        =======
Denominator:
  Denominator for basic net income per
     share -- weighted average shares.....     91,653         87,091          90,697         85,754
  Dilutive potential common shares, using
     treasury stock method................      4,055          6,044           4,385          5,735
                                              -------        -------         -------        -------
Denominator for diluted net income per
  share...................................     95,708         93,135          95,082         91,489
                                              =======        =======         =======        =======
Basic net income per share attributable to
  common stockholders.....................    $  0.28        $  0.17         $  0.48        $  0.43
                                              -------        -------         -------        -------
Diluted net income per share attributable
  to common stockholders..................    $  0.26        $  0.15         $  0.46        $  0.40
                                              -------        -------         -------        -------

     Options to purchase 138,551 and 43,161 shares of common stock with exercise prices that exceed the average market price of $92.65 and $54.50 during the three months ended December 31, 2000 and December 26, 1999, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

     Options to purchase 366,473 and 139,781 shares of common stock with exercise prices that exceed the average market price of $84.04 and $39.08 during the nine months ended December 31, 2000 and December 26, 1999, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE (4)  OTHER COMPREHENSIVE INCOME

     In the second fiscal quarter ended October 1, 2000, the Company changed its classification of certain investment securities from "held to maturity" to "available for sale" according to the definitions of Financial Accounting Standards No. 115 (SFAS No. 115). According to Financial Accounting Standards No. 130 (SFAS No. 130), unrealized gains and losses from available for sale securities require disclosure as a component of other comprehensive income. SFAS No. 130 separates comprehensive income into two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders' equity, but are excluded from net income. While SFAS No. 130 establishes new rules for the reporting and display of comprehensive income, SFAS No. 130 has no impact on the Company's net income or total stockholders' equity. The Company's other comprehensive income is comprised solely of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS No. 115. For the three and nine months ended December 26, 1999, there were no components of other comprehensive income, therefore, net income is equal to total

                               QLOGIC CORPORATION
comprehensive income. The components of total comprehensive income for the three and nine-month periods ended December 31, 2000 were as follows:

                                                     THREE MONTHS    NINE MONTHS
                                                        ENDED           ENDED
                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            2000
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Net income.........................................    $25,208         $43,526
Other comprehensive income, net of tax:
  Unrealized gain on available for sale
     investments, net..............................        894           1,416
                                                       -------         -------
          Total comprehensive income...............    $26,102         $44,942
                                                       =======         =======

NOTE (5)  BUSINESS COMBINATION

     On August 1, 2000, the Company completed the merger with Ancor Communications, Incorporated ("Ancor"). Ancor was a leading provider of Fibre Channel switches. In connection with the merger, the Company issued 15,535,835 shares of its common stock in exchange for all shares of Ancor's common stock and reserved 1,724,036 shares of its common stock for issuance upon exercise of outstanding Ancor employee stock options and other rights assumed by the Company. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of Ancor as if it had combined with the Company since Ancor's inception. Included in net revenues for the three and nine months ended December 26, 1999 were net revenues from Ancor of $4.0 and $9.1 million, respectively. Included in restated net income for the three and nine months ended December 26, 1999 were net losses from Ancor of approximately $1.8 million and $5.6 million, respectively. Restated diluted net income per share for the three and nine months ended December 26, 1999 included losses of $0.02 and $0.06 per share, respectively, from Ancor. Included in net revenues for the nine months ended December 31, 2000, was $9.4 million from Ancor, incurred prior to the closing of the merger on August 1, 2000. Included in net income for the nine months ended December 31, 2000, were losses totaling $3.8 million from Ancor, incurred prior to August 1, 2000. There were no transactions between the Company and Ancor prior to the consummation of the merger.

     In connection with the merger with Ancor, the Company recorded approximately $22.9 million in charges in the nine months ended December 31, 2000 for direct and other merger-related costs including fees of investment bankers, attorneys, accountants and other direct and incremental charges. Substantially all of the merger-related costs and fees have been paid at December 31, 2000.

NOTE (6)  SALES DISCOUNTS

     As part of the agreement with Sun Microsystems, Incorporated ("Sun"), the Company granted a warrant to Sun to purchase up to 791,250 shares of the Company's common stock at an exercise price of $13.84 per share. The warrant shares are earned at the rate of one share for each $127.00 of switch product revenue the Company receives from Sun through September 30, 2002. In each period in which the warrant shares are earned, a non-cash sales discount is recorded. The amount of non-cash sales discount is the fair value of the warrant shares which are earned in the period. Fair value of the warrant shares is calculated by using the Black-Scholes option pricing model. None of the warrant shares vest until the Company has received a total of $10 million in switch product revenue from Sun.

                               QLOGIC CORPORATION

NOTE (7)  SUBSEQUENT EVENTS

     On January 22, 2001, the Company acquired the outstanding common stock of Little Mountain Group, Inc. ("LMG"), for cash and stock which could amount to $30 million over a four-year period. The Company will account for this transaction using the purchase method of accounting in its fourth fiscal quarter ending April 1, 2001. The structure of the acquisition includes payments of stock based on performance milestones to be achieved over the next four fiscal years.

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

  Results of Operations

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of our net revenues. We have retroactively restated the historical information presented below to give effect to the Ancor Communications, Incorporated merger accounted for as a pooling-of-interests.

                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                        ------------------------------------    --------------------------------------
                                          DECEMBER 31,        DECEMBER 26,        DECEMBER 31,         DECEMBER 26,
                                              2000                1999                2000                 1999
                                        ----------------    ----------------    -----------------    -----------------
                                                                        (IN THOUSANDS)
Net revenues..........................  $95,129    100.0%   $56,350    100.0%   $257,873    100.0%   $152,147    100.0%
Cost of revenues......................   34,631     36.4     19,133     34.0      91,683     35.6      49,146     32.3
                                        -------    -----    -------    -----    --------    -----    --------    -----
  Gross profit........................   60,498     63.6     37,217     66.0     166,190     64.4     103,001     67.7
                                        -------    -----    -------    -----    --------    -----    --------    -----
Operating expenses:
  Engineering and development.........   14,264     15.0      9,706     17.2      40,587     15.8      28,952     19.0
  Selling and marketing...............    8,879      9.3      5,117      9.1      25,923     10.1      15,790     10.4
  General and administrative..........    4,103      4.3      3,155      5.6      10,744      4.2       8,353      5.5
  Merger related expenses.............       --       --         --       --      22,947      8.9          --       --
                                        -------    -----    -------    -----    --------    -----    --------    -----
        Total operating expenses......   27,246     28.6     17,978     31.9     100,201     38.9      53,095     34.9
                                        -------    -----    -------    -----    --------    -----    --------    -----
      Operating income................  $33,252     35.0%   $19,239     34.1%   $ 65,989     25.6%     49,906     32.8%
                                        =======    =====    =======    =====    ========    =====    ========    =====

  Net Revenues

     Our net revenues are derived primarily from the sale of SCSI and Fibre Channel based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended December 31, 2000 increased $38.8 million or 68.8% from the three months ended December 26, 1999 to $95.1 million. The increase was the result of a $30.9 million increase in sales of Fibre Channel products and a $9.1 million increase in sales of SCSI products, offset by a $1.2 million decrease in IDE-based royalties.

     Net revenues for the nine months ended December 31, 2000 increased $105.7 million or 69.5% from the nine months ended December 26, 1999 to $257.9 million. The increase was the result of a $84.3 million increase in sales of Fibre Channel products and a $24.9 million increase in sales of SCSI products, offset by a $3.5 million decrease in IDE-based royalties.

     Export revenues (primarily to the Pacific Rim countries) in the three months ended December 31, 2000 increased $23.0 million or 70.6% from the three months ended December 26, 1999, to approximately $55.6 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. As a percentage of net revenues, export revenues accounted for 58.4% in the three months ended December 31, 2000, and 57.8% in the three months ended December 26, 1999. Export revenues are denominated in U.S. dollars. We do not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of the Company's operations.

     Export revenues in the nine months ended December 31, 2000 increased $58.9 million or 72.1% from the nine months ended December 26, 1999, to approximately $140.6 million, primarily due to increased sales to customers in Japan and to a lesser extent, Europe. As a percentage of net revenues, export revenues accounted for 54.4% in the nine months ended December 31, 2000, and 53.7% in the nine months ended December 26, 1999.

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

  Gross Profit

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in the three months ended December 31, 2000 was 63.6%, a decrease from 66.0% in the three months ended December 26, 1999. The decrease in gross profit percentage was due primarily to a reduction in IDE-based royalties, as well as increased sales of our lower margin switch products.

     The gross profit percentage in the nine months ended December 31, 2000 was 64.4%, a decrease from 67.7% in the nine months ended December 26, 1999. The percentage decrease resulted primarily from a reduction in IDE-based royalties, as well as increased sales of our lower margin switch products.

     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our Company's ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, we do not anticipate the gross profit percentage to remain constant or increase at a rate consistent with historic trends and may decline in future quarters, as reflected in the current quarter's decline.

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

     During the three months ended December 31, 2000, engineering and development expenses increased $4.6 million to $14.3 million from $9.7 million in the three months ended December 26, 1999. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design. As a percentage of net revenues, engineering and development expenses decreased to 15.0% in the three months ended December 31, 2000 from 17.2% in the similar prior year period. The decrease as a percentage of net revenues were due to economies of scale realized from the growth in net revenues.

     During the nine months ended December 31, 2000 engineering and development expenses increased $11.6 million to $40.6 million from $29.0 million in the nine months ended December 26, 1999. As a percentage of net revenues this amounted to 15.8% in the nine months ended December 31, 2000 and 19.0% in the nine months ended December 26, 1999. The decrease as a percentage of net revenues were due to economies of scale realized from the growth in net revenues.

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

     During the three months ended December 31, 2000, selling and marketing expenses increased $3.8 million to $8.9 million from $5.1 million in the three months ended December 26, 1999. The increase in spending was largely due to increased sales commissions earned as a result of the increase in net revenues. As a percentage of net revenues, sales and marketing expenses increased to 9.3% in the three months ended December 31, 2000 from 9.1% in the similar prior year period. The increase was due primarily to the growth in personnel and personnel related expenses.

     During the nine months ended December 31, 2000 sales and marketing expenses increased $10.1 million from the similar period in the prior fiscal year. As a percentage of net revenues this amounted to 10.1% in the nine months ended December 31, 2000 compared to 10.4% in the similar prior year period. The decrease in sales and marketing expenses as a percentage of net revenue relates to economies of scale realized from the growth in net revenues.

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

     During the three months ended December 31, 2000, general and administrative expenses increased $0.9 million to $4.1 million from $3.2 million in the three months ended December 26, 1999. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses decreased to 4.3% in the three months ended December 31, 2000 from 5.6% in the similar prior year period. The decrease as a percentage of net revenues were due to economies of scale realized from the growth in net revenues.

     During the nine months ended December 31, 2000 general and administrative expenses increased $2.3 million to $10.7 million from $8.4 million in the nine months ended December 26, 1999. As a percentage of net revenues this amounted to 4.2% in the nine months ended December 31, 2000, and 5.5% in the nine months ended December 26, 1999. In the nine months ended December 31, 2000, general and administrative expenses increased in dollars due to an increase in general and administrative personnel.

     Merger Related Expenses. Merger related expenses consist primarily of investment banking, legal and accounting fees and other direct and incremental related charges relating to the merger with Ancor Communications, Incorporated. In the nine months ended December 31, 2000 merger related expenses were $22.9 million.

  Non-Operating Income

     Interest and other income, net of interest expense, was $4.9 million for the three months ended December 31, 2000, and $2.5 million for the three months ended December 26, 1999. The increase was largely due to increases in interest income related to increases in cash equivalent and investment balances.

     In the nine months ended December 31, 2000, interest and other income, net of interest expense, was $13.3 million and $5.8 million in the nine months ended December 26, 1999. The increase in interest and other income in the nine months ended December 31, 2000 is largely due to increases in cash equivalent and investment balances.

  Income Tax Provision

     Our effective tax rate was 34% in the three months ended December 31, 2000 and December 26, 1999, respectively.

     Our effective tax rate was 45% in the nine months ended December 31, 2000 and 34% in the nine months ended December 26, 1999. The increase in the effective tax rate in the nine months ended December 31, 2000 related to certain non-deductible merger expenses associated with the Ancor Communications, Incorporated merger consummated on August 1, 2000.

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

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our consolidated financial position or results of operations.

  Liquidity and Capital Resources

     Our combined balances of cash and cash equivalents and short-term and long-term investments have increased to $323.8 million as of December 31, 2000 compared to $244.4 million at April 2, 2000. The increase was primarily attributable to positive cash flow from operations and proceeds from issuance of stock under employee stock plans during the nine months ended December 31, 2000.

     Our primary source of liquidity is derived from working capital, cash from operations, and a $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $152.6 million to $409.7 million from April 2, 2000 to December 31, 2000. The increase in working capital in the nine months ended December 31, 2000 was largely attributable to cash flow from operations and an increase in short-term investments. The increase in the short-term investment balance was largely attributable to a change in classification of investment securities from held-to-maturity to available-for-sale, which resulted in a reclassification of investments from long-term to short-term. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank's prime rate. The credit facility expires on July 6, 2001, and, although there can be no assurance, we currently expect to renew this line of credit. There are no borrowings under this credit facility as of December 31, 2000.

     Our cash flow provided by operations was $64.1 million in the nine months ended December 31, 2000, and $37.9 million in the nine months ended December 26, 1999. The growth in cash provided by operations was primarily due to tax benefits from issuance of stock under employee stock plan. Additionally, in the nine months ended December 31, 2000, cash flow from operations was improved by increases in profitability, accounts payable and accrued compensation and was offset by increases in accounts and notes receivable and deferred income taxes.

     Our cash flow used in investing activities was $70.2 million in the nine months ended December 31, 2000 compared to $95.9 million in the nine months ended December 26, 1999. The decrease in cash used in investing activities for the nine months ended December 31, 2000 was primarily due to reduced purchases of short-term investments, net of investment maturities. Additionally, capital expenditures were $11.5 million in the nine months ended December 31, 2000 and $8.6 million in the nine months ended December 26, 1999. The increase in capital expenditures was due to the acquisition of required testing and engineering equipment.

     Our cash flow provided by financing activities was $27.2 million in the nine months ended December 31, 2000, compared to $75.5 million in the nine months ended December 26, 1999. The decrease in cash provided by financing activities in the nine months ended December 31, 2000 was primarily due to no sales of common and preferred stock in the current fiscal year. During the nine months ended December 31, 1999, Ancor Communications, Incorporated completed a secondary offering with net proceeds of $64.9 million.

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

ALTHOUGH WE EXPECT OUR MERGER WITH ANCOR WILL RESULT IN BENEFITS, THOSE BENEFITS MAY NOT BE REALIZED AND OUR STOCK PRICE MAY DECLINE AS A RESULT.

     On August 1, 2000, we completed a merger with Ancor Communications, Incorporated. Achieving the benefits of the merger will depend in part on our ability to integrate the technology, operations and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of customers or key employees. Integrating QLogic and Ancor has been, and will be, a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

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

     However, events could occur that could cause the merger to no longer qualify for pooling-of-interests accounting treatment, in which case the purchase method of accounting would apply. Under that method, we would record the estimated fair value of QLogic common stock, stock options and warrants issued in the merger as the cost of acquiring the business of Ancor. That cost would be allocated to the net assets acquired, with the excess of the estimated fair value of QLogic common stock, stock options and warrants over the fair value of net assets acquired recorded as goodwill or other intangible assets. To the extent goodwill and other intangibles are recorded on our financial statements, we could be required to take a noncash charge to earnings for a number of years until the full values of the goodwill and other intangibles have been fully amortized under current purchase accounting rules. The FASB has recently proposed amending the purchase accounting rules to eliminate the pooling-of-interests method of accounting, and to also eliminate the amortization of goodwill acquired in a purchase business combination. While that proposal would reduce the quarterly and yearly recurring charge for the amortization of goodwill, a significant charge to earnings may be recorded if it can be determined that the goodwill is impaired. Such a charge could have a material impact on the Company's results of operations since the estimated fair value of QLogic common stock, stock options and warrants issued in the merger was much greater than the historical net book value at which Ancor carried its assets in its accounts.

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

     We currently rely on several independent foundries to manufacture our semiconductor products either in finished form or wafer form. Generally, we conduct business with some of our foundries through written purchase orders as opposed to long-term supply contracts. Therefore, these foundries are generally not obligated to supply products to us for any specific period, in any specific quantity or at any specified price. If a foundry terminates its relationship with us or if our supply from a foundry is otherwise interrupted, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. As a result, we may not be able to meet customer demands, which could harm our business.

     Historically, there have been periods when there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We are continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries have in the past taken, and could in the future take, longer than anticipated. New supply sources may not be able or willing to satisfy our wafer requirements on a timely basis or at acceptable quality or unit prices.

     We use multiple sources of supply for some of our products, which may require customers to perform separate product qualifications. We have not developed alternate sources of supply for all of our products and our newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely effected. The requirement that a customer perform separate product qualifications, or a customer's inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors.

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

     Our Fibre Channel products have been designed to conform to a standard that has yet to be uniformly adopted. Our products must be designed to operate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, operating system software and peripherals. We depend on significant cooperation with these manufacturers in order to achieve our design objectives and produce products that interoperate successfully. While we believe that we generally have good relationships with leading microprocessor, systems and peripheral suppliers, there can be no assurance that these suppliers will not make it more difficult for us to design our products for successful interoperability. If industry acceptance of these standards were to decline or if they were replaced with new standards, and if we did not anticipate these changes and develop new products, our business could be adversely affected.

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

     Further, we may never enjoy the perceived benefits of an acquisition. We may not be effective in identifying and completing attractive acquisitions or managing future growth. Future acquisitions by us could dilute stockholders, and cause us to incur debt and contingent liabilities and amortization expense related to goodwill and other intangible assets, all of which could materially adversely affect our business. With respect to accounting for future business combinations, the Financial Accounting Standards Board, or FASB, has announced it may abolish pooling-of-interests accounting treatment. The standard, as currently proposed, would affect transactions after January 1, 2001. If the FASB does eliminate pooling-of-interests accounting treatment, we may not be able to complete a business combination without incurring goodwill or other intangible assets. While the new proposal would reduce the quarterly and yearly recurring charge for the amortization of goodwill, a significant charge to earnings may be recorded if it can be determined that the goodwill is impaired. Such a charge could have a material impact on the Company's results of operations if the estimated fair value of QLogic common stock, stock options and warrants issued in a purchase business combination was much greater than the historical net book value at which the acquired company carried its assets in its accounts.

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

OUR STOCK PRICE MAY BE VOLATILE WHICH COULD AFFECT THE VALUE OF YOUR INVESTMENT.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through February 14, 2001, the market price has ranged from a low of $39.69 per share to a high of $203.25 per share. Future announcements concerning us or our competitors or customers, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by us or our competitors, conditions in the semiconductor industry, changes in earnings estimates by analysts, market conditions for high technology stocks in general, and the potential for a shareholder lawsuit, or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity

     As of December 31, 2000, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $215.8 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            ITEM CAPTION
-------                           ------------
  2.1     Distribution Agreement dated as of January 24, 1994 among
          Emulex Corporation, a Delaware corporation, Emulex
          Corporation, a California Corporation and QLogic
          Corporation.(1)
  2.2     Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
          Communications, Incorporated.(14)
  2.3     Stock Option Agreement dated as of May 8, 2000 by and among
          QLogic Corporation and Ancor Communications,
          Incorporated.(14)
  2.4     Form of Voting Agreement dated as of May 8, 2000 by and
          among QLogic Corporation and various Ancor Communications,
          Incorporated directors and executive officers.(12)
  3.1     Certificate of Incorporation of Emulex Micro Devices
          Corporation, dated November 13, 1992.(1)
  3.2     EMD Incorporation Agreement, dated as of January 1, 1993.(1)
  3.3     Certificate of Amendment of Certificate of Incorporation,
          dated May 26, 1993.(1)
  3.4     By-Laws of QLogic Corporation.(1)
  3.5     Amendments to By-Laws of QLogic Corporation.(4)
  3.6     Certificate of Amendment of Certificate of Incorporation,
          dated May 26, 1993. (Incorporated by reference to an exhibit to QLogic Corporation's Registration Statement on Form 10
          filed January 28, 1994.)
  3.7     Certificate of Amendment of Certificate of Incorporation,
          dated February 15, 1999.(9)
  3.8     Certificate of Amendment of Certificate of Incorporation,
          dated January 5, 2000.(11)
  4.1     Rights Agreement, dated as of June 4, 1996 between QLogic
          Corporation and Harris Trust Company of California, which
          includes as Exhibit B thereto the form of Rights
          Certificate.(5)
  4.2     Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
          California.(6)
  4.3     Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of
          California.(13)
 10.1     Form of QLogic Corporation Non-Employee Director Stock
          Option Plan.*(1)
 10.1.1   Form of QLogic Corporation Non-Employee Director Stock
          Option Plan, as amended.*(9)
 10.2     Form of QLogic Corporation Stocks Awards Plan.*(1)
 10.2.1   Form of QLogic Corporation Stocks Awards Plan, as
          amended.*(9)
 10.3     Form of Tax Sharing Agreement among Emulex Corporation, a
          Delaware corporation, Emulex Corporation, a California
          corporation, and QLogic Corporation.(1)
 10.4     Administrative Services Agreement, dated as of February 21,
          1993, among Emulex Corporation, a California corporation,
          Emulex Corporation, a Delaware corporation and QLogic
          Corporation.(1)
 10.5     Employee Benefits Allocation Agreement, dated as of January
          24, 1994, among Emulex Corporation, a Delaware corporation,
          Emulex Corporation, a California corporation, and QLogic
          Corporation.(1)
 10.6     Form of Assignment, Assumption and Consent Re: Lease among
          Emulex Corporation, a California corporation, QLogic
          Corporation and C.J. Segerstrom & Sons, a general
          partnership.(1)

EXHIBIT
NUMBER                            ITEM CAPTION
-------                           ------------
 10.7     Intellectual Property Assignment and Licensing Agreement,
          dated as of January 24, 1994, between Emulex Corporation, a
          California Corporation, and QLogic Corporation.(1)
 10.8     Form of QLogic Corporation Savings Plan.*(1)
 10.9     Form of QLogic Corporation Savings Plan Trust.*(1)
 10.10    Loan and Security Agreement with Silicon Valley Bank dated
          July 6, 1998(7)
 10.11    Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
 10.12    Supplement to Tax Sharing Agreement, dated June 2, 1995,
          between QLogic Corporation and Emulex Corporation.(3)
 10.13    Industrial Lease Agreement between the Registrant, as
          lessee, and AEW/Parker South, LLC, as lessor.(8)
 10.14    Press release related to February 22, 1999 stock split.(8)
 10.15    Form QLogic Corporation 1998 Employee Stock Purchase
          Plan.(9)
 10.16    Loan and Security Agreement with Silicon Valley Bank dated
          July 6,2000.(16)
 10.17    Press release related to July 30, 1999 stock split.(10)
 10.18    Press release related to February 7, 2000 stock split.(15)

---------------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

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

 (5) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A on November 25, 1997, and incorporated herein by reference.

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

(12) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated May 11, 2000, and incorporated herein by reference.

(13) Previously filed as and exhibit to Registrant's Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(14) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

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

          (1) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QLOGIC CORPORATION

Date: February 14, 2001                   By:        /s/ H. K. DESAI
                                            ------------------------------------
                                                        H. K. Desai
                                             Chairman, Chief Executive Officer
                                                        and President

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