Form 10-K405
period 2001-04-01
QLOGIC CORP
filed 2001-07-02
CIK 918386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 1, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 15, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,488,394,936.

     As of June 15, 2001, the registrant had 92,457,289 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:

     Part III, Items 10, 11, 12 and 13 -- Definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 fiscal year.

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

     All references to years refer to the Company's fiscal years ended April 1, 2001, April 2, 2000 and March 28, 1999 as applicable, unless the calendar years are specified.

OVERVIEW

     QLogic is a leading designer and supplier of Storage Area Networking (SAN) infrastructure building blocks. Our SAN infrastructure building blocks, comprised of semiconductor chips, host board adapters and switches, are integrated into storage networking solutions of the world's leading system and storage manufacturers. Companies such as Sun Microsystems, Inc., IBM, Dell Computer Corporation, Compaq Computer Corporation, Fujitsu Microelectronics, Inc. and Hitachi Ltd. all use some or all of our components in the storage and systems solutions they sell to the world's largest information technology environments. In addition to our original equipment manufacturer relationships with these and other companies, in January 2000 we started delivering selected Fibre Channel building blocks through leading distributors, systems integrators and resellers, thereby expanding our reach and visibility to the information technology community.

STORAGE INDUSTRY

     The University of California at Berkeley report entitled "How Much Information?" published in late 2000, attempted to measure how much information is generated in the world each year. The report concluded we currently generate over 1.6 million terabytes (1 terabyte equals roughly 1 million books) of magnetically recorded information a year. Even more surprising is that this volume is doubling every year. The ability to access, share and, most importantly, manage this amount of information represents a large market opportunity.

     In the mid-1980s the need to distribute information quickly and efficiently drove client access from a "mainframe direct connect" environment to a Local Area Network (LAN) environment. More recently, the need to access growing volumes of information by large numbers of homogeneous and heterogeneous computing platforms has led to a rapid adoption of storage area networking environments. As indicated in the UC Berkeley study, the explosive expansion of the Internet and the growing use of digital information servers act as a catalyst for ever increasing storage requirements and drives the need to network storage for accessibility, maintainability and simplicity of management.

     Storage area networking was first introduced by IBM with the Enterprise System Connection (ESCON) in the early 1990s. While this was an effective solution for IBM mainframe environments, it did nothing for the rapidly expanding open systems environment. Fibre Channel, which was introduced in 1994, promised superior connectivity, distance and access benefits over ESCON in a standard protocol.

     Initially deployed in a loop environment and used primarily for its tremendous bandwidth advantages over existing Small Computer System Interface
(SCSI) solutions, Fibre Channel gradually moved into networked environments. At first, deployments used hubs to connect networked servers and storage subsystems. Subsequently, switches replaced hubs and now represent the vast majority of deployments.

     As was the case in the adoption of LANs, software was a key ingredient to the successful adoption of storage area networking. The ability to consolidate multiple computing environments and share connectivity of previously dedicated storage offered significant cost advantages. The only remaining issue was managing such a sophisticated environment. SANs followed much the same adoption path as LANs, with storage manufacturers, original equipment manufacturers and third parties all developing and delivering SAN management solutions. Today there are many SAN management solutions available, from relatively basic solutions for small environments to extensive software packages capable of managing thousands of SAN nodes.

     Storage Area Networks are still in the early adoption phase with Fibre Channel the primary enabling technology for their implementation. According to International Data Corporation (IDC) and Dataquest market reports, SANs will dominate the storage market by 2004 and Fibre Channel will be the overwhelmingly dominant technology used to deploy SANs through 2004 and beyond.

THE QLOGIC SOLUTION

     We have been designing and marketing storage connectivity and management controller products for over 14 years. Initially we produced high-performance controller chips for leading hard disk drive manufacturers. Then expanded into high-performance host bus adapters in the early 1990s and in 2001 we added Fibre Channel switches through our merger with Ancor Communications, Inc. to expand our storage networking solution set.

     To ensure that our storage network products, and the products of our largest customers, remain competitive in the industry, we continued to expand our core competence in semiconductor design. In 1996 we introduced the industry's first fully integrated single chip Peripheral Computing Interface, or PCI, to Fibre Channel controller. This chip and the board products we designed around it, quickly became a standard for performance, reliability and interoperability in the storage industry. In addition, leading Redundant Array of Independent Disks (RAID) storage and system manufacturers selected this chip for their internal Fibre Channel SAN initiatives.

     One of our key strategies has been to provide our customers with solutions that simplify their product design requirements. Complete storage networking solutions that are pre-tested and easy to install significantly reduce the implementation efforts in both manufacturing and enterprise information technology environments. This strategy also led us to acquire Ancor Communications, Inc., a leading SAN switching technology company, enabling us to deliver our customers a complete end-to-end SAN infrastructure. Today our SAN infrastructure components can be found in all aspects of the SAN infrastructure, including SAN-connected disk drives, RAID controllers, SAN switches, system host bus adapters and even systems motherboards.

QLOGIC PRODUCT OVERVIEW

     QLogic designs and supplies storage network infrastructure components and software for the world's largest server and storage subsystem manufacturers and ultimately for the medium to large information technology environment. Our products are based on small computer systems interface (SCSI) and Fibre Channel standards. We have the unique position as the only end-to-end supplier of Fibre Channel network infrastructure components that aid in the transfer and acquisition of data within the Storage Area Network. Our products include our SANblade adapters and SANbox Fibre Channel Switches. In addition, we design and supply controller chips used in hard drives and tape drives as well as enclosure management and baseboard management chip solutions that monitor the health of the physical environment within a server or storage enclosure.

  Storage Network Infrastructure Products

     SANblade(TM) Host Bus Adapters

     Currently, QLogic's SANblade family consists of board-level solutions based on Fibre Channel. QLogic SANblade products are engineered around a standard, common driver interface (CDI), so developers can migrate between topologies with minimal investment and bring new technology products to market quickly. QLogic produces a broad-line of host bus adapters and management software for both direct connect and SAN connected environments.

          SANblade 2300, 2200 and 2100 Series. Host bus adapters support a wide range of operating system environments and provide reliable, high-performance connectivity for the world's leading server and storage subsystem platforms.

     PCI-SCSI Host Bus Adapters

     Designed for maximum performance in real world applications, QLogic's PCI-SCSI host bus adapter family enables a powerful combination of speed and host-CPU independence, making QLogic SCSI products among the most scalable solutions on the market.

     SANbox(TM) Fibre Channel Switches

     We develop and market innovative Fibre Channel switches and switch management software. Deployed in single or multi-stage "fabrics" of almost any size, these products are essential to the creation of resilient, intelligent SANs. Linking multiple host and storage resources, SANbox products create the connectivity framework that allows users to share and efficiently access stored data.

     The SANbox product line features 8-, 16-, 64-, and 128-port switches along with a variety of software tools. By incorporating these reliable, highly-scalable products in their own solutions, QLogic's original equipment manufacturer and systems integrator partners along with enterprise network storage customers maximize the benefits of today's state-of-the-art SAN technologies.

          SANbox 8. The SANbox-8's small size makes it the ideal 8-port switch for either "edge switch" or "core switch" use, supporting applications ranging from server clustering to storage consolidation and enterprise backup.

          SANbox 16/16HA. The SANbox-16 is the ideal storage consolidation, server clustering, enterprise backup for any application requiring maximum reliability, availability and performance. The SANbox-16HA includes all the features of our standard 16-port switch, plus optional dual redundant power supplies.

          SANbox 64/128. The SANbox-64/128 Director, which is sold exclusively to our OEM customers, is a highly scalable Fibre Channel switch offering Reliability, Availability and Serviceability (RAS) features required in today's 24X7 data center environment. Providing robust, mainframe-class connectivity for mission-critical open systems storage applications, the SANbox Director creates an intelligent backbone infrastructure.

     SAN Management Software

     With the SAN as the prime focus for IT managers, and the ability to easily configure and manage critical data resources as a primary requirement, we offer two software tools that help manage network connectivity through host bus adapters and network switches -- QLogic Management Suite (QMS) and SANSurfer(TM).

     ISP Controller Chips

     QLogic's PCI-Fibre Channel and PCI-SCSI controllers are highly integrated, cost effective solutions. Interoperability is a key feature of our single-chip design and ultra-scalable chip architecture, making our Fibre Channel products easy to implement and migrate to new technology.

     Peripheral Controllers

     QLogic's Peripheral Controllers are the industry standard for stand-alone SCSI and Fibre Channel solutions, providing the flexibility and performance required for applications in hard drives, tape drives, scanners, and other peripheral products.

     Management Controllers

     QLogic's Management Controller products monitor and control the physical environment within server or storage enclosure environment. These products detect the presence or absence of functional disk drives, power supplies and fans, as well as monitor the temperature within the enclosure, and pass the information back to a system for display and/or programmed action.

SALES AND MARKETING

     We market and distribute our products through original equipment manufacturer partners, system integrators, resellers and our direct sales organization supported by sales and field engineering personnel. We also utilize a network of independent manufacturers' representatives and regional and international distributors.

     In North America, we maintain a direct sales force to serve our large original equipment manufacturer customers and multiple outside representatives that are focused on medium and emerging accounts. National distributors carrying our products serve the Value Added Reseller (VAR) market.

     We also utilize a focused sales organization to assist, train, equip and augment the sales organizations of our major original equipment manufacturer customers and their respective reseller organizations and partners.

     We market and sell our products throughout the world. Internationally, we utilize an extensive network of distributors and master distributors to focus on the original equipment manufacturer and VAR markets. We maintain direct sales and technical relationships with our major original equipment manufacturer customers.

     We believe that it is important to work closely with our large peripheral and computer system manufacturers during their design cycles. We support these customers with extensive applications and system design support, as well as training classes and seminars, conducted both in the field and from our offices in Eden Prairie, Minnesota and Aliso Viejo, California. We also maintain a high level of customer support through technical hotlines and Internet communications.

     For our original equipment manufacturer customers, our sales efforts are focused on establishing and developing long-term relationships. The sales cycle typically begins with one of our product designs being selected as a component into a potential customer's computer system or data storage peripheral. Once we secure this design win with a given customer, the time to product shipment can range between six and 18 months. After winning a design with a potential customer, we work closely with the customer to integrate our product with the customer's current and next generation products.

     We actively participate within industry organizations relating to the development and acceptance of industry standards. We also collaborate with peer companies in respective markets through co-marketing activities, joint training, road tours and cooperative testing. To ensure multi-vendor inter-operation, we maintain extensive interoperability and testing laboratories.

ENGINEERING AND DEVELOPMENT

     Our industry is subject to rapid and regular technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural and systems expertise to address a broad range of Input/Output, or I/O, and SAN solutions.

     We are engaged in the design and development of integrated circuits for Fibre Channel switches, switch components, SCSI I/O controllers and Fibre Channel host bus adapters. We also design and develop SCSI and Fibre Channel hard disk controllers and management controller semiconductors used in storage peripherals and server enclosures and circuit boards.

     We continue to invest heavily in research and development and have expanded our capabilities with the merger with Ancor Communications, Inc. and the acquisition of Little Mountain Group, Inc. Recognizing the rapid technological evolution in the industry, we maintain research and development activities in the areas of emerging technologies including Infiniband and iSCSI.

     On April 1, 2001, we employed approximately 330 engineers, including technicians and support personnel engaged in the development of new products and the improvement of existing products. There can be no assurance that we will continue to be successful in attracting and retaining key personnel with the skills and expertise necessary to develop new products in the future.

BACKLOG

     Our backlog of orders was approximately $86.2 million on April 1, 2001, compared to approximately $83.9 million on April 2, 2000. These backlog figures include only orders scheduled for shipment within six months. Most orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Our customers have in the past encountered uncertain and changing demand for their products. Orders are typically placed based on customer forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. In the past, we have experienced and we may at any time and with minimal notice in the future experience cancellations and postponements of orders. Therefore, the level of backlog at any particular date is not necessarily indicative of sales for any future period.

COMPETITION

     The markets for storage area network infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards.

     Due to the broad array of components required in the storage area network infrastructure, we compete with several companies. In the host bus adapter (HBA) market our primary competitors are Emulex Corporation, Adaptec Inc. and JNI Corporation. Our switch products compete with Brocade Communications Systems, Inc., however, there are also many other smaller companies in these markets.

     There are two markets in the Fibre Channel semiconductor controller business. The first market is associated with host applications and controller interfaces. In this market our primary competitors are Agilent Technologies and LSI Logic Corporation. The other market is the hard drive controller business. Although there are no direct competitors currently, potential competitors are LSI Logic Corporation and vertically integrated hard disk drive manufacturers.

     Finally, our enclosure and baseboard management semiconductor controllers compete primarily with Vitesse Semiconductor Corporation.

MANUFACTURING

     We subcontract the manufacturing of our semiconductor chips and host bus adapter boards and switches to independent foundries and subcontractors, which allows us to avoid the high costs of owning, operating and constantly upgrading a wafer fabrication facility and assembly factory. As a result, we focus our resources on product design and development, quality assurance, sales and marketing and customer support. We design our semiconductor switches, and host adapter board products, and perform final tests on products, including tests required under our ISO9001/TickIT Certification. We also provide fabrication process reliability tests, conduct failure analysis and audit the finished goods inventory to confirm the integrity of our quality assurance procedures.

     Our semiconductors are currently manufactured by a number of domestic and offshore foundries. Our major semiconductor suppliers are Toshiba, NEC Electronics, LSI Logic Corporation and Samsung Semiconductor, Inc. Most of our products are manufactured using 0.35 or 0.25 micron process technology.

     We depend on our foundries to allocate a portion of their foundry capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and manufacture products of their own design. We do not have long-term agreements with any of our foundries; we purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing foundries, and intend to qualify new foundries, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current foundry relationships or obtain additional capacity.

     We currently purchase our semiconductor products from our foundries either in finished form or wafer form. We use subcontractors to die assemble our semiconductor products purchased in wafer form, and to assemble our switches and host adapter board products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. Following assembly, we further test and inspect the packaged devices prior to shipment to our customers. For our host adapter board products, we purchase components in kit form. We provide these items to contract manufacturing companies that work together with our component suppliers to assemble the boards to our specifications. For our switch products, we subcontract the material, management, test and assembly to a subcontractor.

     Most component parts used in our host bus adapter boards are standard off-the-shelf items, which are, or can be, dual-sourced. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each host adapter board and chip product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or the inability by us to procure adequate supplies of our products could have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     Although we have thirteen patents issued and fifteen additional patent applications pending in the United States, we rely primarily on our trade secrets, trademarks and copyrights to protect our intellectual property. We attempt to protect our proprietary information through confidentiality agreements and contractual provisions with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

EMPLOYEES

     We had 624 employees as of April 1, 2001, including 330 engineers. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal product development, operations, sales and corporate offices are currently located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We purchased the Aliso

Viejo facility on March 23, 2000 and the facility is held without encumbrance. Additionally, we have leased design centers in Austin, Texas, Roseville, California and Eden Prairie, Minnesota comprising 5,973 square feet, 15,000 square feet and 50,182 square feet, respectively.

ITEM 3. LEGAL PROCEEDINGS

     Periodically, we are a party to ordinary disputes arising in the normal course of business. We do not believe that the outcome of any current legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 2001 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     Shares of our common stock are traded and quoted in The NASDAQ National Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent years as reported on The NASDAQ National Market. The share prices have been retroactively restated to reflect the two-for-one stock split of our common stock which was effected in February 2000.

                                                              SALES PRICES
                                                            -----------------
                                                             HIGH       LOW
                       FISCAL 2001                          -------    ------
First Quarter.............................................  $131.75    $39.69
Second Quarter............................................   119.25     60.25
Third Quarter.............................................   130.25     60.44
Fourth Quarter............................................    99.13     21.75

                                                             HIGH       LOW
                       FISCAL 2000                          -------    ------
First Quarter.............................................  $ 34.22    $14.38
Second Quarter............................................    49.75     31.25
Third Quarter.............................................    83.75     22.50
Fourth Quarter............................................   203.25     68.06

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of our common stock was 650 as of April 1, 2001.

DIVIDENDS

     We have never paid cash dividends on our common stock and currently have no intention to do so. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our operating results, financial condition and other factors as the board of directors, in its discretion, deems relevant.

ITEM 6. SELECTED FINANCIAL DATA(1)

     The following table of certain selected data regarding QLogic should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                FISCAL YEAR ENDED
                                           ------------------------------------------------------------
                                           APRIL 1,    APRIL 2,    MARCH 28,    MARCH 29,    MARCH 30,
                                             2001        2000         1999         1998         1997
                                           --------   ----------   ----------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
SELECTED STATEMENTS OF OPERATIONS DATA
Net revenues.............................  $357,542    $216,093     $121,575     $ 89,317     $75,185
Cost of revenues.........................   128,739      70,982       49,034       40,040      41,717
                                           --------    --------     --------     --------     -------
     Gross profit........................   228,803     145,111       72,541       49,277      33,468
                                           --------    --------     --------     --------     -------
Operating expenses:
  Engineering and development............    56,315      47,451       29,809       19,872      13,620
  Selling and marketing..................    36,482      22,623       15,248       12,540       9,047
  General and administrative.............    14,828      11,202        8,803        8,402       6,897
  Merger and related expenses............    22,947          --           --           --          --
                                           --------    --------     --------     --------     -------
          Total operating expenses.......   130,572      81,276       53,860       40,814      29,564
                                           --------    --------     --------     --------     -------
          Operating income...............    98,231      63,835       18,681        8,463       3,904
Interest and other income................    18,706       9,181        5,759        3,543         637
                                           --------    --------     --------     --------     -------
  Income before income taxes.............   116,937      73,016       24,440       12,006       4,541
Income tax provision.....................    48,168      24,701        8,310        4,983       2,132
                                           --------    --------     --------     --------     -------
Net income...............................    68,769      48,315       16,130        7,023       2,409
Accretion on convertible preferred
  stock..................................        --          12          762          345         331
Net income attributable to common
  stockholders...........................  $ 68,769    $ 48,303     $ 15,368     $  6,678     $ 2,078
                                           ========    ========     ========     ========     =======
Basic net income per share(2)............  $   0.76    $   0.56     $   0.20     $   0.10     $  0.04
                                           --------    --------     --------     --------     -------
Diluted net income per share(2)..........  $   0.72    $   0.52     $   0.18     $   0.09     $  0.04
                                           --------    --------     --------     --------     -------
SELECTED BALANCE SHEET DATA
Working capital..........................  $442,702    $257,127     $118,790     $ 96,066     $26,312
Total assets.............................  $571,497    $394,969     $203,479     $159,295     $58,676
Long-term capitalized lease obligations,
  excluding current installments.........  $     --    $     --     $     --     $    141     $   352
Other non-current liabilities............  $     --    $     --     $     --     $     --     $   924
Total stockholders' equity...............  $523,702    $359,325     $175,710     $139,255     $43,711

---------------
(1) The condensed consolidated selected financial data as of April 2, 2000, and all financial data prior to that, have been restated to give effect to the August 1, 2000 merger accounted for using the pooling-of-interest method.

(2) All per share data has been retroactively restated to reflect the stock splits in February 1999, August 1999 and February 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth under "Factors That May Affect Future Results" and elsewhere in this document, which include without limitation the fact that our operating results fluctuate significantly, that our business is dependent on the storage area network market that is new and unpredictable, and that our financial condition will be materially harmed if we do not maintain and gain market or industry acceptance of our products. Readers of this Annual Report on Form 10-K are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. QLogic undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

                             RESULTS OF OPERATIONS

     The following table sets forth the results of operations and percentage of total revenues in our consolidated statements of income:

                                                         FISCAL YEAR ENDED
                                    -----------------------------------------------------------
                                      APRIL 1, 2001        APRIL 2, 2000       MARCH 28, 1999
                                    -----------------    -----------------    -----------------
                                                          (IN THOUSANDS)
Net revenues......................  $357,542    100.0%   $216,093    100.0%   $121,575    100.0%
Cost of revenues..................   128,739     36.0      70,982     32.8      49,034     40.3
                                    --------    -----    --------    -----    --------    -----
     Gross profit.................   228,803     64.0     145,111     67.2      72,541     59.7
                                    --------    -----    --------    -----    --------    -----
Operating expenses:
  Engineering and development.....    56,315     15.8      47,451     22.0      29,809     24.5
  Selling and marketing...........    36,482     10.2      22,623     10.5      15,248     12.6
  General and administrative......    14,828      4.1      11,202      5.2       8,803      7.2
  Merger and related expenses.....    22,947      6.4          --       --          --       --
                                    --------    -----    --------    -----    --------    -----
          Total operating
            expenses..............   130,572     36.5      81,276     37.7      53,860     44.3
                                    --------    -----    --------    -----    --------    -----
          Operating income........  $ 98,231     27.5%   $ 63,835     29.5%   $ 18,681     15.4%
                                    ========    =====    ========    =====    ========    =====

NET REVENUES

     Our net revenues are derived primarily from the sale of SCSI and Fibre Channel based I/O products and enclosure management products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in fiscal 2001 increased $141.4 million or 65% from fiscal 2000 to $357.5 million. The increase was the result of a $35.8 million increase in sales of SCSI products, and a $112.1 million increase in sales of Fibre Channel products, partially offset by a $6.4 million decrease in IDE-based royalties.

     Net revenues in fiscal 2000 increased $94.5 million or 78% from fiscal 1999 to $216.1 million. The increase was the result of a $34.9 million increase in sales of SCSI products, a $48.8 million increase in sales of Fibre Channel products, and a $10.8 million increase in IDE-based royalties.

     Export revenues (primarily to Pacific Rim Countries) in fiscal year 2001 increased $84.0 million or 73% from fiscal 2000 to approximately $198.9 million. Export revenues in fiscal 2000 increased $51.6 million or 82% from fiscal 1999, to approximately $114.9 million. As a percentage of net revenues, export revenues accounted for 56% in fiscal year 2001, 53% in fiscal year 2000, and 52% in fiscal year 1999. The increase in export net revenues as a percentage of total revenues is due to an increase in net revenues in Pacific Rim countries. The increases in export revenue dollars are primarily due to increased sales to customers in Japan and to a lesser extent, Europe. Export revenues are denominated in U.S. Dollars. We do not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of our operations.

     A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our four largest customers accounted for approximately 64% of net revenues in fiscal year 2001, 55% in fiscal year 2000, and 55% in fiscal year 1999. In fiscal 2001, Fujitsu Limited accounted for 29% of net revenues, and Sun Microsystems accounted for 18% of the Company's net revenues. In fiscal 2000, Fujitsu Limited accounted for 27% of net revenues, and Sun Microsystems accounted for 13% of the Company's net revenues. In fiscal 1999, Fujitsu Limited accounted for 24% of net revenues and Sun Microsystems accounted for 18% of net revenues.

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

GROSS PROFIT

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in fiscal 2001 was 64%, a decrease from 67% in fiscal 2000. The percentage decline was due to a reduction in the contribution of license fees combined with an increase in sales of switch products with lower margins.

     The gross profit percentage in fiscal 2000 was 67%, an increase from 60% in fiscal 1999. The percentage increase was due to the increasing contribution of license fees combined with the continuing introduction of new, higher margin products and volume related cost reductions on mature products.

     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. As a result, we do not anticipate gross profit percentages to remain consistent with historic trends.

OPERATING EXPENSES

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related material, occupancy costs, and computer support. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. As a result, we expect that engineering and development expenses will increase in absolute dollars in fiscal 2002.

     Engineering and development expenses were $56.3 million in fiscal year 2001, $47.5 million in fiscal year 2000, and $29.8 million in fiscal year 1999. As a percentage of net revenues this amounted to 16% in fiscal 2001, 22% in fiscal 2000, and 25% in fiscal 1999. The increase in spending each fiscal year was largely due to increased levels of spending for Fibre Channel, IDE, and SCSI design and engineering support. The decline as a percentage of net revenues is attributed to economies of scale benefits realized from an increase in net revenues.

     In fiscal year 2000 we incurred a $7.5 million charge for acquired in-process technology relating to the acquisition of AdaptiveRAID(R) technology from Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of nStor Corporation. The Company recorded the purchase price as a one-time charge for in-process research and development of $7.5 million to engineering and development expense in the fourth fiscal quarter ended April 2, 2000.

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

     Sales and marketing expenses were $36.5 million in fiscal 2001, $22.6 million in fiscal 2000, and $15.2 million in fiscal 1999. As a percentage of net revenues this amounted to 10% in fiscal 2001, 11% in fiscal 2000, and 13% in fiscal 1999. The increases in dollars reflected an increased level of sales commissions paid as a result of the increase in revenues. The decrease in sales and marketing expenses as a percentage of net revenues from fiscal 1999 to fiscal 2000 and from fiscal 2000 to fiscal 2001 relates to economies of scale benefits realized from the growth in net revenues.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, human resources and information technology personnel. Non-personnel related expenses consist of recruiting fees, professional services, and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs relating to the growth of the business and our operation as a public company.

     General and administrative expenses were $14.8 million in fiscal 2001, $11.2 million in fiscal 2000, and $8.8 million in fiscal 1999. As a percentage of net revenues this amounted to 4% in fiscal 2001, 5% in fiscal 2000, and 7% in fiscal 1999. In fiscal 2001 salaries and fringe benefits increased by $3.6 million due to an increase in personnel, combined with increases in bad debt reserve related to accounts receivable growth. The decrease in general and administrative expenses as a percentage of net revenues is due to our benefits realized from economies of scale related to the increases in net revenue.

     General and administrative expenses increased in fiscal year 2000 from fiscal year 1999 due to an increase in outside services related to the acquisition of Silicon Design Resources, Inc. and an increase in general and administrative personnel.

     Merger and Related Expenses. Merger and related expenses consist primarily of direct and incremental transaction costs, such as fees for investment bankers, attorneys, accountants, and other related fees and expenses. Merger and related costs of approximately $22.9 million were incurred in fiscal year 2001 in connection with the merger with Ancor accounted for as a pooling-of-interests.

NON-OPERATING INCOME

     Interest and other income, was $18.7 million in fiscal 2001, $9.2 million in 2000, and $5.9 million in fiscal 1999. The increases in interest and other income in fiscal 2001, 2000 and 1999 are largely due to increases in cash equivalents and investment balances due to $64.9 million in net proceeds received from a secondary stock offering in the second quarter of 2000, $14.8 million in net proceeds received from Intel pursuant to a stock purchase agreement in the third quarter of fiscal 2000, and $77.5 million in net proceeds received from a secondary stock offering in the second quarter of fiscal 1998. Additionally, cash equivalent and investment balances have increased due to cash flow from operations in each of the last three fiscal years.

INCOME TAX PROVISION

     Our effective tax rates were approximately 41% in fiscal 2001, 34% in fiscal 2000, and 34% in fiscal 1999. The increase in tax rates in fiscal 2001 is due to nondeductible costs incurred in conjunction with the merger with Ancor Communications, Inc. For more information on the merger, please see Note (2) in Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133 ("SFAS 138"). Although we continue to review the effect of the implementation of SFAS 133 and SFAS 138, we do not currently believe their adoption will have a material impact on our financial position or overall trends in results of operations and do not believe adoption will result in significant changes to our financial risk management practices.

LIQUIDITY AND CAPITAL RESOURCES

     Our combined balances of cash and cash equivalents, short-term and long-term investments have increased to $355.5 million at April 1, 2001 compared to $244.4 million at April 2, 2000. The increase was attributable to positive cash flow from operations, primarily net income growth, during the twelve months ended April 1, 2001.

     Our primary source of liquidity is derived from working capital and cash from operations. We also have an unused $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $185.6 million to $442.7 million from April 2, 2000 to April 1, 2001. The increase in working capital in the fiscal year ended April 1, 2001 was largely attributable to positive cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank's prime rate. The credit facility expires on July 6, 2001, and, although there can be no assurance, we currently expect to renew this line of credit. There were no borrowings under this credit facility on April 1, 2001.

     Our cash flow provided by operations was $98.1 million in fiscal 2001, and $66.5 million in fiscal 2000. The growth in cash provided by operations compared to the prior year was primarily due to increases in profitability. Additionally, in fiscal 2001, cash flow from operations was improved by increases in income taxes payable, accounts payable, and accrued compensation balances, and was offset by increases in accounts and notes receivable and inventories. Our inventory turns decreased to 3.2 in fiscal 2001 from 3.5 in the comparable prior year period largely due to the increase in inventory at fiscal year end to assure product availability for HBA customers.

     Our cash flow used in investing activities was $86.7 million in fiscal 2001 compared to $110.9 million in fiscal 2000. The decrease in net cash used in investing activities in fiscal 2001 was primarily due to decreases in additions to property and equipment partially offset by increases in purchases of investments, net of maturities. Additions to property and equipment were $16.7 million in fiscal 2001, compared to $42.4 in fiscal 2000. The fiscal year 2000 additions to property and equipment included $32.2 million for the new corporate headquarters in Aliso Viejo, California.

     Our cash flow provided by financing activities was $30.0 million in fiscal 2001 compared to $96.0 million in the prior year. The fiscal year 2001 decrease in cash provided by financing activities was primarily due to a reduction in proceeds from sale of common and preferred stock offset by increases in proceeds from issuance of stock under employee stock plans.

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

OUR STOCK PRICE MAY BE VOLATILE WHICH COULD AFFECT THE VALUE OF YOUR INVESTMENT.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through April 1, 2001, the market price has ranged from a low of $21.75 per share to a high of $203.25 per share. Several factors could impact our stock price including, but not limited to:

     - announcements concerning QLogic, our competitors or customers;

     - quarterly fluctuations in our operating results;

     - introduction of new products or changes in product pricing policies by us or our competitors;

     - conditions in the semiconductor industry;

     - changes in earnings estimates by industry analysts; or

     - market conditions for high technology equities in general.

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

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE IF OUR RESULTS FAIL TO MEET INVESTORS' AND ANALYSTS' EXPECTATIONS.

     We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current profitability in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

     - changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

     - gain or loss of significant customers;

     - customer policies pertaining to desired inventory levels of our products;

     - negotiations of rebates and extended payment terms;

     - changes in our ability to anticipate in advance the mix of customer orders;

     - level of inventory our customers require us to maintain in our field warehouses;

     - the time, availability and sale of new products;

     - changes in the mix of products having differing gross margins;

     - variations in manufacturing capacities, efficiencies and costs;

     - the availability and cost of components, including silicon wafers;

     - warranty expenses;

     - variations in product development and other operating expenses;

     - revenue adjustments related to product returns;

     - adoption of new accounting pronouncements and/or changes in our policies; or

     - general economic and other conditions effecting the timing of customer orders and capital spending.

     Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products and our competitors' products. Although we do not maintain our own wafer manufacturing facility, large portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses would magnify the effect on net income of such shortfall in net revenues. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely effected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK (SAN) MARKET THAT IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Fibre Channel-based storage area networks, or SANs, were first deployed in 1997. As a result, the market for SANs and related storage router products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. A significant number of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations' computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

     - educate potential OEM customers, distributors, resellers, system integrators, storage service providers and end-user organizations about the benefits of SANs;

     - maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators, storage system providers;

     - predict and base our products on standards which ultimately become industry standards; and

     - achieve interoperability between our products and other SAN components from diverse vendors.

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

     - compete effectively on the basis of price and performance; or

     - adequately address original equipment manufacturer customer and end-user customer requirements and achieve market acceptance.

     We believe that to remain competitive in the future we will need to continue to develop new products, which will require a significant investment in new product development. A significant portion of our revenues is generated from Fibre Channel technology. We, along with our competitors are developing alternative technologies that may compete with the market acceptance of our Fibre Channel products, including, but not limited to, iSCSI and Infiniband. If this kind of alternative standard is adopted by the industry, we may not be able to develop products for the new standard in a timely manner. Further, even if these alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. If they are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

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

COMPETITION WITHIN OUR PRODUCT MARKETS IS INTENSE AND INCLUDES NUMEROUS ESTABLISHED COMPETITORS.

     The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec Inc. and LSI Logic Corporation in the SCSI sector of the I/O market. In the Fibre Channel host bus adapter sector of the I/O market, we compete primarily with Agilent Technologies, LSI Logic Corporation, Emulex Corporation, JNI Corporation and Adaptec Inc. In the switch products sector, we compete with Brocade Communications and several smaller companies. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large original equipment manufacturer customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

     We will need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful, or may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of storage area networking products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop and introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

OUR DISTRIBUTORS MAY NOT ADEQUATELY DISTRIBUTE OUR PRODUCTS WHICH COULD NEGATIVELY AFFECT OUR OPERATIONS.

     Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur rapidly as we anticipate, distributors may decrease the amount of product ordered from us in subsequent quarters. In addition, if we decrease our distributor-incentive programs, our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels. This could reduce our revenues in any given quarter and could negatively impact our operating results. In addition, we may from time to time take actions to reduce levels of our products at distributors. These actions could reduce our revenues in any given quarter and could negatively impact our operating results or revenues.

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

     We use multiple sources of supply for some of our products, which may require customers to perform separate product qualifications. We have not developed alternate sources of supply for all of our products and our newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic's transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely affected. The requirement that a customer perform separate product qualifications, or a customer's inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors. Constraints or delays in the supply of our products, due to capacity constraints, unexpected disruptions at our foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS THAT COULD LEAD TO AN INCREASE IN OUR COSTS, REDUCE OUR NET REVENUES OR DAMAGE OUR REPUTATION.

     Products as complex as ours frequently contain undetected software or hardware errors when first introduced or as newer versions are released. We have from time to time found errors in existing, new or enhanced products. The occurrence of hardware or software errors could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

BECAUSE WE DEPEND ON FOREIGN CUSTOMERS AND SUPPLIERS, WE ARE SUBJECT TO INTERNATIONAL ECONOMIC, REGULATORY AND POLITICAL RISKS THAT COULD HARM OUR FINANCIAL CONDITION.

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

     - political and economic instability; and

     - general trade restrictions.

     A significant number of our customers and suppliers are located in Japan. Historically, the Asian markets have suffered from economic uncertainty. This uncertainty has taken place especially in countries that have had a collapse in both their currency and stock markets. These economic pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region. Our export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

WE MAY NEED TO ENGAGE IN FINANCIALLY RISKY TRANSACTIONS TO GUARANTEE WE HAVE PRODUCTION CAPACITY WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING AND RESULT IN DILUTION TO OUR STOCKHOLDERS.

     The semiconductor industry and we have, in the past, experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, we may consider various possible supply agreements. Those types of agreements include the use of "take or pay" contracts, making equity investments in, or advances to, wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these arrangements would involve financial risk to us and could require us to commit a substantial amount of our funds or provide technology licenses in return for guaranteed production capacity. The need to commit our own funds may require us to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. This kind of additional financing, if necessary, may not be available on terms acceptable to us.

WE ANTICIPATE ENGAGING IN MERGERS, ACQUISITIONS AND STRATEGIC INVESTMENTS, HOWEVER, THESE ACTIVITIES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND STOCK PRICE IF THEY DO NOT COMPLEMENT OUR BUSINESS.

     We anticipate that our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with ours. Mergers and acquisitions involve numerous risks, including:

     - uncertainties in identifying and pursuing target companies;

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

     Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders' investment, and cause us to incur debt, contingent liabilities and amortization expense related to goodwill and other intangible assets, all of which could materially adversely affect our results of operations. With respect to accounting for future business combinations, the Financial Accounting Standards Board, or FASB, has announced it will abolish pooling-of-interests accounting treatment. The standard, as currently proposed, would affect transactions after January 1, 2002. If the FASB does eliminate pooling-of-interests accounting treatment, we may not be able to complete a business combination without incurring goodwill or other intangible assets. While the new proposal would eliminate the quarterly and yearly recurring charges for the amortization of goodwill, a significant charge to earnings may be recorded if it can be determined that the goodwill is impaired. This potential charge could have a material impact on the Company's results of operations.

     We have, and plan to continue, to make investments in technology companies, including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies' businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. If we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF THE RISKS ASSOCIATED WITH STRATEGIC ALLIANCES.

     We have alliances with leading information technology companies and we plan to continue our strategy of developing key alliances in order to expand our reach into emerging markets. There can be no assurance that we will be successful in our ongoing strategic alliances or that we will be able to find further suitable business relationships as we develop new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations or financial conditions.

     There can be no assurance that companies with which we have strategic alliances, certain of which have substantially greater financial, marketing and technological resources than us, will not develop or market products in competition with us in the future, discontinue their alliances with us or form alliances with our competitors.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE THAT WE INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

     We have recently experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our resources. Unless we manage this growth effectively, we may make mistakes in executing our business such as inaccurate sales forecasting, material planning, inventory management or financial reporting, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we test substantially all of our products prior to shipment. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

OUR CHARTER DOCUMENT AND SHAREHOLDER RIGHTS PLAN MAY DISCOURAGE COMPANIES FROM ACQUIRING US AND OFFERING OUR STOCKHOLDERS A PREMIUM FOR THEIR STOCK.

     Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock without any vote or future action by the stockholders. Pursuant to this authority, in June 1996 the board of directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-hundredths of a share of preferred stock for each outstanding share of our common stock. After adjustment for each of the three two-for-one stock splits effected by us to date, our common stock now carries one-eighth of the preferred stock purchase right per share. The shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

OUR CORPORATE HEADQUARTERS AND PRINCIPAL DESIGN FACILITIES ARE LOCATED IN A REGION THAT IS SUBJECT TO EARTHQUAKES AND OTHER NATURAL DISASTERS, AS WELL AS ELECTRICITY SHORTAGES.

     Our California facilities, including our principal executive offices, our principal design facilities, and our critical business operations are located near major earthquake faults. We are not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations and financial condition. Additionally, our operations depend upon a continuing adequate supply of electricity, natural gas and water. These energy sources have historically been available on a continuous basis and in adequate quantities for our needs. An interruption in the supply of raw materials or energy inputs for any reason would have an adverse effect on our manufacturing operations. Recently, California has had power shortages resulting in rolling blackouts, or the temporary and generally unannounced loss of electrical power. These shortages could affect our ability to supply products to our customers on a timely basis.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity

     At April 1, 2001, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, with a fair value of $227.2 million (see Note 4 of Notes to Consolidated Financial Statements). The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 1, 2001, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

     Our export revenues are denominated in U.S. dollars. As such, the Company does not have a material exposure to fluctuation in foreign currency.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 1, 2001 and April 2, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
May 15, 2001

                               QLOGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        APRIL 1, 2001 AND APRIL 2, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                2001         2000
                                                              --------    ----------
                                                                          (RESTATED)
Cash and cash equivalents...................................  $128,273     $ 86,889
Short term investments......................................   227,210      117,762
Accounts and notes receivable, less allowance for doubtful
  accounts of $2,372 and $1,014 as of April 1, 2001 and
  April 2, 2000, respectively...............................    53,588       27,489
Inventories.................................................    46,510       25,092
Deferred income taxes.......................................    32,558       28,726
Prepaid expenses and other current assets...................     2,358        1,716
                                                              --------     --------
          Total current assets..............................   490,497      287,674
Long term investments.......................................        --       39,797
Property and equipment, net.................................    56,843       50,533
Other assets................................................    24,157       16,965
                                                              --------     --------
                                                              $571,497     $394,969
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $ 18,017     $  7,958
Accrued compensation........................................    15,413       11,091
Accrued warranty............................................     2,887        2,172
Income taxes payable........................................     6,295          207
Other accrued liabilities...................................     5,183        9,119
                                                              --------     --------
          Total current liabilities.........................    47,795       30,547
                                                              --------     --------
Other non-current liabilities...............................        --        5,097
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized, (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................        --           --
  Common stock, $0.001 par value; 500,000,000 shares
     authorized, 92,324,042 and 89,715,017 issued and
     outstanding at April 1, 2001 and April 2, 2000,
     respectively...........................................        92           90
  Additional paid-in capital................................   393,383      293,992
  Deferred stock-based compensation.........................    (5,751)          --
  Retained earnings.........................................   134,254       65,485
  Other comprehensive income (loss).........................     1,724         (242)
                                                              --------     --------
          Total stockholders' equity........................   523,702      359,325
                                                              --------     --------
                                                              $571,497     $394,969
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
          YEARS ENDED APRIL 1, 2001, APRIL 2, 2000, AND MARCH 28, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2001         2000          1999
                                                             --------    ----------    ----------
                                                                         (RESTATED)    (RESTATED)
Gross revenues.............................................  $362,781     $216,860      $121,575
Sales discounts............................................     5,239          767            --
                                                             --------     --------      --------
Net revenues...............................................   357,542      216,093       121,575
Cost of revenues...........................................   128,739       70,982        49,034
                                                             --------     --------      --------
     Gross profit..........................................   228,803      145,111        72,541
                                                             --------     --------      --------
Operating expenses:
  Engineering and development..............................    56,315       47,451        29,809
  Selling and marketing....................................    36,482       22,623        15,248
  General and administrative...............................    14,828       11,202         8,803
  Merger and related expenses..............................    22,947           --            --
                                                             --------     --------      --------
          Total operating expenses.........................   130,572       81,276        53,860
                                                             --------     --------      --------
Operating income...........................................    98,231       63,835        18,681
Interest and other income..................................    18,706        9,181         5,759
                                                             --------     --------      --------
     Income before income taxes............................   116,937       73,016        24,440
Income tax provision.......................................    48,168       24,701         8,310
                                                             --------     --------      --------
     Net income............................................    68,769       48,315        16,130
Accretion on convertible preferred stock...................        --           12           762
                                                             --------     --------      --------
Net income attributable to common stockholders.............  $ 68,769     $ 48,303      $ 15,368
                                                             ========     ========      ========
Net income per share:
  Basic....................................................  $   0.76     $   0.56      $   0.20
                                                             ========     ========      ========
  Diluted..................................................  $   0.72     $   0.52      $   0.18
                                                             ========     ========      ========
Number of shares used in per share computations:
  Basic....................................................    91,073       86,485        77,823
                                                             ========     ========      ========
  Diluted..................................................    95,139       92,533        87,232
                                                             ========     ========      ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED APRIL 1, 2001, APRIL 2, 2000 AND MARCH 28, 1999
                                 (IN THOUSANDS)

                                 PREFERRED STOCK    COMMON STOCK     ADDITIONAL    DEFERRED                OTHER        TOTAL
                                 ---------------   ---------------    PAID-IN     STOCK-BASED   RETAINED    COMP    STOCKHOLDERS'
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL        COMP       EARNINGS   INCOME      EQUITY
                                 ------   ------   ------   ------   ----------   -----------   --------   ------   -------------
Balance as of March 29, 1998...     --      $--    75,421    $75      $135,208      $    --     $ 3,972    $  --      $139,255
  Net income and comprehensive
    income.....................     --      --        --      --            --           --      16,130       --        16,130
  Sales of Series C Preferred
    Stock (net)................      1      --        --      --        10,208           --          --       --        10,208
  Warrants issued in connection
    with license agreement.....     --      --        --      --           768           --          --       --           768
  Conversions of Series A
    preferred stock............     --      --        71      --            --           --          --       --            --
  Conversions of Series B
    preferred stock............     --      --     2,110       2            (2)          --          --       --            --
  Conversions of Series C
    preferred stock............     (1)     --     3,796       4            (4)          --          --       --            --
  Issuance of common stock
    under employee stock plans
    (including tax benefit of
    $5,769)....................     --      --     2,719       4         9,345           --          --       --         9,349
                                  ----      --     ------    ---      --------      -------     --------   ------     --------
Balance as of March 28, 1999...     --      $--    84,117    $85      $155,523      $    --     $20,102    $  --      $175,710
  Adjustment to conform fiscal
    year of pooled entity......     --      --       385      --         6,410           --      (2,932)    (242)        3,236
  Net income and comprehensive
    income.....................     --      --        --      --            --           --      48,315       --        48,315
  Sales of common stock in
    secondary offering (net of
    issuance costs of
    $4,174)....................     --      --     1,319       1        64,888           --          --       --        64,889
  Sales of common stock........     --      --       148      --        14,820           --          --       --        14,820
  Warrants issued in connection
    with product sales and for
    services rendered..........     --      --        --      --           798           --          --       --           798
  Conversions of Series C
    preferred stock............     --      --       436       1            --           --          --       --             1
  Issuance of common stock
    under employee stock plans
    (including tax benefit of
    $34,007)...................     --      --     3,310       3        51,553           --          --       --        51,556
                                  ----      --     ------    ---      --------      -------     --------   ------     --------
Balance as of April 2, 2000....     --      $--    89,715    $90      $293,992      $    --     $65,485    $(242)     $359,325
  Net income...................     --      --        --      --            --           --      68,769       --        68,769
  Change in unrealized gain on
    securities, net of tax.....     --      --        --      --            --           --          --    1,966         1,966
                                                                                                                      --------
    Total comprehensive
      income...................     --      --        --      --            --           --          --       --        70,735
  Warrants issued in connection
    with product sales.........     --      --        --      --         5,239           --          --       --         5,239
  Shares issued for business
    acquisition................     --      --        23      --        11,403       (5,891)         --       --         5,512
  Amortization of deferred
    stock-based compensation...     --      --        --      --            --          140          --       --           140
  Issuance of common stock
    under employee stock plans
    (including tax benefit of
    $52,742)...................     --      --     2,586       2        82,749           --          --       --        82,751
                                  ----      --     ------    ---      --------      -------     --------   ------     --------
Balance as of April 1, 2001....     --      $--    92,324    $92      $393,383      $(5,751)    $134,254   $1,724     $523,702
                                  ====      ==     ======    ===      ========      =======     ========   ======     ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED APRIL 1, 2001, APRIL 2, 2000, AND MARCH 28, 1999
                                 (IN THOUSANDS)

                                                                2001          2000          1999
                                                              ---------    ----------    ----------
                                                                           (RESTATED)    (RESTATED)
Cash flows from operating activities:
  Net income................................................  $  68,769    $  48,315     $  16,130
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provisions for non-cash sales discounts and consulting
      services..............................................      5,239          798            --
    Depreciation and amortization...........................     10,806        6,447         4,709
    Write-off of acquired in-process technology.............        554        8,410         1,220
    Provision for doubtful accounts.........................      1,358           35           201
    Loss on disposal of property and equipment..............        449          219           189
    Benefit from deferred income taxes......................     (5,829)      (9,359)       (6,283)
    Tax benefit from issuance of stock under employee stock
      plans.................................................     52,742       34,007         5,769
    Changes in assets and liabilities:
      Accounts and notes receivable.........................    (27,457)     (11,296)       (3,225)
      Inventories...........................................    (21,418)     (13,313)       (5,340)
      Prepaid expenses and other current assets.............       (642)          41        (1,431)
      Other assets..........................................      1,389         (137)       (1,158)
      Accounts payable......................................     10,059          551         2,152
      Accrued compensation..................................      4,322        3,519         2,403
      Income taxes payable..................................      6,088       (7,117)       (3,770)
      Accrued warranty......................................        715        1,090            --
      Other accrued liabilities.............................     (3,907)       4,312         8,072
      Other non-current liabilities.........................     (5,097)          --          (466)
                                                              ---------    ---------     ---------
        Net cash provided by operating activities...........     98,140       66,522        19,172
                                                              ---------    ---------     ---------
Cash flows from investing activities:
  Additions to property and equipment.......................    (16,705)     (42,403)       (7,373)
  Purchases of investments..................................   (236,726)    (659,692)     (117,861)
  Acquisition of business, net of cash acquired.............     (2,346)      (8,860)       (1,957)
  Maturities of investments.................................    169,041      600,398        78,179
  Other, net................................................         --         (347)          (49)
                                                              ---------    ---------     ---------
        Net cash used in investing activities...............    (86,736)    (110,904)      (49,061)
                                                              ---------    ---------     ---------
Cash flows from financing activities:
  Principal payments on other non-current liabilities.......        (29)        (358)         (358)
  Proceeds from issuance of stock under stock plans.........     30,009       16,672         3,580
  Proceeds from sale of common and preferred stock..........         --       79,709        10,208
                                                              ---------    ---------     ---------
        Net cash provided by financing activities...........     29,980       96,023        13,430
                                                              ---------    ---------     ---------
Net increase (decrease) in cash and cash equivalents........     41,384       51,641       (16,459)
Adjustment to conform fiscal year end of pooled entity......         --      (14,384)           --
Cash and cash equivalents at beginning of year..............     86,889       49,632        66,091
                                                              ---------    ---------     ---------
Cash and cash equivalents at end of year....................  $ 128,273    $  86,889     $  49,632
                                                              =========    =========     =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................  $      60    $      38     $      53
                                                              =========    =========     =========
  Income taxes..............................................  $   2,318    $   6,068     $   6,068
                                                              =========    =========     =========
Supplemental schedule of non-cash investing and financing
  activities:
  Accrual for acquisition performance payment...............  $   1,244    $     841     $   1,321
                                                              =========    =========     =========
  Stock option plan assumed in acquisition..................  $   5,891    $      --     $      --
                                                              =========    =========     =========
  Stock issued in connection with business acquisition......  $   2,010    $      --     $      --
                                                              =========    =========     =========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General Business Information

     QLogic Corporation ("QLogic" or the "Company") designs and supplies semiconductor and board level input/output (I/O) products, full fabric switches, and enclosure management semiconductors. The Company's I/O products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives and redundant array of independent disks subsystems, or RAID subsystems. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers' representatives and regional and international distributors. The Company's primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data storage peripherals.

  Principles of Consolidation and Financial Reporting Period

     The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. QLogic's fiscal year ends on the Sunday nearest March 31. The fiscal year ended April 1, 2001 ("fiscal 2001") comprised 52 weeks, the fiscal year ended April 2, 2000 ("fiscal 2000") comprised 53 weeks and the fiscal year ended March 28, 1999 ("fiscal 1999") comprised 52 weeks.

     As more fully described in Note (2), QLogic merged with Ancor Communications, Inc. ("Ancor") on August 1, 2000 in a pooling of interests transaction. Historically, the fiscal year of Ancor ended on December 31. In order to report the historical fiscal year ends, the Company's consolidated financial statements for the year ended March 28, 1999 were restated to include Ancor's consolidated financial statements for the year ended December 31, 1998. All years prior to March 28, 1999 were restated similarly. The Company's consolidated financial statements for the fiscal year ended April 2, 2000 were restated to include the Ancor balance sheet at March 31, 2000, and the results of operations and cash flows of Ancor for the twelve months ended December 31, 1999. Ancor's net revenues and net loss of $6.9 million and $2.9 million, respectively, in the three months ended March 31, 2000 were included as a retained earnings adjustment in the fiscal year ended April 2, 2000. During the three months ended March 31, 2000 Ancor issued 385,000 shares of common stock with net proceeds of $6.4 million. Net cash outflow during the three months ended March 31, 2000 amounted to $14.4 million.

     All references to share and per share data have been restated to give effect to the Company's stock splits.

  Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

  Revenue Recognition

     Revenue is generally recognized upon product shipment. Royalty revenue is recognized when earned and receipt is assured. The customer's obligation to pay the Company, and the payment terms, are set at the time of shipment and are not dependent on subsequent resale of the Company's product. However, certain of the Company's sales are made to distributors under agreements allowing limited right of return and/or price protection. The Company recognizes revenue through these distribution channels based on management's estimate as to the approximate point the products have been resold. The Company warrants its products, on a limited basis, to be free from defects for periods of one to five years from date of shipment. The Company

                               QLOGIC CORPORATION
estimates and establishes allowances and reserves for product returns, warranty obligations, doubtful accounts, and price adjustments. During fiscal year 2001, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," as amended. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

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

  Net Income per Share

     The Company applies the provisions of SFAS 128, "Earnings per Share." Basic net income per common share was computed based on the weighted average number of common shares outstanding during the periods presented. Diluted net income per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares in computing diluted net income per share.

  Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable , accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term investments are carried at cost which approximates fair value.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places its marketable securities primarily in municipal bonds, corporate bonds and government securities, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

     The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company's four largest customers comprise of 56% of total accounts receivable at April 1, 2001 and 53% at April 2, 2000. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. There have not been significant losses experienced on accounts receivable.

                               QLOGIC CORPORATION

  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents.

  Investments

     The Company invests primarily in debt securities. During the second fiscal quarter ended October 1, 2001, the Company changed its classification of these securities based on management's intent from "held to maturity" to "available for sale" according to the definitions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's debt securities are carried at fair value in short-term investments in the accompanying consolidated balance sheets. Unrealized gains and losses, net of the related tax effect, if any, are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains or losses and other than temporary declines in fair value are determined on a specific identification basis and reported in other income and expense as incurred.

     The Company also holds minority investments in companies that are not publicly traded. These investments are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The Company monitors these investments for impairment by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the investee's technology, product launch and customer acceptance. In some circumstances, the Company may obtain an independent valuation of the investment. If the Company determines that the investment has suffered an other than temporary decline in value, this decline is reported in other income or expense in the period in which the determination is made. As of April 1, 2001 no other than temporary declines in value had occurred.

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

  Stock-Based Compensation

     The Company accounts for its employee and director stock options and employee stock purchase plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123, "Accounting for Stock-Based Compensation," which was effective for fiscal years beginning after December 31, 1995, provided an alternative to APB 25, but allowed companies to account for employee and director stock-based compensation under the current intrinsic value method as

                               QLOGIC CORPORATION
prescribed by APB 25. The Company has continued to account for its employee and director stock plans in accordance with APB 25. Additional pro forma disclosures as required under SFAS 123 are presented in Note (8) of notes to consolidated financial statements. During fiscal year 2001, the Company adopted the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB No. 25", ("FIN 44"). The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The Company's comprehensive income consists of net income and the unrealized gain on the available-for-sale securities, net of income taxes.

  Research and Development

     Research and development costs, including costs related to the development of new products and process technology, as well as acquired in-process technology, are expensed as incurred.

  Reclassifications

     Certain reclassifications have been made to the fiscal 2000 and fiscal 1999 consolidated financial statements to conform to the fiscal 2001 presentation.

NOTE (2)  BUSINESS COMBINATIONS

  Little Mountain Group, Inc.

     On January 23, 2001, the Company acquired the outstanding common stock of Little Mountain Group, Inc. ("LMG"), for cash and stock which could amount to $30 million over a four-year period. LMG is a designer of iSCSI silicon and board level products to enable an ethernet Storage Area Network. The Company accounted for the transaction as a purchase. Accordingly, the excess purchase price paid over the fair value of the LMG net assets of $7.1 million was recorded as goodwill, and will be amortized over five years. The structure of the acquisition includes payments of stock based on performance milestones to be achieved over the next four fiscal years. These payments will be charged to engineering and development expense as the performance milestones are achieved.

  Ancor Communications, Inc.

     On August 1, 2000, the Company completed its merger with Ancor Communications, Incorporated ("Ancor"). Ancor was a leading provider of Fibre Channel switches. In connection with the merger, the Company issued 15,535,835 shares of its common stock in exchange for all shares of Ancor's common stock and reserved 1,724,036 shares of its common stock for issuance upon exercise of outstanding Ancor employee stock options and other rights assumed by the Company. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the pooled operations of Ancor as if it had combined with the Company since Ancor's inception. Included in net revenues for fiscal year 2000 and 1999 were net revenues from Ancor of $13.0 and $4.4 million, respectively. Included in restated net income for fiscal year 2000 and 1999 were net losses from Ancor of approximately $8.7 million and $15.3 million, respectively. Restated diluted net income per share for fiscal year 2000 and 1999 included losses of $0.09 and $0.18 per share, respectively, from Ancor. Included in net revenues for the year ended April 1, 2001, was $9.4 million from Ancor, recognized prior to the closing of the merger on August 1, 2000. Included in net income for the year ended April 1, 2001 were losses totaling $3.8 million from

                               QLOGIC CORPORATION

Ancor, incurred prior to August 1, 2000. There were no transactions between the Company and Ancor prior to the consummation of the merger.

     In connection with the merger with Ancor, the Company recorded approximately $22.9 million in charges for direct and other merger-related costs including fees of investment bankers, attorneys, accountants and other direct and incremental charges. Substantially all of the merger-related costs and fees have been paid at April 1, 2001.

  AdaptiveRAID Technology

     On January 10, 2000, the Company acquired certain intellectual property ("AdaptiveRAID(R) technology") from Borg Adaptive Technologies, Inc., a wholly owned subsidiary of nStor Corporation. The AdaptiveRAID(R) technology, which was expected to provide next generation embedded RAID storage solutions for the Intel Architecture workstation market, was purchased for $7.5 million in cash. At the time of the acquisition, the AdaptiveRAID(R) technology was in the development stage with no completed commercially viable storage solution products and thus the entire purchase price was written-off to acquired in-process technology. On February 26, 2001, the technology was sold to YottaYotta, Inc. in exchange for a note receivable. The note is immediately payable upon completion of YottaYotta, Inc.'s qualified financing, which is currently in process. Due to the uncertainty regarding collection of the note, the Company will record the ultimate gain from the sale of this technology upon the collection of the note receivable from YottaYotta, Inc.

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

     At April 1, 2001 and April 2, 2000, a performance payment to the former shareholders of SDR of $1,244,000 and $841,000, respectively, was included in other accrued liabilities in the accompanying consolidated balance sheets. These payments were allocated to the intangible assets acquired: $820,000 and $554,000, respectively, were written-off as acquired in-process technology and $424,000 and $287,000, respectively, were capitalized as completed technology.

NOTE (3)  NET INCOME PER SHARE

     The Company computed basic net income per share based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares.

                               QLOGIC CORPORATION

     The following table sets forth the computations of basic and diluted net income per share:

                                                         2001       2000       1999
                                                        -------    -------    -------
                                                               (IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net income attributable to common stockholders......  $68,769    $48,303    $15,368
                                                        =======    =======    =======
Denominator:
  Denominator for basic net income per
     share -- weighted average shares.................   91,073     86,485     77,823
  Dilutive potential common shares, using treasury
     stock method.....................................    4,066      6,048      9,409
                                                        -------    -------    -------
  Denominator for diluted net income per share........   95,139     92,533     87,232
                                                        =======    =======    =======
Basic net income per share............................  $  0.76    $  0.56    $  0.20
                                                        -------    -------    -------
Diluted net income per share..........................  $  0.72    $  0.52    $  0.18
                                                        -------    -------    -------

     Options to purchase 716,818, 133,732 and 579,530 shares of common stock were outstanding as of April 1, 2001, April 2, 2000, and March 28, 1999, respectively, but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

NOTE (4)  INVESTMENTS

     The Company's portfolio of investments as of April 1, 2001 consists of the following:

                                                        GROSS         GROSS       ESTIMATED
                                                      UNREALIZED    UNREALIZED      FAIR
                                            COST         GAIN          LOSS         VALUE
                                          --------    ----------    ----------    ---------
                                                           (IN THOUSANDS)
Debt securities
  Municipal bonds.......................  $ 30,275      $  284         $(11)      $ 30,548
  Corporate bonds.......................    80,003       1,455           (9)        81,449
  U.S. Government securities............    92,770         884          (23)        93,631
  Other debt securities.................   153,522         109           --        153,631
                                          --------      ------         ----       --------
          Total available for sale
            securities..................   356,570       2,732          (43)       359,259
Less amounts classified as cash
  equivalents...........................   132,014          35           --        132,049
                                          --------      ------         ----       --------
                                          $224,556      $2,697         $(43)      $227,210
                                          ========      ======         ====       ========

     The gross realized gains and losses on the sales of marketable securities were immaterial in fiscal 2001, 2000 and 1999. The amortized cost and estimated fair value of investments in debt securities as of April 1, 2001, by contractual maturity, were as follows:

                                                                     ESTIMATED
                                                                        FAIR
                                                           COST        VALUE
                                                         --------    ----------
                                                             (IN THOUSANDS)
Mature in one year or less.............................  $238,438     $238,763
Mature after one year through five years...............   118,132      120,496
                                                         --------     --------
                                                         $356,570     $359,259
                                                         ========     ========

                               QLOGIC CORPORATION

     At April 2, 2000 the gross unrealized gains and losses on securities were immaterial. The Company's portfolio of investments as of April 2, 2000, consisted of the following:

                                                                   COST
                                                              --------------
                                                              (IN THOUSANDS)
Debt securities
  Municipal bonds...........................................     $ 31,810
  Corporate bonds...........................................       99,760
  U.S. government securities................................       44,619
  Other debt securities.....................................       71,078
                                                                 --------
          Total debt securities.............................      247,267
Less amounts classified as cash equivalents.................       89,708
                                                                 --------
                                                                 $157,559
                                                                 ========

NOTE (5)  INVENTORIES

     Components of inventories are as follows:

                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $37,110    $17,797
Work in progress.........................................    8,021      4,796
Finished goods...........................................    1,379      2,499
                                                           -------    -------
                                                           $46,510    $25,092
                                                           =======    =======

NOTE (6)  PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Land.....................................................  $11,663    $11,663
Building and improvements................................   21,819     21,589
Product and test equipment...............................   43,267     33,227
Furniture and fixtures...................................    3,835      3,343
Semiconductor tooling....................................    4,584      3,770
                                                           -------    -------
                                                            85,168     73,592
Less accumulated depreciation and amortization...........   28,325     23,059
                                                           -------    -------
                                                           $56,843    $50,533
                                                           =======    =======

NOTE (7)  CAPITAL ACCOUNTS

  Common Stock

     On April 1, 2001 and April 2, 2000, the Company's authorized common stock was 500,000,000 with 92,324,042 and 89,715,017 shares issued and outstanding, respectively. At April 1, 2001, 26,512,050 shares were reserved for the exercise of issued and unissued common stock options, 2,400,000 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plan, and 791,250 shares were reserved for the exercise of issued common stock warrants.

                               QLOGIC CORPORATION

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

     Pursuant to the Rights Plan, as amended to date, each Right entitles the registered holder, on and after the Distribution Date and until redemption of all Rights, to purchase from the Company 1/100 of one whole share (a "Unit") of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"). The purchase price is $425.00 per Unit. In the event of certain acquisitions involving the Acquiring Person , directly or indirectly, the holder of each Right will be entitled to purchase for $425.00 certain shares or assets of the Company or an Acquiring person that have a market value of $850.00 at such time.

     The Company has 200,000 whole shares of Series A Preferred Stock authorized (40,000,000 Units authorized), of which no shares or Units are issued or outstanding at April 1, 2001. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company's assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, is subject to adjustment in the event of each and any stock split, stock dividend or similar event.

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

NOTE (8)  STOCK PLANS

  Employee Stock Purchase Plan

     In fiscal year 1999, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. The ESPP is administered by the Compensation Committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 2,400,000. The total number of shares issued under the ESPP were 145,831 and 79,572 as of the years ended April 1, 2001 and April 2, 2000, respectively.

  Incentive Compensation Plans

     On January 12, 1994, the Company's Board of Directors adopted the QLogic Corporation Stock Awards Plan (the "Stock Awards Plan") and the QLogic Corporation Non-Employee Director Stock Option Plan (the "Director Plan") (collectively the "Stock Option Plans"). Additionally, the Company issues options on an ad hoc basis from time to time.

     The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. As of April 1, 2001, a total of 22,800,000 shares were reserved for issuance under the Stock Awards Plan, no shares of restricted stock were issued, options to purchase 6,404,664 shares of Common Stock were outstanding, and there were 7,447,180 shares available for future grants.

     Options granted under the Company's Stock Awards Plan provide that an employee holding a stock option may exchange mature stock which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding as of April 1, 2001. All stock options granted under the Company's Stock Awards Plan have ten-year terms and vest ratably over four years from the date of grant.

     Under the terms of the Director Plan, new directors receive an option grant, at fair market value, to purchase 64,000 shares of common stock of the Company upon election to the Board, and the plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 32,000 shares of common stock. The plan also provides for annual grants to the Chairman of the Board of options to purchase 54,000 shares of common stock. A total of 1,800,000 shares have been reserved for issuance under the Director Plan. As of April 1, 2001, options for a total of 405,999 shares were outstanding, and 489,338 shares were available for grant. All stock options granted under the Director Plan have ten-year terms and vest ratably over three years from the date of grant.

     As of April 1, 2001, ad hoc stock options have been issued representing options to purchase 80,000 shares, with a total of 48,500 options outstanding.

                               QLOGIC CORPORATION

     As a result of the Company's acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of April 1, 2001, 1,832,050 shares of common stock were reserved for issuance under these stock option plans, with options to purchase 639,502 shares outstanding.

  Warrants

     As part of an agreement with Sun Microsystems, Inc. ("Sun"), the Company granted a warrant to Sun to purchase up to 791,250 shares of the Company's common stock at an exercise price of $13.84 per share. The warrant shares are earned at the rate of one share for each $127.00 of switch product revenue the Company receives from Sun through September 30, 2002. In each period in which the warrant shares are earned, a non-cash sales discount is recorded. The amount of non-cash sales discount is the fair value of the warrant shares which are earned in the period. The fair value of the warrant shares is calculated by using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrant shares was consistent with those assumptions disclosed in the Pro Forma Information later in this Note. None of the warrant shares vested until the Company received a total of $10 million in cumulative switch product revenue from Sun. During the fourth fiscal quarter of 2001, approximately 79,125 warrants became vested as switch revenues from Sun reached $10 million. Warrants will continue to vest quarterly through September 30, 2002. As of April 1, 2001, the number of warrants vested was 126,361.

     Stock option activity in fiscal 2001, 2000 and 1999 under the Company's Stock Option Plans was as follows:

                                                                       AVERAGE
                                                                    OPTION PRICE
                                                        SHARES        PER SHARE
                                                      ----------    -------------
Options outstanding as of March 29, 1998............   7,157,608       $ 2.89
Granted.............................................   3,522,892         6.96
Canceled............................................    (236,183)        9.47
Exercised...........................................  (2,644,494)        1.19
                                                      ----------       ------
Options outstanding as of March 28, 1999............   7,799,823         4.43
Granted.............................................   2,931,456        40.98
Canceled............................................    (207,057)        3.75
Exercised...........................................  (3,006,856)        6.17
                                                      ----------       ------
Options outstanding as of April 2, 2000.............   7,517,366        21.35
Granted.............................................   2,670,757        68.71
Canceled............................................    (259,799)       58.07
Exercised...........................................  (2,429,659)       10.81
                                                      ----------       ------
Options outstanding as of April 1, 2001.............   7,498,665       $39.94
                                                      ==========       ======

                               QLOGIC CORPORATION

     As of April 1, 2001, April 2, 2000, and March 28, 1999, the number of options exercisable was 2,696,620, 3,038,868 and 2,903,735 respectively, and the weighted average exercise price of those options was $22.95, $24.63 and $2.74, respectively.

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                    ---------------------------------------------   ------------------------------
                                       WEIGHTED                                        WEIGHTED
                     OUTSTANDING       AVERAGE        REMAINING      EXERCISABLE       AVERAGE
     RANGE OF           AS OF       EXERCISE PRICE   CONTRACTUAL        AS OF       EXERCISE PRICE
 EXERCISE PRICES    APRIL 1, 2001     PER OPTION     LIFE (YEARS)   APRIL 1, 2001     PER OPTION
------------------  -------------   --------------   ------------   -------------   --------------
 $ 0.11 to $  7.53    2,054,778         $ 3.63           6.50         1,437,645         $ 3.18
 $ 7.88 to $ 31.31    1,943,910          26.12           8.08           727,799          25.07
 $34.12 to $ 63.98    1,962,639          58.73           9.10           275,321          51.24
 $65.69 to $150.95    1,537,338          81.96           9.23           255,855          97.57
                      ---------         ------           ----         ---------         ------
 $ 0.11 to $150.95    7,498,665         $39.94           8.15         2,696,620         $22.95
                      =========         ======           ====         =========         ======

  Pro Forma Information

     The Company applies APB 25 in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized over the options vesting period. The Company's pro forma information is indicated below:

                                                         2001           2000           1999
                                                      ----------     ----------     ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income attributable to common stockholders as
  reported..........................................   $68,769        $48,303        $15,368
Assumed stock compensation cost, net of tax.........   $38,277        $19,675        $10,578
                                                       -------        -------        -------
Pro forma net income................................   $30,492        $28,628        $ 4,790
                                                       -------        -------        -------
Diluted net income per share as reported............   $  0.72        $  0.52        $  0.18
Pro forma diluted net income per share..............   $  0.32        $  0.31        $  0.05

     The Company uses the Black-Scholes option-pricing model for estimating the fair value of its equity instruments. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

                                            2001           2000           1999
                                         -----------    -----------    -----------
Stock volatility.......................  98.5 - 136.6%  84.6 - 140.0%  79.5 - 131.0%
Risk-free interest rate................   4.9 - 5.9%     5.9 - 6.4%     5.1 - 5.6%
Expected life (years)..................      5.0         3.5 - 5.0      3.5 - 5.0

     The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly effect the calculated fair value on the grant date. The weighted average estimated fair value of options granted under the Company's Stock Option Plans during fiscal 2001, 2000 and 1999 was $61.10, $30.35 and $22.32, respectively.

NOTE (9)  EMPLOYEE RETIREMENT SAVINGS PLAN

     The Company has established a pretax savings and profit sharing plan under
Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant's

                               QLOGIC CORPORATION
compensation. The Company's direct contributions on behalf of its employees were $941,000, $647,000 and $458,000 in fiscal 2001, 2000, and 1999, respectively.

NOTE (10)  COMMITMENTS AND CONTINGENCIES

  Line of Credit

     On July 6, 2000, the Company renewed its unsecured line of credit from a bank. Maximum borrowings under the line of credit are $5.0 million, subject to a borrowing base based on accounts receivable, with a $3.0 million sub-limit for letters of credit. Interest on outstanding advances is payable monthly at the bank's prime rate (8% at April 1, 2001). The line of credit expires on July 6, 2001. The line of credit contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios and restrict the Company's ability to incur additional indebtedness. The Company was in compliance with all such covenants as of April 1, 2001. There were no borrowings under the line of credit as of April 1, 2001. The Company expects to extend the line of credit through the end of fiscal year 2002.

  Leases

     The Company leases certain equipment and facilities under non-cancelable operating lease agreements, which expire at various dates through fiscal year 2006. Future minimum non-cancelable lease commitments are as follows:

                                                         (IN THOUSANDS)
Fiscal year:
  2002.................................................      $1,951
  2003.................................................       1,401
  2004.................................................         843
  2005.................................................         649
  2006.................................................          45
                                                             ------
          Total minimum lease payments.................      $4,889
                                                             ======

     Rent expense for fiscal 2001, 2000, and 1999 was $1,400,000, $2,287,000 and
$1,791,000 respectively.

  Litigation

     QLogic is involved in various legal proceedings, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                               QLOGIC CORPORATION

NOTE (11)  INCOME TAXES

     The components of the income tax provision are as follows:

                                                         2001       2000       1999
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $45,597    $30,402    $12,892
  State...............................................    7,952      2,564      1,701
  Foreign.............................................      448      1,094          0
                                                        -------    -------    -------
          Total current...............................   53,997     34,060     14,593
Deferred:
  Federal.............................................   (3,544)    (8,351)    (6,179)
  State...............................................   (2,285)    (1,008)      (104)
                                                        -------    -------    -------
          Total deferred..............................   (5,829)    (9,359)    (6,283)
                                                        -------    -------    -------
Total income tax provision............................  $48,168    $24,701    $ 8,310
                                                        =======    =======    =======

     A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to pretax income is as follows:

                                                         2001       2000       1999
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Expected income tax provision at the statutory rate...  $40,928    $25,555    $ 8,554
State income tax, net of Federal tax benefit..........    3,683      2,522      1,283
Tax benefit of research and development and other
  credits.............................................   (1,304)    (2,120)    (1,240)
Foreign Sales Corporation tax benefit.................   (1,137)      (430)      (203)
Nondeductible business combination related costs......    7,609         --         --
Tax exempt income.....................................     (326)      (617)      (882)
Other, net............................................   (1,285)      (209)       798
                                                        -------    -------    -------
                                                        $48,168    $24,701    $ 8,310
                                                        =======    =======    =======

                               QLOGIC CORPORATION

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Reserves and accruals not currently deductible.........  $21,685    $12,758
  Property and equipment.................................    1,104      1,415
  Acquired in-process technology.........................    4,157      4,072
  Net operating losses...................................   16,694     26,623
  Research credits.......................................    6,532      1,959
  Other..................................................    2,997         --
                                                           -------    -------
          Total gross deferred tax assets................   53,169     46,827
                                                           -------    -------
Deferred tax liabilities:
  Research and development expenditures..................    1,534      1,524
  State tax expense......................................       --        508
  Other..................................................       --        349
                                                           -------    -------
          Total gross deferred tax liabilities...........    1,534      2,381
                                                           -------    -------
  Net deferred tax assets................................  $51,635    $44,446
                                                           =======    =======

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of April 1, 2001. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carry backs available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     The tax benefits associated with dispositions from employee stock plans of approximately $52.7 million, $34 million and $5.8 million in fiscal 2001, 2000 and 1999 respectively, were recorded directly to additional paid-in capital.

     As of April 1, 2001 the Company has federal net operating loss carryforwards of approximately $45.3 million and aggregate state net operating loss carryforwards of approximately $29.6 million. The federal net operating loss carryforwards expire on various dates between 2009 and 2020. The aggregate state net operating loss carryforwards expire on various dates between 2002 and 2015. All net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

     As of April 1, 2001 the Company has federal and state tax credit carryforwards of approximately $7 million and $1 million respectively. If not utilized, the federal and state tax credit carryforwards will begin to expire in 2006. Approximately $2 million of the federal and $245,000 of the state tax credits relate to acquired companies and are subject to limitations on their utilization.

NOTE (12)  PRODUCT REVENUES, EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

     Operating segments, as defined by SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and significant customers. The Company operates in one operating segment for purposes of SFAS 131.

                               QLOGIC CORPORATION

  Product Revenues

     The Company designs and supplies switch products, semiconductor and board I/O, and enclosure management products. These products utilize one of three technology standards: Fibre Channel, SCSI and IDE. Net revenues for the Company's products are grouped by technology standard as they function using similar technologies.

                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Fibre Channel......................................  $185,085    $ 73,026    $ 24,189
SCSI...............................................   167,527     131,694      96,761
IDE................................................     4,930      11,373         625
                                                     --------    --------    --------
                                                     $357,542    $216,093    $121,575
                                                     ========    ========    ========

  Geographic Revenues

     The Company's net revenues by country based on ship-to location are:

                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
United States......................................  $158,665    $101,190    $ 58,342
Japan..............................................   131,691      78,395      39,732
United Kingdom.....................................    32,908      17,149      11,261
Rest of World......................................    34,278      19,359      12,240
                                                     --------    --------    --------
                                                     $357,542    $216,093    $121,575
                                                     ========    ========    ========

  Significant Customers

     The following table represents sales to customers accounting for greater than 10% of the Company's net revenues. With the exception of these customers, management believes that the loss of any one customer would not have a material adverse effect on its operations.

                                                              2001    2000    1999
                                                              ----    ----    ----
Customer 1..................................................   29%     27%     24%
Customer 2..................................................   18%     13%     18%

                               QLOGIC CORPORATION

NOTE (13)  CONDENSED QUARTERLY RESULTS (UNAUDITED)

     The following summarizes certain unaudited quarterly financial information for fiscal 2001, 2000, and 1999.

                                                                 THREE MONTHS ENDED
                                                     -------------------------------------------
                                                      JUNE      SEPTEMBER    DECEMBER     MARCH
                                                     -------    ---------    --------    -------
FISCAL 2001:
Net revenues.......................................  $76,773     $85,971     $95,129     $99,669
Operating income(1)................................   25,849       6,888      33,252      32,242
Net income (loss)(1)...............................   19,624      (1,308)     25,208      25,245
Net income (loss) per diluted share(1).............     0.20       (0.01)       0.26        0.27
                                                     =======     =======     =======     =======
FISCAL 2000:
Net revenues.......................................  $44,706     $51,091     $56,350     $63,946
Operating income...................................   13,831      16,836      19,241      13,929
Net income.........................................   10,112      12,325      14,392      11,486
Net income per diluted share.......................     0.11        0.14        0.15        0.12
                                                     =======     =======     =======     =======
FISCAL 1999:
Net revenues.......................................  $25,157     $27,829     $30,529     $38,060
Operating income (loss)............................    3,070        (857)      6,249      10,219
Net income.........................................    2,951         419       5,092       7,668
Net income per diluted share.......................     0.03        0.00        0.06        0.08
                                                     =======     =======     =======     =======

---------------
(1) Operating income, net income (loss) and net income (loss) per diluted share includes a $22.9 million charge for merger and related expenses in the third-quarter of fiscal 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001, for information relating to the Company's Directors under the heading "Nomination and Election of Directors," for information relating to the Company's executive officers under the heading "Executive Officers" and for information relating to reporting compliance under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001, for information relating to executive compensation under the heading "Executive Compensation and Other Information" excluding the "Report of Executive Compensation Committee" and the "Stockholder Return Performance Presentation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001, for information relating to security ownership of certain beneficial owners and management under the headings "Principal Stockholders" and "Stock Ownership of Management." Such information is incorporated herein by reference.

     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001, for information relating to certain relationships and related transactions, if any, under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions." Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

          (1) Consolidated Financial Statements

     The following consolidated financial statements of the Company for the years ended April 1, 2001, April 2, 2000, and March 28, 1999 are filed as part of this report:

                           FINANCIAL STATEMENT INDEX

                                                               PAGE
                         STATEMENT                            NUMBER
                         ---------                            ------
QLogic Corporation:
  Independent Auditors' Report..............................    22
  Consolidated Balance Sheets as of April 1, 2001 and April
     2, 2000................................................    23
  Consolidated Statements of Income for the years ended
     April 1, 2001, April 2, 2000 and March 28, 1999........    24
  Consolidated Statements of Stockholders' Equity for the
     years ended April 1, 2001, April 2, 2000 and March 28,
     1999...................................................    25
  Consolidated Statements of Cash Flows for the years ended
     April 1, 2001, April 2, 2000 and March 28, 1999........    26
  Notes to Consolidated Financial Statements................    27

          (2) Financial Statement Schedule

     The following consolidated financial statement schedule of the Company for the years ended April 1, 2001, April 2, 2000 and March 28, 1999 is filed as part of this report:

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

     2.2 Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
               Communications, Incorporated.(10)

     3.1       Certificate of Incorporation of Emulex Micro Devices
               Corporation, dated November 13, 1992.(1)

     3.2       EMD Incorporation Agreement, dated as of January 1, 1993.(1)

     3.3 Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(1)

     3.4       By-Laws of QLogic Corporation.(1)

     3.5       Amendments to By-Laws of QLogic Corporation.(2)

    EXHIBIT
    NUMBER                             ITEM CAPTION
    -------                            ------------

     3.6 Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(1)

     3.7 Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)

     3.8 Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)

     4.1       Rights Agreement, dated as of June 4, 1996 between QLogic
               Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights
               Certificate.(3)

     4.2 Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
               California.(4)

     4.3 Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of
               California.(9)

    10.1.2     Form of QLogic Corporation Non-Employee Director Stock
               Option Plan, as amended.

    10.2.2     QLogic Corporation Stock Awards Plan, as amended.

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

    10.9       Form of QLogic Corporation Savings Plan Trust.*(1)

    10.10      Loan and Security Agreement with Silicon Valley Bank dated
               July 6, 1998.(5)

    10.11 Form of Indemnification Agreement between QLogic Corporation and Directors.(2)

    10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.(6)

    10.15      Form QLogic Corporation 1998 Employee Stock Purchase
               Plan.(7)

    10.16      Loan and Security Agreement with Silicon Valley Bank dated
               July 6, 2000.(11)

    21.2       Subsidiaries of the Registrant.

    23.1       Consent of KPMG LLP.

---------------

 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

 (4) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A on November 25, 1997, and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

 (9) Previously filed as and exhibit to Registrant's Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, and incorporated herein by reference.

 * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

     (b) Reports on Form 8-K

     (1) The Registrant filed a Current Report on Form 8-K on May 8, 2000, with respect to an Agreement and Plan of Merger by and between QLogic Corporation and Ancor Communications, Inc., reported under Item 5.

     (2) The Registrant filed a Current Report on Form 8-K on August 1, 2000, with respect to the Registrant issuing a press release regarding the completion of merger between QLogic Corporation and Ancor Communications, Inc., reported under Item 5.

     (3) The Registrant filed a Current Report on Form 8-K on January 23, 2001, with respect to a merger pursuant to which a wholly owned subsidiary of QLogic Corporation merged with and into Little Mountain Group, Inc. a California Corporation with Little Mountain Group surviving as a wholly owned subsidiary of the Company, reported under Item 5.

     (4) The Company filed a Current Report on Form 8-K on March 6, 2001, with respect to the Company issuing a press release detailing the sale of certain of its assets located at its Boulder, Colorado facility, including the sale of its AdaptiveRAID(R) technology, to YottaYotta, Inc., a New Brunswick Canada corporation, reported under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QLOGIC CORPORATION

                                          By:        /s/ H.K. DESAI
                                            ------------------------------------
                                                         H.K. Desai
                                                Chairman of the Board, Chief
                                                      Executive Officer
                                                       and President

Date: July 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
PRINCIPAL EXECUTIVE OFFICER:

               /s/ H.K. DESAI                     Chairman of the Board, Chief Executive
---------------------------------------------              Officer and President
                 H.K. Desai

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

           /s/ THOMAS R. ANDERSON               Vice President and Chief Financial Officer
---------------------------------------------
             Thomas R. Anderson

             /s/ GEORGE D. WELLS                                 Director
---------------------------------------------
               George D. Wells

            /s/ CAROL L. MILTNER                                 Director
---------------------------------------------
              Carol L. Miltner

             /s/ LARRY R. CARTER                                 Director
---------------------------------------------
               Larry R. Carter

              /s/ JIM FIEBIGER                                   Director
---------------------------------------------
                Jim Fiebiger

         /s/ KENNETH E. HENDRICKSON                              Director
---------------------------------------------
           Kenneth E. Hendrickson

                                                                     SCHEDULE II

                               QLOGIC CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED APRIL 1, 2001, APRIL 2, 2000 AND MARCH 28, 1999
                                 (IN THOUSANDS)

                                                               ADDITIONS     DEDUCTIONS--
                                                BALANCE AT     CHARGED TO       AMOUNTS       BALANCE AT
                                               BEGINNING OF    COSTS AND     WRITTEN OFF/       END OF
                                                  PERIOD        EXPENSES       RECOVERED        PERIOD
                                               ------------    ----------    -------------    ----------
CLASSIFICATION:
Year ended April 1, 2001
  Allowance for doubtful accounts............     $1,014         $1,358         $   --          $2,372
Year ended April 2, 2000
  Allowance for doubtful accounts............     $  979         $   35         $   --          $1,014
Year ended March 28, 1999
  Allowance for doubtful accounts............     $  778         $  201         $   --          $  979

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            ITEM CAPTION
-------                           ------------

  2.1     Distribution Agreement dated as of January 24, 1994 among
          Emulex Corporation, a Delaware corporation, Emulex
          Corporation, a California Corporation and QLogic
          Corporation.(1)

  2.2 Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
          Communications, Incorporated.(10)

  3.1     Certificate of Incorporation of Emulex Micro Devices
          Corporation, dated November 13, 1992.(1)

  3.2     EMD Incorporation Agreement, dated as of January 1, 1993.(1)

  3.3 Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(1)

  3.4     By-Laws of QLogic Corporation.(1)

  3.5     Amendments to By-Laws of QLogic Corporation.(2)

  3.6 Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(1)

  3.7 Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)

  3.8 Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)

  4.1     Rights Agreement, dated as of June 4, 1996 between QLogic
          Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights
          Certificate.(3)

  4.2 Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
          California.(4)

  4.3 Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of
          California.(9)

 10.1.2   Form of QLogic Corporation Non-Employee Director Stock
          Option Plan, as amended.

 10.2.2   QLogic Corporation Stock Awards Plan, as amended.

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

 10.9     Form of QLogic Corporation Savings Plan Trust.*(1)

 10.10    Loan and Security Agreement with Silicon Valley Bank dated
          July 6, 1998.(5)

 10.11 Form of Indemnification Agreement between QLogic Corporation and Directors.(2)

 10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.(6)

 10.15    Form QLogic Corporation 1998 Employee Stock Purchase
          Plan.(7)

 10.16    Loan and Security Agreement with Silicon Valley Bank dated
          July 6, 2000.(11)

 21.2     Subsidiaries of the Registrant.

 23.1     Consent of KPMG LLP.

---------------
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

 (4) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A on November 25, 1997, and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

 (9) Previously filed as and exhibit to Registrant's Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, and incorporated herein by reference.

 * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.