Form 10-Q
period 2001-07-01
QLOGIC CORP
filed 2001-08-15
CIK 918386

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001, the registrant had 92,546,888 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for stock splits.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QLOGIC CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at July 1, 2001 and
         April 1, 2001...............................................    1
         Condensed Consolidated Statements of Income for the three
         months ended July 1, 2001 and July 2, 2000..................    2
         Condensed Consolidated Statements of Cash Flows for the
         three months ended July 1, 2001 and July 2, 2000............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    6
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   16

PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports On Form 8-K............................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                JULY 1,      APRIL 1,
                                                                 2001          2001
                                                              -----------    --------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $112,798      $128,273
Short term investments......................................    266,947       227,210
Accounts and notes receivable, less allowance for doubtful
  accounts of $2,672 and $2,372 as of July 1, 2001 and April
  1, 2001, respectively.....................................     51,633        53,588
Inventories.................................................     46,854        46,510
Deferred income taxes.......................................     30,310        32,558
Prepaid expenses and other current assets...................      2,735         2,358
                                                               --------      --------
          Total current assets..............................    511,277       490,497
Property and equipment, net.................................     57,156        56,843
Other assets................................................     25,789        24,157
                                                               --------      --------
                                                               $594,222      $571,497
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $ 12,507      $ 18,017
Accrued compensation........................................     11,678        15,413
Accrued warranty............................................      2,939         2,887
Income taxes payable........................................     10,663         6,295
Other accrued liabilities...................................      7,584         5,183
                                                               --------      --------
          Total current liabilities.........................     45,371        47,795
                                                               --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 1,000,000 shares
     authorized, (200,000 shares designated as Series A
     Junior Participating Preferred, $0.001 par value); none
     issued and outstanding.................................         --            --
  Common stock, $0.001 par value; 500,000,000 shares
     authorized, 92,469,565 and 92,324,042 issued and
     outstanding at July 1, 2001 and April 1, 2001,
     respectively...........................................         92            92
  Additional paid-in capital................................    398,961       393,383
  Deferred stock-based compensation.........................     (5,180)       (5,751)
  Retained earnings.........................................    153,434       134,254
  Accumulated other comprehensive income....................      1,544         1,724
                                                               --------      --------
          Total stockholders' equity........................    548,851       523,702
                                                               --------      --------
                                                               $594,222      $571,497
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                               QLOGIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                              JULY 1,    JULY 2,
                                                               2001       2000
                                                              -------    -------
Gross revenues..............................................  $92,062    $77,402
Sales discounts.............................................    2,161        629
                                                              -------    -------
Net revenues................................................   89,901     76,773
Cost of revenues............................................   34,311     26,588
                                                              -------    -------
          Gross profit......................................   55,590     50,185
                                                              -------    -------
Operating expenses:
  Engineering and development...............................   17,397     12,557
  Selling and marketing.....................................   10,157      8,346
  General and administrative................................    4,432      3,433
                                                              -------    -------
          Total operating expenses..........................   31,986     24,336
                                                              -------    -------
Operating income............................................   23,604     25,849
Interest income, net........................................    5,106      3,822
                                                              -------    -------
Income before income taxes..................................   28,710     29,671
Income tax provision........................................  $ 9,530    $10,047
                                                              -------    -------
Net income..................................................  $19,180    $19,624
                                                              =======    =======
Net income per share:
  Basic.....................................................  $  0.21    $  0.22
                                                              -------    -------
  Diluted...................................................  $  0.20    $  0.21
                                                              -------    -------
Number of shares used in per share calculations:
  Basic.....................................................   92,399     90,129
                                                              -------    -------
  Diluted...................................................   94,862     95,027
                                                              -------    -------

---------------
(1) The condensed consolidated statement of income for the period ended July 2, 2000 has been restated to give retroactive effect to the August 1, 2000 merger accounted for using the pooling-of-interests method.

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                               JULY 1,     JULY 2,
                                                                2001         2000
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................  $  19,180    $ 19,624
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for non-cash sales discounts.................      2,161         629
     Depreciation and amortization..........................      2,712       2,318
     Increase in allowance for doubtful accounts............        300          64
     Amortization of deferred stock-based compensation......        571          --
     Loss on disposal of property and equipment.............         30          83
     Provision for deferred income taxes....................      3,380          55
     Tax benefit from issuance of stock under employee stock
      plans.................................................      1,563         615
  Changes in assets and liabilities:
     Accounts and notes receivable..........................      1,655        (422)
     Inventories............................................       (344)      2,026
     Prepaid expenses and other current assets..............       (377)       (138)
     Other assets...........................................       (118)       (909)
     Accounts payable.......................................     (5,510)        313
     Accrued compensation...................................     (3,735)     (2,118)
     Incomes taxes payable..................................      4,368       8,904
     Accrued warranty.......................................         52         417
     Other accrued liabilities..............................      2,401         344
     Other non-current liabilities..........................         --          (6)
                                                              ---------    --------
          Net cash provided by operating activities.........     28,289      31,799
                                                              ---------    --------
Cash flows from investing activities:
  Additions to property and equipment.......................     (2,701)     (5,896)
  Purchases of investments..................................   (112,217)    (66,902)
  Maturities of investments.................................     72,300      34,493
  Purchase of equity investment.............................     (3,000)         --
  Other, net................................................         --          30
                                                              ---------    --------
          Net cash used in investing activities.............    (45,618)    (38,275)
                                                              ---------    --------
Cash flows from financing activities:
  Principal payments on other non-current liabilities.......         --          (6)
  Proceeds from issuance of stock under employee stock
     plans..................................................      1,854       2,252
                                                              ---------    --------
          Net cash provided by financing activities.........      1,854       2,246
                                                              ---------    --------
Net decrease in cash and cash equivalents...................    (15,475)     (4,230)
Cash and cash equivalents at beginning of period............    128,273      86,889
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 112,798    $ 82,659
                                                              =========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................  $      16    $     12
                                                              =========    ========
  Income taxes..............................................  $     127    $     19
                                                              =========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Accrual for acquisition performance payment...............  $     385    $    218
                                                              =========    ========

---------------
(1) The condensed consolidated statement of cash flows for the period ended July 2, 2000 has been restated to give retroactive effect to the August 1, 2000 merger accounted for using the pooling-of-interests method.

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  BASIS OF PRESENTATION

     In the opinion of management of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position as of July 1, 2001, the statements of income for the three months ended July 1, 2001 and July 2, 2000 and the statements of cash flows for the three months ended July 1, 2001 and July 2, 2000. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. The results of operations for the three months ended July 1, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. All references to share and per share data have been retroactively restated to give effect to the Company's stock splits.

NOTE (2)  INVENTORIES

     Components of inventories are as follows:

                                                           JULY 1,    APRIL 1,
                                                            2001        2001
                                                           -------    --------
                                                             (IN THOUSANDS)
Raw materials............................................  $40,096    $37,110
Work in process..........................................    5,373      8,021
Finished goods...........................................    1,385      1,379
                                                           -------    -------
                                                           $46,854    $46,510
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

     The following table sets forth the computations of basic and diluted net income per share:

                                                            JULY 1,      JULY 2,
                                                             2001         2000
                                                           ---------    ---------
                                                           (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Numerator:
  Net income.............................................   $19,180      $19,624
                                                            =======      =======
Denominator:
  Denominator for basic net income per share -- weighted
     average shares......................................    92,399       90,129
  Dilutive potential common shares, using treasury stock
     method..............................................     2,463        4,898
                                                            -------      -------
Denominator for diluted net income per share.............    94,862       95,027
                                                            =======      =======
Basic net income per share...............................   $  0.21      $  0.22
                                                            -------      -------
Diluted net income per share.............................   $  0.20      $  0.21
                                                            -------      -------

     Options to purchase 3,523,409 and 690,059 shares of common stock with exercise prices that exceed the average market price of $45.70 and $70.60 during the three months ended July 1, 2001 and July 2, 2000,

                               QLOGIC CORPORATION
respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE (4)  OTHER COMPREHENSIVE INCOME

     In the fiscal quarter ended October 1, 2000, the Company changed its classification of certain investment securities from "held to maturity" to "available for sale" according to the definitions of Financial Accounting Standards No. 115 (SFAS No. 115). According to Financial Accounting Standards No. 130 (SFAS No. 130), unrealized gains and losses from available for sale securities require disclosure as a component of other comprehensive income. SFAS No. 130 separates comprehensive income into two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders' equity, but are excluded from net income. The Company's other comprehensive income is comprised solely of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS No. 115, net of income taxes. For the three months ended July 2, 2000, there were no components of other comprehensive income, therefore, net income is equal to total comprehensive income. The components of total comprehensive income for the three-month period ended July 1, 2001 were as follows:

                                                          THREE MONTHS
                                                             ENDED
                                                          JULY 1, 2001
                                                         --------------
                                                         (IN THOUSANDS)
Net income.............................................     $19,180
Other comprehensive income, net of tax:
  Unrealized gain (loss) on available for sale
     investments.......................................        (180)
                                                            -------
          Total comprehensive income...................     $19,000
                                                            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under "Factors That May Affect Future Results" and elsewhere in this report, which include without limitation the fact that our operating results fluctuate significantly, that our business is dependent on the storage area network market that is new and unpredictable, and that our financial condition will be materially harmed if we do not maintain and gain market or industry acceptance of our products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. QLogic undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

                             RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of the Company's net revenues. (All figures in thousands except as otherwise noted).

                                                                   THREE MONTHS ENDED
                                                          ------------------------------------
                                                              JULY 1,             JULY 2,
                                                                2001                2000
                                                          ----------------    ----------------
Net revenues............................................  $89,901    100.0%   $76,773    100.0%
Cost of revenues........................................   34,311     38.2     26,588     34.6
                                                          -------    -----    -------    -----
  Gross profit..........................................   55,590     61.8     50,185     65.4
                                                          -------    -----    -------    -----
Operating expenses:
  Engineering and development...........................   17,397     19.4     12,557     16.3
  Selling and marketing.................................   10,157     11.3      8,346     10.9
  General and administrative............................    4,432      4.9      3,433      4.5
                                                          -------    -----    -------    -----
          Total operating expenses......................   31,986     35.6     24,336     31.7
                                                          -------    -----    -------    -----
       Operating income.................................  $23,604     26.2%   $25,849     33.7%
                                                          =======    =====    =======    =====

  Net Revenues

     Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended July 1, 2001 increased $13.1 million or 17.1% from the three months ended July 2, 2000, to $89.9 million. The increase was the result of a $16.2 million increase in sales of Fibre Channel products, offset by a $0.3 million decrease in sales of SCSI products and a $2.8 million decrease in IDE-based royalties. The decrease in IDE-based royalties was due to a customer's wind-down of certain program designs which in turn, reduced royalties earned.

     Export revenues in the three months ended July 1, 2001 increased $5.7 million or 14.0% from the three months ended July 2, 2000, to approximately $46.4 million, primarily due to increased sales to customers in the UK and Singapore and, to a lesser extent, other European countries. As a percentage of net revenues, export revenues accounted for 51.6% in the three months ended July 1, 2001, which was down from 52.6% in the three months ended July 2, 2000 due to increased sales to U.S. based customers. Export revenues are denominated in U.S. dollars.

     A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition and results of operations.

  Gross Profit

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage for the three months ended July 1, 2001 was 61.8%, a decrease from 65.4% in the three months ended July 2, 2000. The decrease in gross profit percentage was due to a reduction in IDE-based royalties combined with an increase in costs associated with new SCSI products, and increased revenues with lower margin switch products.

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

  Operating Expenses

     Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related expenses, development-related material, occupancy costs and computer support. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. We expect the dollar amount of engineering and development expenses will continue to increase in fiscal 2002.

     During the three months ended July 1, 2001, engineering and development expenses increased $4.8 million to $17.4 million from $12.6 million in the three months ended July 2, 2000. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses increased to 19.4% in the three months ended July 1, 2001 from 16.3% the similar prior year period. The increase as a percentage of net revenues was due in part to certain stock compensation programs adopted in connection with the Little Mountain Group, Inc. acquisition. Additionally, the increase as a percentage of net revenues was due to increases in engineering and development headcount.

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

     During the three months ended July 1, 2001, selling and marketing expenses increased $1.8 million to $10.2 million from $8.4 million in the three months ended July 2, 2000. The increase in spending was largely due to increased staff in sales and marketing to manage new programs. As a percentage of net revenues, sales and marketing expenses increased to 11.3% in the three months ended July 1, 2001 from 10.9% in the similar prior year period. The increase was due to a greater level of planned new program introductions.

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

     During the three months ended July 1, 2001, general and administrative expenses increased $1.0 million to $4.4 million from $3.4 million in the three months ended July 2, 2000. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses increased to 4.9% in the three months ended July 1, 2001 from 4.5% in the similar prior year period. The increase as a percentage of net revenues was due to increased amortization of intangible assets relating to the Company's prior acquisitions.

  Non-Operating Income

     Interest and other income, net of interest expense, was $5.1 million for the three months ended July 1, 2001 and $3.8 million for the three months ended July 2, 2000. The increase was largely due to increases in interest income related to increases in cash equivalents and investment balances.

  Income Tax Provision

     The Company's effective tax rates approximated 33% and 34% for the three months ended July 1, 2001, and July 2, 2000, respectively. The decrease in tax rate was due to the favorable resolution of tax audits for prior fiscal years.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 138"). We adopted the provisions of SFAS 133 and SFAS 138 during the quarter ended July 1, 2001, and did not have a material impact on our financial position or overall trends in results of operations.

     Effective July 1, 2001, we adopted SFAS 141 "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for by a single method -- the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial position or results of operations.

     SFAS 142 "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets that have indefinite useful lives not to be amortized but rather be tested at least annually for impairment. We are required to adopt SFAS 142 on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. We estimate that the adoption of SFAS 142 will decrease amortization expense in 2002 by approximately $0.6 million (net of income taxes of $0.2 million).

  Liquidity and Capital Resources

     Our combined balances of cash and cash equivalents and short-term investments have increased to $379.7 million at July 1, 2001 and were $355.5 million at April 1, 2001. The increase was primarily attributable to positive cash flow from operations during the three months ended July 1, 2001.

     Our primary source of liquidity is derived from working capital and a $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $23.2 million to $465.9 million at July 1, 2001. The increase in working capital in the quarter ended July 1, 2001 was largely attributable to cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank's prime rate. The credit facility expires on July 5, 2002, and, although there can be no assurance, we currently expect to renew this line of credit. There were no borrowings under this credit facility as of July 1, 2001.

     Our cash flow provided by operations was $28.3 million in the three months ended July 1, 2001, and $31.8 million in the three months ended July 2, 2000. The reduction in cash provided by operations was primarily due to reductions in accounts payable, accrued compensation and income taxes payable and partially offset by increases in accounts receivable.

     Our cash flow used in investing activities was $45.6 million in the three months ended July 1, 2001 compared to $38.3 million in the three months ended July 2, 2000. The increase in cash used in investing activities for the three months ended July 1, 2001 was primarily due to increases in purchases of short-term investments, net of maturing investments. Additionally, we made a $3 million strategic investment in a privately-held Infiniband development company. Capital expenditures were $2.7 million in the three months ended July 1, 2001 and $5.9 million in the three months ended July 2, 2000. The decrease was due to an unusually high level of building improvement expenditures relating to the corporate facility relocation in the three months ended July 2, 2000.

     Our cash flow provided by financing activities was $1.9 million in the three months ended July 1, 2001 compared to $2.2 million in the three months ended July 2, 2000. The decrease in cash provided by financing activities in the three months ended July 1, 2001 was primarily due to decreases in proceeds from issuance of stock under employee stock plans due to lower average stock prices.

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

OUR STOCK PRICE MAY BE VOLATILE WHICH COULD AFFECT THE VALUE OF YOUR INVESTMENT.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2001 through July 1, 2001, the market price has ranged from a low of $17.81 per share to a high of $99.13 per share. Several factors could impact our stock price including, but not limited to:

     - announcements concerning QLogic, our competitors or customers;

     - quarterly fluctuations in our operating results;

     - introduction of new products or changes in product pricing policies by us or our competitors;

     - conditions in the semiconductor industry;

     - changes in earnings estimates by industry analysts; and

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

OUR BUSINESS IS DEPENDENT ON THE STORAGE AREA NETWORK MARKET THAT IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

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

     - maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators, and storage system providers;

     - predict and base our products on standards which ultimately become industry standards; and

     - achieve interoperability between our products and other SAN components from diverse vendors.

OUR FINANCIAL CONDITION WILL BE MATERIALLY HARMED IF WE DO NOT MAINTAIN AND GAIN MARKET OR INDUSTRY ACCEPTANCE OF OUR PRODUCTS.

     The markets in which we compete involve rapidly changing technology, evolving industry standards and continuing improvements in products and services. Our future success depends, in part, on our ability to:

     - enhance our current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards;

     - compete effectively on the basis of price and performance; and

     - adequately address original equipment manufacturer customer and end-user customer requirements and achieve market acceptance.

     We believe that to remain competitive in the future we will need to continue to develop new products, which will require a significant investment in new product development. A significant portion of our revenues is generated from Fibre Channel technology. We, and some of our competitors, are developing alternative technologies that may compete with the market acceptance of our Fibre Channel products, such as iSCSI and Infiniband. If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS AND ANY DECREASE IN REVENUE FROM ANY ONE OF OUR CUSTOMERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

     A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. The loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. Some of these customers are based in the Pacific Rim, which is subject to economic and political uncertainties. In addition, a majority of our customers order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could materially adversely effect our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire another of our customers. As our original equipment manufacturer customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition and results of operations.

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

OUR DISTRIBUTORS MAY NOT ADEQUATELY DISTRIBUTE OUR PRODUCTS WHICH COULD NEGATIVELY AFFECT OUR OPERATIONS.

     Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as we anticipate, distributors may decrease the amount of product ordered from us in subsequent quarters. In addition, if we decrease our distributor-incentive programs, our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels. In addition, we may from time to time take actions to reduce levels of our products at distributors.

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

     The semiconductor industry has, in the past, experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, we may consider various possible supply agreements. Those types of agreements include the use of "take or pay" contracts, making equity investments in, or advances to, wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these arrangements would involve financial risk to us and could require us to commit a substantial amount of our funds or provide technology licenses in return for guaranteed production capacity. The need to commit our own funds may require us to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. This kind of additional financing, if necessary, may not be available on terms acceptable to us.

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

     Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders' investment, and cause us to incur debt, contingent liabilities and amortization/impairment expense related to goodwill and other intangible assets, all of which could materially adversely affect our results of operations. Effective July 1, 2001, the Financial Accounting Standards Board, or FASB, has issued, and we have adopted, SFAS 141 "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations implemented after June 30, 2001 be accounted for using the purchase method of accounting. As a result, we may not be able to complete a business combination without incurring goodwill or other intangible assets. While the new proposal would eliminate the quarterly and yearly recurring charges for the amortization of goodwill, a significant charge to earnings may be recorded if it can be determined that the goodwill is impaired. This potential charge could have a material impact on our results of operations.

     We have made, and plan to continue to make, investments in technology companies including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies' businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. In addition if we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced.

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

OUR CHARTER DOCUMENT AND SHAREHOLDER RIGHTS PLAN MAY DISCOURAGE COMPANIES FROM ACQUIRING US AND OFFERING OUR STOCKHOLDERS A PREMIUM FOR THEIR STOCK.

     Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock without any vote or future action by the stockholders. Pursuant to this authority, in June 1996 our board of directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-hundredths of a share of preferred stock for each outstanding share of our common stock. After adjustment for each of the three two-for-one stock splits effected by us to date, our common stock now carries one-eighth of the preferred stock purchase right per share. The shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity

     At July 1, 2001, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, with a fair value of $266.9 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 1, 2001, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                             ITEM CAPTION
-------                            ------------
 2.1       Distribution Agreement dated as of January 24, 1994 among
           Emulex Corporation, a Delaware corporation, Emulex
           Corporation, a California Corporation and QLogic
           Corporation.(2)
 2.2       Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
           Communications, Incorporated.(11)
 3.1       Certificate of Incorporation of Emulex Micro Devices
           Corporation, dated November 13, 1992.(2)
 3.2       EMD Incorporation Agreement, dated as of January 1, 1993.(2)
 3.3       Certificate of Amendment of Certificate of Incorporation,
           dated May 26, 1993.(2)
 3.4       By-Laws of QLogic Corporation.(2)
 3.5       Amendments to By-Laws of QLogic Corporation.(3)
 3.6       Certificate of Amendment of Certificate of Incorporation,
           dated May 26, 1993.(2)
 3.7       Certificate of Amendment of Certificate of Incorporation,
           dated February 15, 1999.(8)
 3.8       Certificate of Amendment of Certificate of Incorporation,
           dated January 5, 2000.(9)
 4.1       Rights Agreement, dated as of June 4, 1996 between QLogic
           Corporation and Harris Trust Company of California, which
           includes as Exhibit B thereto the form of Rights
           Certificate.(4)
 4.2       Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
           California.(5)
 4.3       Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of
           California.(10)
10.1.2     Form of QLogic Corporation Non-Employee Director Stock
           Option Plan, as amended.(13)
10.2.2     QLogic Corporation Stock Awards Plan, as amended.(13)
10.3       Form of Tax Sharing Agreement among Emulex Corporation, a
           Delaware corporation, Emulex Corporation, a California
           corporation, and QLogic Corporation.(2)
10.4       Administrative Services Agreement, dated as of February 21,
           1993, among Emulex Corporation, a California corporation,
           Emulex Corporation, a Delaware corporation and QLogic
           Corporation.(2)
10.5       Employee Benefits Allocation Agreement, dated as of January
           24, 1994, among Emulex Corporation, a Delaware corporation,
           Emulex Corporation, a California corporation, and QLogic
           Corporation.(2)
10.6       Form of Assignment, Assumption and Consent Re: Lease among
           Emulex Corporation, a California corporation, QLogic
           Corporation and C.J. Segerstrom & Sons, a general
           partnership.(2)
10.7       Intellectual Property Assignment and Licensing Agreement,
           dated as of January 24, 1994, between Emulex Corporation, a
           California Corporation, and QLogic Corporation.(2)
10.8       Form of QLogic Corporation Savings Plan.*(2)
10.9       Form of QLogic Corporation Savings Plan Trust.*(2)
10.11      Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13      Industrial Lease Agreement between the Registrant, as
           lessee, and AEW/Parker South, LLC, as lessor.(7)

EXHIBIT
NUMBER                             ITEM CAPTION
-------                            ------------
10.15      Form QLogic Corporation 1998 Employee Stock Purchase
           Plan.(8)
10.16      Loan and Security Agreement with Silicon Valley Bank dated
           March 31, 1994.(1)
10.16.1    Amendment to Loan and Security Agreement with Silicon Valley
           Bank dated July 6, 1998.(6)
10.16.2    Amendment to Loan and Security Agreement with Silicon Valley
           Bank dated July 5, 2001.
21.2       Subsidiaries of the Registrant.(13)

---------------
 (1) Previously filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

 (4) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A on November 25, 1997, and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(10) Previously filed as and exhibit to Registrant's Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, and incorporated herein by reference.

(13) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 1, 2001, and incorporated herein by reference.

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

                                          QLOGIC CORPORATION

Date: August 15, 2001                     By:        /s/ H. K. DESAI

                                            ------------------------------------
                                                        H. K. Desai
                                             Chairman, Chief Executive Officer
                                                        and President

                                          By:    /s/ THOMAS R. ANDERSON

                                            ------------------------------------
                                                     Thomas R. Anderson
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             ITEM CAPTION
-------                            ------------
 2.1       Distribution Agreement dated as of January 24, 1994 among
           Emulex Corporation, a Delaware corporation, Emulex
           Corporation, a California Corporation and QLogic
           Corporation.(2)
 2.2       Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
           Communications, Incorporated.(11)
 3.1       Certificate of Incorporation of Emulex Micro Devices
           Corporation, dated November 13, 1992.(2)
 3.2       EMD Incorporation Agreement, dated as of January 1, 1993.(2)
 3.3       Certificate of Amendment of Certificate of Incorporation,
           dated May 26, 1993.(2)
 3.4       By-Laws of QLogic Corporation.(2)
 3.5       Amendments to By-Laws of QLogic Corporation.(3)
 3.6       Certificate of Amendment of Certificate of Incorporation,
           dated May 26, 1993.(2)
 3.7       Certificate of Amendment of Certificate of Incorporation,
           dated February 15, 1999.(8)
 3.8       Certificate of Amendment of Certificate of Incorporation,
           dated January 5, 2000.(9)
 4.1       Rights Agreement, dated as of June 4, 1996 between QLogic
           Corporation and Harris Trust Company of California, which
           includes as Exhibit B thereto the form of Rights
           Certificate.(4)
 4.2       Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of
           California.(5)
 4.3       Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of
           California.(10)
10.1.2     Form of QLogic Corporation Non-Employee Director Stock
           Option Plan, as amended.(13)
10.2.2     QLogic Corporation Stock Awards Plan, as amended.(13)
10.3       Form of Tax Sharing Agreement among Emulex Corporation, a
           Delaware corporation, Emulex Corporation, a California
           corporation, and QLogic Corporation.(2)
10.4       Administrative Services Agreement, dated as of February 21,
           1993, among Emulex Corporation, a California corporation,
           Emulex Corporation, a Delaware corporation and QLogic
           Corporation.(2)
10.5       Employee Benefits Allocation Agreement, dated as of January
           24, 1994, among Emulex Corporation, a Delaware corporation,
           Emulex Corporation, a California corporation, and QLogic
           Corporation.(2)
10.6       Form of Assignment, Assumption and Consent Re: Lease among
           Emulex Corporation, a California corporation, QLogic
           Corporation and C.J. Segerstrom & Sons, a general
           partnership.(2)
10.7       Intellectual Property Assignment and Licensing Agreement,
           dated as of January 24, 1994, between Emulex Corporation, a
           California Corporation, and QLogic Corporation.(2)
10.8       Form of QLogic Corporation Savings Plan.*(2)
10.9       Form of QLogic Corporation Savings Plan Trust.*(2)
10.11      Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13      Industrial Lease Agreement between the Registrant, as
           lessee, and AEW/Parker South, LLC, as lessor.(7)
10.15      Form QLogic Corporation 1998 Employee Stock Purchase
           Plan.(8)
10.16      Loan and Security Agreement with Silicon Valley Bank dated
           March 31, 1994.(1)
10.16.1    Amendment to Loan and Security Agreement with Silicon Valley
           Bank dated July 6, 1998.(6)
10.16.2    Amendment to Loan and Security Agreement with Silicon Valley
           Bank dated July 5, 2001.
21.2       Subsidiaries of the Registrant.(13)

---------------
 (1) Previously filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

 (2) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

 (3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

 (4) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

 (5) Previously filed as an exhibit to Registrant's Registration Statement on Form 8-A/A on November 25, 1997, and incorporated herein by reference.

 (6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

 (7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

 (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

 (9) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(10) Previously filed as and exhibit to Registrant's Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, and incorporated herein by reference.

(13) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended April 1, 2001, and incorporated herein by reference.

  * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.