Form 10-Q
period 2001-09-30
QLOGIC CORP
filed 2001-11-14
CIK 918386

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               YES [X]     NO [ ]

     As of October 31, 2001, the registrant had 92,653,513 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for stock splits.

================================================================================

                               QLOGIC CORPORATION

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2001 and April 1, 2001..............    3

          Condensed Consolidated Statements of Income for the three months and six months ended
          September 30, 2001 and October 1, 2000.....................................................    4

          Condensed Consolidated Statements of Cash Flows for the six months ended
          September 30, 2001 and October 1, 2000.....................................................    5

          Notes to Condensed Consolidated Financial Statements.......................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations......................................................................    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................   21

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders........................................   22

Item 6.   Exhibits and Reports on Form 8-K...........................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QLOGIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                   A S S E T S


                                                                                             SEPTEMBER 30,     APRIL 1,
                                                                                                 2001           2001
                                                                                             -------------     --------
Cash and cash equivalents ..............................................................      $ 148,021       $ 128,273
Short term investments .................................................................        272,441         227,210
Accounts and notes receivable, less allowance for doubtful accounts
     of $2,873 and $2,372 of September 30, 2001 and April 1, 2001, respectively ........         41,349          53,588
Inventories ............................................................................         36,933          46,510
Deferred income taxes ..................................................................         28,443          32,558
Prepaid expenses and other current assets ..............................................          3,371           2,358
                                                                                              ---------       ---------
       Total current assets ............................................................        530,558         490,497
Property and equipment, net ............................................................         58,058          56,843
Other assets ...........................................................................         24,955          24,157
                                                                                              ---------       ---------
                                                                                              $ 613,571       $ 571,497
                                                                                              =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .......................................................................      $   8,885       $  18,017
Accrued compensation ...................................................................          9,591          15,413
Income taxes payable ...................................................................         16,942           6,295
Accrued warranty .......................................................................          2,980           2,887
Other accrued liabilities ..............................................................          5,574           5,183
                                                                                              ---------       ---------
         Total current liabilities .....................................................         43,972          47,795
                                                                                              ---------       ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value;
       none issued and outstanding .....................................................             --              --
     Common stock, $0.001 par value; 500,000,000 shares authorized; 92,567,738 and
       92,324,042 shares issued and outstanding at September 30, 2001 and April 1,
       2001, respectively ..............................................................             92              92
     Additional paid-in capital ........................................................        401,559         393,383
     Deferred stock-based compensation .................................................         (4,741)         (5,751)
     Accumulated other comprehensive income ............................................          3,393           1,724
     Retained earnings .................................................................        169,296         134,254
                                                                                              ---------       ---------
       Total stockholders' equity ......................................................        569,599         523,702
                                                                                              ---------       ---------
                                                                                              $ 613,571       $ 571,497
                                                                                              =========       =========

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ----------------------------      -----------------------------
                                                            SEPTEMBER 30,     OCTOBER 1,      SEPTEMBER 30,      OCTOBER 1,
                                                                2001             2000              2001            2000
                                                            -------------     ----------      -------------      ----------
Gross revenues .......................................         $81,746         $ 87,620          $173,808         $165,022
Sales discounts ......................................             867            1,649             3,028            2,278
                                                               -------         --------          --------         --------
Net revenues .........................................          80,879           85,971           170,780          162,744

Cost of revenues .....................................          32,607           30,464            66,918           57,052
                                                               -------         --------          --------         --------
     Gross profit ....................................          48,272           55,507           103,862          105,692
                                                               -------         --------          --------         --------

Operating expenses:
    Engineering and development ......................          16,294           13,765            33,691           26,323
    Selling and marketing ............................           9,063            8,699            19,220           17,044
    General and administrative .......................           3,876            3,208             8,308            6,641
    Merger related expenses ..........................              --           22,947                --           22,947
                                                               -------         --------          --------         --------
      Total operating expenses .......................          29,233           48,619            61,219           72,955
                                                               -------         --------          --------         --------

Operating income .....................................          19,039            6,888            42,643           32,737

Interest income, net .................................           4,662            4,508             9,768            8,330
                                                               -------         --------          --------         --------
Income before income taxes ...........................          23,701           11,396            52,411           41,067

Income tax provision .................................           7,839           12,702            17,369           22,749
                                                               -------         --------          --------         --------
Net income (loss) ....................................          15,862           (1,306)           35,042           18,318
                                                               =======         ========          ========         ========


Net income (loss) per share:

   Basic .............................................         $  0.17         $  (0.01)         $   0.38         $   0.20
                                                               -------         --------          --------         --------
   Diluted ...........................................         $  0.17         $  (0.01)         $   0.37         $   0.19
                                                               -------         --------          --------         --------

Number of shares used in per share calculations:

   Basic .............................................          92,535           90,493            92,467           90,219
                                                               -------         --------          --------         --------
   Diluted ...........................................          94,761           90,493            94,908           94,788
                                                               -------         --------          --------         --------

     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                               ------------------------------
                                                                               SEPTEMBER 30,       OCTOBER 1,
                                                                                   2001               2000
                                                                               -------------       ----------
Cash flows from operating activities:
   Net income .........................................................         $  35,042          $  18,318
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................             6,243              5,433
     Provision for non-cash sales discounts ...........................             3,028              2,278
     Increase in allowance for doubtful accounts ......................               501                 58
     Amortization of deferred stock-based compensation ................             1,010                 --
     Loss on disposal of property and equipment .......................                30                104
     Provision for deferred income taxes ..............................             5,920              2,078
     Tax benefit from issuance of stock under employee stock plans ....             1,722             14,724
     Changes in assets and liabilities:
        Accounts and notes receivable .................................            11,738            (10,864)
        Inventories ...................................................             9,577              2,271
        Prepaid expenses and other current assets .....................            (1,013)               259
        Other assets ..................................................              (638)            (1,958)
        Accounts payable ..............................................            (9,132)             6,294
        Accrued compensation ..........................................            (5,822)               992
        Incomes taxes payable .........................................            10,647              5,556
        Accrued warranty ..............................................                93                446
        Other accrued liabilities .....................................             1,615                338
                                                                                ---------          ---------
           Net cash provided by operating activities ..................            70,561             46,327
                                                                                ---------          ---------
Cash flows from investing activities:
     Additions to property and equipment ..............................            (6,453)            (9,083)
     Purchases of investments .........................................          (172,602)          (111,011)
     Maturities of investments ........................................           129,042             73,468
     Acquisition of businesses, net of cash acquired ..................            (1,224)              (841)
     Purchase of equity investment ....................................            (3,000)                --
                                                                                ---------          ---------
           Net cash used in investing activities ......................           (54,237)           (47,467)
                                                                                ---------          ---------
Cash flows from financing activities:
     Principal payments under short-term debt .........................                --                (12)
     Proceeds from issuance of stock under employee stock plans .......             3,424             13,787
     Principal payments on long-term debt .............................                --                 (6)
                                                                                ---------          ---------
           Net cash provided by financing activities ..................             3,424             13,769
                                                                                ---------          ---------
Net increase in cash and cash equivalents .............................            19,748             12,629
Cash and cash equivalents at beginning of period ......................           128,273             86,889
                                                                                ---------          ---------
Cash and cash equivalents at end of period ............................         $ 148,021          $  99,518
                                                                                =========          =========


Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest............................................................         $      17          $      12
                                                                                =========          =========
   Income taxes........................................................         $     127          $     290
                                                                                =========          =========

Supplemental disclosure of non-cash investing and financing activities:
   Accrual for acquisition performance payment ........................         $     802          $     530
                                                                                =========          =========


     See accompanying notes to condensed consolidated financial statements.

                               QLOGIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

    In the opinion of management of QLogic Corporation ("QLogic" or the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, the statements of income for the three months and the six months ended September 30, 2001 and October 1, 2000 and the statements of cash flows for the six months ended September 30, 2001 and October 1, 2000. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 1, 2001. The results of operations for the three months and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. All references to share and per share data have been retroactively restated to give effect to the Company's stock splits.

NOTE (2) INVENTORIES

     Components of inventories are as follows:

                            SEPTEMBER 30,      APRIL 1,
                               2001             2001
                            -------------     ---------
                                   (IN THOUSANDS)
Raw materials .......         $31,955         $37,110
Work in process .....             375           8,021
Finished goods ......           4,603           1,379
                              -------         -------
                              $36,933         $46,510
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

                               QLOGIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (3) NET INCOME (LOSS) PER SHARE (CONT.)

   The following table sets forth the computations of basic and diluted net income (loss) per share:

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            ------------------------------         -------------------------------
                                                            SEPTEMBER 30,       OCTOBER 1,         SEPTEMBER 30,        OCTOBER 1,
                                                                2001               2000                2001               2000
                                                            -------------       ----------         -------------        ----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:

   Net income (loss) .................................        $15,862            $ (1,306)            $35,042            $18,318
                                                              =======            ========             =======            =======

Denominator:
   Denominator for basic net income (loss) per
       share -- weighted average shares ..............         92,535              90,493              92,467             90,219

   Dilutive potential common shares, using
        treasury stock method ........................          2,226                  --               2,441              4,569
                                                              -------            --------             -------            -------

Denominator for diluted net income (loss)
    per share ........................................         94,761              90,493              94,908             94,788
                                                              =======            ========             =======            =======

Basic net income (loss) per share attributable
    to common stockholders ...........................        $  0.17            $  (0.01)            $  0.38            $  0.20
                                                              -------            --------             -------            -------
Diluted net income (loss) per share attributable
    to common stockholders ...........................        $  0.17            $  (0.01)            $  0.37            $  0.19
                                                              -------            --------             -------            -------


   Options to purchase 4,591,633 shares of common stock with exercise prices that exceed the average market price of $36.87 during the three months ended September 30, 2001 were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive. All 4,750,724 outstanding options to purchase shares of common stock during the three months ended October 1, 2000, were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

   Options to purchase 3,819,557 and 579,192 shares of common stock with exercise prices that exceed the average market price of $41.50 and $79.78 during the six months ended September 30, 2001 and October 1, 2000, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

                               QLOGIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (4) OTHER COMPREHENSIVE INCOME (LOSS)

   In the second fiscal quarter ended October 1, 2000, the Company changed its classification of certain investment securities from "held to maturity" to "available for sale" according to the definitions of Statements of Financial Accounting Standards No. 115 (SFAS) 115. According to SFAS 130, unrealized gains and losses from available for sale securities require disclosure as a component of other comprehensive income (loss). SFAS 130 separates comprehensive income into two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders' equity, but are excluded from net income (loss). While SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss), SFAS 130 has no impact on the Company's net income (loss) or total stockholders' equity. The Company's other comprehensive income (loss) is comprised solely of unrealized gains and losses on marketable securities categorized as "available for sale" under SFAS 115. The components of total comprehensive income (loss) for the three and six-month periods ended September 30, 2001 were as follows:

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               --------------------------------        ------------------------------
                                               SEPTEMBER 30,         OCTOBER 1,        SEPTEMBER 30,       OCTOBER 1,
                                                   2001                2000                 2001             2000
                                               -------------         ----------        -------------       ----------
                                                                            (IN THOUSANDS)
Net income (loss) ....................            $15,862            $(1,306)            $35,042            $18,318

Other comprehensive income:
    Unrealized gain on available
    for sale investments, net ........              1,849                496               1,669                525
                                                  -------            -------             -------            -------

Total comprehensive income
     (loss) ..........................            $17,711            $  (810)            $36,711            $18,843
                                                  =======            =======             =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under "Factors That May Affect Future Results" and elsewhere in this report, which include without limitation the fact that that our operating results fluctuate significantly, that our business is dependent on the storage area network market that is new and unpredictable, and that our financial condition will be materially harmed if we do not maintain and gain market or industry acceptance of our products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. QLogic undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

   Results of Operations

   The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of our net revenues. (All figures in thousands except as otherwise noted).

                                                      THREE MONTHS ENDED                            SIX MONTHS ENDED
                                          ----------------------------------------      ------------------------------------------
                                          SEPTEMBER 30, 2001      OCTOBER 1, 2000       SEPTEMBER 30, 2001       OCTOBER 1, 2000
                                          -----------------      -----------------      ------------------      ------------------
Net revenues ..........................   $80,879     100.0%     $85,971     100.0%     $170,780     100.0%     $162,744     100.0%
Cost of revenues ......................    32,607      40.3       30,464      35.4        66,918      39.2        57,052      35.1
                                          -------     -----      -------     -----      --------     -----      --------     -----
     Gross profit .....................    48,272      59.7       55,507      64.6       103,862      60.8       105,692      64.9
                                          -------     -----      -------     -----      --------     -----      --------     -----
Operating expenses:
     Engineering and development ......    16,294      20.2       13,765      16.0        33,691      19.7        26,323      16.2
     Selling and marketing ............     9,063      11.2        8,699      10.1        19,220      11.2        17,044      10.4
     General and administrative .......     3,876       4.8        3,208       3.8         8,308       4.9         6,641       4.1
     Merger related expenses ..........        --        --       22,947      26.7            --        --        22,947      14.1
                                          -------     -----      -------     -----      --------     -----      --------     -----
         Total operating expenses .....    29,233      36.2       48,619      56.6        61,219      35.8        72,955      44.8
                                          -------     -----      -------     -----      --------     -----      --------     -----
           Operating income ...........   $19,039      23.5%     $ 6,888       8.0%     $ 42,643      25.0%     $ 32,737      20.1%
                                          =======     =====      =======     =====      ========     =====      ========     =====

Net Revenues

   Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended September 30, 2001 decreased $5.1 million or 5.9% from the three months ended October 1, 2000 to $80.9 million. The decrease was the result of a $10.6 million increase in sales of Fibre Channel product offset by a $14.7 million decrease in sales of SCSI products, and a $1.0 million decrease in IDE-based royalties. The decrease in sales of SCSI-based products was due to a decline in our peripheral chip business.

   Net revenues for the six months ended September 30, 2001 increased $8.0 million or 4.9% from the six months ended October 1, 2000, to $170.8 million. The increase was the result of a $27.1 million increase in sales of Fibre Channel product offset by a $15.4 million decrease in sales of SCSI products, and a $3.7 million decrease in IDE-based royalties. The decrease in sales of SCSI-based products was due to a decline in our peripheral chip business.

   Export revenues (primarily to the Pacific Rim countries) in the three months ended September 30, 2001 decreased $5.7 million or 12.8 % from the three months ended October 1, 2000, to approximately $38.7 million, primarily due to decreased sales to our peripheral chip customers in Japan. As a percentage of net revenues, export revenues accounted for 48% in the three months ended September 30, 2001, and 52% in the three months ended October 1, 2000.

   Export revenues in the six months ended September 30, 2001 remained unchanged from the six months ended October 1, 2000, at approximately $85.1 million. As a percentage of net revenues, export revenues accounted for 50% in the six months ended September 30, 2001, and 52% in the six months ended October 1, 2000. Export revenues are denominated in U.S. dollars.

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

Gross Profit

     Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in the three months ended September 30, 2001 was 59.7%, a decrease from 64.6% in the three months ended October 1, 2000. The decrease in gross profit percentage was due primarily to sales of lower margin SCSI-based products, as well as economies-of-scale impacts associated with decreased revenues.

     The gross profit percentage in the six months ended September 30, 2001 was 60.8%, a decrease from 64.9% in the six months ended October 1, 2000. The percentage decrease resulted primarily from a reduction in IDE-based royalties, as well as sales of our lower margin SCSI-based products.

     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, we do not anticipate the gross profit percentage to remain constant or increase at a rate consistent with historic trends and it may decline in future quarters, as reflected in this quarter's decline.

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

     During the three months ended September 30, 2001, engineering and development expenses increased $2.5 million to $16.3 million from $13.8 million in the three months ended October 1, 2000. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses increased to 20.2% in the three months ended September 30, 2001 from 16% in the similar prior year period. The increase as a percentage of net revenues was due to our continued investments in new product development, and a decrease in net revenues during the three months ended September 30, 2001.

     During the six months ended September 30, 2001, engineering and development expenses increased $7.4 million to $33.7 million from $26.3 million in the six months ended October 1, 2000. As a percentage of net revenues this amounted to 19.7% in the six months ended September 30, 2001, and 16.2% in the six months ended October 1, 2000. The increase in dollars and as a percentage of net revenues was due to our continued investments in new product development, and development expenses growing at a rate faster than net revenues.

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

     During the three months ended September 30, 2001, selling and marketing expenses increased $0.4 million to $9.1 million from $8.7 million in the three months ended October 1, 2000. As a percentage of net revenues, sales and marketing expenses increased to 11.2% in the three months ended September 30, 2001 from 10.1% in the similar prior year period. The increase in spending and as a percentage of net revenues was largely due to our decision to expand our sales efforts in the distribution channel sales area.

     During the six months ended September 30, 2001, sales and marketing expenses increased $2.2 million from the similar period in the prior fiscal year. As a percentage of net revenues this amounted to 11.2% in the six months ended September 30, 2001 compared to 10.4% in the similar prior year period. The increase in spending for sales and marketing expenses and as a percentage of net revenue is a result of our decision to expand our sales efforts in the distribution channel sales area.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, human resources and information technology personnel. Non-personnel related expenses consist of recruiting fees, professional services and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we incur additional costs relating to the growth of the business.

     During the three months ended September 30, 2001, general and administrative expenses increased $0.7 million to $3.9 million from $3.2 million in the three months ended October 1, 2000. The increase in spending was primarily due to the growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses increased to 4.8% in the three months ended September 30, 2001 from 3.8% in the similar prior year period.

     During the six months ended September 30, 2001, general and administrative expenses increased $1.7 million to $8.3 million from $6.6 million in the six months ended October 1, 2000. As a percentage of net revenues this amounted to 4.9% in the six months ended September 30, 2001, and 4.1% in the six months ended October 1, 2000. In the six months ended September 30, 2001, general and administrative expenses increased in dollars due to an increase in general and administrative personnel and related expenses.

    Merger Related Expenses. Merger related expenses consist primarily of investment banking, legal and accounting fees and other direct and incremental related charges. In the three months and six months ended October 1, 2000, merger related expenses were $22.9 million relating to the merger with Ancor Communications, Inc.

  Non-Operating Income

     Interest and other income, net of interest expense, was $4.7 million for the three months ended September 30, 2001, and $4.5 million for the three months ended October 1, 2000. The increase was largely due to increases in interest income related to increases in cash equivalents and investment balances. This increase was partially offset by a decrease in investment returns.

     In the six months ended September 30, 2001, interest and other income, net of interest expense, was $9.8 million and $8.3 million in the six months ended October 1, 2000. The increase in interest and other income in the six months ended September 30, 2001 is largely due to increases in cash equivalents and investment balances. The increase was partially offset by a decrease in investment returns.

  Income Tax Provision

     Our effective tax rate was 33% in the three months ended September 30, 2001, and 111% in the three months ended October 1, 2000. The elevated effective tax rate in October 1, 2000 was a result of certain non-deductible merger expenses associated with the Ancor Communications, Inc. merger consummated on August 1, 2000.

    Our effective tax rate was 33% in the six months ended September 30, 2001, and 55% in the six months ended October 1, 2000. The elevated effective tax rate in October 1, 2000 was a result of certain non-deductible merger expenses associated with the Ancor Communications, Inc. merger consummated on August 1, 2000.

New Accounting Standards

   Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. (SFAS) 141 "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for by a single method -- the purchase method. The adoption of SFAS 141 did not have a material impact on our financial position or results of operations.

   SFAS 142 "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets that have indefinite useful lives not to be amortized but rather be tested at least annually for impairment. We are required to adopt SFAS 142 on April 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The adoption of SFAS 142 is expected to reduce general and administrative expenses by $1.4 million annually through December 2005.

   In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144 "Accounting for the Impairment and Disposal of Long Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

     Our combined balances of cash and cash equivalents and short-term investments have increased to $420.5 million at September 30, 2001 compared to $355.5 million at April 1, 2001. The increase was primarily attributable to positive cash flow from operations and proceeds from issuance of stock under employee stock plans during the six months ended September 30, 2001.

     Our primary source of liquidity is derived from working capital, cash from operations, and a $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $43.9 million to $486.6 million from April 1, 2001 to September 30, 2001. The increase in working capital in the six months ended September 30, 2001 was largely attributable to cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank's prime rate. The credit facility expires on July 5, 2002, and, although there can be no assurance, we currently expect to renew this line of credit. There are no borrowings under this credit facility at September 30, 2001.

     Our cash flow provided by operations was $70.6 million in the six months ended September 30, 2001, and $46.3 million in the six months ended October 1, 2000. The growth in cash provided by operations was primarily due to increases in profitability. Additionally, in the six months ended September 30, 2001, cash flow from operations was improved by increases in income taxes payable and a reduction in accounts and notes receivable and inventories and partially offset by a reduction in accounts payable and accrued compensation.

     Our cash flow used in investing activities was $54.2 million in the six months ended September 30, 2001 compared to $47.5 million in the six months ended October 1, 2000. The increase in cash used in investing activities for the six months ended September 30, 2001 was primarily due to increased purchases of short-term investments, net of investment maturities. Additionally, capital expenditures were $6.5 million in the six months ended September 30, 2001 and $9.1 million in the six months ended October 1, 2000. The decrease in capital expenditures was due to reductions in capital investment as a result of the decreased growth rate in net revenues.

     Our cash flow provided by financing activities was $3.4 million in the six months ended September 30, 2001 compared to $13.8 million in the six months ended October 1, 2000. The decrease in cash provided by financing activities in the six months ended September 30, 2001 was primarily due to decreases in proceeds from issuance of stock under employee stock plans.

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

OUR STOCK PRICE MAY BE VOLATILE WHICH COULD AFFECT THE VALUE OF YOUR INVESTMENT.

   The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2001 through November 1, 2001, the market price has ranged from a low of $17.21 per share to a high of $99.13 per share. Several factors could impact our stock price including, but not limited to:

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUE FROM ANY ONE OF OUR CUSTOMERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

WE DEPEND ON OUR RELATIONSHIPS WITH WAFER SUPPLIERS AND OTHER SUBCONTRACTORS, AND A LOSS OF THESE RELATIONSHIPS MAY LEAD TO UNPREDICTABLE CONSEQUENCES WHICH MAY HARM OUR RESULTS OF OPERATIONS IF ALTERNATIVE SUPPLY SOURCES ARE NOT AVAILABLE.

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

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF THE RISKS ASSOCIATED WITH STRATEGIC ALLIANCES.

   We have alliances with leading information technology companies, and we plan to continue our strategy of developing key alliances in order to expand our reach into emerging markets. There can be no assurance that we will be successful in our ongoing strategic alliances or that we will be able to find further suitable business relationships as we develop new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations or financial conditions.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED, AND INFRINGEMENT CLAIMS OR ADVERSE JUDGMENTS COULD HARM OUR COMPETITIVE POSITION.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Sensitivity

   At September 30, 2001, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $272.4 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The QLogic Annual Meeting of Stockholders was held on August 28, 2001.

(b)   The following persons were duly elected to serve as directors of QLogic:
      H.K. Desai, Larry R. Carter, James R. Fiebiger,
      Kenneth E. Hendrickson, Carol L. Miltner and George D. Wells.

(c) The following is a tabulation of the votes of the stockholders of QLogic with respect to the proposals presented at the QLogic Annual Meeting of
      Stockholders:

                                                                                                                            BROKER
VOTE                                                                         FOR        AGAINST     WITHHELD     ABSTAIN   NON-VOTE
----                                                                      ----------   ----------  ----------    -------   --------
(i)      Election of Directors:

         H.K. Desai                                                       73,194,114           --  11,024,879         --        --
         Larry R. Carter                                                  83,625,188           --     593,805         --        --
         James R. Fiebiger                                                83,697,717           --     521,276         --        --
         Kenneth E. Hendrickson                                           81,872,450           --   2,346,543         --        --
         Carol L. Miltner                                                 83,525,717           --     693,276         --        --
         George D. Wells                                                  83,615,484                  603,509         --        --

(ii)     Approval and ratification of amendment to the QLogic
         Corporation Stock Awards Plan to increase the number of
         shares subject thereto by 2,000,000 shares, from 22,800,000
         to 24,800,000.                                                   44,769,525   39,057,977          --    391,491        --

(iii)    Approval and ratification of amendment to the QLogic
         Corporation Non-Employee Director Stock Option Plan to
         increase the number of shares subject thereto by 200,000
         shares, from 1,800,000 to 2,000,000.                             77,262,706    6,542,159          --    414,128        --

(iv)     Approval and ratification of amendment to the QLogic
         Corporation Non-Employee Director Stock Option Plan to
         extend the expiration date thereof from December 31,
         2001 to December 31, 2006.                                       77,763,034    6,047,767          --    408,192        --

(v)      Ratification of appointment of KPMG LLP as
         auditors for fiscal 2002                                         83,567,200      326,624          --    325,169        --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit No.                          Item Caption
-----------                          ------------
   2.1        Distribution Agreement dated as of January 24, 1994 among Emulex
              Corporation, a Delaware corporation, Emulex Corporation, a
              California Corporation and QLogic Corporation. (2)

   2.2 Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
              Communications, Incorporated. (11)

   3.1 Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (2)

   3.2        EMD Incorporation Agreement, dated as of January 1, 1993. (2)

   3.3        Certificate of Amendment of Certificate of Incorporation, dated
              May 26, 1993. (2)

   3.4        By-Laws of QLogic Corporation. (2)

   3.5        Amendments to By-Laws of QLogic Corporation. (3)

   3.6        Certificate of Amendment of Certificate of Incorporation, dated
              May 26, 1993. (2)

   3.7        Certificate of Amendment of Certificate of Incorporation, dated
              February 15, 1999. (8)

   3.8        Certificate of Amendment of Certificate of Incorporation, dated
              January 5, 2000. (9)

   4.1        Rights Agreement, dated as of June 4, 1996 between QLogic
              Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate. (4)

   4.2        Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.
              (5)

   4.3        Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.
              (10)

  10.1.2      Form of QLogic Corporation Non-Employee Director Stock Option
              Plan, as amended. (13)

  10.2.2      QLogic Corporation Stock Awards Plan, as amended. (13)

  10.3 Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation. (2)

  10.4 Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex
              Corporation, a Delaware corporation and QLogic Corporation. (2)

  10.5        Employee Benefits Allocation Agreement, dated as of January 24,
              1994, among Emulex Corporation, a Delaware corporation, Emulex
              Corporation, a California corporation, and QLogic Corporation. (2)

  10.6        Form of Assignment, Assumption and Consent Re: Lease among Emulex
              Corporation, a California corporation, QLogic Corporation and C.J.
              Segerstrom & Sons, a general partnership. (2)

  10.7 Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California
              Corporation, and QLogic Corporation. (2)

  10.8        Form of QLogic Corporation Savings Plan.*(2)

  10.9        Form of QLogic Corporation Savings Plan Trust.*(2)

  10.11       Form of Indemnification Agreement between QLogic Corporation and
              Directors. (3)

  10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor. (7)

  10.15       Form QLogic Corporation 1998 Employee Stock Purchase Plan. (8)

  10.16       Loan and Security Agreement with Silicon Valley Bank dated March
              31, 1994. (1)

Exhibit No.                          Item Caption
-----------                          ------------
  10.16.1     Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 6, 1998.(6)

  10.16.2 Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 5, 2001. (14)

  21.2        Subsidiaries of the Registrant. (13)


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

  (14) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

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

                                             QLOGIC CORPORATION

Date:  November 14, 2001                     By:    /s/     H. K. DESAI
                                                --------------------------------
                                                            H.K. Desai
                                                    Chairman, Chief Executive
                                                      Officer and President

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

Exhibit No.                          Item Caption
-----------                          ------------
   2.1        Distribution Agreement dated as of January 24, 1994 among Emulex
              Corporation, a Delaware corporation, Emulex Corporation, a
              California Corporation and QLogic Corporation. (2)

   2.2 Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor
              Communications, Incorporated. (11)

   3.1 Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (2)

   3.2        EMD Incorporation Agreement, dated as of January 1, 1993. (2)

   3.3        Certificate of Amendment of Certificate of Incorporation, dated
              May 26, 1993. (2)

   3.4        By-Laws of QLogic Corporation. (2)

   3.5        Amendments to By-Laws of QLogic Corporation. (3)

   3.6        Certificate of Amendment of Certificate of Incorporation, dated
              May 26, 1993. (2)

   3.7        Certificate of Amendment of Certificate of Incorporation, dated
              February 15, 1999. (8)

   3.8        Certificate of Amendment of Certificate of Incorporation, dated
              January 5, 2000. (9)

   4.1        Rights Agreement, dated as of June 4, 1996 between QLogic
              Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate. (4)

   4.2        Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.
              (5)

   4.3        Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.
              (10)

  10.1.2      Form of QLogic Corporation Non-Employee Director Stock Option
              Plan, as amended. (13)

  10.2.2      QLogic Corporation Stock Awards Plan, as amended. (13)

  10.3 Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation. (2)

  10.4 Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex
              Corporation, a Delaware corporation and QLogic Corporation. (2)

  10.5        Employee Benefits Allocation Agreement, dated as of January 24,
              1994, among Emulex Corporation, a Delaware corporation, Emulex
              Corporation, a California corporation, and QLogic Corporation. (2)

  10.6        Form of Assignment, Assumption and Consent Re: Lease among Emulex
              Corporation, a California corporation, QLogic Corporation and C.J.
              Segerstrom & Sons, a general partnership. (2)

  10.7 Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California
              Corporation, and QLogic Corporation. (2)

  10.8        Form of QLogic Corporation Savings Plan.*(2)

  10.9        Form of QLogic Corporation Savings Plan Trust.*(2)

  10.11       Form of Indemnification Agreement between QLogic Corporation and
              Directors. (3)

  10.13 Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor. (7)

  10.15       Form QLogic Corporation 1998 Employee Stock Purchase Plan. (8)

  10.16       Loan and Security Agreement with Silicon Valley Bank dated March
              31, 1994. (1)

  10.16.1 Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 6, 1998.(6)

  10.16.2 Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 5, 2001. (14)

Exhibit No.                          Item Caption
-----------                          ------------
   21.2       Subsidiaries of the Registrant. (13)


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

  (14) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

   * Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.