Form 10-Q
period 2001-12-30
QLOGIC CORP
filed 2002-02-13
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23298

QLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0537669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26600 Laguna Hills Drive Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

(949) 389-6000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of January 31, 2002, the registrant had 92,930,977 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated for stock splits.

QLOGIC CORPORATION

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 30, 2001 and April 1, 2001	2
	Condensed Consolidated Statements of Income for the three months and nine months ended December 30, 2001 and December 31, 2000.	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 30, 2001 and December 31, 2000.	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	19

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 30,	April 1,
	2001	2001

ASSETS
Cash and cash equivalents	$136,857	$128,273
Short term investments	316,408	227,210
Accounts and notes receivable, less allowance for doubtful accounts of $2,866 and $2,372 of December 30, 2001 and April 1, 2001, respectively	38,233	53,588
Inventories	27,151	46,510
Deferred income taxes	29,644	32,558
Prepaid expenses and other current assets	3,411	2,358

Total current assets	551,704	490,497
Property and equipment, net	57,687	56,843
Other assets	24,153	24,157

	$633,544	$571,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,033	$18,017
Accrued compensation	13,393	15,413
Income taxes payable	7,313	6,295
Accrued warranty	3,003	2,887
Other accrued liabilities	7,399	5,183

Total current liabilities	39,141	47,795

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 92,820,255 and 92,324,042 shares issued and outstanding at December 30, 2001 and April 1, 2001, respectively	93	92
Additional paid-in capital	409,904	393,383
Deferred stock-based compensation	(4,154)	(5,751)
Accumulated other comprehensive income	2,236	1,724
Retained earnings	186,324	134,254

Total stockholders’ equity	594,403	523,702

	$633,544	$571,497

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

Gross revenues	$83,627	$97,213	$257,435	$262,235
Sales discounts	1,040	2,084	4,068	4,362

Net revenues	82,587	95,129	253,367	257,873
Cost of revenues	31,456	34,631	98,374	91,683

Gross profit	51,131	60,498	154,993	166,190

Operating expenses:
Engineering and development	17,451	14,264	51,142	40,587
Selling and marketing	8,927	8,879	28,147	25,923
General and administrative	3,974	4,103	12,282	10,744
Merger related expenses	—	—	—	22,947

Total operating expenses	30,352	27,246	91,571	100,201

Operating income	20,779	33,252	63,422	65,989
Interest income, net	4,652	4,942	14,420	13,272

Income before income taxes	25,431	38,194	77,842	79,261
Income taxes	8,403	12,986	25,772	35,735

Net income	$17,028	$25,208	$52,070	$43,526

Net income per share:
Basic	$0.18	$0.28	$0.56	$0.48

Diluted	$0.18	$0.26	$0.55	$0.46

Number of shares used in per share calculations:
Basic	92,708	91,653	92,547	90,697

Diluted	95,125	95,708	94,993	95,082

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	December 30,	December 31,
	2001	2000

Cash flows from operating activities:
Net income	$52,070	$43,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,624	7,819
Provision for non-cash sales discounts	4,068	4,362
Increase in allowance for doubtful accounts	494	409
Amortization of deferred stock-based compensation	1,597	—
Loss on disposal of property and equipment	88	183
Benefit from (provision for) deferred income taxes	5,747	(10,065)
Tax benefit from issuance of stock under employee stock plans	5,299	45,571
Changes in assets and liabilities:
Accounts and notes receivable	14,861	(30,350)
Inventories	19,359	(8,583)
Prepaid expenses and other current assets	(1,053)	(733)
Other assets	(1,440)	(4)
Accounts payable	(9,984)	7,169
Accrued compensation	(2,020)	7,095
Incomes taxes payable	1,018	(1,951)
Accrued warranty	116	676
Other accrued liabilities	3,440	(1,002)

Net cash provided by operating activities	103,284	64,122

Cash flows from investing activities:
Additions to property and equipment	(8,945)	(11,526)
Purchases of investments	(267,010)	(163,218)
Maturities of investments	178,325	105,383
Acquisition of businesses, net of cash acquired	(1,224)	(841)
Purchase of equity investment	(3,000)	—

Net cash used in investing activities	(101,854)	(70,202)

Cash flows from financing activities:
Principal payments under short-term debt	—	(17)
Proceeds from issuance of stock under employee stock plans	7,154	27,242
Principal payments on long-term debt	—	(8)

Net cash provided by financing activities	7,154	27,217

Net increase in cash and cash equivalents	8,584	21,137
Cash and cash equivalents at beginning of period	128,273	86,889

Cash and cash equivalents at end of period	$136,857	$108,026

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17	$49

Income taxes	$9,890	$2,524

Supplemental disclosure of non-cash investing and financing activities:
Accrual for acquisition performance payment	$1,216	$924

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note (1) Basis of Presentation

      In the opinion of management of QLogic Corporation (“QLogic” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s financial position as of December 30, 2001, the statements of income for the three months and the nine months ended December 30, 2001 and December 31, 2000 and the statements of cash flows for the nine months ended December 30, 2001 and December 31, 2000. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended April 1, 2001. The results of operations for the three months and nine months ended December 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. All references to share and per share data have been retroactively restated to give effect to the Company’s stock splits.

Note (2) Inventories

      Components of inventories are as follows:

	December 30,	April 1,
	2001	2001

	(In thousands)
Raw materials	$24,917	$37,110
Work in process	976	8,021
Finished goods	1,258	1,379

	$27,151	$46,510

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computations of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

	(In thousands, except per share data)
Numerator:
Net income	$17,028	$25,208	$52,070	$43,526

Denominator:
Denominator for basic net income per share — weighted average shares	92,708	91,653	92,547	90,697
Dilutive potential common shares, using treasury stock method	2,417	4,055	2,446	4,385

Denominator for diluted net income per share	95,125	95,708	94,993	95,082

Basic net income per share attributable to common stockholders	$0.18	$0.28	$0.56	$0.48

Diluted net income per share attributable to common stockholders	$0.18	$0.26	$0.55	$0.46

      Options to purchase 4,285,943 and 138,551 shares of common stock with exercise prices that exceed the average market price of $42.69 and $92.65 during the three months ended December 30, 2001 and December 31, 2000, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

      Options to purchase 3,944,998 and 366,473 shares of common stock with exercise prices that exceed the average market price of $41.90 and $84.04 during the nine months ended December 30, 2001 and December 31, 2000, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note (4) Other Comprehensive Income

      The Company classifies certain of its investment securities as “available for sale” according to the definitions of Statements of Financial Accounting Standards No. (SFAS) 115, which requires these investments to be marked to fair value at each balance sheet date. According to SFAS 130, unrealized gains and losses from available for sale securities require disclosure as a component of other comprehensive income (loss). The Company’s other comprehensive income is comprised solely of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS 115. The components of total comprehensive income for the three and nine month periods ended December 30, 2001 were as follows:

	Three Months Ended		Nine Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

	(In thousands)
Net income	$17,028	$25,208	$52,070	$43,526
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments, net	(1,157)	894	512	1,416

Total comprehensive income	$15,871	$26,102	$52,582	$44,942

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under “Factors That May Affect Future Results” and elsewhere in this report, which include without limitation the fact that our operating results fluctuate significantly, that our business is dependent on the storage area network market that is new and unpredictable, and that our financial condition will be materially harmed if we do not maintain and gain market or industry acceptance of our products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. QLogic undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

      The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of our net revenues. (All figures in thousands except as otherwise noted).

	Three Months Ended				Nine Months Ended

	December 30,		December 31,		December 30,		December 31,
	2001		2000		2001		2000

Net revenues	$82,587	100.0%	$95,129	100.0%	$253,367	100.0%	$257,873	100.0%
Cost of revenues	31,456	38.1	34,631	36.4	98,374	38.8	91,683	35.6

Gross profit	51,131	61.9	60,498	63.6	154,993	61.2	166,190	64.4

Operating expenses:
Engineering and development	17,451	21.1	14,264	15.0	51,142	20.2	40,587	15.7
Selling and marketing	8,927	10.8	8,879	9.3	28,147	11.1	25,923	10.0
General and administrative	3,974	4.8	4,103	4.3	12,282	4.9	10,744	4.2
Merger related expenses	—	—	—	—	—	—	22,947	8.9

Total operating expenses	30,352	36.7	27,246	28.6	91,571	36.2	100,201	38.8

Operating income	$20,779	25.2%	$33,252	35.0%	$63,422	25.0%	$65,989	25.6%

Net Revenues

      Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended December 30, 2001 decreased $12.5 million or 13.2% from the three months ended December 31, 2000 to $82.6 million. The decrease was primarily the result of a $16.7 million decrease in sales of SCSI products offset by a $3.5 million increase in sales of Fibre Channel products, and a $0.7 million increase in IDE-based royalties. The decrease in sales of SCSI-based products was due to a decline in our peripheral chip business.

      Net revenues in the nine months ended December 30, 2001 decreased $4.5 million or 1.7% from the nine months ended December 31, 2000, to $253.4 million. The decrease was the result of a $31.5 million decrease in sales of SCSI products offset by a $29.9 million increase in sales of Fibre Channel products, and a $2.9 million decrease in IDE-based royalties. The decrease in sales of SCSI-based products was due to a decline in our peripheral chip business.

      Export revenues (primarily to the Pacific Rim countries) in the three months ended December 30, 2001 decreased $15.1 million or 27.2% from the three months ended December 31, 2000, to approximately $40.5 million, primarily due to decreased sales to our peripheral chip customers in Japan. As a percentage of net revenues, export revenues accounted for 49.1% in the three months ended December 30, 2001, and 58.4% in the three months ended December 31, 2000.

      Export revenues in the nine months ended December 30, 2001 decreased $15.0 million or 10.7% from the nine months ended December 31, 2000, to approximately $125.6 million. As a percentage of net revenues, export revenues accounted for 49.6% in the nine months ended December 30, 2001, and 54.4% in the nine months ended December 31, 2000. Export revenues are denominated in U.S. dollars.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers’ economic and market conditions frequently change. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition and results of operations.

Gross Profit

      Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in the three months ended December 30, 2001 was 61.9%, a decrease from 63.6% in the three months ended December 31, 2000. The decrease in gross profit percentage was due primarily to increased sales of certain lower margin SCSI-based products, as well as economies-of-scale impacts associated with the overall decreased revenue level.

      The gross profit percentage in the nine months ended December 30, 2001 was 61.2%, a decrease from 64.4% in the nine months ended December 31, 2000. The percentage decrease resulted primarily from a reduction in IDE-based royalties, as well as increased sales of our certain lower margin SCSI-based products.

      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, we do not anticipate the gross profit percentage to remain constant or increase at a rate consistent with historic trends and it may decline in future quarters, as reflected in this quarter’s decline.

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

      During the three months ended December 30, 2001, engineering and development expenses increased $3.2 million to $17.5 million from $14.3 million in the three months ended December 31, 2000. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses increased to 21.1% in the three months ended December 30, 2001 from 15.0% in the similar prior year period. The increase as a percentage of net revenues was due to our continued investments in new product development, and a decrease in net revenues during the three months ended December 30, 2001.

      During the nine months ended December 30, 2001, engineering and development expenses increased $10.6 million to $51.1 million from $40.5 million in the nine months ended December 31, 2000. As a percentage of net revenues this amounted to 20.2% in the nine months ended December 30, 2001, and 15.7%

in the nine months ended December 31, 2000. The increase in dollars and as a percentage of net revenues was due to our continued investments in new product development, and development expenses growing at a rate faster than net revenues.

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

      During the three months ended December 30, 2001, and December 31, 2000 selling and marketing expenses were the same at $8.9 million. As a percentage of net revenues, sales and marketing expenses increased to 10.8% in the three months ended December 30, 2001 from 9.3% in the similar prior year period. Actual spending remained flat as the increases for our sales efforts in the distribution channel sales area were offset by reductions in commissions which resulted from lower revenue. The increase in spending as a percentage of net revenues was largely due to our decision to expand our sales efforts in the distribution sales channel.

      During the nine months ended December 30, 2001, sales and marketing expenses increased $2.2 million from the similar period in the prior fiscal year. As a percentage of net revenues this amounted to 11.1% in the nine months ended December 30, 2001 compared to 10.0% in the similar prior year period. The increase in spending for sales and marketing expenses and as a percentage of net revenue is a result of our decision to expand our sales efforts in the distribution sales channel.

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

      During the three months ended December 30, 2001, general and administrative expenses decreased $0.1 million to $4.0 million from $4.1 million in the three months ended December 31, 2000. The decrease in spending was primarily due to the growth in administrative personnel offset by a reduction in bad debt expense due to reduced revenues. As a percentage of net revenues, general and administrative expenses increased to 4.8% in the three months ended December 30, 2001 from 4.3% in the similar prior year period.

      During the nine months ended December 30, 2001, general and administrative expenses increased $1.6 million to $12.3 million from $10.7 million in the nine months ended December 31, 2000. As a percentage of net revenues this amounted to 4.8% in the nine months ended December 30, 2001, and 4.2% in the nine months ended December 31, 2000. In the nine months ended December 30, 2001, general and administrative expenses increased in dollars and as a percent of net revenues due to an increase in general and administrative personnel and related expenses.

      Merger Related Expenses. Merger related expenses consist primarily of investment banking, legal and accounting fees and other direct and incremental related charges. In the nine months ended December 31, 2000, merger related expenses were $22.9 million relating to the merger with Ancor Communications, Inc.

Non-Operating Income

      Interest and other income, net of interest expense, was $4.7 million for the three months ended December 30, 2001, and $4.9 million for the three months ended December 31, 2000. The decrease was largely due to decreases in interest income related to decreases in investment returns.

      In the nine months ended December 30, 2001, interest and other income, net of interest expense, was $14.4 million and $13.3 million in the nine months ended December 31, 2000. The increase in interest and other income in the nine months ended December 30, 2001 is largely due to increases in cash equivalents and investment balances. The increase was partially offset by a decrease in investment returns.

Income Taxes

      Our effective tax rate was 33% in the three months ended December 30, 2001, and 34% in the three months ended December 31, 2000. The decrease in tax rate was due primarily to increased benefits derived from federal and state tax credits.

      Our effective tax rate was 33% in the nine months ended December 30, 2001, and 45% in the nine months ended December 31, 2000. The elevated effective tax rate in the nine months ended December 31, 2000 was a result of certain non-deductible merger expenses associated with the Ancor Communications, Inc. merger consummated on August 1, 2000.

New Accounting Standards

      Effective July 1, 2001, we adopted Statement of Financial Accounting Standards No. (SFAS) 141 “Business Combinations”. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for by a single method — the purchase method. The adoption of SFAS 141 did not have a material impact on our financial position or results of operations.

      SFAS 142 “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets that have indefinite useful lives not to be amortized but rather be tested at least annually for impairment. We are required to adopt SFAS 142 on April 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The adoption of SFAS 142 is expected to reduce general and administrative expenses by $1.4 million annually through December 2005.

      In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144 “Accounting for the Impairment and Disposal of Long Lived Assets.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $453.3 million at December 30, 2001 compared to $355.5 million at April 1, 2001. The increase was primarily attributable to positive cash flow from operations and proceeds from issuance of stock under employee stock plans during the nine months ended December 30, 2001.

      Our primary source of liquidity is derived from working capital, cash from operations, and a $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $69.9 million to $512.6 million from April 1, 2001 to December 30, 2001. The increase in working capital in the nine months ended December 30, 2001 was largely attributable to cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank’s prime rate. The credit facility expires on July 5, 2002, and, although there can be no assurance, we currently expect to renew this line of credit. There are no borrowings under this credit facility at December 30, 2001.

      Our cash flow provided by operations was $103.3 million in the nine months ended December 30, 2001, and $64.1 million in the nine months ended December 31, 2000. The growth in cash provided by operations was primarily due to increases in profitability. Additionally, in the nine months ended December 30, 2001, cash flow from operations was improved by a reduction in inventories and accounts and notes receivable partially offset by increases in accounts payable and accrued compensation.

      Our cash flow used in investing activities was $101.9 million in the nine months ended December 30, 2001 compared to $70.2 million in the nine months ended December 31, 2000. The increase in cash used in investing activities for the nine months ended December 30, 2001 was primarily due to increased purchases of short-term investments, net of investment maturities. Additionally, capital expenditures were $8.9 million in the nine months ended December 30, 2001 and $11.5 million in the nine months ended December 31, 2000.

The decrease in capital expenditures was due to reductions in capital investment as a result of the decreased growth rate in net revenues.

      Our cash flow provided by financing activities was $7.2 million in the nine months ended December 30, 2001 compared to $27.2 million in the nine months ended December 31, 2000. The decrease in cash provided by financing activities in the nine months ended December 30, 2001 was primarily due to decreases in proceeds from issuance of stock under employee stock plans.

      We believe that existing cash and cash equivalent balances, short term investments, facilities and equipment leases, and cash flows from operating activities will provide the Company with sufficient funds to finance our operations for at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Except for the historical information contained herein, the information in this report constitutes forward-looking statements. When used in this report the words “shall,” “should,” “forecast,” “all of,” “projected,” “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere in this report.

Our stock price may be volatile which could affect the value of your investment.

      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2001 through February 1, 2002, the market price has ranged from a low of $17.21 per share to a high of $99.13 per share. Several factors could impact our stock price including, but not limited to:

•	announcements concerning QLogic, our competitors or customers;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	conditions in the semiconductor industry;

•	changes in earnings estimates by industry analysts; and

•	market conditions for high technology equities in general.

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

Our operating results fluctuate significantly, which could cause our stock price to decline if our results fail to meet investors’ and analysts’ expectations.

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

•	changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiations of rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	level of inventory our customers require us to maintain in our field warehouses;

•	the time, availability and sale of new products;

•	changes in the mix of products having differing gross margins;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon wafers;

•	warranty expenses;

•	variations in product development and other operating expenses;

•	revenue adjustments related to product returns;

•	adoption of new accounting pronouncements and/or changes in our policies; or

•	general economic and other conditions effecting the timing of customer orders and capital spending.

      Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products and our competitors’ products. Although we do not maintain our own wafer manufacturing facility, large portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses would magnify the effect on net income of such shortfall in net revenues. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely effected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

Our business is dependent on the storage area network market that is new and unpredictable, and if this market does not develop and expand as we anticipate, our business will suffer.

      Fibre Channel-based storage area networks, or SANs, were first deployed in 1997. As a result, the market for SANs and related storage router products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. A significant number of our products are used exclusively in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations’ computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

•	educate potential OEM customers, distributors, resellers, system integrators, storage service providers and end-user organizations about the benefits of SANs;

•	maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators, and storage system providers;

•	predict and base our products on standards which ultimately become industry standards; and

•	achieve interoperability between our products and other SAN components from diverse vendors.

Our financial condition will be materially harmed if we do not maintain and gain market or industry acceptance of our products.

      The markets in which we compete involve rapidly changing technology, evolving industry standards and continuing improvements in products and services. Our future success depends, in part, on our ability to:

•	enhance our current products and to develop and introduce in a timely manner new products that keep pace with technological developments and industry standards;

•	compete effectively on the basis of price and performance; and

•	adequately address original equipment manufacturer customer and end-user customer requirements and achieve market acceptance.

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

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec Inc. and LSI Logic Corporation in the SCSI sector of the I/ O market. In the Fibre Channel host bus adapter sector of the I/ O market, we compete primarily with LSI Logic Corporation, Emulex Corporation, JNI Corporation and Adaptec Inc. In the Fibre Channel host controller chip sector of the market we compete primarily with Agilent Technologies. In the switch products sector, we compete with Brocade Communications, McData Corporation and several smaller companies. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop I/ O controller integrated circuits for use in their own products. At least one large original equipment manufacturer customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

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

      We use multiple sources of supply for some of our products, which may require customers to perform separate product qualifications. We have not developed alternate sources of supply for all of our products and our newly introduced products are typically produced initially by a single foundry until alternate sources can be qualified. In particular, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic’s transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely affected. The requirement that a customer perform separate product qualifications, or a customer’s inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors. Constraints or delays in the supply of our products, due to capacity constraints, unexpected disruptions at our foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers.

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

      We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

•	a greater difficulty of administering our business globally;

•	compliance with multiple and potentially conflicting regulatory requirements, such as export requirements, tariffs and other barriers;

•	differences in intellectual property protections;

•	difficulties in staffing and managing foreign operations;

•	potentially longer accounts receivable cycles;

•	currency fluctuations;

•	export control restrictions;

•	overlapping or differing tax structures;

•	political and economic instability; and

•	general trade restrictions.

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

      The semiconductor industry has, in the past, experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of wafers, we may consider various possible supply agreements. Those types of agreements include the use of “take or pay” contracts, making equity investments in, or advances to, wafer manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these arrangements would involve financial risk to us and could require us to commit a substantial amount of our funds or provide technology licenses in return for guaranteed production capacity. The need to commit our own funds may require us to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. This kind of additional financing, if necessary, may not be available on terms acceptable to us.

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

      We anticipate that our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with ours. Mergers and acquisitions involve numerous risks, including:

•	uncertainties in identifying and pursuing target companies;

•	difficulties in the assimilation of the operations, technologies and products of the acquired companies;

•	the diversion of management’s attention from other business concerns;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	the potential loss of current customers and/or retention of the acquired company’s customers; and

•	the potential loss of key employees of the acquired company.

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment, and cause us to incur debt, contingent liabilities and amortization/impairment expense related to goodwill and other intangible assets, all of which could materially adversely affect our results of operations. Effective July 1, 2001, the Financial Accounting Standards Board, or FASB, has issued, and we have adopted, SFAS 141 “Business Combinations”. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations implemented after June 30, 2001 be accounted for using the purchase method of accounting. As a result, we may not be able to complete a business combination without incurring goodwill or other intangible assets. SFAS 142 “Goodwill and Other Intangible Assets” eliminates the quarterly and yearly recurring charges for the amortization of goodwill. A significant charge to earnings may be recorded if it can be determined that the goodwill is impaired. This potential charge could have a material impact on our results of operations.

      We have made, and plan to continue to make, investments in technology companies including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. In addition if we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced.

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

      Intellectual property claims have been made against us in the past, and patent or other intellectual property infringement claims could be made against us in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of wafers and other components can also be interrupted by intellectual property infringement claims against our suppliers.

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

The preparation of our consolidated financial statements in accordance with generally accepted accounting principals requires management to make estimates when interpreting and applying critical accounting policies.

      We use estimates when recording certain balances in our consolidated financial statements, in accordance with generally accepted accounting principals. These estimates impact the amounts reported in the financial statements, and include estimates with respect to the following:

•	sales discounts and returns;

•	allowances for bad debts;

•	merger and acquisition charges;

•	warranty expenses;

•	deferred revenues; and

•	valuation of inventory.

Actual results could materially differ from these estimates, which could in turn impact the amounts reported in our financial statements.

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

Interest Rate Sensitivity

      At December 30, 2001, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $316.4 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 30, 2001, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
No.	Item Caption

2.1	Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2	Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(11)
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4	By-Laws of QLogic Corporation.(2)
3.5	Amendments to By-Laws of QLogic Corporation.(3)
3.6	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7	Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(8)
3.8	Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(9)
4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3	Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(10)
10.1.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.(13)
10.2.2	QLogic Corporation Stock Awards Plan, as amended.(13)
10.3	Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4	Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5	Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6	Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7	Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8	Form of QLogic Corporation Savings Plan.*(2)
10.9	Form of QLogic Corporation Savings Plan Trust.*(2)
10.11	Form of Indemnification Agreement between QLogic Corporation and Directors.(3)

Exhibit
No.	Item Caption

10.13	Industrial Lease Agreement between the Registrant, as lessee, and AEW/ Parker South, LLC, as lessor.(7)
10.15	Form QLogic Corporation 1998 Employee Stock Purchase Plan.(8)
10.16	Loan and Security Agreement with Silicon Valley Bank dated March 31, 1994.(1)
10.16.1	Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 6, 1998.(6)
10.16.2	Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 5, 2001.(14)
21.2	Subsidiaries of the Registrant.(13)

(1)	Previously filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/ A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(10)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/ A dated June 1, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: February 13, 2002