Form 10-K
period 2002-03-31
QLOGIC CORP
filed 2002-06-17
CIK 918386

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-23298

QLogic Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0537669 (I.R.S. Employer Identification No.)
26600 Laguna Hills Drive Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

(949) 389-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of May 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,641,007,570.

      As of May 31, 2002, the registrant had 93,307,742 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:

Part III, Items 10, 11, 12 and 13 —	Definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 fiscal year.

PART I

Item 1.     Business

Introduction

      QLogic Corporation was organized as a Delaware corporation in 1992. In August 2000, we merged with Ancor Communications, Inc., in a pooling-of-interests transaction. Unless the context indicates otherwise, the “Company” and “QLogic” each refer to the Registrant and its subsidiaries.

      All references to years refer to the Company’s fiscal years ended March 31, 2002, April 1, 2001, and April 2, 2000 as applicable, unless the calendar years are specified. All references to share and per share data have been restated to reflect our stock splits.

Overview

      QLogic Corporation simplifies the process of networking storage for original equipment manufacturers, or OEMs, resellers and system integrators with the only end-to-end storage area network, or SAN, infrastructure in the industry. With a vision of a SAN in every business, QLogic produces the controller chips, management enclosure chips, host bus adapters, or HBAs, fabric switches and management software that are the backbone of storage networks for large corporations and small to medium-sized businesses. The Company serves customers with solutions based on all SAN technologies including Small Computer Systems Interface, or SCSI, Internet SCSI, or iSCSI, InfiniBandTM and Fibre Channel.

Customers, Markets and Applications

QLogic’s products are sold directly to OEMs and through QLogic-authorized distributors and resellers. QLogic customers rely on our SAN infrastructure technology to deliver storage solutions to information technology professionals in virtually every business sector.

QLogic technology is found in solutions for:

•	Storage-intensive enterprise applications such as data warehousing, data mining and online transaction processing;

•	Media-rich file types such as film/video, broadcast, medical imaging and computer-aided design, or CAD and computer-aided manufacturing or CAM;

•	Server clustering and local area network-free, or LAN-free, high-speed backup.

QLogic products are incorporated in hundreds of OEM customer solutions from: Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Fujitsu Limited, Hitachi Limited, Hewlett Packard Company, Intel Corporation, IBM Corporation, Quantum Corp., Sony, Storage Technology Corporation (StorageTek), Sun Microsystems, Inc. and many others.

Partnerships and Alliances

To ensure interoperability within the SAN, QLogic works closely with independent hardware vendors and software vendors, as well as developers and integrators who create, test, and evaluate complementary storage networking products. Key partners include: Computer Associates International, Inc., Legato Systems, Inc., McData Corporation, Microsoft Corporation, and VERITAS Software Corporation.

Storage Industry

      The University of California at Berkeley report entitled “How Much Information?” published in late 2000, attempted to measure how much digital information is generated in the world each year. The report concluded the world currently generates over 1.6 million terabytes (1 terabyte equals roughly 1 million books) of magnetically recorded information per year. It also appears this volume is doubling every year. The ability to access, share and, most importantly, manage this amount of information represents a large market opportunity.

      In the mid-1980’s the need to distribute information quickly and efficiently drove client access from a “mainframe direct connect” environment to a LAN environment. More recently, the need to access growing volumes of information by large numbers of homogeneous and heterogeneous computing platforms has led to a rapid adoption of storage area networking environments. As indicated in the University of California at Berkeley study, the explosive expansion of the Internet and the growing use of digital information servers act as a catalyst for ever increasing storage requirements and drives the need to network storage for accessibility, maintainability and simplicity of management.

      IBM first introduced storage area networking in the early 1990’s with the Enterprise System Connection, or ESCON. While this was an effective solution for IBM mainframe environments, it did nothing for the rapidly expanding open systems environment. Fibre Channel, which was introduced in 1994, promised superior connectivity, distance and access benefits over ESCON in a standard protocol.

      Initially deployed in a loop environment and used primarily for its tremendous bandwidth advantages over existing SCSI solutions, Fibre Channel gradually moved into networked environments. At first, deployments used hubs to connect networked servers and storage subsystems. Subsequently, switches replaced hubs and now represent the vast majority of deployments.

      As was the case in the adoption of LANs, software was necessary for the successful adoption of storage area networking. The ability to consolidate multiple computing environments and share connectivity of previously dedicated storage offered significant cost advantages. The only remaining issue was managing such a sophisticated environment. SANs followed much the same adoption path as LANs, with storage manufacturers, original equipment manufacturers and third parties all developing and delivering SAN management solutions. Today there are many SAN management solutions available, from relatively basic solutions for small environments to extensive software packages capable of managing thousands of SAN nodes.

      SANs are rapidly being adopted with Fibre Channel the primary enabling technology for their implementation. According to International Data Corporation and Dataquest market reports, SANs will dominate the storage market by 2004 and Fibre Channel will be the dominant technology used to deploy SANs through 2004 and beyond.

The QLogic Solution

      Our ability to serve the storage industry stems from our highly leveraged product line that provides a complete SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (Fibre Down technology), baseboard management solutions and Fibre Channel HBAs. Connecting servers to storage, we provide the backbone of the network with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for the Redundant Array of Independent Disks, or RAID, Fibre Channel host port, RAID Fibre Channel drive port, along with controller chips for hard drives and tape drives.

      One of our key strategies has been to provide our customers with solutions that simplify their product design requirements. Complete storage networking solutions that are pre-tested and easy to install significantly reduce the implementation efforts and time-to-market in both manufacturing and enterprise information technology environments. Today our SAN infrastructure components are found in a broad range of SAN products, including workstations, department servers, blade servers, network attached storage, or NAS, servers, storage routers, virtualization appliances, tape drives and disk arrays.

QLogic Product Overview

      QLogic designs and supplies storage network infrastructure components and software for the world’s largest server and storage subsystem manufacturers that ultimately are used by small to medium-sized business, along with companies that have large information technology environments. Our products are based on SCSI, iSCSI, Fibre Channel, and Infiniband standards.

      We have the unique position as the only end-to-end supplier of Fibre Channel network infrastructure components that aid in the transfer and acquisition of data within the SAN. Our products include our SANbladeTM HBAs, SANboxTM Fibre Channel Switches and SANsurfer Tool KitTM management software. QLogic is the only HBA vendor to support SCSI, Internet Protocol, or IP, Virtual Interface, or VI, and FICON protocols with the same Fibre Channel HBA. In addition, we design and supply controller chips used in hard drives and tape drives as well as enclosure management and baseboard management chip solutions that monitor the health of the physical environment within a server or storage enclosure.

SAN Infrastructure Products

Host Bus Adapters

QLogic’s SANblade HBA family consists of board-level solutions based on Fibre Channel, iSCSI and Infiniband. Our SANblade products are engineered around a standard, common driver interface, so developers can migrate between topologies with minimal investment and bring new technology products to market quickly. We produce a broad line of HBAs and SANblade ManagerTM as part of our SANsurfer Toolkit software, for both direct connect and SAN connected environments.

SANblade 2300 Series

The SANblade 2300 Series are PCI-X, CompactPCI, or cPCI and SBus to 2Gb Fibre Channel HBAs. Targeted specifically for SANs and server clustering environments, the 2300 Series is optimized for peak performance and real-world scalability. Our 2Gb/sec HBAs support a wide range of operating system environments and provide reliable, high-performance connectivity for the world’s leading server and storage subsystem platforms.

SANblade 2200 Series

The SANblade 2200 Series is designed for performance in the SAN environment. The 2200 Series provides all the benefits of Fibre Channel technology — fabric connections for hundreds of devices, bandwidth to 200MB/s (in full duplex) all in a highly integrated cost-effective package. With PCI, cPCI, and SBus models, the high-performance 2200 Series supports SAN-enabled features, like F-port fabric login, full duplex, Fibre Channel-tape and IP protocol, creating a powerful SAN connectivity solution.

PCI-SCSI Host Bus Adapters

Designed for maximum performance in real world applications, QLogic’s PCI-SCSI host bus adapter family enables a powerful combination of speed and host-CPU independence, making QLogic SCSI products among the most scalable solutions on the market.

Fibre Channel Switches

We develop and market Fibre Channel switches and SANbox Manager as part of our SANsurfer Tool Kit software. QLogic SANbox switches provide a high performance and flexible solution for networking storage. With solutions ranging from 8-port fabric switches to 16-port fabric switches, the SANbox product line meets the needs of both small to medium business as well as requirements in the global enterprise information technology environment. Deployed in single or multi-stage “fabrics” of almost any size, these products are essential to the creation of resilient, intelligent SANs. Linking multiple host and storage resources, SANbox products create the connectivity framework that allows users to share and efficiently access stored data.

SANbox2TM Fibre Channel Switches

QLogic’s SANbox2 is a 2Gb and 1Gb Fibre Channel switch that ensures complete investment protection for current and future SAN infrastructures. It provides a new 2Gb standard of performance, reliability and simplicity for SANs. Providing both 8 and 16 ports, the SANbox2 is the fastest, most scalable and easiest to manage Fibre Channel switch on the market. Built on the industry’s most advanced technology from the original SANbox series, SANbox2 breaks new ground with enhanced functionality that meets or exceeds mission-critical requirements.

SANboxTM Fibre Channel Switches

QLogic’s SANboxTM 8, 16 and 16HA (High Availability) port switches provide the essential foundation for scalable high-performance SANs. Linking multiple hosts and storage resources, SANbox products provide a reliable high performance connectivity framework to help users share and efficiently access stored data. The SANbox-8’s small size makes it the ideal 8-port switch for either “edge switch” or “core switch” use, supporting applications ranging from server clustering to storage consolidation and enterprise backup. The SANbox 16 and 16HA is ideal for storage consolidation, server clustering, and enterprise backup for any application requiring maximum reliability, availability and performance. The SANbox-16HA includes all the features of our standard 16-port switch, plus optional dual redundant power supplies.

Software

SANsurfer Tool KitTM Management Software

SANsurfer Tool Kit is included with all QLogic SANblade HBAs and SANbox switches. Through its SANblade Manager and SANsurfer Manager, it provides everything needed to configure and manage a QLogic SAN fabric, all from a single intelligent interface. Beginning with easy-to-follow installation instructions and incorporating all the necessary drivers and firmware, SANsurfer Tool Kit is capable of handling any aspect of SANbox and SANblade management, including accurate detection of device failures, diagnostic tools to help managers troubleshoot, and statistical tools to measure metrics. SANsurfer Tool Kit can also be launched from multi-vendor SAN management software packages from VERITAS®, Computer Associates®, BMC Software®, Tivoli®, McData and others. QLogic partners with industry leading SAN software providers to ensure that our products interoperate with our partners’ software.

     Silicon Chips

ISP Controller Chips

QLogic’s PCI/PCI-X Fibre Channel controllers are highly integrated, cost effective solutions. Interoperability is key in our unique single-chip design and ultra-scalable architecture, making QLogic Fibre Channel products the easiest to implement and evolve.

Peripheral Controllers

QLogic’s Peripheral Controllers are the industry standard for stand-alone SCSI and Fibre Channel solutions, providing the flexibility and performance required for applications in hard drives, tape drives, scanners, and other peripheral products.

Management Controllers

QLogic’s Management Controller products monitor and control the physical environment within server or storage enclosure environments. These products detect the presence or absence of functional disk drives, power supplies and fans, as well as monitor the temperature within the enclosure, and pass the information back to a system for display and/or programmed action.

Sales and Marketing

      We market and distribute our products through OEM partners, system integrators, resellers and our direct sales organization supported by sales and field engineering personnel. We also utilize a network of independent manufacturers’ representatives and regional and international distributors.

      In North America, we maintain a direct sales force to serve our large original equipment manufacturer customers and multiple outside representatives that are focused on medium and emerging accounts. National distributors carrying our products serve the value added reseller, or VAR market.

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

      For our original equipment manufacturer customers, our sales efforts are focused on establishing and developing long-term relationships. The sales cycle typically begins with one of our product designs being selected as a component into a potential customer’s computer system or data storage peripheral. Once we secure this design win with a given customer, the time to product shipment can range between six and eighteen months. After winning a design with a potential customer, we work closely with the customer to integrate our product with the customer’s current and next generation products.

      We actively participate within industry organizations relating to the development and acceptance of industry standards. We also collaborate with peer companies in respective markets through co-marketing activities, joint training, road tours and cooperative testing. To ensure multi-vendor inter-operation, we maintain extensive interoperability and testing laboratories.

Engineering and Development

      Our industry is subject to rapid and regular technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural and systems expertise to address a broad range of input/ output, or I/O, and SAN solutions.

      We are engaged in the design and development of integrated circuits for Fibre Channel switches, switch components, SCSI I/O controllers and Fibre Channel host bus adapters. We also design and develop SCSI and Fibre Channel hard disk controllers and management controller semiconductors used in storage peripherals and server enclosures and circuit boards.

      We continue to invest heavily in research and development and have expanded our capabilities through our merger with Ancor Communications, Inc. and our acquisition of Little Mountain Group, Inc. Recognizing the rapid technological evolution in the industry, we maintain research and development activities in the areas of emerging technologies including Infiniband and iSCSI.

      As of March 31, 2002, we employed approximately 373 engineers, including technicians and support personnel engaged in the development of new products and the improvement of existing products. There can be no assurance that we will continue to be successful in attracting and retaining key personnel with the skills and expertise necessary to develop new products in the future.

Backlog

      Our backlog of orders was approximately $56.5 million on March 31, 2002, compared to approximately $86.2 million on April 1, 2001. These backlog figures include only orders scheduled for shipment within six months. Most orders are subject to rescheduling and/or cancellation with little or no penalty. Purchase order release lead times depend upon the scheduling practices of the individual customer, and the rate of booking new orders fluctuates from month to month. Our customers have in the past encountered uncertain and changing demand for their products. Orders are typically placed based on customer forecasts. If demand falls below customers’ forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Additionally, the percentage of business that is booked and billed within the same quarter is increasing. Therefore, the level of backlog at any particular date is not necessarily indicative of sales for any future period.

Competition

      The markets for SAN infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards.

      Due to the broad array of components required in the storage area network infrastructure, we compete with several companies. In the HBA market our primary competitors are LSI Logic Corporation, Emulex Corporation, Adaptec Inc. and JNI Corporation. Our switch products compete with McData Corporation and Brocade Communications Systems, Inc., however, there are also many other smaller companies in these markets.

      There are two markets in the Fibre Channel semiconductor controller business. The first market is associated with host applications and controller interfaces. In this market our primary competitors are Agilent Technologies and LSI Logic Corporation. The other market is the hard drive controller business. Although there are no direct competitors currently, potential competitors are Marvel Technologies and LSI Logic Corporation and vertically integrated hard disk drive manufacturers.

      Finally, our enclosure and baseboard management semiconductor controllers compete primarily with Vitesse Semiconductor Corporation.

Manufacturing

      We subcontract the manufacturing of our semiconductor chips and host bus adapter boards and switches to independent foundries and subcontractors, which allows us to avoid the high costs of owning, operating and constantly upgrading a wafer fabrication facility and assembly factory. As a result, we focus our resources on product design and development, quality assurance, sales and marketing and customer support. We design our semiconductors, switches, and host adapter board products, and perform final tests on products, including tests required under our ISO9001/ TickIT Certification. We also provide fabrication process reliability tests, conduct failure analysis and audit the finished goods inventory to confirm the integrity of our quality assurance procedures.

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

Intellectual Property

      Although we have seventeen patents issued and nine additional patent applications pending in the United States, we rely primarily on our trade secrets, trademarks and copyrights to protect our intellectual property. We attempt to protect our proprietary information through confidentiality agreements and contractual provisions with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

      While our ability to compete may be affected by our ability to protect our intellectual property, we believe our technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property.

      We have received notices of claimed infringement of trademark rights in the past. There can be no assurance that third parties will not assert claims of infringement of trademarks or any other intellectual property rights against us with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

Employees

      We had 668 employees as of March 31, 2002. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Item 2.	Properties

      Our principal product development, operations, sales and corporate offices are currently located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We purchased the Aliso Viejo facility on March 23, 2000 and the facility is held without encumbrance. Additionally, we have leased design centers in Austin, Texas, Roseville, California and Eden Prairie, Minnesota comprising 5,973 square feet, 15,622 square feet and 50,182 square feet, respectively.

Item 3.	Legal Proceedings

      Periodically, we are a party to ordinary disputes arising in the normal course of business. We do not believe that the outcome of any current legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of fiscal 2002 to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Principal Market and Prices

      Shares of our common stock are traded and quoted in The NASDAQ National Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent years as reported on The NASDAQ National Market.

	Sales Prices

Fiscal 2002	High	Low

First Quarter	$66.16	$17.81
Second Quarter	65.67	17.21
Third Quarter	56.99	17.30
Fourth Quarter	57.10	35.97

Fiscal 2001	High	Low

First Quarter	$131.75	$39.69
Second Quarter	119.25	60.25
Third Quarter	130.25	60.44
Fourth Quarter	99.13	21.75

Number of Common Stockholders

      The approximate number of record holders of our common stock was 675 as of March 31, 2002.

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

	Fiscal Year Ended

	March 31,	April 1,	April 2,	March 28,	March 29,
	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Selected Statements of Operations Data
Net revenues	$344,189	$357,542	$216,093	$121,575	$89,317
Cost of revenues	133,005	128,739	70,982	49,034	40,040

Gross profit	211,184	228,803	145,111	72,541	49,277

Operating expenses:
Engineering and development	69,684	56,315	47,451	29,809	19,872
Selling and marketing	38,323	36,482	22,623	15,248	12,540
General and administrative	16,673	14,828	11,202	8,803	8,402
Merger and related expenses	—	22,947	—	—	—

Total operating expenses	124,680	130,572	81,276	53,860	40,814

Operating income	86,504	98,231	63,835	18,681	8,463
Interest and other income	19,036	18,706	9,181	5,759	3,543

Income before income taxes	105,540	116,937	73,016	24,440	12,006
Income taxes	34,814	48,168	24,701	8,310	4,983

Net income	70,726	68,769	48,315	16,130	7,023
Accretion on convertible preferred stock	—	—	12	762	345

Net income attributable to common stockholders	$70,726	$68,769	$48,303	$15,368	$6,678

Basic net income per share	$0.76	$0.76	$0.56	$0.20	$0.10

Diluted net income per share	$0.74	$0.72	$0.52	$0.18	$0.09

Selected Balance Sheet Data
Working capital	$535,612	$442,702	$257,127	$118,790	$96,066
Total assets	$670,015	$571,497	$394,969	$203,479	$159,295
Long-term capitalized lease obligations, excluding current installments	$—	$—	$—	$—	$141
Total stockholders’ equity	$618,983	$523,702	$359,325	$175,710	$139,255

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth under “Factors That May Affect Future Results” and elsewhere in this document, which include without limitation the fact that our stock price may be volatile which could affect the value of your investment, that our operating results fluctuate significantly, that a long lasting economic downturn in the global economy impacting information technology spending could negatively impact our business, that our business is dependent on the storage area network market that is new and unpredictable, and that our financial condition will be materially harmed if we do not maintain and gain market or industry acceptance of our products. Readers of this Annual Report on Form 10-K are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. QLogic undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      The following table sets forth the results of operations and percentage of net revenues in our consolidated statements of income:

	Fiscal Year Ended

					April 2, 2000

			April 1, 2001
	March 31, 2002

	)
	(In thousands
Net revenues	$344,189	100%	$357,542	100%	$216,093	100%
Cost of revenues	133,005	38.7	128,739	36.0	70,982	32.8

Gross profit	211,184	61.3	228,803	64.0	145,111	67.2

Operating expenses:
Engineering and development	69,684	20.2	56,315	15.8	47,451	22.0
Selling and marketing	38,323	11.1	36,482	10.2	22,623	10.5
General and administrative	16,673	4.9	14,828	4.1	11,202	5.2
Merger and related expenses	—	—	22,947	6.4	—	—

Total operating expenses	124,680	36.2	130,572	36.5	81,276	37.7

Operating income	$86,504	25.1%	$98,231	27.5%	$63,835	29.5%

Net Revenues

      Our net revenues are derived primarily from the sale of SCSI and Fibre Channel based I/O products and enclosure management products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in fiscal 2002 decreased $13.4 million or 4% from fiscal 2001 to $344.2 million. The decrease was the result of a $39.5 million increase in sales of Fibre Channel products, which was more than offset by a $49.6 million decrease in sales of SCSI products, and a $3.2 million decrease in IDE-based royalties.

      Net revenues in fiscal 2001 increased $141.4 million or 65% from fiscal 2000 to $357.5 million. The increase was the result of a $35.8 million increase in sales of SCSI products, a $112.1 million increase in sales of Fibre Channel products, partially offset by a $6.4 million decrease in IDE-based royalties.

      Export revenues (primarily to Pacific Rim Countries) in fiscal year 2002 decreased $35.5 million or 18% from fiscal 2001 to approximately $163.4 million. Export revenues in fiscal 2001 increased $84.0 million or 73% from fiscal 2000, to approximately $198.9 million. As a percentage of net revenues, export revenues accounted for 47% in fiscal year 2002, 56% in fiscal year 2001, and 53% in fiscal year 2000. The decrease in export net revenues as a percentage of total revenues is due to a decrease in net revenues in Pacific Rim countries. The decreases in export revenue dollars are primarily due to decreased sales to customers in Japan. Export revenues are denominated in U.S. Dollars. We do not expect the uncertainty in selected Pacific Rim foreign currency markets to have a material adverse effect on the results of our operations.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our four largest customers accounted for approximately 48% of net revenues in fiscal year 2002, 64% in fiscal year 2001, and 55% in fiscal year 2000. In fiscal 2002, Fujitsu Limited accounted for 17% of net revenues, and Sun Microsystems accounted for 16% of the Company’s net revenues. In fiscal 2001, Fujitsu Limited accounted for 29% of net revenues, and Sun Microsystems accounted for 18% of the Company’s net revenues. In fiscal 2000, Fujitsu Limited accounted for 27% of net revenues and Sun Microsystems accounted for 13% of net revenues.

      We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on the Company’s business, financial condition and results of operations.

Gross Profit

      Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in fiscal 2002 was 61%, a decrease from 64% in fiscal 2001. The percentage decline was due to a reduction in the contribution of license fees and a decrease in margins on sales of earlier generation SCSI products.

      The gross profit percentage in fiscal 2001 was 64%, a decrease from 67% in fiscal 2000. The percentage decline was due to a reduction in the contribution of license fees combined with an increase in sales of switch products with lower margins.

      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. As a result, we anticipate gross profit percentages to decrease in the future.

Operating Expenses

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel related expenses, development related material, occupancy costs, and computer support. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. As a result, we expect that engineering and development expenses will increase in absolute dollars in fiscal 2003.

      Engineering and development expenses were $69.7 million in fiscal year 2002, $56.3 million in fiscal year 2001, and $47.5 million in fiscal year 2000. As a percentage of net revenues this amounted to 20% in fiscal 2002, 16% in fiscal 2001, and 22% in fiscal 2000. The increase in spending each fiscal year was largely due to increased levels of Fibre Channel and SCSI design and engineering support. The increase as a percentage of net revenues in fiscal year 2002 is attributed to the increase in development expenses during a period in which we experienced moderate revenue declines.

      In fiscal year 2000 we incurred a $7.5 million charge for acquired in-process technology relating to the acquisition of AdaptiveRAID®technology from Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of nStor Corporation. The Company recorded the purchase price as a one-time charge for in-process research and development of $7.5 million to engineering and development expense in the fourth fiscal quarter ended April 2, 2000.

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

      Sales and marketing expenses were $38.3 million in fiscal 2002, $36.5 million in fiscal 2001, and $22.6 million in fiscal 2000. As a percentage of net revenues this amounted to 11% in fiscal 2002, 10% in fiscal

2001, and 11% in fiscal 2000. The increase in both dollars and as a percentage of net revenues from fiscal 2001 to fiscal 2002 relates to an increased level of sales and support personnel to more completely serve our customers. The increase in dollars from fiscal 2000 to fiscal 2001 reflects an increase in sales commissions paid as a result of the increase in revenues. The decrease in expenses as a percentage of revenues from fiscal 2000 to fiscal 2001 relates to economies of scale benefits realized from the growth in revenues.

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

      General and administrative expenses were $16.7 million in fiscal 2002, $14.8 million in fiscal 2001, and $11.2 million in fiscal 2000. As a percentage of net revenues this amounted to 5% in fiscal 2002, 4% in fiscal 2001, and 5% in fiscal 2000. The increase in both dollars and as a percentage of net revenues from fiscal 2001 to fiscal 2002 was due to increased costs for depreciation related to improved business systems and insurance.

      General and administrative expenses increased in fiscal 2001 by $3.6 million due to an increase in personnel, combined with increases in the bad debt reserves related to accounts receivable growth.

      Merger and Related Expenses. Merger and related expenses in fiscal year 2001 consisted primarily of direct and incremental transaction costs, such as fees for investment bankers, attorneys, accountants, and other related fees and expenses. Merger and related costs of approximately $22.9 million were incurred in connection with the merger with Ancor accounted for as a pooling-of-interests.

Non-Operating Income

      Interest and other income, was $19.0 million in fiscal 2002, $18.7 million in fiscal 2001, and $9.2 million in 2000. The increases in interest and other income in fiscal 2002, 2001 and 2000 are largely due to increases in cash equivalents and investment balances due to $64.9 million in net proceeds received from a secondary stock offering in the second quarter of 2000 and $14.8 million in net proceeds received from Intel pursuant to a stock purchase agreement in the third quarter of fiscal 2000. Additionally, cash equivalent and investment balances have increased due to cash flow from operations in each of the last three fiscal years.

Income Tax Provision

      Our effective tax rates were approximately 33% in fiscal 2002, 41% in fiscal 2001, and 34% in fiscal 2000. The elevated tax rate in fiscal 2001 was due to nondeductible costs incurred in conjunction with the merger with Ancor Communications, Inc. For more information on the merger, please see Note (2) in Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

      The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	inventory valuation; and

•	accounting for investments.

      Revenue recognition. We sell our products domestically and internationally primarily through OEM and distribution channel customers including distributors, system integrators and value added resellers who sell directly to end-users. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

      We recognize revenue from product sales upon shipment except for sales to distributor customers, most of which have contractual rights of return and/or price protection. Revenue from sales to distributors is recognized when these distributors ship our products to their end-user customers based on data we receive from such distributors. Reserves for uncollectible accounts and allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectible accounts and product returns based on our historical experience and expectations regarding account collectibility and future returns related to products shipped. Royalty and product development revenue is recognized when earned and when receipt is assured.

      For all sales, we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors and major OEMs are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

      Our products are generally covered by a warranty of one to five years. We accrue a warranty reserve for the estimated costs to provide warranty services, which is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

      Inventory valuation. Inventories are valued at the lower of cost or market on a first-in, first-out basis. We use a standard cost system for purposes of determining cost. The standards are adjusted periodically to ensure they approximate actual costs. We write down the carrying value of our inventory to market value for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecasts in order to assess our inventory balance. Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our current products, expected future products and other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

      Accounting for Investments. We classify our investments in marketable securities as “available for sale”, based on the criteria set forth in Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized upon the sale of our marketable securities in our statements of operations. We have established investment policy guidelines that we use to manage the financial institutions that have custody of our funds. Based on our guidelines, our investments generally consist of U.S. government, state and local, and corporate debt obligations with maturities ranging from one to sixty months. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. The fair market value of our investments in marketable securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Additionally, the amount of interest income that we earn on our investments may be adversely affected by changes in interest rates.

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

      SFAS 142 “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets that have indefinite useful lives not to be amortized but rather be tested at least annually for impairment. We are required to adopt SFAS 142 on April 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The adoption of SFAS 142 is expected to reduce general and administrative expenses by $1.0 million annually through December 2005.

      In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144 “Accounting for the Impairment and Disposal of Long Lived Assets.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $492.5 million at March 31, 2002 compared to $355.5 million at April 1, 2001. The increase was attributable to positive cash flow from operations, primarily net income, during the twelve months ended March 31, 2002.

      Our primary source of liquidity is derived from working capital and cash from operations. We also have an unused $5.0 million unsecured line of credit with Silicon Valley Bank. Working capital increased $92.9 million to $535.6 million from April 1, 2001 to March 31, 2002. The increase in working capital in the fiscal year ended March 31, 2002 was largely attributable to positive cash flow from operations. The $5.0 million line of credit facility with Silicon Valley Bank allows us to borrow at the bank’s prime rate. The credit facility expires on July 5, 2002, and, although there can be no assurance, we currently expect to renew this line of credit. There were no borrowings under this credit facility on March 31, 2002.

      Our cash flow provided by operations was $149.2 million in fiscal 2002, and $98.1 million in fiscal 2001. The growth in cash provided by operations compared to the prior year was primarily due to decreases in inventories and accounts and notes receivable, and increases in other accrued liabilities. Our inventory turns increased to 5.4 in fiscal 2002 from 2.8 in the comparable prior year period largely due to a decrease in inventory resulting from improved management controls in the inventory management function.

      Our cash flow used in investing activities was $210.1 million in fiscal 2002 compared to $86.7 million in fiscal 2001. The increase in net cash used in investing activities in fiscal 2002 was primarily due to increases in purchases of investments, net of maturities that were partially offset by decreases in additions to property and equipment. Additions to property and equipment were $14.5 million in fiscal 2002, compared to $16.7 million in fiscal 2001.

      Our cash flow provided by financing activities was $8.8 million in fiscal 2002 compared to $30.0 million in the prior year. The fiscal year 2002 decrease in cash provided by financing activities was primarily due to a reduction in proceeds from issuance of stock under employee stock plans.

      We have certain obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. At March 31, 2002, there were $31.9 million in non-cancelable purchase orders all due within one year. Disclosure of operating lease commitments can be located in Note (10) of the Notes to Consolidated Financial Statements.

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

      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2001 through April 30, 2002, the market price has ranged from a low of $17.21 per share to a high of $99.13 per share. Several factors could impact our stock price including, but not limited to:

•	announcements concerning QLogic, our competitors or customers;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	conditions in the semiconductor industry;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts; and

•	market conditions for high technology equities in general.

      In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

      We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current profitability in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiations of rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	level of inventory our customers require us to maintain in our field warehouses;

•	the time, availability and sale of new products;

•	changes in the mix of products having differing gross margins;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon wafers;

•	warranty expenses;

•	variations in product development and other operating expenses;

•	revenue adjustments related to product returns;

•	adoption of new accounting pronouncements and/or changes in our policies; or

•	general economic and other conditions affecting the timing of customer orders and capital spending.

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

A long lasting downturn in the global economy that impacts information technology spending could negatively affect our business.

      The global economy is in the midst of a slowdown that has had wide ranging effects on markets that we serve, particularly information technology, data storage and networking industries. This downturn has had a negative effect on our revenues and operating results, and many analysts have predicted that the recent terrorist attacks on the United States and the resulting worldwide conflict will prolong the downturn. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development during this downturn, and to maintain extensive ongoing customer service and support capability, any further decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Our business is dependent on the storage area network market that is relatively new and unpredictable, and if this market does not develop and expand as we anticipate, our business will suffer.

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

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could cause our stock price to decline.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. Some of these customers are based in the Pacific Rim, which is subject to economic and political uncertainties. In addition, a majority of our customers order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could materially adversely effect our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire another of our customers. As our original equipment manufacturer customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition and results of operations.

Competition within our product markets is intense and includes numerous established competitors.

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec Inc. and LSI Logic Corporation in the SCSI sector of the I/O market. In the Fibre Channel host bus adapter sector of the I/O market, we compete primarily with LSI Logic Corporation, Emulex Corporation, JNI Corporation and Adaptec Inc. In the Fibre Channel host controller chip sector of the market we compete primarily with Agilent Technologies and LSI Logic Corporation. In the switch products sector, we compete with Brocade Communications, McData Corporation and several smaller companies. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop I/O controller integrated circuits for use in their own products. At least one large original equipment manufacturer customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

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

Terrorist activities and resulting military actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

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

We may need to engage in high risk transactions to guarantee we have production capacity which may require us to seek additional financing and result in dilution to our stockholders.

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

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment, and cause us to incur debt, contingent liabilities and amortization/ impairment expense related to intangible assets, all of which could materially adversely affect our results of operations. Effective July 1, 2001, the Financial Accounting Standards Board, or FASB, has issued, and we have adopted, SFAS 141 “Business Combinations”. SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations implemented after June 30, 2001 be accounted for using the purchase method of accounting. As a result, we will not be able to complete a business combination without incurring goodwill or other intangible assets. SFAS 142 “Goodwill and Other Intangible Assets” eliminates the quarterly and yearly recurring charges for the amortization of goodwill. A significant charge to earnings may be recorded if it can be determined that the goodwill or other intangible assets are impaired. This potential charge could have a material impact on our results of operations.

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

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates when interpreting and applying critical accounting policies.

      We use estimates when recording certain balances in our consolidated financial statements, in accordance with generally accepted accounting principles. These estimates impact the amounts reported in the financial statements, and include estimates with respect to the following:

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

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      At March 31, 2002, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, with a fair value and carrying amount of $416.4 million (see Note 4 of Notes to Consolidated Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

      Our export revenues are denominated in U.S. dollars. We also have a subsidiary in the United Kingdom. Based on the size of its operations, the Company does not have a material exposure to fluctuation in foreign currency.

Item 8.     Financial Statements and Supplementary Data

      The financial statements of the Company are referenced in Item 14(a).

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

QLogic Corporation:

      We have audited the consolidated financial statements of QLogic Corporation and subsidiaries as listed in Item 14(a). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 31, 2002 and April 1, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orange County, CA

May 7, 2002

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and April 1, 2001

	2002	2001

	(In thousands, except
	share data)
ASSETS
Cash and cash equivalents	$76,124	$128,273
Short term investments	416,422	227,210
Accounts and notes receivable, less allowance for doubtful accounts of $3,429 and $2,372 as of March 31, 2002 and April 1, 2001, respectively	38,360	53,588
Inventories	24,758	46,510
Deferred income taxes	27,635	32,558
Prepaid expenses and other current assets	3,345	2,358

Total current assets	586,644	490,497
Property and equipment, net	60,293	56,843
Other assets	23,078	24,157

	$670,015	$571,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,025	$18,017
Accrued compensation	15,142	15,413
Accrued warranty	3,184	2,887
Income taxes payable	8,595	6,295
Other accrued liabilities	9,086	5,183

Total current liabilities	51,032	47,795

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 93,029,087 and 92,324,042 issued and outstanding at March 31, 2002 and April 1, 2001, respectively	93	92
Additional paid-in capital	417,343	393,383
Deferred stock-based compensation	(3,678)	(5,751)
Retained earnings	204,980	134,254
Other comprehensive income	245	1,724

Total stockholders’ equity	618,983	523,702

	$670,015	$571,497

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 31, 2002, April 1, 2001 and April 2, 2000

	2002	2001	2000

	(In thousands, except per share data)
Gross revenues	$349,690	$362,781	$216,860
Stock-based sales discounts	5,501	5,239	767

Net revenues	344,189	357,542	216,093
Cost of revenues	133,005	128,739	70,982

Gross profit	211,184	228,803	145,111

Operating expenses:
Engineering and development	69,684	56,315	47,451
Selling and marketing	38,323	36,482	22,623
General and administrative	16,673	14,828	11,202
Merger and related expenses	—	22,947	—

Total operating expenses	124,680	130,572	81,276

Operating income	86,504	98,231	63,835
Interest and other income	19,036	18,706	9,181

Income before income taxes	105,540	116,937	73,016
Income taxes	34,814	48,168	24,701

Net income	70,726	68,769	48,315
Accretion on convertible preferred stock	—	—	12

Net income attributable to common stockholders	$70,726	$68,769	$48,303

Net income per share :
Basic	$0.76	$0.76	$0.56

Diluted	$0.74	$0.72	$0.52

Number of shares used in per share computations:
Basic	92,645	91,073	86,485

Diluted	95,126	95,139	92,533

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended March 31, 2002, April 1, 2001 and April 2, 2000

	Common Stock		Additional	Deferred		Other	Total
			Paid-In	Stock-Based	Retained	Comp	Stockholders’
	Shares	Amount	Capital	Comp	Earnings	Income	Equity

	(In thousands)
Balance as of March 28, 1999	84,117	$85	$155,523	$—	$20,102	$—	$175,710
Adjustment to conform fiscal year of pooled entity	385	—	6,410	—	(2,932)	(242)	3,236
Net income and comprehensive income	—	—	—	—	48,315	—	48,315
Sales of common stock in secondary offering (net of issuance costs of $4,174)	1,319	1	64,888	—	—	—	64,889
Sales of common stock	148	—	14,820	—	—	—	14,820
Warrants issued in connection with product sales and for services rendered	—	—	798	—	—	—	798
Conversions of Series C preferred stock	436	1	—	—	—	—	1
Issuance of common stock under employee stock plans (including tax benefit of $34,007)	3,310	3	51,553	—	—	—	51,556

Balance as of April 2, 2000	89,715	$90	$293,992	$—	$65,485	$(242)	$359,325
Net income	—	—	—	—	68,769	—	68,769
Change in unrealized gain on securities, net of tax	—	—	—	—	—	1,966	1,966

Total comprehensive income	—	—	—	—	—	—	70,735
Warrants issued in connection with product sales	—	—	5,239	—	—	—	5,239
Shares issued for business acquisition	23	—	11,403	(5,891)	—	—	5,512
Amortization of deferred stock-based compensation	—	—	—	140	—	—	140
Issuance of common stock under employee stock plans (including tax benefit of $52,742)	2,586	2	82,749	—	—	—	82,751

Balance as of April 1, 2001	92,324	$92	$393,383	$(5,751)	$134,254	$1,724	$523,702
Net income	—	—	—	—	70,726	—	70,726
Change in unrealized gain on securities, net of tax	—	—	—	—	—	(1,479)	(1,479)

Total comprehensive income	—	—	—	—	—	—	69,247
Warrants issued in connection with product sales	—	—	5,501	—	—	—	5,501
Shares issued for business acquisition	41	—	2,182	—	—	—	2,182
Amortization of deferred stock-based compensation	—	—	—	2,073	—	—	2,073
Issuance of common stock under employee stock plans (including tax benefit of $7,512)	664	1	16,277	—	—	—	16,278

Balance as of March 31, 2002	93,029	$93	$417,343	$(3,678)	$204,980	$245	$618,983

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2002, April 1, 2001 and April 2, 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$70,726	$68,769	$48,315
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for non-cash sales discounts and consulting services	5,501	5,239	798
Depreciation and amortization	12,967	10,806	6,447
Write-off of acquired in-process technology	699	554	8,410
Provision for doubtful accounts	1,125	1,392	35
Amortization of deferred stock-based compensation	2,073	—	—
Loss on disposal of property and equipment	254	449	219
Provision (benefit) from deferred income taxes	9,338	(5,829)	(9,359)
Tax benefit from issuance of stock under employee stock plans	7,512	52,742	34,007
Changes in assets and liabilities:
Accounts and notes receivable	14,103	(27,491)	(11,296)
Inventories	21,752	(21,418)	(13,313)
Prepaid expenses and other current assets	(987)	(642)	41
Other assets	(2,520)	1,389	(137)
Accounts payable	(2,992)	10,059	551
Accrued compensation	(271)	4,322	3,519
Income taxes payable	2,300	6,088	(7,117)
Accrued warranty	297	715	1,090
Other accrued liabilities	7,309	(3,907)	4,312
Other non-current liabilities	—	(5,097)	—

Net cash provided by operating activities	149,186	98,140	66,522

Cash flows from investing activities:
Additions to property and equipment	(14,486)	(16,705)	(42,403)
Purchases of investments	(404,751)	(236,726)	(659,692)
Acquisition of business, net of cash acquired	(1,923)	(2,346)	(8,860)
Maturities of investments	214,059	169,041	600,398
Purchase of equity investments	(3,000)	—	—
Other, net	—	—	(347)

Net cash used in investing activities	(210,101)	(86,736)	(110,904)

Cash flows from financing activities:
Principal payments on other non-current liabilities	—	(29)	(358)
Proceeds from issuance of stock under stock plans	8,766	30,009	16,672
Proceeds from sale of common and preferred stock	—	—	79,709

Net cash provided by financing activities	8,766	29,980	96,023

Net increase (decrease) in cash and cash equivalents	(52,149)	41,384	51,641
Adjustment to conform fiscal year end of pooled entity	—	—	(14,384)
Cash and cash equivalents at beginning of year	128,273	86,889	49,632

Cash and cash equivalents at end of year	$76,124	$128,273	$86,889

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17	$60	$38

Income taxes	$14,993	$2,318	$6,068

Supplemental schedule of non-cash investing and financing activities:
Accrual for acquisition performance payment	$1,705	$1,244	$841

Stock option plan assumed in acquisition	$—	$5,891	$—

Stock issued in connection with business acquisition	$2,182	$2,010	$—

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Description of Business and Summary of Significant Accounting Policies

General Business Information

      QLogic Corporation (“QLogic” or the “Company”) designs and supplies semiconductor and board level input/ output (I/O) products, full fabric switches, and enclosure management semiconductors. The Company’s I/O products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives and redundant array of independent disks subsystems, or RAID subsystems. QLogic markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers’ representatives and regional and international distributors. The Company’s primary OEM customers are major domestic and international suppliers and manufacturers of servers, workstations and data storage peripherals.

Principles of Consolidation and Financial Reporting Period

      The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. QLogic’s fiscal year ends on the Sunday nearest March 31. The fiscal year ended March 31, 2002 (“fiscal 2002”) comprised 52 weeks, the fiscal year ended April 1, 2001 (“fiscal 2001”) comprised 52 weeks and the fiscal year ended April 2, 2000 (“fiscal 2000”) comprised 53 weeks.

      As more fully described in Note (2), QLogic merged with Ancor Communications, Inc. (“Ancor”) on August 1, 2000 in a pooling of interests transaction. Historically, the fiscal year of Ancor ended on December 31. In order to report the historical fiscal year ends, the Company’s consolidated financial statements for the year ended March 28, 1999 were restated to include Ancor’s consolidated financial statements for the year ended December 31, 1998. All years prior to March 28, 1999 were restated similarly. The Company’s consolidated financial statements for the fiscal year ended April 2, 2000 were restated to include the Ancor balance sheet at March 31, 2000, and the results of operations and cash flows of Ancor for the twelve months ended December 31, 1999. Ancor’s net revenues and net loss of $6.9 million and $2.9 million, respectively, in the three months ended March 31, 2000 were included as a retained earnings adjustment in the fiscal year ended April 2, 2000. During the three months ended March 31, 2000 Ancor issued 385,000 shares of common stock with net proceeds of $6.4 million. Net cash outflow during the three months ended March 31, 2000 amounted to $14.4 million.

      All references to share and per share data have been restated to give effect to the Company’s stock splits.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

      Revenue is generally recognized upon product shipment. The customer’s obligation to pay the Company, and the payment terms, are set at the time of shipment and are not dependent on subsequent resale of the Company’s product. However, certain of the Company’s sales are made to distributors under agreements allowing limited right of return and/or price protection. The Company recognizes revenue through these distribution channels when these distributors ship our products to their end-user customers based on data from the distributors as to the time the products have been resold. Royalty and product revenue is recognized when earned and receipt is assured. The Company warrants its products, on a limited basis, to be free from defects

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for periods of one to five years from date of shipment. The Company estimates and establishes allowances and reserves for product returns, warranty obligations, doubtful accounts, and price adjustments. During fiscal year 2001, the Company adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements”, as amended. The adoption of SAB 101 did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income per Share

      The Company computes basic net income per common share based on the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares in computing diluted net income per share.

Fair Value of Financial Instruments

      For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term investments are carried at cost which approximates fair value.

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

      The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company’s four largest customers, all large OEM’s, comprise of 46% of total accounts receivable at March 31, 2002 and 56% at April 1, 2001. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. There have not been significant losses experienced on accounts receivable.

Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      The Company invests primarily in debt securities. During the second fiscal quarter ended October 1, 2001, the Company changed its classification of these securities based on management’s intent from “held to maturity” to “available for sale” according to the definitions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Company’s debt securities are carried at fair value in short-term investments in the accompanying consolidated balance sheets. Unrealized gains and losses, net of the related tax effect, if any, are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains or losses and other than temporary declines in fair value are determined on a specific identification basis and reported in other income and expense as incurred.

      The Company also holds minority investments in companies that are not publicly traded. These investments are recorded at cost and are included in other assets in the accompanying consolidated balance sheets. The Company monitors these investments for impairment by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the investee’s technology, product launch and customer acceptance. In some circumstances, the Company may obtain an independent valuation of the investment. If the Company determines that the investment has suffered an other than temporary decline in value, this decline is reported in other income or expense in the period in which the determination is made. As of March 31, 2002 no other than temporary declines in value had occurred.

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 39.5 years for buildings, and two to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

Stock-Based Compensation

      The Company accounts for its employee and director stock options and employee stock purchase plan using the intrinsic value method. During fiscal year 2001, the Company adopted the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB No. 25”, (“FIN44”). The adoption of FIN 44 did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions to owners. The Company’s comprehensive income consists of net income and the unrealized gain on the available-for-sale securities, net of income taxes.

Research and Development

      Research and development costs, including costs related to the development of new products and process technology, as well as acquired in-process technology, are expensed as incurred.

New Accounting Standards

      SFAS 142 “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets that have indefinite useful lives not to be amortized but rather be tested at least annually for impairment. The Company is required to adopt SFAS 142 on April 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The adoption of SFAS 142 is expected to reduce general and administrative expenses by $1.0 million annually through December 2005.

Reclassifications

      Certain reclassifications have been made to the fiscal 2001 and fiscal 2000 consolidated financial statements to conform to the fiscal 2002 presentation.

Note (2) Business Combinations

Little Mountain Group, Inc.

      On January 23, 2001, the Company acquired the outstanding common stock of Little Mountain Group, Inc. (“LMG”), for cash and stock which could amount to $30 million over a four-year period. LMG is a designer of iSCSI silicon and board level products to enable an ethernet Storage Area Network. The Company accounted for the transaction as a purchase. Accordingly, the excess purchase price paid over the fair value of the LMG net assets of $7.1 million was recorded as goodwill, and is being amortized over five years. Pro forma information regarding the acquisition is not included as the results of operations of LMG were not material. In fiscal year 2003, the Company will adopt SFAS 142, which will require the Company to stop amortizing goodwill deemed to have an indefinite useful life. The structure of the acquisition includes payments of stock based on performance milestones to be achieved over the next four fiscal years. These payments will be charged to engineering and development expense as the performance milestones are achieved. In January 2002, the first performance milestone payment of $2.2 million was paid.

      At March 31, 2002, a performance payment to the former shareholders of LMG of $363,000 was included in other accrued liabilities in the accompanying consolidated balance sheets.

Ancor Communications, Inc.

      On August 1, 2000, the Company completed its merger with Ancor Communications, Incorporated (“Ancor”). Ancor was a leading provider of Fibre Channel switches. In connection with the merger, the Company issued 15,535,835 shares of its common stock in exchange for all shares of Ancor’s common stock and reserved 1,724,036 shares of its common stock for issuance upon exercise of outstanding Ancor employee stock options and other rights assumed by the Company. The merger was accounted for as a pooling of interests. Accordingly, the Company’s consolidated financial statements have been restated to include the pooled operations of Ancor as if it had combined with the Company since Ancor’s inception. Included in restated net revenues for fiscal year 2000 and 1999 were net revenues from Ancor of $13.0 and $4.4 million, respectively. Included in restated net income for fiscal year 2000 and 1999 were net losses from Ancor of approximately $8.7 million and $15.3 million, respectively. Restated diluted net income per share for fiscal year 2000 and 1999 included losses of $0.09 and $0.18 per share, respectively, from Ancor. Included in net

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues for the year ended April 1, 2001, was $9.4 million from Ancor, recognized prior to the closing of the merger on August 1, 2000. Included in net income for the year ended April 1, 2001 were losses totaling $3.8 million from Ancor, incurred prior to August 1, 2000. There were no transactions between the Company and Ancor prior to the consummation of the merger.

      In connection with the merger with Ancor, the Company recorded approximately $22.9 million in charges for direct and other merger-related costs including fees of investment bankers, attorneys, accountants and other direct and incremental charges. Substantially all of the merger-related costs and fees had been paid at April 1, 2001.

Adaptive RAID Technology

      On January 10, 2000, the Company acquired certain intellectual property (“AdaptiveRAID® technology”) from Borg Adaptive Technologies, Inc., a wholly owned subsidiary of nStor Corporation. The AdaptiveRAID® technology, which was expected to provide next generation embedded RAID storage solutions for the Intel Architecture workstation market, was purchased for $7.5 million in cash. At the time of the acquisition, the AdaptiveRAID® technology was in the development stage with no completed commercially viable storage solution products and thus the entire purchase price was written-off to acquired in-process technology. On February 26, 2001, the technology was sold to YottaYotta, Inc. in exchange for a $7.5 million note receivable. The note is immediately payable upon completion of YottaYotta, Inc.’s qualified financing, or at the note’s maturity in January 2004. Due to the uncertainty regarding collection of the note, the Company will record the ultimate gain from the sale of this technology upon the collection of the note receivable from YottaYotta, Inc.

Silicon Design Resources, Inc.

      On August 20, 1998, the Company acquired the net assets of Silicon Design Resources, Inc. (“SDR”) for $2 million in cash. In addition, the Company is obligated to pay up to an additional $8 million in cash provided that certain performance targets are achieved through fiscal year 2002. These payments will be accounted for as additional purchase price and allocated to the intangible assets acquired, specifically the in-process technology and the completed technology. The Company accounted for the transaction using the purchase method of accounting, and excluding the initial write-off of the acquired in-process technology in the quarter ended September 27, 1998, the impact to the Company’s financial position and results of operations from the acquisition date was not material. Additionally, the Company incurred approximately $413,000 in professional fees related to the acquisition.

      At March 31, 2002, April 1, 2001 and April 2, 2000, a performance payment to the former shareholders of SDR of $1,705,000, $1,244,000 and $841,000, respectively, was included in other accrued liabilities in the accompanying consolidated balance sheets. These payments were allocated to the intangible assets acquired: $1,124,000, $820,000 and $554,000, respectively, were written-off as acquired in-process technology and $581,000, $424,000 and $287,000, respectively, were capitalized as completed technology.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computations of basic and diluted net income per share:

	2002	2001	2000

	(In thousands, except
	per share amounts)
Numerator:
Net income attributable to common stockholders	$70,726	$68,769	$48,303

Denominator:
Denominator for basic net income per share — weighted average shares	92,645	91,073	86,485
Dilutive potential common shares, using treasury stock method	2,481	4,066	6,048

Denominator for diluted net income per share	95,126	95,139	92,533

Basic net income per share	$0.76	$0.76	$0.56

Diluted net income per share	$0.74	$0.72	$0.52

      Options to purchase 4,088,567, 716,818 and 133,732 shares of common stock were outstanding as of March 31, 2002, April 1, 2001, and April 2, 2000, respectively, but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

Note (4)	Investments

      The Company’s portfolio of investments as of March 31, 2002 consists of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(In thousands)
Debt securities:
Municipal bonds	$59,892	$541	$(26)	$60,407
Corporate bonds	108,648	1,231	(723)	109,156
U.S. Government securities	237,624	783	(1439)	236,968
Other debt securities	86,577	162	(111)	86,628

Total available for sale securities	492,741	2,717	(2,299)	493,159
Less amounts classified as cash equivalents	76,737	—	—	76,737

	$416,006	$2,717	$(2,299)	$416,422

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s portfolio of investments as of April 1, 2001 consists of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(In thousands)
Debt securities:
Municipal bonds	$30,275	$284	$(11)	$30,548
Corporate bonds	80,003	1,455	(9)	81,449
U.S. Government securities	92,770	884	(23)	93,631
Other debt securities	153,522	109	—	153,631

Total available for sale securities	356,570	2,732	(43)	359,259
Less amounts classified as cash equivalents	132,014	35	—	132,049

	$224,556	$2,697	$(43)	$227,210

      The contractual maturity of investments in debt securities as of March 31, 2002, were as follows:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Mature in one year or less	$187,684	$188,108
Mature after one year through five years	305,057	305,051

	$492,741	$493,159

Note (5)	Inventories

      Components of inventories are as follows:

	2002	2001

	(In thousands)
Raw materials	$18,271	$37,110
Work in progress	2,571	8,021
Finished goods	3,916	1,379

	$24,758	$46,510

Note (6) Property and Equipment

      Components of property and equipment are as follows:

	2002	2001

	(In thousands)
Land	$11,663	$11,663
Building and improvements	22,038	21,819
Product and test equipment	55,326	43,267
Furniture and fixtures	4,366	3,835
Semiconductor tooling	5,751	4,584

	99,144	85,168
Less accumulated depreciation and amortization	38,851	28,325

	$60,293	$56,843

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note (7)	Capital Accounts

Common Stock

      On March 31, 2002 and April 1, 2001, the Company’s authorized common stock was 500,000,000 with 93,029,087 and 92,324,042 shares issued and outstanding, respectively. At March 31, 2002, 28,712,050 shares were reserved for the exercise of issued and unissued common stock options, 2,400,000 shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan, and 791,250 shares were reserved for the exercise of issued common stock warrants.

Preferred Stock

      In fiscal 1994, the Company’s stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 1,000,000 shares of preferred stock, $0.10 par value, with rights and preferences to be determined by the Board of Directors. In January 2000, the par value was adjusted to $0.001.

Shareholder Rights Plan

      On June 4, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan (the “Rights Plan”) pursuant to which it declared a dividend distribution of preferred stock purchase rights (a “Right”) upon all of the outstanding shares of the common stock.

      The Rights dividend was paid on June 20, 1996 to the holders of record of shares of common stock on that date, at the rate of one-eighth of one whole Right per one share of common stock, as adjusted pursuant to the Company’s stock splits. Each share of common stock presently outstanding that had been issued since June 20, 1996 also includes one-eighth Right, and each share of common stock that may be issued after the date hereof and prior to the Distribution Date (as defined below) also will include one-eighth Right.

      The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the “Distribution Date”).

      The Rights held by an Acquiring Person or its affiliates are not exercisable. All shares of common stock that will be issued prior to the Distribution Date will include such Rights. The Rights will expire at the close of business on June 4, 2006 (the “Scheduled Expiration Date”), unless prior thereto the Distribution Date occurs, or unless the Scheduled Expiration Date is extended.

      Pursuant to the Rights Plan, as amended to date, each Right entitles the registered holder, on and after the Distribution Date and until redemption of all Rights, to purchase from the Company  1/100 of one whole share (a “Unit”) of the Company’s Series A Junior Participating Preferred Stock, par value $.001 per share (the “Series A Preferred Stock”). The purchase price is $425.00 per Unit. In the event of certain acquisitions involving the Acquiring Person, directly or indirectly, the holder of each Right will be entitled to purchase for $425.00 certain shares or assets of the Company or an Acquiring person that have a market value of $850.00 at such time.

      The Company has 200,000 whole shares of Series A Preferred Stock authorized (40,000,000 Units authorized), of which no shares or Units are issued or outstanding at March 31, 2002. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company’s assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, is subject to adjustment in the event of each and any stock split, stock dividend or similar event.

      Holders of Rights will be entitled to purchase shares or assets of the Company or an Acquiring Person with a value that is double the exercise price in the event of certain acquisitions involving the Acquiring Person, directly or indirectly.

Note (8) Stock Plans

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (the “ESPP”) that operates in accordance with Section 423 of the Internal Revenue Code. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. The ESPP is administered by the Compensation Committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 2,400,000. The total cumulative number of shares issued under the ESPP were 249,837, 145,831 and 79,572 during the years ended March 31, 2002, April 1, 2001 and April 2, 2000, respectively.

Incentive Compensation Plans

      On January 12, 1994, the Company’s Board of Directors adopted the QLogic Corporation Stock Awards Plan (the “Stock Awards Plan”) and the QLogic Corporation Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively the “Stock Option Plans”). Additionally, the Company issues options on an ad hoc basis from time to time.

      The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. As of March 31, 2002, a total of 24,800,000 shares were reserved for issuance under the Stock Awards Plan, no shares of restricted stock were issued, options to purchase 8,236,153 shares of Common Stock were outstanding, and there were 7,120,400 shares available for future grants.

      Options granted under the Company’s Stock Awards Plan provide that an employee holding a stock option may exchange mature stock which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding as of March 31, 2002. All stock options granted under the Company’s Stock Awards Plan have ten-year terms and vest ratably over four years from the date of grant.

      Under the terms of the Director Plan, new directors receive an option grant, at fair market value, to purchase 40,000 shares of common stock of the Company upon election to the Board, and the plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 20,000 shares of common stock. The plan also provides for annual grants to the Chairman of the Board of options to purchase 54,000 shares of common stock. A total of 2,000,000 shares have been reserved for issuance under the Director Plan. As of March 31, 2002, options for a total of 505,999 shares were outstanding, and 589,338 shares were available for grant. All stock options granted under the Director Plan have ten-year terms and vest ratably over three years from the date of grant.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2002, additional stock options have been issued representing options to purchase 80,000 shares, with a total of 46,000 options outstanding.

      As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of March 31, 2002, 1,832,050 shares of common stock were reserved for issuance under these stock option plans, with options to purchase 563,537 shares outstanding.

Warrants

      As part of an agreement with Sun Microsystems, Inc. (“Sun”), the Company granted a warrant to Sun to purchase up to 791,250 shares of the Company’s common stock at an exercise price of $13.84 per share. The warrant shares are earned at the rate of one share for each $127.00 of switch product revenue the Company receives from Sun through September 30, 2002. In each period in which the warrant shares are earned, a non-cash sales discount is recorded. The amount of non-cash sales discount is the fair value of the warrant shares which are earned in the period. The fair value of the warrant shares is calculated by using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrant shares were consistent with those assumptions disclosed in the Pro Forma Information later in this note, except as to the term of the warrants, which is the contractual term. None of the warrant shares vested until the Company received a total of $10 million in cumulative switch product revenue from Sun. During the fourth fiscal quarter of 2001, approximately 79,125 warrants became vested as switch revenues from Sun reached $10 million. Warrants will continue to vest quarterly through September 30, 2002. As of March 31, 2002 the number of warrants vested was 283,137.

      Stock option activity in fiscal 2002, 2001 and 2000 under the Company’s Stock Option Plans was as follows:

		Average Option
	Shares	Price per Share

Options outstanding as of March 28, 1999	7,799,823	$4.43
Granted	2,931,456	40.98
Canceled	(207,057)	3.75
Exercised	(3,006,856)	6.17

Options outstanding as of April 2, 2000	7,517,366	21.35
Granted and assumed in business combinations	2,670,757	68.71
Canceled	(259,799)	58.07
Exercised	(2,429,659)	10.81

Options outstanding as of April 1, 2001	7,498,665	39.94
Granted	2,928,232	46.83
Canceled	(514,921)	67.34
Exercised	(560,287)	9.46

Options outstanding as of March 31, 2002	9,351,689	$42.41

      As of March 31, 2002, April 1, 2001, and April 2, 2000, the number of options exercisable was 4,232,083, 2,696,620 and 3,038,868 respectively, and the weighted average exercise price of those options was $33.35, $22.95 and $24.63, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

	Outstanding	Weighted		Exercisable	Weighted
	As of	Average	Remaining	As of	Average
	March 31,	Exercise Price	Contractual	March 31,	Exercise Price
Range of Exercise Prices	2002	Per Option	Life (Years)	2002	Per Option

$ 0.00 to $ 7.52	1,504,843	$3.20	5.4	1,390,412	$3.22
$ 7.53 to $ 31.50	1,953,557	$25.16	7.1	1,229,843	$24.23
$31.51 to $ 63.00	3,382,197	$47.52	9.0	500,074	$47.76
$63.01 to $151.00	2,511,092	$72.45	8.0	1,111,754	$74.64

$ 0.00 to $151.00	9,351,689	$42.41	7.8	4,232,083	$33.35

Pro Forma Information

      The Company applies the intrinsic value method in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized over the option’s vesting period. The Company’s pro forma information is indicated below:

	2002	2001	2000

	(In thousands, except per share
	amounts)
Net income as reported	$70,726	$68,769	$48,303
Assumed stock compensation cost, net of tax	$28,592	$23,942	$15,569

Pro forma net income attributable to common stockholders	$42,134	$44,827	$32,734

Diluted net income per share as reported	$0.74	$0.72	$0.52
Pro forma diluted net income per share	$0.44	$0.47	$0.35

      The Company uses the Black-Scholes option-pricing model for estimating the fair value of its equity instruments. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	2002	2001	2000

Stock volatility	105.69%	98.5 - 136.6%	84.6 - 140.0%
Risk-free interest rate	5.4%	4.9 - 5.9%	5.9 - 6.4%
Expected life (years)	5.0	5.0	3.5 - 5.0

      The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date. The weighted average estimated fair value of options granted under the Company’s Stock Option Plans during fiscal 2002, 2001 and 2000 was $37.15, $61.10 and $30.35, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Compensation Plan Information

      The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of March 31, 2002.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Incentive compensation plans approved by shareholders	9,305,689	$42.62	7,709,738
Employee Stock Purchase Plan approved by shareholders	—	—	2,150,163
Incentive compensation plan not approved by shareholders	46,000	$1.16	—

TOTAL	9,351,689	$42.41	9,859,901

Note (9) Employee Retirement Savings Plan

      The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $1,326,000, $941,000 and $647,000 in fiscal 2002, 2001, and 2000, respectively.

Note (10) Commitments and Contingencies

Line of Credit

      On July 5, 2001, the Company renewed its unsecured line of credit from a bank. Maximum borrowings under the line of credit are $5.0 million, subject to a borrowing base based on accounts receivable, with a $3.0 million sub-limit for letters of credit. Interest on outstanding advances is payable monthly at the bank’s prime rate (4.75% at March 31, 2002). The line of credit expires on July 5, 2002. The line of credit contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios and restrict the Company’s ability to incur additional indebtedness. The Company was in compliance with all such covenants as of March 31, 2002. There were no borrowings under the line of credit as of March 31, 2002. The Company expects to extend the line of credit through the end of fiscal year 2003.

Leases

      The Company leases certain equipment and facilities under non-cancelable operating lease agreements, which expire at various dates through fiscal year 2007. Future minimum non-cancelable lease commitments are as follows:

Fiscal year:
(In thousands)
2003	$1,842
2004	1,202
2005	1,059
2006	777
2007	116

Total minimum lease payments	$4,996

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense for fiscal 2002, 2001, and 2000 was $1,334,000, $1,400,000 and $2,287,000 respectively.

Litigation

      QLogic is involved in various legal proceedings, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note (11) Income Taxes

      The components of the income tax provision are as follows:

	2002	2001	2000

	(In thousands)
Current:
Federal	$22,620	$45,597	$30,402
State	2,855	7,952	2,564
Foreign	1	448	1,094

Total current	25,476	53,997	34,060
Deferred:
Federal	8,572	(3,544)	(8,351)
State	766	(2,285)	(1,008)

Total deferred	9,338	(5,829)	(9,359)

Total income tax provision	$34,814	$48,168	$24,701

      The tax benefits associated with dispositions from employee stock plans of approximately $7.5 million, $52.7 million and $34.0 million in fiscal 2002, 2001 and 2000 respectively, were recorded directly to additional paid-in capital.

      A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to pretax income is as follows:

	2002	2001	2000

	(In thousands)
Expected income tax provision at the statutory rate	$36,834	$40,928	$25,555
State income tax, net of federal tax benefit	2,354	3,683	2,522
Tax benefit of research and development and other credits	(2,600)	(1,304)	(2,120)
Foreign Sales Corporation tax benefit	(1,750)	(1,137)	(430)
Nondeductible business combination related costs	—	7,609	—
Tax exempt income	(571)	(326)	(617)
Other, net	547	(1,285)	(209)

	$34,814	$48,168	$24,701

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2002	2001

	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$23,400	$21,685
Property and equipment	—	1,104
Acquired in-process technology	2,188	4,157
Net operating loss carryforwards	6,255	16,694
Research credits	6,614	6,532
Stock warrants	4,593	2,455
Other	634	542

Total gross deferred tax assets	43,684	53,169

Deferred tax liabilities:
Research and development expenditures	1,134	1,534
Property and equipment	253	—

Total gross deferred tax liabilities	1,387	1,534

Net deferred tax assets	$42,297	$51,635

      Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 31, 2002. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carry backs available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

      As of March 31, 2002 the Company has federal net operating loss carryforwards of approximately $17.3 million and aggregate state net operating loss carryforwards of approximately $19.6 million. The federal net operating loss carryforwards expire on various dates between 2009 and 2020. The aggregate state net operating loss carryforwards expire on various dates between 2004 and 2015. All net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

      As of March 31, 2002 the Company has federal and state tax credit carryforwards of approximately $6.6 million and $523,000 respectively. If not utilized, the federal and state tax credit carryforwards will begin to expire in 2006. Approximately $1.1 million of the federal and $296,000 of the state tax credits carryforwards relate to acquired companies and are subject to limitations on their utilization.

      The Company’s U.S. income tax returns for the 1999 through 2000 fiscal years are presently scheduled for examination by the Internal Revenue Service. Management does not expect a material impact on the consolidated financial statements from the examination.

Note (12) Product Revenues, Geographic Revenues and Significant Customers

      Operating segments, as defined by SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and significant customers. The Company operates in one operating segment for purposes of SFAS 131.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Revenues

      The Company designs and supplies switch products, semiconductor and board I/O, and enclosure management products. These products utilize one of three technology standards: Fibre Channel, Small Computer Systems Interface (SCSI) and Integrated Drive Electronics (IDE). Net revenues for the Company’s products are grouped by technology standard as they function using similar technologies.

	2002	2001	2000

	(In thousands)
Fibre Channel	$224,553	$185,085	$73,026
SCSI	117,936	167,527	131,694
IDE	1,700	4,930	11,373

	$344,189	$357,542	$216,093

Geographic Revenues

      The Company’s net revenues by country based on ship-to location are:

	2002	2001	2000

	(In thousands)
United States	$180,794	$158,665	$101,190
Japan	98,360	131,691	78,395
United Kingdom	34,699	32,908	17,149
Rest of world	30,336	34,278	19,359

	$344,189	$357,542	$216,093

Significant Customers

      The following table represents sales to customers accounting for greater than 10% of the Company’s net revenues. With the exception of these customers, management believes that the loss of any one customer would not have a material adverse effect on its operations.

	2002	2001	2000

Customer 1	17%	29%	27%
Customer 2	16%	18%	13%

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note (13) Condensed Quarterly Results (Unaudited)

      The following summarizes certain unaudited quarterly financial information for fiscal 2002, 2001, and 2000.

	Three Months Ended

	June	September	December	March

Fiscal 2002:
Net revenues	$89,901	$80,879	$82,587	$90,822
Gross profit	55,590	48,272	51,131	56,191
Operating income	23,604	19,039	20,779	23,082
Net income	19,180	15,862	17,028	18,656
Net income per share — basic	0.21	0.17	0.18	0.20
Net income per share — diluted	0.20	0.17	0.18	0.20

Fiscal 2001:
Net revenues	$76,773	$85,971	$95,129	$99,669
Gross profit	50,185	55,507	60,498	62,613
Operating income(1)	25,849	6,888	33,252	32,242
Net income (loss)(1)	19,624	(1,306)	25,208	25,243
Net income per share — basic	0.22	(0.01)	0.28	0.27
Net income (loss) per share — diluted(1)	0.21	(0.01)	0.26	0.27

Fiscal 2000:
Net revenues	$44,706	$51,091	$56,350	$63,946
Gross profit	30,556	35,228	37,217	42,110
Operating income	13,831	16,836	19,239	13,929
Net income	10,112	12,325	14,392	11,486
Net income per share — basic	0.12	0.14	0.17	0.13
Net income per share — diluted	0.11	0.14	0.15	0.12

(1)	Operating income, net income (loss) and net income (loss) per share includes a $22.9 million charge for merger and related expenses in the third-quarter of fiscal 2001.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Reference is made to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, for information relating to the Company’s Directors under the heading “Nomination and Election of Directors”, for information relating to the Company’s executive officers under the heading “Executive Officers” and for information relating to reporting compliance under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

      Reference is made to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, for information relating to executive compensation under the heading “Executive Compensation and Other Information” excluding the “Report of Executive Compensation Committee” and the “Stockholder Return Performance Presentation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, for information relating to security ownership of certain beneficial owners and management under the headings “Principal Stockholders” and “Stock Ownership of Management.” Such information is incorporated herein by reference.

      There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, for information relating to certain relationships and related transactions, if any, under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions.” Such information is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Exhibits, Financial Statements and Schedules

(1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended March 31, 2002, April 1, 2001, and April 2, 2000 are filed as part of this report:

FINANCIAL STATEMENT INDEX

Page
Statement	Number

QLogic Corporation:
Independent Auditors’ Report	24
Consolidated Balance Sheets as of March 31, 2002 and April 1, 2001	25
Consolidated Statements of Income for the years ended March 31, 2002, April 1, 2001 and April 2, 2000	26
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2002, April 1, 2001 and April 2, 2000	27
Consolidated Statements of Cash Flows for the years ended March 31, 2002, April 1, 2001 and April 2, 2000	28
Notes to Consolidated Financial Statements	29

(2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended March 31, 2002, April 1, 2001 and April 2, 2000 is filed as part of this report:

Page Number of
This Report

Schedule II — Valuation and Qualifying Accounts	48

All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) Exhibits

An exhibit index has been filed as part of this Report beginning on page 49 and is incorporated herein by this reference.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on March 15, 2002, with respect to the appointment of a new Chief Financial Officer and certain changes in the composition of the Registrant’s audit committee and compensation committee, reported under Item 5.

POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes H.K. Desai and/or Frank A. Calderoni, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

H.K. Desai
Chairman of the Board,
Chief Executive Officer and President

Date: June 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on.

Signature	Title

Principal Executive Officer:
/s/ H.K. DESAI H.K. Desai	Chairman of the Board , Chief Executive Officer and President

Principal Financial and Accounting Officer:
/s/ FRANK A. CALDERONI Frank A. Calderoni	Vice President and Chief Financial Officer
/s/ GEORGE D. WELLS George D. Wells	Director
/s/ CAROL L. MILTNER Carol L. Miltner	Director
/s/ LARRY R. CARTER Larry R. Carter	Director
/s/ JAMES R. FIEBIGER James R. Fiebiger	Director
/s/ KENNETH E. HENDRICKSON Kenneth E. Hendrickson	Director

SCHEDULE II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Years ended March 31, 2002, April 1, 2001 and April 2, 2000

		Additions	Deductions —
	Balance at	Charged to	Amounts	Balance at
	Beginning of	Costs and	Written Off/	End of
	Period	Expenses	Recovered	Period

	(In thousands)
Classification:
Year ended March 31, 2002
Allowance for doubtful accounts	$2,372	$1,125	$68	$3,429
Year ended April 1, 2001
Allowance for doubtful accounts	$1,014	$1,392	$34	$2,372
Year ended April 2, 2000
Allowance for doubtful accounts	$979	$35	$—	$1,014

EXHIBIT INDEX

Exhibit
No.	Item Caption

2.1	Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2	Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(10)
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4	By-Laws of QLogic Corporation.(2)
3.5	Amendments to By-Laws of QLogic Corporation.(3)
3.6	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7	Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)
3.8	Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)
4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3	Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(9)
10.1.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.*(12)
10.2.2	QLogic Corporation Stock Awards Plan, as amended.*(12)
10.3	Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4	Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5	Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6	Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7	Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8	Form of QLogic Corporation Savings Plan.*(2)
10.9	Form of QLogic Corporation Savings Plan Trust.*(2)
10.11	Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13	Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.(6)
10.15	Form QLogic Corporation 1998 Employee Stock Purchase Plan.*(7)
10.16	Loan and Security Agreement with Silicon Valley Bank dated March 31, 1994.(1)
10.16.1	Loan and Security Agreement with Silicon Valley Bank dated July 5, 2001.(11)
21.3	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(9)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8 on September 25, 2001, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.