Form 10-Q
period 2002-06-30
QLOGIC CORP
filed 2002-08-14
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of July 31, 2002, the registrant had 93,382,025 shares of common stock outstanding.

QLOGIC CORPORATION

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2002 and March 31, 2002	2
	Condensed Consolidated Statements of Income for the three months ended June 30, 2002 and July 1, 2001	3
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and July 1, 2001	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures on Market Risk	20
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	20

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2002	2002

	(Unaudited)
	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$125,819	$76,124
Short term investments	421,565	416,422
Accounts and notes receivable, less allowance for doubtful accounts of $3,420 and $3,429 as of June 30, 2002 and March 31,2002, respectively	33,184	38,360
Inventories	29,090	24,758
Deferred income taxes	29,324	27,635
Prepaid expenses and other current assets	2,743	3,345

Total current assets	641,725	586,644
Property and equipment, net	59,194	60,293
Other assets	18,604	23,078

	$719,523	$670,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,845	$15,025
Accrued compensation	19,432	15,142
Accrued warranty	3,206	3,184
Income taxes payable	15,487	8,595
Other accrued liabilities	8,883	9,086

Total current liabilities	65,853	51,032

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 93,328,044 and 93,029,087 issued and outstanding at June 30, 2002 and March 31, 2002, respectively	93	93
Additional paid-in capital	425,923	417,343
Deferred stock-based compensation	(3,202)	(3,678)
Retained earnings	228,036	204,980
Accumulated other comprehensive income	2,820	245

Total stockholders’ equity	653,670	618,983

	$719,523	$670,015

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	June 30,	July 1,
	2002	2001

	(Unaudited)

	(In thousands, except
	per share data)
Gross revenues	$100,780	$92,062
Stock-based sales discounts	1,818	2,161

Net revenues	98,962	89,901
Cost of revenues	37,107	34,311

Gross profit	61,855	55,590

Operating expenses:
Engineering and development	18,179	17,397
Selling and marketing	10,618	10,157
General and administrative	3,194	4,432

Total operating expenses	31,991	31,986

Operating income	29,864	23,604
Interest and other income, net	4,612	5,106

Income before income taxes	34,476	28,710
Income taxes	11,420	9,530

Net income	$23,056	$19,180

Net income per share:
Basic	$0.25	$0.21

Diluted	$0.24	$0.20

Number of shares used in per share calculations:
Basic	93,177	92,399

Diluted	95,857	94,862

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	June 30,	July 1,
	2002	2001

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net income	$23,056	$19,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for stock-based sales discounts	1,818	2,161
Depreciation and amortization	3,352	2,712
Increase in allowance for doubtful accounts	—	300
Amortization of deferred stock-based compensation	476	571
Loss on disposal of property and equipment	96	30
Provision for deferred income taxes	1,921	3,380
Tax benefit from issuance of stock under employee stock plans	3,568	1,563
Changes in assets and liabilities:
Accounts and notes receivable	5,176	1,655
Inventories	(4,332)	(344)
Prepaid expenses and other current assets	602	(377)
Other assets	864	(118)
Accounts payable	3,820	(5,510)
Accrued compensation	4,290	(3,735)
Incomes taxes payable	6,892	4,368
Accrued warranty	22	52
Other accrued liabilities	(203)	2,401

Net cash provided by operating activities	51,418	28,289

Cash flows from investing activities:
Additions to property and equipment	(2,349)	(2,701)
Purchases of investments	(231,061)	(112,217)
Maturities of investments	228,493	72,300
Purchase of equity investment	—	(3,000)

Net cash used in investing activities	(4,917)	(45,618)

Cash flows from financing activities:
Proceeds from issuance of stock under employee stock plans	3,194	1,854

Net cash provided by financing activities	3,194	1,854

Net increase (decrease) in cash and cash equivalents	49,695	(15,475)
Cash and cash equivalents at beginning of period	76,124	128,273

Cash and cash equivalents at end of period	$125,819	$112,798

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1	$16

Income taxes	$368	$127

Supplemental disclosure of non-cash investing and financing activities:
Accrual for acquisition performance payment	$—	$385

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Basis of Presentation

      In the opinion of management of QLogic Corporation (“QLogic” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2002, the statements of income for the three months ended June 30, 2002 and July 1, 2001 and the statements of cash flows for the three months ended June 30, 2002 and July 1, 2001. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Note (2) Inventories

      Components of inventories are as follows:

	June 30,	March 31,
	2002	2002

	(In thousands)
Raw materials	$25,797	$18,271
Work in process	519	2,571
Finished goods	2,774	3,916

	$29,090	$24,758

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

      The following table sets forth the computations of basic and diluted net income per share:

	June 30,	July 1,
	2002	2001

	(In thousands, except
	per share amounts)
Numerator:
Net income	$23,056	$19,180

Denominator:
Denominator for basic net income per share — weighted average shares	93,177	92,399
Dilutive potential common shares, using treasury stock method	2,680	2,463

Denominator for diluted net income per share	95,857	94,862

Basic net income per share	$0.25	$0.21

Diluted net income per share	$0.24	$0.20

      Options to purchase 4,733,204 and 3,523,409 shares of common stock with exercise prices that exceed the average market price of $45.93 and $45.70 during the three months ended June 30, 2002 and July 1, 2001,

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note (4) Other Comprehensive Income

      Statement of Financial Accounting Standards (SFAS) No. 130, separates comprehensive income into two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity, but are excluded from net income. The Company’s other comprehensive income is comprised solely of unrealized gains and losses on marketable securities categorized as “available for sale” under SFAS No. 115, net of income taxes. The components of total comprehensive income were as follows:

	Three Months Ended

	June 30,	July 1,
	2002	2001

	(In thousands)
Net income	$23,056	$19,180
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale investments	2,575	(180)

Total comprehensive income	$25,631	$19,000

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

Results of Operations

      The following table sets forth the results of operations and percentage of net revenues in our consolidated statements of income:

	Three Months Ended

	June 30, 2002		July 1, 2001

	(In thousands)
Net revenues	$98,962	100%	$89,901	100%
Cost of revenues	37,107	37.5	34,311	38.2

Gross profit	61,855	62.5	55,590	61.8

Operating expenses:
Engineering and development	18,179	18.4	17,397	19.4
Selling and marketing	10,618	10.7	10,157	11.3
General and administrative	3,194	3.2	4,432	4.9

Total operating expenses	31,991	32.3	31,986	35.6

Operating income	$29,864	30.2%	$23,604	26.2%

Net Revenues

      Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended June 30, 2002 increased $9.1 million or 10% from the three months ended July 1, 2001, to $99.0 million. The increase was the result of a $13.2 million increase in sales of Fibre Channel products, offset by a $4.1 million decrease in sales of SCSI products. The increase in Fibre Channel revenues was largely attributable to an increase in sales of Fibre Channel host bus adapters, and to a lesser extent, Fibre Channel silicon chips. The decrease in SCSI revenues was due to a decrease in sales of SCSI host bus adapters compared to the previous year.

      Export revenues in the three months ended June 30, 2002 increased $4.4 million or 9.5% from the three months ended July 1, 2001, to approximately $50.8 million, primarily due to increased sales to customers in Thailand and Taiwan and, to a lesser extent Singapore. As a percentage of net revenues, export revenues accounted for 51.3% in the three months ended June 30, 2002, which was down slightly from 51.6% in the three months ended July 1, 2001 due to increased sales to U.S. based customers. Export revenues are denominated in U.S. dollars.

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

Gross Profit

      Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage for the three months ended June 30, 2002 was 62.5%, an increase from 61.8% in the three months ended July 1, 2001. The increase in gross profit percentage was due to manufacturing efficiencies realized during the current quarter as well as a favorable shift in the mix of products sold toward products with higher average selling prices.

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

Operating Expenses

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related expenses, development-related expenditures, occupancy costs and computer support. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. We expect the dollar amount of engineering and development expenses will continue to increase in fiscal 2003.

      During the three months ended June 30, 2002, engineering and development expenses increased $0.8 million to $18.2 million from $17.4 million in the three months ended July 1, 2001. The increase in spending was largely due to increased levels of headcount related spending for Fibre Channel and SCSI design, as well as iSCSI and enclosure management product design. As a percentage of net revenues, engineering and development expenses decreased to 18.4% in the three months ended June 30, 2002 from 19.4% in the similar prior year period. The decrease as a percentage of net revenues was due to economies of scale realized with the increase in revenues.

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

      During the three months ended June 30, 2002, selling and marketing expenses increased $0.4 million to $10.6 million from $10.2 million in the three months ended July 1, 2001. The increase in spending was largely due to increased staff in sales and marketing to manage new programs and support a broader range of customers. As a percentage of net revenues, sales and marketing expenses decreased to 10.7% in the three months ended June 30, 2002 from 11.3% in the similar prior year period. The decrease was due to economies of scale related to increasing revenue.

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

      During the three months ended June 30, 2002, general and administrative expenses decreased $1.2 million to $3.2 million from $4.4 million in the three months ended July 1, 2001. The decrease in spending was primarily due to a reduction of bad debt expense and lower amortization of intangible assets in the quarter ended June 30, 2002. The decrease in amortization of intangible assets relates to the completion of amortization of intangible assets related to our acquisition of SDR, Inc., as well as the implementation of SFAS No. 142 which requires us to cease amortization of certain intangible assets. Intangible asset amortization associated with the SDR, Inc. acquisition was $0.3 million in the three months ended July 1, 2001 and was zero in the three months ended June 30, 2002. Other intangible asset amortization was $0.3 million in the three months ended July 1, 2001 and was zero in the three months ended June 30, 2002. As a percentage of net revenues, general and administrative expenses decreased to 3.2% in the three months ended June 30, 2002 from 4.9% in the similar prior year period. The decrease as a percentage of net revenues was due to the lower amortization of intangible assets.

Non-Operating Income

      Interest and other income, net of interest expense, was $4.6 million for the three months ended June 30, 2002 and $5.1 million for the three months ended July 1, 2001. The decrease was largely due to a $1.0 million write-down of our equity investment in a privately held start-up company. This investment was accounted for using the cost method, and was deemed to be impaired based on overall market conditions and the deterioration of the financial condition of the investee company.

Income Tax Provision

      The Company’s effective tax rate approximated 33% for both the three-month period ended June 30, 2002, and July 1, 2001.

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

      We recognize revenue from product sales upon shipment except for sales to distributor customers, most of which have contractual rights of return and/or price protection. Revenue from sales to distributors is recognized when these distributors with right of return privileges, ship our products to their end-user customers based on data we receive from such distributors. Reserves for uncollectable accounts and allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectable accounts and product returns based on our historical experience and expectations regarding account collectability and future returns related to products shipped. Royalty and product development revenue is recognized when earned and when receipt is assured.

      For all sales, we use a binding purchase order and/or signed agreement as evidence of an arrangement.

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

New Accounting Standards

      Effective July 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for by a single method — the purchase method. The adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations.

      SFAS No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets that have indefinite useful lives not to be amortized but rather be tested at least annually for impairment. We adopted SFAS No. 142 on April 1, 2002. The adoption of SFAS No. 142 resulted in a decrease of goodwill amortization of $0.3 million in the quarter ended June 30, 2002 from the quarter ended July 1, 2001.

      In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

      In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $547.4 million at June 30, 2002 from $492.5 million at March 31, 2002. The increase was primarily attributable to positive cash flow from operations during the three months ended June 30, 2002.

      Our primary source of liquidity is derived from working capital. Working capital increased $40.3 million to $575.9 million at June 30, 2002. The increase in working capital in the quarter ended June 30, 2002 was largely attributable to cash flow from operations. Historically, we have had a $5.0 million line of credit facility with Silicon Valley Bank which allowed us to borrow at the bank’s prime rate. The credit facility expired on July 5, 2002 and has not been renewed. There were no borrowings under this credit facility as of June 30, 2002.

      Our cash flow provided by operations was $51.4 million in the three months ended June 30, 2002, and $28.3 million in the three months ended July 1, 2001. The increase in cash provided by operations was due to higher net income as well as increases in income taxes payable, accounts payable, and accrued compensation combined with a reduction in accounts and notes receivable, and partially offset by an increase in inventory.

      Our cash flow used in investing activities was $4.9 million in the three months ended June 30, 2002 compared to $45.6 million in the three months ended July 1, 2001. The decrease in cash used in investing activities for the three months ended June 30, 2002 was primarily due to purchases of short-term investments being more closely aligned to maturing investments. Capital expenditures were $2.3 million in the three months ended June 30, 2002 and $2.7 million in the three months ended July 1, 2001. The decrease was due to limiting capital growth given the current economic conditions.

      Our cash flow provided by financing activities was $3.2 million in the three months ended June 30, 2002 compared to $1.9 million in the three months ended July 1, 2001. The increase in cash provided by financing activities in the three months ended June 30, 2002 was primarily due to increases in proceeds from issuance of stock under employee stock plans.

      We have certain obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. At June 30, 2002, there were $32.1 million in non-cancelable purchase orders all due within one year. Disclosure of operating lease commitments can be located in Note (10) of the Notes to Consolidated Financial Statements in our 10-K for March 31, 2002.

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

      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2002 through June 30, 2002, the market price has ranged from a low of $34.68 per share to a high of $57.10 per share. Several factors could impact our stock price including, but not limited to:

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

      We believe that to remain competitive in the future we will need to continue to develop new products, which will require a significant investment in new product development. A significant portion of our revenues is generated from Fibre Channel technology. Our competitors are developing alternative technologies that may compete with the market acceptance of our Fibre Channel products, such as iSCSI, Infiniband, Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (SATA). If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

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

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec Inc. and LSI Logic Corporation in the SCSI sector of the I/ O market. In the Fibre Channel host bus adapter sector of the I/ O market, we compete primarily with LSI Logic Corporation, Emulex Corporation, JNI Corporation and Adaptec Inc. In the Fibre Channel host controller chip sector of the market we compete primarily with Agilent Technologies and LSI Logic Corporation. In the switch products sector, we compete with Brocade Communications, McData Corporation and several smaller companies. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large original equipment manufacturer customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

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

      We currently rely on multiple foundries to manufacture our semiconductor products either in finished form or wafer form. Generally, we conduct business with some of our foundries through written purchase orders as opposed to long-term supply contracts. Therefore, these foundries are generally not obligated to supply products to us for any specific period, in any specific quantity or at any specified price. If a foundry terminates its relationship with us or if our supply from a foundry is otherwise interrupted, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. As a result, we may not be able to meet customer demands, which could harm our business.

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

      We have not developed alternate sources of supply for our products. For example, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic’s transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely affected. The requirement that a customer perform separate product qualifications, or a customer’s inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors. Constraints or delays in the supply of our products, due to capacity constraints, unexpected disruptions at our foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers.

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

      A significant number of our customers and suppliers are located in Japan and the Pacific Rim. Historically, the Asian markets have suffered from economic uncertainty. This uncertainty has taken place especially in countries that have had a collapse in both their currency and stock markets. These economic pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with spare industrial production capacity, could lead to widespread financial difficulty among the companies in this region. Our export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

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

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment, and cause us to incur debt, contingent liabilities and amortization/impairment expense related to intangible assets, all of which could materially adversely affect our results of operations. Effective July 1, 2001, the Financial Accounting Standards Board, or FASB, has issued, and we have adopted, SFAS No. 141 “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations implemented after June 30, 2001 be accounted for using the purchase method of accounting. As a result, we will not be able to complete a business combination without incurring goodwill or other intangible assets. SFAS No. 142 “Goodwill and Other Intangible Assets” eliminates the quarterly and yearly recurring charges for the amortization of goodwill. A significant charge to earnings may be recorded if it can be determined that the goodwill or other intangible assets are impaired. This potential charge could have a material impact on our results of operations.

      We have made, and plan to continue to make, investments in technology companies including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. In addition if we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced. In the three months ended June 30, 2002, a $1.0 million impairment of one of these private equity investments was recorded.

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

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates when interpreting and applying critical accounting policies.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      At June 30, 2002, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, with a fair value of $421.6 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports On Form 8-K

      (a) Exhibits

Exhibit
No.	Item Caption

2.1	Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2	Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(10)
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4	By-Laws of QLogic Corporation.(2)
3.5	Amendments to By-Laws of QLogic Corporation.(3)
3.6	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7	Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)
3.8	Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)
4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3	Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(9)
10.1.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.*(12)
10.2.2	QLogic Corporation Stock Awards Plan, as amended.*(12)
10.3	Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4	Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5	Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6	Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7	Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8	Form of QLogic Corporation Savings Plan.*(2)
10.9	Form of QLogic Corporation Savings Plan Trust.*(2)

Exhibit
No.	Item Caption

10.11	Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13	Industrial Lease Agreement between the Registrant, as lessee, and AEW/ Parker South, LLC, as lessor.(6)
10.15	Form QLogic Corporation 1998 Employee Stock Purchase Plan.*(7)
21.3	Subsidiaries of the Registrant.(13)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(1)	Previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/ A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(9)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8 on September 25, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on May 30, 2002 with respect to the resignation of Mark Edwards as the Company’s Senior Vice President, Technology and Planning, reported under Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

Chairman, Chief Executive Officer and President

By:	/s/ FRANK A. CALDERONI

Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit
No.		Item Caption

2.1		Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2		Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(10)
3.1		Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2		EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3		Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4		By-Laws of QLogic Corporation.(2)
3.5		Amendments to By-Laws of QLogic Corporation.(3)
3.6		Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7		Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)
3.8		Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)
4.1		Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2		Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3		Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(9)
10	.1.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.*(12)
10	.2.2	QLogic Corporation Stock Awards Plan, as amended.*(12)
10.3		Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4		Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5		Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6		Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7		Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8		Form of QLogic Corporation Savings Plan.*(2)
10.9		Form of QLogic Corporation Savings Plan Trust.*(2)
10.11		Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13		Industrial Lease Agreement between the Registrant, as lessee, and AEW/Parker South, LLC, as lessor.(6)
10.15		Form QLogic Corporation 1998 Employee Stock Purchase Plan.*(7)
21.3		Subsidiaries of the Registrant.(13)
99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(1)	Previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(9)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/A dated June 1, 2000, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8 on September 25, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.