Form 10-Q
period 2002-09-29
QLOGIC CORP
filed 2002-11-13
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 29, 2002

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-23298

QLogic Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0537669 (I.R.S. Employer Identification No.)
26600 Laguna Hills Drive Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

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

Yes ☑          No ☐

      As of November 1, 2002, the registrant had 93,487,386 shares of common stock outstanding. All references to share and per share data for all periods presented have been restated to take into account prior stock splits.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
QLOGIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
QLOGIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FACTORS THAT MAY AFFECT FUTURE RESULTS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports On Form 8-K
SIGNATURES
Certifications
EXHIBIT INDEX
EXHIBIT 99.1
EXHIBIT 99.2

QLOGIC CORPORATION

INDEX

		Page

PART I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 29, 2002 and March 31, 2002	3
	Condensed Consolidated Statements of Income for the three months and six months ended September 29, 2002 and September 30, 2001	4
	Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2002 and September 30, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
PART II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	23

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	March 31,
	2002	2002

	(In thousands,
	except share data)

	(Unaudited)
ASSETS
Cash and cash equivalents	$128,231	$76,124
Short term investments	443,651	416,422
Accounts and notes receivable, less allowance for doubtful accounts of $3,409 and $3,429 as of September 29, 2002 and March 31, 2002, respectively	32,033	38,360
Inventories	30,405	24,758
Deferred income taxes	28,064	27,635
Prepaid expenses and other current assets	3,577	3,345

Total current assets	665,961	586,644
Property and equipment, net	60,467	60,293
Other assets	12,117	23,078

	$738,545	$670,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,460	$15,025
Accrued compensation	14,681	15,142
Income taxes payable	11,953	8,595
Accrued warranty	3,171	3,184
Other accrued liabilities	8,449	9,086

Total current liabilities	55,714	51,032

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 93,425,296 and 93,029,087 shares issued and outstanding at September 29, 2002 and March 31, 2002, respectively	93	93
Additional paid-in capital	429,378	417,343
Deferred stock-based compensation	(2,726)	(3,678)
Accumulated other comprehensive income	5,035	245
Retained earnings	251,051	204,980

Total stockholders’ equity	682,831	618,983

	$738,545	$670,015

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands, except per share data)

	(Unaudited)
Gross revenues	$108,525	$81,746	$209,305	$173,808
Stock-based sales discounts	1,410	867	3,228	3,028

Net revenues	107,115	80,879	206,077	170,780
Cost of revenues	40,200	32,607	77,307	66,918

Gross profit	66,915	48,272	128,770	103,862

Operating expenses:
Engineering and development	19,633	16,294	37,812	33,691
Selling and marketing	11,435	9,063	22,053	19,220
General and administrative	3,651	3,876	6,845	8,308

Total operating expenses	34,719	29,233	66,710	61,219

Operating income	32,196	19,039	62,060	42,643
Interest and other income, net	2,167	4,662	6,779	9,768

Income before income taxes	34,363	23,701	68,839	52,411
Income taxes	11,348	7,839	22,768	17,369

Net income	$23,015	$15,862	$46,071	$35,042

Net income per share:
Basic	$0.25	$0.17	$0.49	$0.38

Diluted	$0.24	$0.17	$0.48	$0.37

Number of shares used in per share calculations:
Basic	93,377	92,535	93,277	92,467

Diluted	95,189	94,761	95,384	94,908

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	September 29,	September 30,
	2002	2001

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$46,071	$35,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,575	6,243
Provision for stock-based sales discounts	3,228	3,028
Write-down of equity investments	4,000	—
Increase (decrease) in allowance for doubtful accounts	(20)	501
Amortization of deferred stock-based compensation	952	1,010
Loss on disposal of property and equipment	108	30
Provision for deferred income taxes	6,678	5,920
Tax benefit from issuance of stock under employee stock plans	3,974	1,722
Changes in assets and liabilities:
Accounts and notes receivable	6,347	11,738
Inventories	(5,647)	9,577
Prepaid expenses and other current assets	(232)	(1,013)
Other assets	(145)	(638)
Accounts payable	2,435	(9,132)
Accrued compensation	(461)	(5,822)
Incomes taxes payable	3,358	10,647
Accrued warranty	(13)	93
Other accrued liabilities	(637)	1,615

Net cash provided by operating activities	76,571	70,561

Cash flows from investing activities:
Additions to property and equipment	(6,857)	(6,453)
Purchases of investments	(418,952)	(172,602)
Maturities of investments	396,512	129,042
Acquisition of businesses, net of cash acquired	—	(1,224)
Purchase of equity investment	—	(3,000)

Net cash used in investing activities	(29,297)	(54,237)

Cash flows from financing activities:
Proceeds from issuance of stock under employee stock plans	4,833	3,424

Net cash provided by financing activities	4,833	3,424

Net increase in cash and cash equivalents	52,107	19,748
Cash and cash equivalents at beginning of period	76,124	128,273

Cash and cash equivalents at end of period	$128,231	$148,021

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$17

Income taxes	$11,368	$127

Supplemental disclosure of non-cash investing and financing activities:
Accrual for acquisition performance payment	$—	$802

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note (1) Basis of Presentation

      In the opinion of management of QLogic Corporation (“QLogic” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are normal recurring accruals) necessary to present fairly the Company’s financial position as of September 29, 2002, the statements of income for the three months and the six months ended September 29, 2002 and September 30, 2001 and the statements of cash flows for the six months ended September 29, 2002 and September 30, 2001. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three months and six months ended September 29, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

Note (2) Inventories

      Components of inventories are as follows:

	September 29,	March 31,
	2002	2002

	(In thousands)
Raw materials	$23,239	$18,271
Work in process	2,890	2,571
Finished goods	4,276	3,916

	$30,405	$24,758

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computations of basic and diluted net income per share:

	Three Months Ended		Six Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands, except per share data)
Numerator:
Net income	$23,015	$15,862	$46,071	$35,042

Denominator:
Denominator for basic net income per share — weighted average shares	93,377	92,535	93,277	92,467
Dilutive potential common shares, using treasury stock method	1,812	2,226	2,107	2,441

Denominator for diluted net income per share	95,189	94,761	95,384	94,908

Basic net income per share attributable to common stockholders	$0.25	$0.17	$0.49	$0.38

Diluted net income per share attributable to common stockholders	$0.24	$0.17	$0.48	$0.37

      Options to purchase 7,052,900 and 4,591,633 shares of common stock with exercise prices that exceed the average market price of $35.94 and $36.87 during the three months ended September 29, 2002 and September 30, 2001, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

      Options to purchase 5,899,512 and 3,819,557 shares of common stock with exercise prices that exceed the average market price of $40.96 and $41.50 during the six months ended September 29, 2002 and September 30, 2001, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands)
Net income	$23,015	$15,862	$46,071	$35,042
Other comprehensive income:
Unrealized gain on available for sale investments, net	2,215	1,849	4,790	1,669

Total comprehensive income	$25,230	$17,711	$50,861	$36,711

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

	Three Months Ended				Six Months Ended

	September 29,		September 30,		September 29,		September 30,
	2002		2001		2002		2001

	(In thousands)
Net revenues	$107,115	100.0%	$80,879	100.0%	$206,077	100.0%	$170,780	100.0%
Cost of revenues	40,200	37.5	32,607	40.3	77,307	37.5	66,918	39.2

Gross profit	66,915	62.5	48,272	59.7	128,770	62.5	103,862	60.8

Operating expenses:
Engineering and development	19,633	18.3	16,294	20.2	37,812	18.4	33,691	19.7
Selling and marketing	11,435	10.7	9,063	11.2	22,053	10.7	19,220	11.2
General and administrative	3,651	3.4	3,876	4.8	6,845	3.3	8,308	4.9

Total operating expenses	34,719	32.4	29,233	36.2	66,710	32.4	61,219	35.8

Operating income	$32,196	30.1%	$19,039	23.5%	$62,060	30.1%	$42,643	25.0%

     Net Revenues

      Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended September 29, 2002 increased $26.2 million or 32.4% from the three months ended September 30, 2001 to $107.1 million. The increase was the result of an $18.0 million increase in sales of Fibre Channel product combined with an $8.2 million increase in sales of SCSI products.

      Net revenues in the six months ended September 29, 2002 increased $35.3 million or 20.7% from the six months ended September 30, 2001, to $206.1 million. The increase was the result of a $31.2 million increase in sales of Fibre Channel products along with a $4.7 million increase in sales of SCSI products, offset by a $0.6 million decrease in IDE-based royalties.

      Export revenues (primarily to the Pacific Rim countries) in the three months ended September 29, 2002 increased $18.1 million or 46.8% from the three months ended September 30, 2001, to approximately $56.8 million, primarily due to increased sales to our peripheral chip customers in Japan. As a percentage of net revenues, export revenues accounted for 53 % in the three months ended September 29, 2002, and 48% in the three months ended September 30, 2001.

Note (5) Goodwill

      Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangibles Assets”. As a result, the Company ceased amortizing goodwill of $4.4 million beginning April 1, 2002. In conjunction with the adoption of SFAS No. 142, the Company completed its transitional goodwill impairment test during the three months ended June 30, 2002, with no impairment charges resulting. The goodwill will be tested for impairment at least annually.

      The adoption of SFAS No. 142 resulted in a reduction of amortization expense of approximately $0.2 million, net of tax, in the three month period ended September 29, 2002 to the three month period ended September 30, 2001, and $0.4 million, net of tax, in the six month period ended September 29, 2002 to the six month period ended September 30, 2001. There was no impact to reported basic or diluted earnings per share as a result of the adoption of SFAS No. 142.

      Export revenues in the six months ended September 29, 2002 increased $22.5 million or 26.5% from the six months ended September 30, 2001, to approximately $107.5 million. As a percentage of net revenues, export revenues accounted for 52% in the six months ended September 29, 2002, and 50% in the six months ended September 30, 2001. Export revenues are denominated in U.S. dollars.

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

     Gross Profit

      Cost of revenues consist primarily of raw materials (including wafers and completed chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in the three months ended September 29, 2002 was 62.5%, an increase from 59.7% in the three months ended September 30, 2001. The increase in gross profit percentage was due primarily to sales of higher margin Fibre Channel-based products, as well as economies-of-scale impacts associated with increased revenues.

      The gross profit percentage in the six months ended September 29, 2002 was 62.5%, an increase from 60.8% in the six months ended September 30, 2001. The percentage increase resulted primarily from sales of and product mix of higher margin Fibre Channel-based products.

      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon wafers, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, we do not anticipate the gross profit percentage to remain constant or increase at a rate consistent with historic trends and it may decline in future quarters.

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

      During the three months ended September 29, 2002, engineering and development expenses increased $3.3 million to $19.6 million from $16.3 million in the three months ended September 30, 2001. The increase in spending was largely due to increased levels of spending for Fibre Channel and SCSI design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses decreased to 18.3% in the three months ended September 29, 2002 from 20.2% in the similar prior year period. The decrease as a percentage of net revenues was due to an increase in net revenues during the three months ended September 29, 2002.

      During the six months ended September 29, 2002, engineering and development expenses increased $4.1 million to $37.8 million from $33.7 million in the six months ended September 30, 2001. As a percentage of net revenues this amounted to 18.4% in the six months ended September 29, 2002, and 19.7% in the six months ended September 30, 2001. The increase in dollars was due to our continued investments in new product development, while the decrease as a percentage of net revenues was the result of an increased focus on the management of our new product development expenses.

      Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. We believe continued investments of these types of expenses are critical to the success of our strategy of expanding relationships with our customers. As a result, we expect sales and marketing expenditures will increase in the future, and may increase as a percentage of net revenues.

      During the three months ended September 29, 2002, selling and marketing expenses increased $2.3 million to $11.4 million from $9.1 million in the three months ended September 30, 2001. As a percentage of net revenues, sales and marketing expenses decreased to 10.7% in the three months ended September 29, 2002 from 11.2% in the similar prior year period. The increase in spending was due to an increase in net revenues combined with our decision to expand our sales efforts in the OEM and distribution channel sales area. The decrease as a percentage of net revenue resulted from economies-of-scale benefits realized from the increases in net revenue.

      During the six months ended September 29, 2002, sales and marketing expenses increased $2.8 million from the similar period in the prior fiscal year. As a percentage of net revenues this amounted to 10.7% in the six months ended September 29, 2002 compared to 11.2% in the similar prior year period. The increase in spending for sales and marketing expenses is a result of an increase in net revenues combined with our decision to expand our sales efforts in the distribution channel sales area. The decrease as a percentage of net revenue resulted from economies-of-scale benefits realized from the increases in net revenue.

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

      During the three months ended September 29, 2002, general and administrative expenses decreased $0.2 million to $3.7 million from $3.9 million in the three months ended September 30, 2001. The decrease in spending was primarily due to discontinuing amortization of goodwill that was partially offset by growth in administrative personnel and professional services. As a percentage of net revenues, general and administrative expenses decreased to 3.4% in the three months ended September 29, 2002 from 4.8% in the similar prior year period.

      During the six months ended September 29, 2002, general and administrative expenses decreased $1.5 million to $6.8 million from $8.3 million in the six months ended September 30, 2001. As a percentage of net revenues this amounted to 3.3% in the six months ended September 29, 2002, and 4.9% in the six months ended September 30, 2001. In the six months ended September 29, 2002, general and administrative expenses decreased in both dollars and as a percentage of net revenues due primarily to discontinuing amortization of goodwill.

     Non-Operating Income

      Interest and other income, net of interest expense, was $2.2 million in the three months ended September 29, 2002, and $4.7 million in the three months ended September 30, 2001. The decrease was largely due to the $3.0 million write-down of a minority investment combined with a decrease in investment returns.

      In the six months ended September 29, 2002, interest and other income, net of interest expense, was $6.8 million and $9.8 million in the six months ended September 30, 2001. The decrease in interest and other income in the six months ended September 29, 2002 was largely due to the write-down of two equity investments totaling $4.0 million combined with a decrease in investment returns.

     Income Tax Provision

      Our effective tax rate was 33% in the three and six months ended September 29, 2002, and 33% in the three and six months ended September 30, 2001.

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

      We recognize revenue from product sales upon shipment except for sales to distributor customers, most of which have contractual rights of return and/or price protection. Revenue from sales to distributors with right of return privileges is recognized when these distributors ship our products to their customers based on data we receive from such distributors. Reserves for uncollectable accounts and allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectable accounts and product returns based on our historical experience and expectations regarding account collectability and future returns related to products shipped. Royalty and product development revenue is recognized when earned and when receipt is assured.

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

      Accounting for Investments. We classify our investments in marketable securities as “available for sale”, based on the criteria set forth in Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized upon the sale of our marketable securities in our statements of operations. We have established investment policy guidelines that we use to manage the financial institutions that have custody of our funds. Based on our guidelines, our investments generally consist of U.S. government, state and local, and corporate debt obligations with maturities ranging from one to sixty months. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. The fair market value of our investments in marketable securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Additionally, the amount of interest income that we earn on our investments may be adversely affected by changes in interest rates.

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

      SFAS No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. We adopted SFAS No. 142 on April 1, 2002. The adoption of SFAS No. 142 resulted in a decrease of goodwill amortization of $0.3 million in the quarter ended September 29, 2002 from the quarter ended September 30, 2001, and a decrease of $0.6 million in the six months ended September 29, 2002 from the six months ended September 30, 2001.

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

     Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $571.9 million at September 29, 2002 compared to $492.5 million at March 31, 2002. The increase was primarily attributable to positive cash flow from operations and proceeds from issuance of stock under employee stock plans during the six months ended September 29, 2002.

      Our primary source of liquidity is derived from working capital and cash from operations. Working capital increased $74.6 million to $610.2 million at September 29, 2002. The increase in working capital in the six months ended September 29, 2002 was largely attributable to cash flow from operations. Historically, we have had a $5.0 million line of credit facility with Silicon Valley Bank that allowed us to borrow at the bank’s prime rate. The credit facility expired on July 5, 2002 and has not been renewed.

      Our cash flow provided by operations was $76.6 million in the six months ended September 29, 2002, and $70.6 million in the six months ended September 30, 2001. The growth in cash provided by operations was primarily due to increases in profitability. Additionally, in the six months ended September 29, 2002, cash flow from operations was improved by an increase in accounts payable and a reduction in accounts receivable and other assets and partially offset by an increase in inventories and a reduction in income taxes payable.

      Our cash flow used in investing activities was $29.3 million in the six months ended September 29, 2002 compared to $54.2 million in the six months ended September 30, 2001. The decrease in cash used in investing activities for the six months ended September 29, 2002 was primarily due to decreased purchases of short-term investments, net of investment maturities. Additionally, capital expenditures were $6.9 million in the six months ended September 29, 2002 and $6.5 million in the six months ended September 30, 2001. The increase in capital expenditures was due to our commitment to improve equipment and infrastructure in operations and engineering.

      Our cash flow provided by financing activities was $4.8 million in the six months ended September 29, 2002 compared to $3.4 million in the six months ended September 30, 2001. The increase in cash provided by financing activities in the six months ended September 29, 2002 was primarily due to increases in proceeds from issuance of stock under employee stock plans.

      We have certain obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. At September 29, 2002, there were $23.7 million in non-cancelable purchase orders all due within one year. Disclosure of operating lease commitments can be located in Note (10) of the Notes to Consolidated Financial Statements in our 10-K for March 31, 2002.

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

      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2002 through November 1, 2002, the market price has ranged from a low of $19.66 per share to a high of $57.10 per share. Several factors could impact our stock price including, but not limited to:

•	announcements concerning QLogic, our competitors or customers;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	conditions in the semiconductor industry;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts; and

•	overall market conditions for high technology equities.

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

      The global economy is in the midst of a slowdown that has had wide ranging effects on markets that we serve, particularly information technology, data storage and networking industries. This downturn has had a negative effect on our revenues and operating results. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development during this downturn, and to maintain extensive ongoing customer service and support capability, any further decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Our business is dependent on the storage area network (SAN) market that is relatively new and unpredictable, and if this market does not develop and expand as we anticipate, our business will suffer.

      A significant number of our products are used in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations’ computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

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

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. Some of these customers are based in the Pacific Rim, which is subject to economic and political uncertainties. In addition, a majority of our customers order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could materially adversely effect our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our original equipment manufacturer customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition and results of operations.

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

      Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. In addition, if we decrease our distributor-incentive programs, our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels which could impact availability to their customers.

We depend on our relationships with wafer suppliers and other subcontractors, and a loss of these relationships may lead to unpredictable consequences which may harm our results of operations if alternative supply sources are not available.

      We currently rely on multiple foundries to manufacture our semiconductor products either in finished form or wafer form. Usually, we conduct business with some of our foundries through written purchase orders as opposed to long-term supply contracts. Therefore, these foundries are generally not obligated to supply products to us for any specific period, in any specific quantity or at any specified price. If a foundry terminates its relationship with us or if our supply from a foundry is otherwise interrupted, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. As a result, we may not be able to meet customer demands, which could harm our business.

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

      Products as complex as ours may contain undetected software or hardware errors when first introduced or as newer versions are released. We have from time to time found errors in existing, new or enhanced products. The occurrence of hardware or software errors could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

Terrorist activities and resulting military actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States, Europe and the Pacific Rim, and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

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

We may engage in mergers, acquisitions and strategic investments, however, these activities may adversely affect our results of operations and stock price.

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

      We have made, and plan to continue to make, investments in technology companies including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. In addition, if we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced. For example, in the three months ended June 30, 2002, we recorded a $1.0 million impairment, and in the three months ended September 29, 2002, we recorded a $3.0 million impairment of these equity investments.

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

      We have experienced a period of rapid growth and expansion in the past. That has placed, and continues to place, a significant strain on our resources. Unless we manage this growth effectively, we may make mistakes in executing our business such as inaccurate sales forecasting, material planning, inventory management or financial reporting, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we test substantially all of our products prior to shipment. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      At September 29, 2002, our investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $443.7 million. The carrying amount of these securities approximates fair market value. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 29, 2002, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II.     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      (a)  The QLogic Annual Meeting of Stockholders was held on August 27, 2002.

      (b)  The following persons were duly elected to serve as directors of QLogic: H.K. Desai, Larry R. Carter, James R. Fiebiger, Kenneth E. Hendrickson, Carol L. Miltner and George D. Wells.

      (c)  The following is a tabulation of the votes of the stockholders of QLogic with respect to the proposals presented at the QLogic Annual Meeting of Stockholders:

						Broker
Vote		For	Against	Withheld	Abstain	Non-Vote

(i)	Election of Directors:
	H.K. Desai	83,263,417	—	627,223	—	—
	Larry R. Carter	80,730,689	—	3,159,951	—	—
	James R. Fiebiger	83,198,633	—	692,007	—	—
	Kenneth E. Hendrickson	82,354,043	—	1,536,597	—	—
	Carol L. Miltner	83,217,844	—	672,796	—	—
	George D. Wells	83,203,012		687,628	—	—
(ii)	Approval and ratification of amendment to the QLogic Corporation Stock Awards Plan to increase the number of shares subject thereto by 2,000,000 shares, from 24,800,000 to 26,800,000	47,358,090	36,103,994	—	428,555	—
(iii)	Approval and ratification of amendment to the QLogic Corporation Non-Employee Director Stock Option Plan to increase the number of shares subject thereto by 100,000 shares, from 2,000,000 to 2,100,000	72,644,667	10,818,964	—	427,008	—
(iv)	Ratification of appointment of KPMG LLP as auditors for fiscal 2003	82,920,682	618,684	—	351,275	—

Item 6.     Exhibits and Reports On Form 8-K

      (a) Exhibits

Exhibit No.	Item Caption

2.1	Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2	Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(10)
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4	By-Laws of QLogic Corporation.(2)
3.5	Amendments to By-Laws of QLogic Corporation.(3)

Exhibit No.		Item Caption

3.6		Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7		Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)
3.8		Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)
4.1		Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2		Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3		Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(9)
10.1	.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.*(12)
10.2	.2	QLogic Corporation Stock Awards Plan, as amended.*(12)
10.3		Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4		Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5		Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6		Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7		Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8		Form of QLogic Corporation Savings Plan.*(2)
10.9		Form of QLogic Corporation Savings Plan Trust.*(2)
10.1	1	Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.1	3	Industrial Lease Agreement between the Registrant, as lessee, and AEW/ Parker South, LLC, as lessor.(6)
10.1	5	Form QLogic Corporation 1998 Employee Stock Purchase Plan.*(7)
21.3		Subsidiaries of the Registrant.(13)
99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(1)	Previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/ A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(9)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/ A dated June 1, 2000, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8 on September 25, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K

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

Frank A. Calderoni
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2002

Certifications

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934,

as Amended and Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, H.K. Desai, Chief Executive Officer of QLogic Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ H.K. DESAI

H.K. Desai
Chief Executive Officer

Date: November 13, 2002

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934,

as Amended and Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Frank A. Calderoni, Chief Financial Officer of QLogic Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ FRANK A. CALDERONI

Frank A. Calderoni
Chief Financial Officer

Date: November 13, 2002

EXHIBIT INDEX

Exhibit
Number	Item Caption

2.1	Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2	Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(10)
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4	By-Laws of QLogic Corporation.(2)
3.5	Amendments to By-Laws of QLogic Corporation.(3)
3.6	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7	Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)
3.8	Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)
4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3	Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(9)
10.1.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.*(12)
10.2.2	QLogic Corporation Stock Awards Plan, as amended.*(12)
10.3	Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4	Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5	Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6	Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7	Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8	Form of QLogic Corporation Savings Plan.*(2)
10.9	Form of QLogic Corporation Savings Plan Trust.*(2)
10.11	Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13	Industrial Lease Agreement between the Registrant, as lessee, and AEW/ Parker South, LLC, as lessor.(6)
10.15	Form QLogic Corporation 1998 Employee Stock Purchase Plan.*(7)
21.3	Subsidiaries of the Registrant.(13)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(1)	Previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/ A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(9)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/ A dated June 1, 2000, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8 on September 25, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.