Form 10-Q/A
period 2002-09-29
QLOGIC CORP
filed 2002-11-22
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note: This Form 10-Q/A is being filed by QLogic Corporation (the “Company”) to replace, in its entirety, the Form 10-Q that was filed by the Company on November 13, 2002. The sole purpose for filing this Form 10-Q/A is to correct a clerical error by deleting the section entitled “Note (5) Goodwill” that was erroneously placed in the “Management Discussion and Analysis” section, and instead placing it in the “Notes to Condensed Consolidated Financial Statements” section of this report. This amendment makes no other changes to the Form 10-Q originally filed by the Company on November 13, 2002.

QLOGIC CORPORATION

INDEX

		Page

PART I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 29, 2002 and March 31, 2002	1
	Condensed Consolidated Statements of Income for the three months and six months ended September 29, 2002 and September 30, 2001	2
	Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2002 and September 30, 2001	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21

i

Explanatory Note: This Form 10-Q/A is being filed by QLogic Corporation (the “Company”) to replace, in its entirety, the Form 10-Q that was filed by the Company on November 13, 2002. The sole purpose for filing this Form 10-Q/A is to correct a clerical error by deleting the section entitled “Note (5) Goodwill” that was erroneously placed in the “Management Discussion and Analysis” section, and instead placing it in the “Notes to Condensed Consolidated Financial Statements” section of this report. This amendment makes no other changes to the Form 10-Q originally filed by the Company on November 13, 2002.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Date: November 22, 2002

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

Date: November 22, 2002

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

Frank A. Calderoni
Chief Financial Officer

Date: November 22, 2002

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