Form 10-Q
period 2002-12-29
QLOGIC CORP
filed 2003-02-12
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23298

QLogic Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0537669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26600 Aliso Viejo Parkway (formerly, Laguna Hills Drive) Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

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

Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑          No ☐

      As of January 31, 2003, the registrant had 93,829,715 shares of common stock outstanding.

QLOGIC CORPORATION

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets at December 29, 2002 and March 31, 2002	1
	Condensed Consolidated Statements of Income for the three months and nine months ended December 29, 2002 and December 30, 2001.	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2002 and December 30, 2001.	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	20
	Signatures	22

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29,	March 31,
	2002	2002

	(In thousands,
	except share data)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,311	$76,124
Short-term investments	485,279	416,422
Accounts receivable, less allowance for doubtful accounts of $3,085 and $3,429 as of December 29, 2002 and March 31, 2002, respectively	42,777	38,360
Inventories	21,355	24,758
Deferred income taxes	30,720	27,635
Prepaid expenses and other current assets	2,623	3,345

Total current assets	713,065	586,644
Property and equipment, net	60,388	60,293
Other assets	12,020	23,078

	$785,473	$670,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,159	$15,025
Accrued compensation	20,863	15,142
Income taxes payable	21,533	8,595
Accrued warranty	3,109	3,184
Other accrued liabilities	9,973	9,086

Total current liabilities	69,637	51,032

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 93,651,098 and 93,029,087 shares issued and outstanding at December 29, 2002 and March 31, 2002, respectively	94	93
Additional paid-in capital	434,236	417,343
Deferred stock-based compensation	(2,250)	(3,678)
Accumulated other comprehensive income	5,192	245
Retained earnings	278,564	204,980

Total stockholders’ equity	715,836	618,983

	$785,473	$670,015

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

	(In thousands, except per share data)

	(Unaudited)
Gross revenues	$114,167	$83,627	$323,472	$257,435
Stock-based sales discounts	—	1,040	3,228	4,068

Net revenues	114,167	82,587	320,244	253,367
Cost of revenues	40,908	31,456	118,215	98,374

Gross profit	73,259	51,131	202,029	154,993

Operating expenses:
Engineering and development	21,540	17,451	59,352	51,142
Selling and marketing	10,955	8,927	33,008	28,147
General and administrative	3,530	3,974	10,375	12,282

Total operating expenses	36,025	30,352	102,735	91,571

Operating income	37,234	20,779	99,294	63,422
Interest and other income, net	5,417	4,652	12,196	14,420

Income before income taxes	42,651	25,431	111,490	77,842
Income taxes	15,138	8,403	37,906	25,772

Net income	$27,513	$17,028	$73,584	$52,070

Net income per share:
Basic	$0.29	$0.18	$0.79	$0.56

Diluted	$0.29	$0.18	$0.77	$0.55

Number of shares used in per share calculation:
Basic	93,553	92,708	93,369	92,547

Diluted	95,231	95,125	95,337	94,993

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	December 29,	December 30,
	2002	2001

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income	$73,584	$52,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,260	9,624
Stock-based sales discounts	3,228	4,068
Write-down of equity investments	4,000	—
Provision for losses on accounts receivable	(344)	494
Amortization of deferred stock-based compensation	1,428	1,597
Loss on disposal of property and equipment	181	88
Deferred income taxes	4,253	5,747
Tax benefit from issuance of stock under employee stock plans	5,088	5,299
Changes in assets and liabilities:
Accounts receivable	(4,073)	14,861
Inventories	3,403	19,359
Prepaid expenses and other current assets	722	(1,053)
Other assets	(280)	(1,440)
Accounts payable	(866)	(9,984)
Accrued compensation	5,721	(2,020)
Incomes taxes payable	12,938	1,018
Accrued warranty	(75)	116
Other accrued liabilities	2,582	3,440

Net cash provided by operating activities	122,750	103,284

Cash flows from investing activities:
Additions to property and equipment	(11,536)	(8,945)
Purchases of investments	(654,993)	(267,010)
Maturities of investments	591,083	178,325
Acquisition of businesses, net of cash acquired	(1,695)	(1,224)
Purchase of equity investment	—	(3,000)

Net cash used in investing activities	(77,141)	(101,854)

Cash flows from financing activities:
Proceeds from issuance of stock under employee stock plans	8,578	7,154

Net increase in cash and cash equivalents	54,187	8,584
Cash and cash equivalents at beginning of period	76,124	128,273

Cash and cash equivalents at end of period	$130,311	$136,857

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4	$17

Income taxes	$11,368	$9,890

Supplemental disclosure of non-cash investing and financing activities:
Accrual for acquisition performance payment	$—	$1,216

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note (1) Basis of Presentation

      In the opinion of management of QLogic Corporation (“QLogic” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 29, 2002, the statements of income for the three months and the nine months ended December 29, 2002 and December 30, 2001 and the statements of cash flows for the nine months ended December 29, 2002 and December 30, 2001. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three months and nine months ended December 29, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note (2) Inventories

      Components of inventories are as follows:

	December 29,	March 31,
	2002	2002

	(In thousands)
Raw materials	$14,485	$18,271
Work in process	262	2,571
Finished goods	6,608	3,916

	$21,355	$24,758

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

      The computation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

	(In thousands, except per share data)
Numerator:
Net income	$27,513	$17,028	$73,584	$52,070

Denominator:
Denominator for basic net income per share — weighted average shares	93,553	92,708	93,369	92,547
Dilutive potential common shares, using treasury stock method	1,678	2,417	1,968	2,446

Denominator for diluted net income per share	95,231	95,125	95,337	94,993

Basic net income per share	$0.29	$0.18	$0.79	$0.56

Diluted net income per share	$0.29	$0.18	$0.77	$0.55

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 6,942,702 and 4,285,943 shares of common stock with exercise prices that exceed the average market price of $34.90 and $42.69 during the three months ended December 29, 2002 and December 30, 2001, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

      Options to purchase 6,024,538 and 3,944,998 shares of common stock with exercise prices that exceed the average market price of $38.96 and $41.90 during the nine months ended December 29, 2002 and December 30, 2001, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note (4) Other Comprehensive Income

      The components of total comprehensive income were as follows:

	Three Months Ended		Nine Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

	(In thousands)
Net income	$27,513	$17,028	$73,584	$52,070
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax	157	(1,157)	4,947	512

Total comprehensive income	$27,670	$15,871	$78,531	$52,582

Note (5) Goodwill

      Effective April 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company ceased amortizing goodwill of $4.4 million beginning April 1, 2002. In conjunction with the adoption of SFAS 142, the Company completed its transitional goodwill impairment test during the three months ended June 30, 2002, with no impairment charges resulting. The goodwill will be tested for impairment at least annually.

      The adoption of SFAS 142 resulted in a reduction of amortization expense of approximately $0.2 million, net of tax, in the three-month period ended December 29, 2002 compared to the three-month period ended December 30, 2001, and $0.6 million, net of tax, in the nine-month period ended December 29, 2002 compared to the nine-month period ended December 30, 2001. There was no material impact to reported basic or diluted earnings per share as a result of the adoption of SFAS 142.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes. This Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under “Factors That May Affect Future Results” and elsewhere in this report, which include without limitation the fact that our operating results fluctuate significantly, that our business is dependent on the storage area network market that is new and unpredictable, and that our financial condition will be adversely impacted if we do not maintain and gain market or industry acceptance of our products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

      The following table sets forth, for the periods indicated, certain income and expense items expressed in absolute terms and as a percentage of our net revenues.

	Three Months Ended				Nine Months Ended

	December 29, 2002		December 30, 2001		December 29, 2002		December 30, 2001

	(In thousands)
Net revenues	$114,167	100.0%	$82,587	100.0%	$320,244	100.0%	$253,367	100.0%
Cost of revenues	40,908	35.8	31,456	38.1	118,215	36.9	98,374	38.8

Gross profit	73,259	64.2	51,131	61.9	202,029	63.1	154,993	61.2

Operating expenses:
Engineering and development	21,540	18.9	17,451	21.1	59,352	18.5	51,142	20.2
Selling and marketing	10,955	9.6	8,927	10.8	33,008	10.3	28,147	11.1
General and administrative	3,530	3.1	3,974	4.8	10,375	3.3	12,282	4.9

Total operating expenses	36,025	31.6	30,352	36.7	102,735	32.1	91,571	36.2

Operating income	$37,234	32.6%	$20,779	25.2%	$99,294	31.0%	$63,422	25.0%

Net Revenues

      Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended December 29, 2002 increased $31.6 million, or 38.2%, from the three months ended December 30, 2001, to $114.2 million. The increase was the result of a $24.5 million increase in sales of Fibre Channel products and a $7.1 million increase in sales of SCSI and other products.

      Net revenues in the nine months ended December 29, 2002 increased $66.9 million, or 26.4%, from the nine months ended December 30, 2001, to $320.2 million. The increase was the result of a $56.7 million increase in sales of Fibre Channel products and a $10.2 million increase in sales of SCSI and other products.

      Export revenues (primarily to the Pacific Rim countries) in the three months ended December 29, 2002 increased $21.8 million, or 54%, from the three months ended December 30, 2001, to $62.3 million, primarily due to increased sales to our peripheral chip customers in Japan. As a percentage of net revenues, export revenues accounted for 55% in the three months ended December 29, 2002 and 49% in the three months ended December 30, 2001.

      Export revenues in the nine months ended December 29, 2002 increased $44.3 million, or 35%, from the nine months ended December 30, 2001, to $169.9 million. As a percentage of net revenues, export revenues accounted for 53% in the nine months ended December 29, 2002 and 50% in the nine months ended December 30, 2001. Export revenues are denominated in U.S. dollars.

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

Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of raw materials (including silicon chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in the three months ended December 29, 2002 was 64.2%, an increase from 61.9% in the three months ended December 30, 2001. The increase in gross profit percentage was due primarily to sales of higher margin Fibre Channel-based products, as well as manufacturing efficiencies realized from the increase in production.

      The gross profit percentage in the nine months ended December 29, 2002 was 63.1%, an increase from 61.2% in the nine months ended December 30, 2001. The percentage increase resulted primarily from sales of higher margin Fibre Channel-based products.

      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon chips, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues may be irregular or unpredictable. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historic trends and it may decline in future quarters.

Operating Expenses

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related material, occupancy costs and related computer support costs. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. We expect the dollar amount of engineering and development expenses will continue to increase in the future.

      During the three months ended December 29, 2002, engineering and development expenses increased $4.1 million to $21.5 million from $17.5 million in the three months ended December 30, 2001. The increase in expenses was largely due to increased levels of development efforts for Fibre Channel and SCSI product design, as well as enclosure management product design. As a percentage of net revenues, engineering and development expenses decreased to 18.9% in the three months ended December 29, 2002 from 21.1% in the comparable prior year period. The decrease as a percentage of net revenues was due to an increase in net revenues during the three months ended December 29, 2002.

      During the nine months ended December 29, 2002, engineering and development expenses increased $8.2 million to $59.4 million from $51.1 million in the nine months ended December 30, 2001. As a percentage of net revenues this amounted to 18.5% in the nine months ended December 29, 2002, compared to 20.2% in the nine months ended December 30, 2001. The increase in dollars was due to our continued investments in new product development, while the decrease as a percentage of net revenues was primarily the result of management of our new product development expenses.

      Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. We believe continued investments of these types of expenses are critical to the success of our strategy of expanding relationships with our customers. As a result, we expect selling and marketing expenses will increase in the future.

      During the three months ended December 29, 2002, selling and marketing expenses increased $2.0 million to $11.0 million from $8.9 million in the three months ended December 30, 2001. As a percentage of net revenues, selling and marketing expenses decreased to 9.6% in the three months ended December 29, 2002 from 10.8% in the similar prior year period. The increase in expenses was due to our decision to expand our sales efforts in the original equipment manufacturer (OEM) and distribution channel sales areas.

      During the nine months ended December 29, 2002, selling and marketing expenses increased $4.9 million from the comparable period in the prior fiscal year. As a percentage of net revenues, selling and marketing expenses amounted to 10.3% in the nine months ended December 29, 2002 compared to 11.1% in the prior year period. The increase in selling and marketing expenses is a result of an increase in commissions paid on net revenues combined with our decision to expand our sales efforts in the distribution channel sales area.

      General and Administrative. General and administrative expenses consist primarily of salaries and personnel-related costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-personnel related costs consist of recruiting fees, professional services and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we incur additional costs relating to the growth of our business.

      During the three months ended December 29, 2002, general and administrative expenses decreased $0.4 million to $3.5 million from $4.0 million in the three months ended December 30, 2001. The decrease in expenses was primarily because we discontinued goodwill amortization in connection with our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

      During the nine months ended December 29, 2002, general and administrative expenses decreased $1.9 million to $10.4 million from $12.3 million in the nine months ended December 30, 2001. As a percentage of net revenues, this amounted to 3.3% in the nine months ended December 29, 2002 and 4.9% in the nine months ended December 30, 2001. In the nine months ended December 29, 2002, general and administrative expenses decreased in both dollars and as a percentage of net revenues primarily because we discontinued goodwill amortization and we completed the amortization of certain acquisition-related assets.

Non-Operating Income

      Interest and other income, net of interest expense, was $5.4 million in the three months ended December 29, 2002, compared to $4.7 million in the three months ended December 30, 2001. The increase was largely due to increases in interest income related to increases in cash equivalents and investment balances partially offset by lower interest rates.

      In the nine months ended December 29, 2002, interest and other income, net of interest expense, was $12.2 million and $14.4 million in the nine months ended December 30, 2001. The decrease in interest and other income in the nine months ended December 29, 2002 was largely due to the write-down of two equity investments aggregating $4.0 million and lower interest rates experienced during the period. These decreases were partially offset by increases in interest income related to increases in cash equivalents and investment balances.

Income Tax Provision

      Our effective tax rate was 34% in the nine months ended December 29, 2002 and 33% in the nine months ended December 30, 2001. The increase in tax rate was due primarily to an increase in income before income taxes, which reduced the impact of tax benefits derived from research and foreign income tax credits.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $615.6 million at December 29, 2002, compared to $492.5 million at March 31, 2002. The increase was primarily attributable to positive cash flow from operations during the nine months ended December 29, 2002.

      Our primary sources of liquidity are cash and cash equivalents, short-term investments and cash expected to be generated from operations. During the nine months ended December 29, 2002, working capital increased $107.8 million to $643.4 million at December 29, 2002. The increase in working capital during the nine months ended December 29, 2002 was largely attributable to cash flow from operations.

      Our cash flow provided by operations was $122.8 million in the nine months ended December 29, 2002 and $103.3 million in the nine months ended December 30, 2001. The growth in cash provided by operations was primarily due to increases in net income. Additionally, in the nine months ended December 29, 2002, cash flow from operations included increases in income taxes payable and accrued compensation, and was partially offset by an increase in accounts receivable.

      Our cash flow used in investing activities was $77.1 million in the nine months ended December 29, 2002 compared to $101.9 million in the nine months ended December 30, 2001. The decrease in cash used in investing activities for the nine months ended December 29, 2002 was primarily due to a reduction in the net purchases of short-term investments. Additionally, capital expenditures were $11.5 million in the nine months ended December 29, 2002 and $8.9 million in the nine months ended December 30, 2001. The increase in capital expenditures was due to our purchases of equipment, facilities and information technology in support of the growth of our business.

      Our cash flow provided by financing activities was $8.6 million in the nine months ended December 29, 2002 compared to $7.2 million in the nine months ended December 30, 2001. The increase in cash provided by financing activities in the nine months ended December 29, 2002 was primarily due to an increase in proceeds from the issuance of stock under our employee stock plans.

      We have certain obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. At December 29, 2002, we had non-cancelable purchase orders of approximately $21 million, which are all due within one year. Future commitments under operating leases aggregate approximately $10 million over the next five fiscal years.

      We believe that existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months.

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

      Revenue recognition. We sell our products domestically and internationally primarily through OEM and distribution channel customers including distributors, system integrators and value-added resellers who sell directly to end-users. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

      We recognize revenue from product sales upon shipment except for sales to distributor customers, most of which have limited contractual rights of return. Revenue from sales to distributors with right of return privileges is recognized when these distributors ship our products to their customers based on data we receive from such distributors. Reserves for uncollectible accounts and allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectible accounts and product returns based on our historical experience and expectations regarding account collectibility and future returns related to products shipped. Royalty and product development revenue is recognized when earned and when receipt is assured.

      For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.

      Our products are generally covered by a warranty of between one and five years. We accrue a warranty reserve for the estimated costs to provide warranty services, which is based on historical experience and other currently available information. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

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

      Accounting for Investments. We classify our investments in marketable securities as “available for sale”, based on the criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized upon the sale of our marketable securities in our statements of operations. We have established investment policy guidelines that we use to manage the financial institutions that have custody of our funds. Based on our guidelines, our investments generally consist of U.S. government, state and local and corporate debt obligations, with maturities ranging from one to sixty months. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. The fair market value of our investments in marketable securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Additionally, the amount of interest income that we earn on our investments may be adversely affected by changes in interest rates.

New Accounting Standards

      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. We adopted SFAS 142 on April 1, 2002. The adoption of SFAS 142 resulted in a decrease of goodwill amortization of $0.3 million in the three months ended December 29, 2002 from the three months ended December 30, 2001, and a decrease of $0.9 million in the nine months ended December 29, 2002 from the nine months ended December 30, 2001.

      In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

      In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus mandates how goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for. EITF 00-21 is effective for transactions entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a significant impact on our results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We will commence footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning in our first quarter of fiscal 2004 ending June 29, 2003. As management has decided not to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Certain information in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact. When used in this report the words “shall,” “should,” “forecast,” “all of,” “projected,” “believes,” “anticipates,” “expects,” and similar expressions are intended to identify these forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, elsewhere in this report or from time to time described in our other filings with the Securities and Exchange Commission.

Our stock price may be volatile which could affect the value of your investment.

      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2002 through February 1, 2003, the market price has ranged from a low of $19.66 per share to a high of $57.10 per share. Several factors could impact our stock price including, but not limited to:

•	announcements concerning QLogic, our competitors or customers;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	conditions in the semiconductor industry;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	overall market conditions for high technology equities; and

•	general economic conditions, including terrorist activities or military actions.

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

      We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current profitability in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiations of rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	level of inventory our customers require us to maintain in our field warehouses;

•	the time, availability and sale of new products;

•	changes in the mix of products having differing gross margins;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development and other operating expenses;

•	revenue adjustments related to product returns;

•	adoption of new accounting pronouncements or changes in our policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	a downturn in the global economy that impacts information technology spending.

      Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products and our competitors’ products. Although we do not maintain our own silicon chip manufacturing facility, portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses would magnify the effect on net income of such shortfall in net revenues. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely effected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

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

      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. A significant portion of our revenues is generated from Fibre Channel technology. Our competitors are developing alternative technologies that may compete with the market acceptance of our Fibre Channel products, such as iSCSI, Infiniband, Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (SATA). If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. Some of these customers are based in the Pacific Rim region, which is subject to economic and political uncertainties. In addition, our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could materially adversely effect our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our original equipment manufacturer customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition and results of operations.

Competition within our product markets is intense and includes numerous established competitors.

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec Inc. and LSI Logic Corporation in the SCSI sector of the I/O market. In the Fibre Channel host bus adapter sector of the I/O market, we compete primarily with LSI Logic Corporation, Emulex Corporation, JNI Corporation and Adaptec Inc. In the Fibre Channel host controller chip sector of the market, we compete primarily with Agilent Technologies and LSI Logic Corporation. In the switch products sector, we compete with Brocade Communications, Cisco Systems Inc., McData Corporation and several smaller companies. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large original equipment manufacturer customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

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

Our distributors may not adequately distribute our products, which could negatively affect our operations.

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

We depend on our relationships with silicon chip suppliers and other subcontractors, and a loss of any of these relationships may lead to unpredictable consequences which may harm our results of operations if alternative supply sources are not available.

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

      Historically, there have been periods when there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We are continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries have in the past taken, and could in the future take, longer than anticipated. New supply sources may not be able or willing to satisfy our silicon chip requirements on a timely basis or at acceptable quality or unit prices.

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

      Terrorist attacks have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States, Europe and the Pacific Rim, and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

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

      A significant number of our customers and suppliers are located in Pacific Rim countries. Historically, the Asian markets have suffered from economic uncertainty. This uncertainty has taken place especially in countries that have had a collapse in both their currency and stock markets. These economic pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with excess industrial production capacity, could lead to widespread financial difficulty among the companies in this region. Our export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

We may need to enter into agreements to guarantee we have production capacity which may require us to seek additional financing and result in dilution to our stockholders.

      The semiconductor industry has, in the past, experienced shortages of available foundry capacity. Accordingly, in order to secure an adequate supply of silicon chips, we may consider various possible supply agreements. These agreements include the use of “take or pay” contracts, making equity investments in, or advances to, silicon chip manufacturing companies in exchange for guaranteed production capacity, or the formation of joint ventures to own and operate or construct foundries or to develop certain products. Any of these arrangements would involve financial risk to us and could require us to commit a substantial amount of our funds or provide technology licenses in return for guaranteed production capacity. The need to commit our own funds may require us to seek additional equity or debt financing. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. This kind of additional financing, if necessary, may not be available on terms acceptable to us or at all.

We may engage in mergers, acquisitions and strategic investments and these activities may adversely affect our results of operations and stock price.

      We anticipate that our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with ours. Mergers and acquisitions involve numerous risks, including:

•	uncertainties in identifying and pursuing target companies;

•	difficulties in the assimilation of the operations, technologies and products of the acquired companies;

•	the diversion of management’s attention from other business concerns;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	the potential loss of current customers or retention of the acquired company’s customers; and

•	the potential loss of key employees of the acquired company.

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/ impairment charges related to intangible assets, all of which could materially adversely affect our results of operations.

      We have made, and plan to continue to make, investments in technology companies, including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. In addition, if we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced. For example, in the nine months ended December 29, 2002, we recorded a $4.0 million impairment of these equity investments.

Our business could be materially adversely affected as a result of the risks associated with strategic alliances.

      We have alliances with leading information technology companies and we plan to continue our strategy of developing key alliances in order to expand our reach into emerging markets. There can be no assurance that we will be successful in our ongoing strategic alliances or that we will be able to find further suitable business relationships as we develop new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations or financial condition.

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

      We have experienced a period of rapid growth and expansion in the past. This rapid growth and expansion has placed, and continues to place, a significant strain on our resources. Unless we manage this growth effectively, we may encounter challenges in executing our business such as sales forecasting, material planning, inventory management or financial reporting, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we test most of our products prior to shipment. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

If we are unable to attract and retain key personnel, we may not be able to sustain or grow our business.

      Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. We also must identify and hire additional personnel. If we lose the services of key personnel, our business would be adversely affected. We believe that the market for key personnel in the industries in which we compete is highly competitive. In particular, periodically we have experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipate that competition for such personnel will increase in the future. We may not be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future or to manage our business, both in the United States and abroad.

Our proprietary rights may be inadequately protected and infringement claims or adverse judgments could harm our competitive position.

      Although we have patent protection on certain aspects of our technology in some jurisdictions, we rely primarily on trade secrets, copyrights and contractual provisions to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. There also can be no assurance that any patents we possess will not be invalidated, circumvented or challenged. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. If we fail to protect our intellectual property rights, our business would be negatively impacted.

      Intellectual property claims have been made against us in the past, and patent or other intellectual property infringement claims could be made against us in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

Our charter document and shareholder rights plan may discourage companies from acquiring us and offering our stockholders a premium for their stock.

      Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock without any vote or future action by the stockholders. Pursuant to this authority, in June 1996 our board of directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-hundredth of a share of preferred stock for each outstanding share of our common stock. After adjustment for each of the three two-for-one stock splits effected by us to date, our common stock now carries one-eighth of the preferred stock purchase right per share. The shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

      We maintain an investment portfolio of various holdings, types and maturities. In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our credit exposure to any one issuer or type of investment. We do not use derivative financial instruments.

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 29, 2002, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of three years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of December 29, 2002, unrealized gains of $5.2 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports On Form 8-K

      (a) Exhibits

Exhibit No.		Item Caption

2.1		Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2		Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(10)
3.1		Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2		EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3		Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4		By-Laws of QLogic Corporation.(2)
3.5		Amendments to By-Laws of QLogic Corporation.(3)
3.6		Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7		Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)
3.8		Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)
4.1		Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2		Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3		Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(9)
10	.1.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.*(12)
10	.2.2	QLogic Corporation Stock Awards Plan, as amended.*(12)
10.3		Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4		Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5		Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6		Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7		Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8		Form of QLogic Corporation Savings Plan.*(2)
10.9		Form of QLogic Corporation Savings Plan Trust.*(2)
10.11		Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13		Industrial Lease Agreement between the Registrant, as lessee, and AEW/ Parker South, LLC, as lessor.(6)
10.15		Form QLogic Corporation 1998 Employee Stock Purchase Plan.*(7)
21.3		Subsidiaries of the Registrant.(13)

Exhibit No.	Item Caption

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(1)	Previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/ A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(9)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/ A dated June 1, 2000, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8 on September 25, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on October 24, 2002 with respect to the announcement of a stock repurchase program, reported under Item 5.

      The Registrant filed a Current Report on Form 8-K on October 24, 2002 with respect to the announcement of the resignation of Mr. Kenneth Hendrickson from his position on the Board of Directors of QLogic Corporation, reported under Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

H.K. Desai
Chairman, Chief Executive Officer and President

By:	/s/ FRANK A. CALDERONI

Frank A. Calderoni
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 12, 2003

Certifications

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934,

as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

H.K. Desai
Chief Executive Officer

Date: February 12, 2003

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934,

as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Frank A. Calderoni
Chief Financial Officer

Date: February 12, 2003

EXHIBIT INDEX

Exhibit No.		Item Caption

2.1		Distribution Agreement dated as of January 24, 1994 among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California Corporation and QLogic Corporation.(2)
2.2		Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated.(10)
3.1		Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992.(2)
3.2		EMD Incorporation Agreement, dated as of January 1, 1993.(2)
3.3		Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.4		By-Laws of QLogic Corporation.(2)
3.5		Amendments to By-Laws of QLogic Corporation.(3)
3.6		Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993.(2)
3.7		Certificate of Amendment of Certificate of Incorporation, dated February 15, 1999.(7)
3.8		Certificate of Amendment of Certificate of Incorporation, dated January 5, 2000.(8)
4.1		Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust Company of California, which includes as Exhibit B thereto the form of Rights Certificate.(4)
4.2		Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust Company of California.(5)
4.3		Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust Company of California.(9)
10	.1.2	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.*(12)
10	.2.2	QLogic Corporation Stock Awards Plan, as amended.*(12)
10.3		Form of Tax Sharing Agreement among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.4		Administrative Services Agreement, dated as of February 21, 1993, among Emulex Corporation, a California corporation, Emulex Corporation, a Delaware corporation and QLogic Corporation.(2)
10.5		Employee Benefits Allocation Agreement, dated as of January 24, 1994, among Emulex Corporation, a Delaware corporation, Emulex Corporation, a California corporation, and QLogic Corporation.(2)
10.6		Form of Assignment, Assumption and Consent Re: Lease among Emulex Corporation, a California corporation, QLogic Corporation and C.J. Segerstrom & Sons, a general partnership.(2)
10.7		Intellectual Property Assignment and Licensing Agreement, dated as of January 24, 1994, between Emulex Corporation, a California Corporation, and QLogic Corporation.(2)
10.8		Form of QLogic Corporation Savings Plan.*(2)
10.9		Form of QLogic Corporation Savings Plan Trust.*(2)
10.11		Form of Indemnification Agreement between QLogic Corporation and Directors.(3)
10.13		Industrial Lease Agreement between the Registrant, as lessee, and AEW/ Parker South, LLC, as lessor.(6)
10.15		Form QLogic Corporation 1998 Employee Stock Purchase Plan. *(7)
21.3		Subsidiaries of the Registrant.(13)
99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.
99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(1)	Previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 3, 1994 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 on January 28, 1994, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A on June 19, 1996, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 8-A/ A on November 25, 1997, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999, and incorporated herein by reference.

(9)	Previously filed as and exhibit to Registrant’s Registration Statement on Form 8-A/ A dated June 1, 2000, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 on June 22, 2000, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8 on September 25, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.