Form 10-K
period 2003-03-30
QLOGIC CORP
filed 2003-06-18
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2003

Commission File No. 0-23298

QLogic Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0537669 (I.R.S. Employer Identification No.)
26650 Aliso Viejo Parkway Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

(949) 389-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
Series A Junior Participating Preferred Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,831,002,985 (based on the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market on September 29, 2002).

      As of May 30, 2003, 94,173,323 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be held on August 26, 2003, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Item 1.     Business

Introduction

      QLogic Corporation was organized as a Delaware corporation in 1992. Our principal executive offices are located at 26650 Aliso Viejo Parkway, Aliso Viejo, California 92656, and our telephone number at that location is (949) 389-6000. Our Internet address is www.qlogic.com. Our periodic and current reports, together with any amendments to these reports, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

      In August 2000, we merged with Ancor Communications, Incorporated in a pooling-of-interests transaction. Unless the context indicates otherwise, “we,” “our,” “us” and the “Company” each refer to the Registrant and its subsidiaries.

      All references to years refer to our fiscal years ended March 30, 2003, March 31, 2002 and April 1, 2001, as applicable, unless the calendar years are specified. All references to share and per share data have been restated to reflect our stock splits.

Overview

      We design and develop storage networking infrastructure components sold to original equipment manufacturers, or OEMs, resellers and system integrators. With a vision of a storage area network in every business, we produce the controller chips, management enclosure chips, host bus adapters, or HBAs, fabric switches and management software that provide the connectivity infrastructure for storage networks of every size. We serve customers with solutions based on various storage area network, or SAN, technologies including Small Computer Systems Interface, or SCSI, Internet SCSI, or iSCSI, and Fibre Channel.

Customers, Markets and Applications

Our products are sold directly to OEMs and through our authorized distributors and resellers. Our customers rely on our SAN infrastructure technology to deliver storage solutions to information technology professionals in virtually every business sector.

Our technology is found primarily in server, workstation, storage subsystem and hard disk drive solutions targeted at:

•	Storage-intensive enterprise applications such as data warehousing, data mining and online transaction processing;

•	Media-rich file types such as film/video, broadcast, medical imaging and computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering and local area network-free, or LAN-free, high-speed backup.

Our products are incorporated in a large number of solutions from OEM customers, including Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Fujitsu Limited, Hitachi, Ltd., Hewlett-Packard Company, International Business Machines Corporation, Quantum Corporation, Storage Technology Corporation, Sun Microsystems, Inc. and many others. For information regarding our major customers and their impact on our revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Alliance Relationships

To ensure interoperability within the SAN, we work closely with independent hardware vendors and software vendors, as well as developers and integrators who create, test, and evaluate complementary storage networking products. We have key alliance relationships with Cisco Systems, Inc., Microsoft Corporation, VERITAS Software Corporation, Computer Associates International, Inc., Legato Systems, Inc. and McData Corporation.

Storage Industry

      In late 2000, the University of California, Berkeley published a report entitled “How Much Information?” in which it measured how much digital information is generated in the world each year. The report concluded the world was generating over 1.6 million terabytes (1 terabyte equals roughly 1 million books) of magnetically recorded information per year and that this volume is doubling every year. The ability to access, share and, most importantly, manage this amount of information represents a large market opportunity.

      In the mid-1980s, the need to distribute information quickly and efficiently drove client access from a “mainframe direct connect” environment to a LAN environment. More recently, the need to access growing volumes of information by large numbers of homogeneous and heterogeneous computing platforms has led to a rapid adoption of storage area networking environments. As indicated in the University of California, Berkeley study, the explosive expansion of the Internet and the growing use of digital information servers act as catalysts for the ever increasing storage requirements and drive the need to network storage for accessibility, maintainability and simplicity of management.

      IBM first introduced storage area networking in the early 1990s with the Enterprise System Connection, or ESCON. While this was an effective solution for IBM mainframe environments, it did nothing for the rapidly expanding open systems environment. Fibre Channel, which was introduced in 1994, promised superior connectivity, distance and access benefits over ESCON in a standard protocol.

      Initially deployed in a loop environment and used primarily for its tremendous bandwidth advantages over existing SCSI solutions, Fibre Channel gradually moved into networked environments. At first, deployments used hubs to connect networked servers and storage subsystems. Subsequently, switches replaced hubs and now represent the vast majority of deployments.

      As was the case in the adoption of LANs, software was necessary for the successful adoption of storage area networking. The ability to consolidate multiple computing environments and share connectivity of previously dedicated storage offered significant cost advantages. The only remaining issue was managing such a sophisticated environment. SANs followed much the same adoption path as LANs, with storage manufacturers, OEMs and third parties all developing and delivering SAN management solutions. Today, there are many SAN management solutions available, from relatively basic solutions for small environments to extensive software packages capable of managing thousands of SAN nodes.

      During 2002, SANs continued to be the fastest growing method for connecting external Redundant Array of Independent Disks, or RAID, storage, reaching 30% of the market according to Gartner/ Dataquest’s August 2002 Disk Storage Systems World Wide Forecast. In addition, Gartner/ Dataquest forecasts that SANs will account for over 56% of all externally attached RAID storage subsystems by 2006. This report also indicated that Fibre Channel is expected to be the dominant technology employed for SAN connectivity throughout the forecast period.

      During the past year, iSCSI has emerged as a new SAN technology, which allows standard SCSI commands to be transported over standard Ethernet infrastructure. This technology provides an excellent entry point for small and medium-sized businesses to incorporate the benefits of SANs. By utilizing an Ethernet infrastructure that already exists in almost every business environment, small and medium-sized businesses can implement SANs without needing to train new people on the transport infrastructure.

Our SAN Solutions

      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Down” technology), baseboard management solutions and Fibre Channel HBAs. Connecting servers to storage, we provide the network infrastructure with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for RAID storage systems. These include Fibre Channel host port connections and RAID controller to Fibre Channel and SCSI disk drive port connections. In addition, we are the leading, independent designer, developer and supplier of enterprise disk drive controllers.

      One of our key strategies has been to provide our customers with solutions that simplify their product design requirements. Complete storage networking solutions that are pre-tested and easy to install significantly reduce the critical implementation and time-to-market effort for OEMs. Today, our SAN infrastructure components are found in solutions from most major server and storage OEMs worldwide.

Product Overview

      We design and supply storage network infrastructure components and software for the world’s largest server and storage subsystem manufacturers that ultimately are used by small to medium-sized enterprises, and companies that have large information technology environments. Our products are currently based on Fibre Channel, SCSI and iSCSI standards, and we expect that future products may also be based on technology standards such as Serial Attached SCSI.

      Our products include our SANbladeTM HBAs, SANboxTM Fibre Channel Switches and SANsurfer Management SuiteTM HBA and Switch management software. Our Fibre Channel HBAs support SCSI protocol, Internet Protocol, or IP, Virtual Interface, or VI, and FICON protocol. In addition, we design and supply controller chips used in hard drives and tape drives as well as enclosure management and baseboard management chip solutions that monitor the health of the physical environment within a server or storage enclosure.

SAN Infrastructure Products

Host Bus Adapters

Our SANblade HBA family consists of board-level solutions based on Fibre Channel, SCSI and iSCSI standards. Our SANblade products are engineered around a standard, common software driver interface so developers can migrate between topologies with minimal investment and bring new technology products to market quickly. For both direct connect and SAN connected environments, we produce a broad line of HBAs and SANblade ManagerTM as part of our SANsurfer Management Suite software.

SANblade 2300 Series

The SANblade 2300 Series comprise PCI-X, CompactPCI, or cPCI, and SBus 2 gigabit (Gb) Fibre Channel HBAs. Targeted specifically for SANs and server clustering environments, the 2300 Series is optimized for peak performance and scalability. Our 2Gb/sec HBAs support a wide range of operating system environments and provide reliable, high-performance connectivity for the world’s leading server and storage subsystem platforms.

SANblade 2200 Series

The SANblade 2200 Series 1Gb Fibre Channel HBAs are designed for performance in the SAN environment. The 2200 Series provides all the benefits of Fibre Channel technology in a highly integrated cost-effective package. With PCI, cPCI, and SBus models, the high-performance 2200 Series supports multiple SAN-enabled features, such as F-port fabric login, full duplex, Fibre Channel-tape, VI and IP protocol, creating a powerful SAN connectivity solution.

iSCSI Adapters

SANblade iSCSI HBAs extend our award-winning line of SCSI and Fibre Channel connectivity products to enable Gigabit Ethernet-based SANs. Utilizing the familiar application programming interfaces and extensive firmware/driver code base of our Fibre Channel products, SANblade iSCSI HBAs allow SAN architects to build a reliable, secure and cost-effective IP storage infrastructure.

PCI-SCSI Host Bus Adapters

Designed for maximum performance in real world applications, our PCI-SCSI host bus adapter family enables a powerful combination of speed and host-central-processing unit independence, making our SCSI products among the most scalable solutions on the market.

Fibre Channel Switches

We develop and market Fibre Channel switches and SAN management software. Our SANbox switches provide a high performance and flexible solution for networking storage. Our solutions include 8-port and 16-port fabric switches along with a modular fabric switch containing 8 to 64 ports. The SANbox product line meets the needs of small to medium-sized businesses and the challenging requirements in the global enterprise information technology environment. Deployed in single or multi-stage “fabrics” of almost any size, these products are essential to the creation of resilient, intelligent SANs. Linking multiple host and storage resources,

SANbox products create the connectivity framework that allows users to share and efficiently access stored data.

SANbox2TM Fibre Channel Switches

Our SANbox2 series of 2Gb/1Gb Fibre Channel switches ensure complete investment protection for current and future SAN infrastructures. The products provide a new 2Gb standard of performance, reliability and simplicity for SANs. We believe the SANbox2 series of switches, which include 8 and 16 ports or a modular fabric switch with from 8 to 64 ports, provide low latency, scalability and easy to manage solutions for the SAN market. Built on advanced technology from the original SANbox series, SANbox2 adds enhanced functionality that meets or exceeds mission-critical requirements.

Software

SANsurfer Management Suite

SANsurfer Management Suite is included with all of our SANblade HBAs and SANbox2 switches. Through its SANblade Manager and SANbox Manager, the software provides everything needed to configure and manage a SAN fabric, all from a single intelligent interface. With easy-to-follow installation instructions and incorporating all the necessary drivers and firmware, SANsurfer Management Suite is capable of handling any aspect of SANbox2 and SANblade management, providing accurate detection of device failures, diagnostic tools to help managers troubleshoot, and statistical tools to measure metrics. SANsurfer Management Suite can also be launched from multi-vendor SAN management software packages from VERITAS®, Computer Associates®, BMC Software®, Tivoli®, McData Corporation and others. We work with industry-leading SAN software providers to ensure that our products interoperate with their software.

     Silicon Chips

ISP Controller Chips

Our PCI/PCI-X Fibre Channel controllers are highly integrated, cost effective solutions. Interoperability is key in our unique single-chip design and ultra-scalable architecture, making our Fibre Channel products easy to implement and transition to next generation products.

Peripheral Controllers

Our Peripheral Controllers provide the flexibility and performance required for applications in hard drives, tape drives, scanners and other peripheral products.

Management Controllers

Our Management Controller products monitor and control the physical environment in servers and storage enclosures. These products detect the presence or absence of functional disk drives, power supplies and monitor the temperature within the enclosure, and then pass the information back to a system for display and/or programmed action.

Sales and Marketing

      We market and distribute our products through OEMs, system integrators, value-added resellers, or VARs, and our direct sales organization supported by field sales and systems engineering personnel. In addition, we utilize a network of independent manufacturers’ representatives and regional and international distributors.

      In North America and in certain international markets, we maintain both a direct sales force to serve our large OEM customers and multiple outside representatives that are focused on medium-sized and emerging accounts. National distributors carrying our products serve the VAR market.

      We maintain a focused business development and outbound marketing organization to assist, train, equip and augment the sales organizations of our major OEM customers and their respective reseller organizations and partners.

      We market and sell our products throughout the world. Internationally, we leverage an extensive network of OEM and global channel distributors to focus on the OEM and VAR markets. We maintain direct sales and technical relationships with our major OEM customers in each of the international markets we address. For information regarding revenue from independent customers by geographic area, see Note 12 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

      We believe that it is important to work closely with our large peripheral and computer system manufacturers during their design cycles. We support these customers with extensive applications and system design support and services, as well as training classes and seminars conducted both in the field and from our offices in Aliso Viejo, California, Eden Prairie, Minnesota, Roseville, California and Austin, Texas. We also maintain customer support and service through technical support call centers and web-based or Internet communications.

      For our OEM customers, our sales efforts are focused on establishing and developing long-term relationships. The sales cycle typically begins with one of our product designs being selected as a component in a potential customer’s computer system or data storage peripheral. Once we secure this design win with a given customer, the time to product shipment can range between six and eighteen months. After winning a design opportunity, we work closely with the customer to integrate our components or product with the customer’s current and next generation products or platforms.

      We actively participate within industry organizations relating to the development and acceptance of industry standards. We also collaborate with alliance and industry peer companies in respective markets through co-marketing activities, collateral development, joint training, road tours and cooperative testing and certifications. To ensure and promote multi-vendor interoperation, we maintain extensive interoperability certification programs and testing laboratories.

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

      We are engaged in the design and development of integrated circuits for Fibre Channel switches, switch components, SCSI I/O controllers and Fibre Channel HBAs. We also design and develop SCSI and Fibre Channel hard disk controllers and management controller semiconductors used in storage peripherals and server enclosures and circuit boards.

      We continue to invest heavily in research and development and expand our capabilities to address the emerging technologies in the rapid evolution of the storage networking industry. During fiscal 2003, 2002 and 2001, we incurred engineering and development expenses of $81.3 million, $69.7 million and $56.3 million, respectively.

      As of March 30, 2003, we had approximately 400 employees engaged in the development of new products and the improvement of existing products, including engineers, technicians and support personnel.

Backlog

      Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Because industry practice allows customers to cancel or change orders with limited advance notice, we believe that backlog at any particular date is not a reliable indicator of our future revenue levels.

Competition

      The markets for SAN infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards.

      Due to the broad array of components required in the SAN infrastructure, we compete with several companies. In the Fibre Channel HBA market, our primary competitors are Emulex Corporation, LSI Logic Corporation and JNI Corporation. In the SCSI sector of the I/ O market, we compete primarily with Adaptec, Inc. and LSI Logic Corporation. Our switch products compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc. and McData Corporation.

      There are two markets in the Fibre Channel semiconductor controller business. The first market is associated with server and storage controller interfaces. In this market our primary competitors are Agilent Technologies, Inc. and LSI Logic Corporation. The second market relates to controllers for enterprise disk drives. We currently believe we have no direct competitors in this market, except vertically integrated hard disk drive manufacturers.

      Finally, our enclosure and baseboard management semiconductor controllers compete primarily with Vitesse Semiconductor Corporation and manufacturers of vertically integrated solutions.

Manufacturing

      We subcontract the manufacturing of our semiconductor chips and HBA boards and switches to independent foundries and subcontractors, which allows us to avoid the high costs of owning, operating and constantly upgrading a wafer fabrication facility and assembly factory. As a result, we focus our resources on product design and development, quality assurance, sales and marketing and customer support. Prior to the sale of our semiconductors, switches and HBA products, final tests are performed on these products, including tests required under our ISO 9001 Certification. We also provide fabrication process reliability tests and conduct failure analysis to confirm the integrity of our quality assurance procedures.

      Our semiconductors are currently manufactured by a number of domestic and offshore foundries. Our major semiconductor suppliers are LSI Logic Corporation and Samsung Semiconductor, Inc. Most of our products are manufactured using 0.18 or 0.25 micron process technology.

      We depend on our foundries to allocate a portion of their foundry capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term agreements with any of our foundries; we purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing foundries, and intend to qualify new foundries, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current foundry relationships or obtain additional capacity.

      We currently purchase our semiconductor products from our foundries either in finished form or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form, and to assemble our switches and HBA products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. For our HBA products, we outsource the material procurement and assembly in a turnkey model. Following the assembly of our semiconductor and HBA products, we further test and inspect the products prior to shipment to our customers. For our switch products, we subcontract the material procurement, management, assembly and test processes to a subcontractor.

      Most component parts used in our HBA products are standard off-the-shelf items, which are, or can be, dual-sourced. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each HBA and chip product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

      Although we have several patents issued and many additional patent applications pending in the United States, Canada, Europe and Asia, we rely primarily on our trade secrets, trademarks and copyrights to protect our intellectual property. We attempt to protect our proprietary information through confidentiality agreements and contractual provisions with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all.

      While our ability to compete may be affected by our ability to protect our intellectual property, we believe our technical expertise and ability to introduce new products on a timely basis at competitive prices will be more important in maintaining our competitive position than protection of our intellectual property.

      We have received notices of claimed infringement of intellectual property rights in the past. In addition, we are currently engaged in litigation with parties who claim we have infringed on their intellectual property rights. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to defend such claims, develop non-infringing technology or to obtain licenses to the technology which is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

Employees

      We had approximately 740 employees as of March 30, 2003. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Item 2.	Properties

      Our principal product development, operations, sales and corporate offices are currently located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We purchased the Aliso Viejo facility in March 2000 and the facility is held without encumbrance. Additionally, we have leased design centers in Eden Prairie, Minnesota, Roseville, California and Austin, Texas comprising approximately 50,000 square feet, 16,000 square feet and 16,000 square feet, respectively.

Item 3.	Legal Proceedings

      In January 2003, Raytheon Company filed suit in the United States District Court for the Eastern District of Texas, alleging that we, along with seven other defendants, infringe a Raytheon patent directed to a mass data storage system. The suit seeks injunctive relief and damages in an unspecified amount. We filed an answer to the complaint in March 2003 and a trial is currently scheduled to begin in May 2004. The suit is in its very early stages and discovery has commenced. We dispute the plaintiff’s claims and intend to defend this lawsuit vigorously.

      In February 2003, Vixel Corporation filed suit in the United States District Court for the District of Delaware alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. These additional patents are directed to substantially the same technology as the original Vixel patent. The suit seeks injunctive relief and damages in an unspecified amount. We filed an answer to the complaint in March 2003 denying all allegations. The suit is in its very early stages and discovery has commenced. We dispute the plaintiff’s claims and intend to defend this lawsuit vigorously.

      Various lawsuits, claims and proceedings have been or may be instituted against us, including the matters discussed above. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to us. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on our financial condition or results of operations. Based on our evaluation of matters which are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of fiscal 2003 to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Principal Market and Prices

      Shares of our common stock are traded and quoted on The NASDAQ National Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent years as reported on The NASDAQ National Market.

	Sales Prices

Fiscal 2002	High	Low

First Quarter	$66.16	$17.81
Second Quarter	65.67	17.21
Third Quarter	56.99	17.30
Fourth Quarter	57.10	35.97

Fiscal 2003	High	Low

First Quarter	$52.95	$34.68
Second Quarter	44.80	26.07
Third Quarter	45.39	19.66
Fourth Quarter	43.68	32.13

Number of Common Stockholders

      The approximate number of record holders of our common stock was 684 as of May 30, 2003.

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

Recent Sales of Unregistered Securities

      In January 2003, in connection with our prior acquisition of Little Mountain Group, Inc. (LMG), we issued approximately 109,000 shares of common stock to the former shareholders of LMG. These shares were issued in connection with the achievement of certain future performance milestones that were specified at the date of the acquisition. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended

	March 30,	March 31,	April 1,	April 2,	March 28,
	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$440,809	$344,189	$357,542	$216,093	$121,575
Cost of revenues	159,370	133,005	128,739	70,982	49,034

Gross profit	281,439	211,184	228,803	145,111	72,541

Operating expenses:
Engineering and development	81,253	69,684	56,315	47,451	29,809
Selling and marketing	44,312	38,323	36,482	22,623	15,248
General and administrative	14,011	16,673	14,828	11,202	8,803
Merger and related expenses	—	—	22,947	—	—

Total operating expenses	139,576	124,680	130,572	81,276	53,860

Operating income	141,863	86,504	98,231	63,835	18,681
Interest and other income	17,356	19,036	18,706	9,181	5,759

Income before income taxes	159,219	105,540	116,937	73,016	24,440
Income taxes	55,746	34,814	48,168	24,701	8,310

Net income	103,473	70,726	68,769	48,315	16,130
Accretion on convertible preferred stock	—	—	—	12	762

Net income attributable to common stockholders	$103,473	$70,726	$68,769	$48,303	$15,368

Net income per share:
Basic	$1.11	$0.76	$0.76	$0.56	$0.20

Diluted	$1.09	$0.74	$0.72	$0.52	$0.18

Balance Sheet Data
Cash and cash equivalents and marketable securities	$643,197	$492,546	$355,483	$244,449	$137,994
Working capital	681,496	535,612	442,702	257,127	118,790
Total assets	817,419	670,015	571,497	394,969	203,479
Total stockholders’ equity	750,735	618,983	523,702	359,325	175,710

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

      The following table sets forth the results of operations and percentage of net revenues in our consolidated statements of income:

	Fiscal Year Ended

	March 30, 2003		March 31, 2002		April 1, 2001

	(Dollars in millions)
Net revenues	$440.8	100.0%	$344.2	100.0%	$357.5	100.0%
Cost of revenues	159.4	36.2	133.0	38.7	128.7	36.0

Gross profit	281.4	63.8	211.2	61.3	228.8	64.0

Operating expenses:
Engineering and development	81.3	18.4	69.7	20.2	56.3	15.8
Selling and marketing	44.3	10.1	38.3	11.1	36.5	10.2
General and administrative	14.0	3.2	16.7	4.9	14.8	4.1
Merger and related expenses	—	—	—	—	22.9	6.4

Total operating expenses	139.6	31.7	124.7	36.2	130.5	36.5

Operating income	141.8	32.2	86.5	25.1	98.3	27.5
Interest and other income	17.4	3.9	19.0	5.0	18.7	5.3

Income before income taxes	159.2	36.1	105.5	30.7	117.0	32.7
Income taxes	55.7	12.6	34.8	10.1	48.2	13.5

Net income	$103.5	23.5%	$70.7	20.5%	$68.8	19.2%

Net Revenues

      Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in fiscal 2003 of $440.8 million increased $96.6 million, or 28%, from fiscal 2002. The increase was the result of a $83.3 million increase in sales of Fibre Channel products and a $15.0 million increase in sales of SCSI products, partially offset by a $1.7 million decrease in IDE-based royalties which had ceased during fiscal 2002.

      Net revenues in fiscal 2002 of $344.2 million decreased $13.4 million, or 4%, from fiscal 2001. The decrease was the result of a $49.6 million decrease in sales of SCSI products and a $3.2 million decrease in IDE-based royalties, partially offset by a $39.5 million increase in sales of Fibre Channel products.

      Export revenues (primarily to Pacific Rim countries) in fiscal 2003 of $238.7 million increased $75.3 million, or 46%, from fiscal 2002, primarily due to increased sales to our peripheral chip customers in Japan. Export revenues in fiscal 2002 of $163.4 million decreased $35.5 million, or 18%, from fiscal 2001, primarily due to a decline in sales to customers in Japan. As a percentage of net revenues, export revenues accounted for 54% in fiscal 2003, 47% in fiscal 2002 and 56% in fiscal 2001. Export revenues are denominated in U.S. dollars.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our three largest customers accounted for 46% of net revenues in fiscal 2003, 41% in fiscal 2002 and 56% in fiscal 2001. These significant customers included (i) Fujitsu, which accounted for 18%, 17% and 29% of net revenues in fiscal 2003, 2002 and 2001, respectively; (ii) Sun Microsystems, which accounted for 17%, 16% and 18% of net revenues in fiscal 2003, 2002 and 2001, respectively; and (iii) Hitachi, which accounted for 11%, 8% and 9% of net revenues in fiscal 2003, 2002 and 2001.

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

Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of raw materials (including silicon chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in fiscal 2003 was 63.8%, an increase from 61.3% in fiscal 2002. The increase in gross profit percentage was due primarily to increased sales of higher margin Fibre Channel-based products, as well as manufacturing efficiencies realized from the increase in production.

      The gross profit percentage in fiscal 2002 was 61.3%, a decrease from 64.0% in fiscal 2001. The decline in the gross profit percentage in fiscal 2002 was due to a reduction in the contribution of license fees and a decrease in margins on sales of earlier generation SCSI products.

      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as supply costs and, in particular, the cost of silicon chips, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues have been irregular or unpredictable. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

Operating Expenses

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related material, occupancy costs and related computer support costs. Engineering and development expenses in fiscal 2003 of $81.3 million increased $11.6 million, or 17%, from fiscal 2002. The increase in engineering and development expenses for fiscal 2003 primarily reflects an increase in our headcount and personnel-related costs associated with our expanded development efforts in support of existing and future technologies and the accelerated launch of new products. We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. As a result, we expect that the dollar amount of engineering and development expenses will continue to increase in the future.

      Engineering and development expenses in fiscal 2002 of $69.7 million increased $13.4 million, or 24%, from fiscal 2001. The increase in engineering and development expenses in fiscal 2002 was largely due to increased personnel and related costs in support of the design and engineering of Fibre Channel and SCSI products.

      Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. Selling and marketing expenses in fiscal 2003 of $44.3 million increased $6.0 million, or 16%, from fiscal 2002. The increase in selling and marketing expenses for fiscal 2003 primarily reflects an increase in sales commissions earned by independent sales representatives as a result of the significant increase in our net revenues, an increase in the headcount and related personnel costs associated with the expansion of our sales and marketing groups, and an increase in the costs associated with promotional and marketing-related programs. We believe continued investments in our selling and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      Selling and marketing expenses in fiscal 2002 of $38.3 million increased $1.8 million, or 5%, from fiscal 2001. The increase in selling and marketing expenses in fiscal 2002 primarily reflects an increase in personnel-related costs to more completely serve our customers.

      General and Administrative. General and administrative expenses consist primarily of salaries and personnel-related costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-personnel related costs consist of recruiting fees, professional services and corporate expenses. General and administrative expenses in fiscal 2003 of $14.0 million decreased $2.7 million, or 16%, from fiscal 2002. The decrease in general and administrative expenses for fiscal 2003 resulted principally from a reduction in amortization expense associated with certain intangible assets and a lower provision for uncollectible accounts receivable, partially offset by increases in headcount and personnel-related expenses. The reduction in the amortization expense in fiscal 2003 includes $1.1 million associated with certain intangible assets that were fully amortized in fiscal 2002, and the elimination of $1.1 million of goodwill amortization in connection with our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2002. The provision for uncollectible accounts receivable of $(0.6) million for fiscal 2003 resulted from accounts receivable collections more favorable than previously estimated; in fiscal 2002 the provision for uncollectible accounts receivable was $1.1 million. Excluding the effect of the reduction of the amortization expense and the provision for uncollectible accounts, our general and administrative expenses for fiscal 2003 increased by $1.2 million. In connection with the growth of our business, we would expect general and administrative expenses to increase in the future.

      General and administrative expenses in fiscal 2002 of $16.7 million increased $1.8 million, or 12%, from fiscal 2001. The increase in general and administrative expenses was primarily due to increased depreciation costs related to improved business systems and insurance costs.

      Merger and Related Expenses. Merger and related expenses in fiscal 2001 consisted primarily of direct and incremental transaction costs, such as fees for investment bankers, attorneys, accountants, and other related fees and expenses. Merger and related costs of approximately $22.9 million were incurred in connection with the merger with Ancor Communications, Incorporated.

Non-Operating Income

      Interest and other income for fiscal 2003 of $17.4 million is comprised principally of interest income and investment gains related to our portfolio of marketable securities, partially offset by write-downs of non-marketable investments. The $1.6 million decline in interest and other income in fiscal 2003 from the prior year was due to a $4.0 million write-down of non-marketable investments and declining interest rates on our portfolio of marketable securities, partially offset by increased earnings on investments associated with larger investment balances and realized gains on sales of marketable securities. During fiscal 2003, the carrying values of certain non-marketable investments were written down to their estimated fair value of zero. These investments consisted of equity interests in early stage technology companies which we had accounted for under the cost method. We estimated the fair value of these investments based on available financial and other information, including the then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

      Interest and other income for fiscal 2002 of $19.0 million increased from $18.7 million primarily due to larger investment balances, partially offset by lower interest rates.

Income Taxes

      Our effective tax rate was 35% in fiscal 2003, 33% in fiscal 2002 and 41% in fiscal 2001. The increase in the tax rate in fiscal 2003 from the prior year was due primarily to an increase in income before income taxes, without a corresponding increase in tax benefits associated with research activities and export sales. The elevated tax rate in fiscal 2001 was due to nondeductible costs incurred in conjunction with the merger with Ancor Communications, Incorporated. We expect our effective income tax rate will continue to increase during fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Our combined balances of cash and cash equivalents and short-term investments have increased to $643.2 million at March 30, 2003 compared to $492.5 million at March 31, 2002. The increase was attributable to positive cash flow from operations, primarily net income, during the fiscal 2003.

      Our primary sources of liquidity are our existing cash and cash equivalent balances, available-for-sale marketable securities, and cash expected to be generated from operations. During fiscal 2003, our working capital increased $145.9 million to $681.5 million at March 30, 2003. The increase in working capital during fiscal 2003 was principally attributable to our cash flow from operations.

      Cash provided by operating activities was $155.3 million for fiscal 2003, $149.2 million for fiscal 2002 and $98.1 million for fiscal 2001. Fiscal 2003 operating cash flows reflect our net income of $103.5 million, $36.7 million of non-cash charges (depreciation and amortization, deferred income taxes and other), and a net decrease in the non-cash components of our working capital of $15.1 million. The fiscal 2003 changes in non-cash components of working capital include a $10.6 million increase in income taxes payable, an $11.1 million increase in accrued compensation and other liabilities, and a $5.4 million decrease in inventories due to an improvement in our inventory turnover during fiscal 2003. These working capital changes were partially offset by a $10.8 million increase in accounts receivable resulting from the increase in sales and a $1.2 million increase in prepaid expenses and other assets.

      Cash used in investing activities of $102.3 million for fiscal 2003 includes net purchases of marketable securities of $84.9 million and additions to property and equipment of $15.7 million. In fiscal 2002, cash used in investing activities of $210.1 million principally consisted of net purchases of marketable securities of $190.7 million and additions to property and equipment of $14.5 million.

      Cash provided by financing activities of $8.6 million for fiscal 2003 consisted of $11.6 million of proceeds from the issuance of common stock under our stock plans, partially offset by our purchase of $3.0 million of treasury stock. In fiscal 2002, cash provided by financing activities of $8.8 million resulted from the proceeds from the issuance of common stock under stock plans.

      We have certain obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. At March 30, 2003, we had non-cancelable purchase orders of approximately $33.0 million, which are all due within one year. Future commitments under operating leases as of March 30, 2003 totaled $12.4 million, which included $5.0 million due in fiscal 2004; $5.0 million due in fiscal 2005; and an aggregate of $2.4 million due in fiscal years 2006-2007.

      We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on several other assumptions that we believe to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition; and

•	inventory valuation.

      Revenue recognition. We sell our products domestically and internationally primarily through OEM and distribution channel customers including distributors, system integrators and value-added resellers. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

      We recognize revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on subsequent resale of the our products. However, certain of our sales are made to distributors under agreements allowing for a limited right to return unsold product. We recognize revenue from these distributors when the product is sold by the distributor to a third party. Royalty and service revenue is recognized when earned and receipt is assured.

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

RECENT ACCOUNTING STANDARDS

      In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus mandates how goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for. EITF 00-21 is effective for transactions entered into in fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a significant impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Certain information in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact. When used in this report the words “shall,” “should,” “forecast,” “all of,” “projected,” “believes,” “anticipates,” “expects,” and similar expressions are intended to identify these forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this report or from time to time described in our other filings with the Securities and Exchange Commission.

Our stock price may be volatile which could affect the value of your investment.

      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2002 through May 30, 2003, the market price has ranged from a low of $19.66 per share to a high of $57.10 per share. Several factors could impact our stock price including, but not limited to:

•	announcements concerning us, our competitors or our customers;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	conditions in the semiconductor industry;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic conditions, including terrorist activities or military actions.

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

      We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current profitability or gross margins in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiations of rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	level of inventory our customers require us to maintain in our field warehouses;

•	developing higher performance application specific integrated circuits, or ASICs, that create chip level solutions that replace selected board level solutions at significantly lower average selling prices;

•	the time, availability and sale of new products;

•	changes in the mix and/or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development and other operating expenses;

•	adjustments related to product returns;

•	adoption of new accounting pronouncements or changes in our policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	a downturn in the global economy that impacts information technology spending.

      Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products and our competitors’ products. Although we do not maintain our own silicon chip manufacturing facility, portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses would magnify the effect on gross profit and net income of such shortfall in net revenues. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely affected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

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

      A significant number of our products are used in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations’ computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

•	educate potential OEM customers, distributors, resellers, system integrators, storage service providers and end-user organizations about the benefits of SANs;

•	maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators and storage system providers;

•	predict and base our products on standards which ultimately become industry standards; and

•	achieve interoperability between our products and other SAN components from diverse vendors.

Our financial condition will be materially harmed if we do not maintain and gain market or industry acceptance of our products.

      The markets in which we compete involve rapidly changing technology, evolving industry standards and continuing improvements in products and services. Our future success depends, in part, on our ability to:

•	enhance our current products and develop and introduce in a timely manner new products that keep pace with technological developments and industry standards;

•	compete effectively on the basis of price and performance; and

•	adequately address OEM customer and end-user customer requirements and achieve market acceptance.

      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. A significant portion of our revenues is generated from Fibre Channel technology. Our competitors are developing alternative technologies that may compete with the market acceptance of our Fibre Channel products, such as iSCSI, Infiniband™, Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (sATA). If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. During fiscal 2003, we had three customers who each accounted for more than 10% of our net revenues and aggregated 46% of our total net revenues. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers would have a material adverse effect on our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to merge with one of our competitors.

      Additionally, some of these customers are based in the Pacific Rim region, which is subject to economic and political uncertainties. Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could materially adversely affect our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition and results of operations.

Competition within our product markets is intense and includes numerous established competitors.

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec, Inc. and LSI Logic Corporation in the SCSI sector of the input/output, or I/ O, market. In the Fibre Channel host bus adapter sector of the I/ O market, we compete primarily with Emulex Corporation, LSI Logic Corporation and JNI Corporation. In the Fibre Channel host controller chip sector of the market, we compete primarily with Agilent Technologies, Inc. and LSI Logic Corporation. In the switch products sector, we compete primarily with Brocade Communications

Systems, Inc., Cisco Systems, Inc. and McData Corporation. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

      We will need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful, or may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of SAN products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop and introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

Our distributors may not adequately distribute our products and their reseller customers may purchase products from our competitors, which could negatively affect our operations.

      Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. In addition, if we decrease our distributor-incentive programs, our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability to their customers.

      As a result of the aforementioned factors regarding our distributors or other unrelated factors, the reseller customers of our distributors could decide to purchase products developed and manufactured by our competitors. Any loss of demand for our products by VARs and system integrators could have a material adverse effect on our business or operating results.

We depend on our relationships with silicon chip suppliers and other subcontractors, and a loss of any of these relationships may lead to unpredictable consequences that may harm our results of operations if alternative supply sources are not available.

      We currently rely on multiple foundries to manufacture our semiconductor products either in finished form or wafer form. We generally conduct business with our foundries through written purchase orders as opposed to long-term supply contracts. Therefore, these foundries are generally not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If a foundry terminates its relationship with us or if our supply from a foundry is otherwise interrupted, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. As a result, we may not be able to meet customer demands, which could harm our business.

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

      Our products are complex and may contain undetected software or hardware errors when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products. We have from time to time found errors in existing, new or enhanced products. The occurrence of hardware or software errors could adversely affect the sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

The migration of our customers toward new products may result in fluctuations of our operating results.

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demands. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business and financial results. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand, as well as possible product and software defects. If any of these factors were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

Terrorist activities and resulting military actions could adversely affect our business.

      Terrorist attacks have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States, Europe and the Pacific Rim, and the military action and heightened security measures in response to such threat, may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

Because we depend on foreign customers and suppliers, we are subject to international economic, regulatory, political and other risks that could harm our financial condition and result of operations.

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

      A significant number of our customers and suppliers are located in Pacific Rim countries. Historically, the Asian markets have suffered from economic uncertainty. This uncertainty has taken place especially in countries that have had a collapse in both their currency and stock markets. These economic pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with excess industrial production capacity, could lead to widespread financial difficulty among the companies in this region. Our export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. In addition, because we have customers and suppliers located in Asia, the outbreak of Severe Acute Respiratory Syndrome (SARS) could have an adverse impact on our business. If there is a significant spread of SARS beyond Asia, other aspects of our business could be negatively impacted. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

We may need to enter into agreements to guarantee we have production capacity, which may require us to seek additional financing and result in dilution to our stockholders.

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

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/ impairment charges related to intangible assets, all of which could materially adversely affect our financial position or results of operations.

      We have made, and plan to continue to make, investments in technology companies, including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could have a materially adverse effect on our financial position and results of operations.

Our business could be materially adversely affected as a result of the risks associated with strategic alliances.

      We have alliances with leading information technology companies and we plan to continue our strategy of developing key alliances in order to expand our reach into emerging markets. There can be no assurance that we will be successful in our ongoing strategic alliances or that we will be able to find further suitable business relationships as we develop new products and strategies. Any failure to continue or expand such relationships could have a material adverse effect on our business, financial condition or results of operations.

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

      We have experienced a period of rapid growth and expansion in the past. This rapid growth and expansion has placed, and continues to place, a significant strain on our resources. Unless we manage this growth effectively, we may encounter challenges in executing our business, such as sales forecasting, material planning and inventory management, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we test most of our products prior to shipment. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

Our proprietary rights may be inadequately protected and current and future infringement claims or adverse judgments could harm our competitive position.

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

      We have received notices of claimed infringement of intellectual property rights in the past. In addition, we are currently engaged in litigation with parties who claim we have infringed on their intellectual property rights. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us with respect to existing and future products. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

Our charter document and shareholder rights plan may discourage companies from acquiring us and offering our stockholders a premium for their stock.

      Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock without any vote or future action by the stockholders. Pursuant to this authority, in June 1996, our board of directors adopted a shareholder rights plan and declared a dividend of a right to purchase preferred stock for each outstanding share of our common stock. After adjustment for stock splits, our common stock now carries one-eighth of a preferred stock purchase right per share. The shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      We maintain a marketable securities investment portfolio of various holdings, types and maturities. In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our credit exposure to any one issuer or type of investment. We do not use derivative financial instruments.

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2003, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of March 30, 2003, unrealized gains of $4.3 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

QLogic Corporation:

      We have audited the consolidated financial statements of QLogic Corporation and subsidiaries as listed in Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 30, 2003 and March 31, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets as of April 1, 2002.

/s/ KPMG LLP

Orange County, California

April 29, 2003

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
March 30, 2003 and March 31, 2002

	2003	2002

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$137,810	$76,124
Short-term investments	505,387	416,422
Accounts receivable, less allowance for doubtful accounts of $2,830 and $3,429 as of March 30, 2003 and March 31, 2002, respectively	49,694	38,360
Inventories	19,365	24,758
Deferred income taxes	31,914	27,635
Prepaid expenses and other current assets	4,010	3,345

Total current assets	748,180	586,644
Property and equipment, net	59,813	60,293
Other assets	9,426	23,078

	$817,419	$670,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,301	$15,025
Accrued compensation	21,997	15,142
Income taxes payable	19,201	8,595
Other accrued liabilities	10,185	12,270

Total current liabilities	66,684	51,032

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 93,945,000 and 93,029,000 shares issued at March 30, 2003 and March 31, 2002, respectively	94	93
Additional paid-in capital	442,594	417,343
Retained earnings	308,453	204,980
Accumulated other comprehensive income	4,346	245
Treasury stock, at cost: 91,000 shares at March 30, 2003	(2,978)	—
Deferred stock-based compensation	(1,774)	(3,678)

Total stockholders’ equity	750,735	618,983

	$817,419	$670,015

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 30, 2003, March 31, 2002 and April 1, 2001

	2003	2002	2001

	(In thousands, except per
	share amounts)
Gross revenues	$444,037	$349,690	$362,781
Stock-based sales discounts	3,228	5,501	5,239

Net revenues	440,809	344,189	357,542
Cost of revenues	159,370	133,005	128,739

Gross profit	281,439	211,184	228,803

Operating expenses:
Engineering and development	81,253	69,684	56,315
Selling and marketing	44,312	38,323	36,482
General and administrative	14,011	16,673	14,828
Merger and related expenses	—	—	22,947

Total operating expenses	139,576	124,680	130,572

Operating income	141,863	86,504	98,231
Interest and other income	17,356	19,036	18,706

Income before income taxes	159,219	105,540	116,937
Income taxes	55,746	34,814	48,168

Net income	$103,473	$70,726	$68,769

Net income per share:
Basic	$1.11	$0.76	$0.76

Diluted	$1.09	$0.74	$0.72

Number of shares used in per share computations:
Basic	93,469	92,645	91,073

Diluted	95,354	95,126	95,139

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 30, 2003, March 31, 2002 and April 1, 2001

	Common Stock				Accumulated
			Additional		Other		Deferred	Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stock-Based	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Stock	Compensation	Equity

	(In thousands)
Balance at April 2, 2000.	89,715	$90	$293,992	$65,485	$(242)	$—	$—	$359,325
Net income	—	—	—	68,769	—	—	—	68,769
Change in unrealized gains on investments	—	—	—	—	1,966	—	—	1,966

Comprehensive income								70,735
Issuance of common stock under stock plans (including tax benefit of $52,742)	2,586	2	82,749	—	—	—	—	82,751
Common stock issued related to business acquisition	23	—	11,403	—	—	—	(5,891)	5,512
Warrants issued in connection with product sales	—	—	5,239	—	—	—	—	5,239
Amortization of deferred stock-based compensation	—	—	—	—	—	—	140	140

Balance at April 1, 2001.	92,324	92	393,383	134,254	1,724	—	(5,751)	523,702
Net income	—	—	—	70,726	—	—	—	70,726
Change in unrealized gains on investments	—	—	—	—	(1,479)	—	—	(1,479)

Comprehensive income								69,247
Issuance of common stock under stock plans (including tax benefit of $7,512)	664	1	16,277	—	—	—	—	16,278
Common stock issued related to business acquisition	41	—	2,182	—	—	—	—	2,182
Warrants issued in connection with product sales	—	—	5,501	—	—	—	—	5,501
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,073	2,073

Balance at March 31, 2002.	93,029	93	417,343	204,980	245	—	(3,678)	618,983
Net income	—	—	—	103,473	—	—	—	103,473
Change in unrealized gains on investments	—	—	—	—	4,101	—	—	4,101

Comprehensive income								107,574
Issuance of common stock under stock plans (including tax benefit of $6,037)	807	1	17,659	—	—	—	—	17,660
Common stock issued related to business acquisition	109	—	4,364	—	—	—	—	4,364
Purchase of treasury stock	(91)	—	—	—	—	(2,978)	—	(2,978)
Warrants issued in connection with product sales	—	—	3,228	—	—	—	—	3,228
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,904	1,904

Balance at March 30, 2003	93,854	$94	$442,594	$308,453	$4,346	$(2,978)	$(1,774)	$750,735

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 30, 2003, March 31, 2002 and April 1, 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$103,473	$70,726	$68,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,706	12,967	10,666
Stock-based sales discounts	3,228	5,501	5,239
Tax benefit from issuance of stock under stock plans	6,037	7,512	52,742
Deferred income taxes	5,937	9,338	(5,829)
Provision for losses on accounts receivable	(550)	1,125	1,392
Loss on disposal of property and equipment	1,478	254	449
Write-down of non-marketable investments	4,000	—	—
Amortization of deferred stock-based compensation	1,904	2,073	140
Write-off of acquired in-process technology	—	699	554
Changes in assets and liabilities:
Accounts receivable	(10,784)	14,103	(27,491)
Inventories	5,393	21,752	(21,418)
Prepaid expenses and other current assets	(665)	(987)	(642)
Other assets	(564)	(2,520)	1,389
Accounts payable	276	(2,992)	10,059
Accrued compensation	6,855	(271)	4,322
Income taxes payable	10,606	2,300	6,088
Other liabilities	3,974	7,606	(8,289)

Net cash provided by operating activities	155,304	149,186	98,140

Cash flows from investing activities:
Purchases of marketable securities	(858,202)	(404,751)	(236,726)
Sales and maturities of marketable securities	773,338	214,059	169,041
Additions to property and equipment	(15,704)	(14,486)	(16,705)
Acquisition of business, net of cash acquired	(1,695)	(1,923)	(2,346)
Purchase of non-marketable investments	—	(3,000)	—

Net cash used in investing activities	(102,263)	(210,101)	(86,736)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	11,623	8,766	30,009
Purchase of treasury stock	(2,978)	—	—
Principal payments on other non-current liabilities	—	—	(29)

Net cash provided by financing activities	8,645	8,766	29,980

Net increase (decrease) in cash and cash equivalents	61,686	(52,149)	41,384
Cash and cash equivalents at beginning of year	76,124	128,273	86,889

Cash and cash equivalents at end of year	$137,810	$76,124	$128,273

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$–	$17	$60

Income taxes	$35,370	$14,993	$2,318

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with business acquisition	$4,364	$2,182	$2,010

Stock option plan assumed in acquisition	$—	$—	$5,891

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business and Summary of Significant Accounting Policies

General Business Information

      QLogic Corporation (QLogic or the Company) designs and supplies semiconductor and board level input/output (I/ O) products, full fabric switches, and enclosure management semiconductors. The Company’s I/ O products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives and redundant array of independent disks subsystems, or RAID subsystems. The Company markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers’ representatives and regional and international distributors. The Company’s primary original equipment manufacturer (OEM) customers are major domestic and international suppliers and manufacturers of servers, workstations and data storage peripherals.

Principles of Consolidation and Financial Reporting Period

      The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2003, 2002 and 2001 each comprised fifty-two weeks and ended on March 30, 2003, March 31, 2002 and April 1, 2001, respectively.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

      The Company recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The customer’s obligation to pay, and the payment terms, are set at the time of shipment and are not dependent on subsequent resale of the Company’s product. However, certain of the Company’s sales are made to distributors under agreements allowing for a limited right to return unsold product. The Company recognizes revenue from these distributors when the product is sold by the distributor to a third party. Royalty and service revenue is recognized when earned and receipt is assured.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that includes the enactment date. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income per Share

      The Company computes basic net income per share based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed based on the weighted-average number of common and dilutive potential common shares outstanding using the treasury stock method during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares in computing diluted net income per share.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments in marketable securities and trade accounts receivable. The Company invests its marketable securities primarily in municipal bonds, corporate bonds and government securities, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

      The Company sells its products to OEMs and distributors throughout the world. The Company’s three largest customers, all large OEM’s, comprised 38% of total accounts receivable at March 30, 2003 and 30% at March 31, 2002. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Marketable Securities and Investments

      The Company’s marketable securities are invested primarily in debt securities, including municipal bonds, corporate bonds and government securities. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based on quoted market prices. The Company’s available-for-sale marketable securities are included in short-term investments in the accompanying consolidated balance sheets. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains or losses and other than temporary declines in fair value are determined on a specific identification basis and reported in other income and expense as incurred. Realized gains and losses on marketable securities are included in interest and other income in the accompanying consolidated statements of income and aggregated $4.2 million and $0.8 million in fiscal year 2003 and 2002, respectively, and were insignificant in fiscal 2001.

      Non-marketable investments, where the Company is unable to exercise significant influence over the investee, are accounted for under the cost method. Such investments are included in other assets in the accompanying consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

      During fiscal 2003, the Company recorded charges of $4.0 million to write down the carrying value of certain non-marketable investments to their estimated fair value of zero. These investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies and determined that the decline in the fair value of these investments was other than temporary.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 39.5 years for buildings, seven to fifteen years for building and land improvements, and two to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

Goodwill

      On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.

      The following table presents the impact of SFAS 142 on net income and net income per share had SFAS 142 been in effect for fiscal years 2002 and 2001:

	2003	2002	2001

	(In thousands, except
	per share amounts)
Net income, as reported	$103,473	$70,726	$68,769
Amortization of goodwill	—	1,109	82

Net income, as adjusted	$103,473	$71,835	$68,851

Net income per share:
Basic, as reported	$1.11	$0.76	$0.76
Diluted, as reported	$1.09	$0.74	$0.72
Basic, as adjusted	$1.11	$0.78	$0.76
Diluted, as adjusted	$1.09	$0.76	$0.72

      The adjusted net income and related per share amounts do not reflect an adjustment for the income tax effect related to the amortization of goodwill, since no income tax benefit was recorded in connection with the goodwill amortization included in the Company’s consolidated financial statements.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

      Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

      The Company’s products typically carry a warranty for periods of one to five years. The Company records a liability for product warranty obligations at the time of sale based on historical warranty experience.

Comprehensive Income

      Comprehensive income includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income consists of unrealized gains on the available-for-sale securities, net of income taxes.

Stock-Based Compensation

      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS 148 as of March 30, 2003 and continues to follow APB 25 for stock-based employee compensation.

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	2003	2002	2001

	(In thousands, except
	per share amounts)
Net income, as reported	$103,473	$70,726	$68,769
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,237	1,369	93
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(37,613)	(29,961)	(24,035)

Pro forma net income	$67,097	$42,134	$44,827

Net income per share:
Basic, as reported	$1.11	$0.76	$0.76
Diluted, as reported	$1.09	$0.74	$0.72
Basic, pro forma	$0.72	$0.45	$0.49
Diluted, pro forma	$0.70	$0.44	$0.47

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	2003	2002	2001

Weighted-average fair value of options granted	$21.13	$37.15	$61.10
Expected volatility	74%	106%	99 – 137%
Risk-free interest rate	2.5%	5.4%	4.9 – 5.9%
Expected life (years)	4.0	5.0	5.0
Dividend yield	—	—	—

      The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of the Company’s options.

Recent Accounting Standards

      In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus mandates how goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for. EITF 00-21 is effective for transactions entered into in fiscal periods beginning after June 15, 2003. Management does not believe the adoption of EITF 00-21 will have a significant impact on the Company’s results of operations.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	Business Combinations

Little Mountain Group, Inc.

      On January 23, 2001, the Company acquired the outstanding common stock of Little Mountain Group, Inc. (LMG), for cash, stock and additional consideration related to performance milestones which could aggregate up to $30 million over a four-year period. LMG is a designer of iSCSI silicon and board level products to enable an ethernet Storage Area Network. The Company accounted for the transaction as a purchase. Accordingly, the excess purchase price paid over the fair value of the LMG net assets acquired of $7.1 million was recorded as goodwill. This goodwill was being amortized over five years until the adoption of SFAS 142 in fiscal 2003. Pro forma information regarding the acquisition is not included as the results of operations of LMG were not material. The structure of the acquisition includes payments of stock based on performance milestones to be achieved over the next four fiscal years. These payments will be charged to engineering and development expense as the performance milestones are achieved. During fiscal 2003 and 2002, the Company issued approximately 109,000 and 41,000 shares of common stock in connection with the achievement of the performance milestones. The fair value of the shares issued in fiscal 2003 and 2002 was $4.4 million and $2.2 million, respectively.

      At March 30, 2003, a performance payment to the former shareholders of LMG of $1.2 million was included in other accrued liabilities in the accompanying consolidated balance sheets.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ancor Communications, Incorporated

      On August 1, 2000, the Company completed its merger with Ancor Communications, Incorporated (Ancor). Ancor was a leading provider of Fibre Channel switches. In connection with the merger, the Company issued 15.5 million shares of its common stock in exchange for all shares of Ancor’s common stock and reserved 1.7 million shares of its common stock for issuance upon exercise of outstanding Ancor employee stock options and other rights assumed by the Company. The merger was accounted for as a pooling of interests. Accordingly, the Company’s consolidated financial statements have been restated to include the pooled operations of Ancor as if it had combined with the Company since Ancor’s inception. Included in net revenues for the year ended April 1, 2001 was $9.4 million from Ancor, recognized prior to the closing of the merger on August 1, 2000. Included in net income for the year ended April 1, 2001 were losses totaling $3.8 million from Ancor, incurred prior to August 1, 2000. There were no transactions between the Company and Ancor prior to the consummation of the merger.

      In connection with the merger with Ancor, the Company recorded $22.9 million in charges for direct and other merger-related costs, including fees of investment bankers, attorneys, accountants and other direct and incremental costs.

     Adaptive RAID Technology

      On January 10, 2000, the Company acquired certain intellectual property (AdaptiveRAID® technology) from Borg Adaptive Technologies, Inc., a wholly owned subsidiary of nStor Corporation. The AdaptiveRAID® technology, which was expected to provide next generation embedded RAID storage solutions for the Intel Architecture workstation market, was purchased for $7.5 million in cash. At the time of the acquisition, the AdaptiveRAID® technology was in the development stage with no completed commercially viable storage solution products and thus the entire purchase price was written off to acquired in-process technology. On February 26, 2001, the technology was sold to YottaYotta, Inc. in exchange for a $7.5 million note receivable. The note is immediately payable upon completion of YottaYotta, Inc.’s qualified financing, or at the note’s maturity in January 2004. Due to the uncertainty regarding collection of the note, the Company will record the ultimate gain from the sale of this technology upon the collection of the note receivable from YottaYotta, Inc.

     Silicon Design Resources, Inc.

      On August 20, 1998, the Company acquired the net assets of Silicon Design Resources, Inc. (SDR) for $2 million in cash. In addition, the Company was obligated to pay up to an additional $8 million in cash provided that certain performance targets were achieved through fiscal year 2002. These payments were accounted for as additional purchase price and allocated to the intangible assets acquired, specifically the in-process technology and the completed technology.

      At March 31, 2002 and April 1, 2001, a performance payment to the former shareholders of SDR of $1.7 million and $1.2 million, respectively, was included in other accrued liabilities in the accompanying consolidated balance sheets. These payments were allocated to the intangible assets acquired in fiscal 2002 and 2001: $1.1 million and $0.8 million, respectively, were written-off as acquired in-process technology and $0.6 million and $0.4 million, respectively, were capitalized as completed technology.

Note 3.	Net Income per Share

      Basic net income per share is based on the weighted-average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted-average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computations of basic and diluted net income per share:

	2003	2002	2001

	(In thousands, except
	per share amounts)
Net income	$103,473	$70,726	$68,769

Shares:
Weighted-average shares outstanding — basic	93,469	92,645	91,073
Dilutive potential common shares, using treasury stock method	1,885	2,481	4,066

Weighted-average shares outstanding — diluted	95,354	95,126	95,139

Net income per share:
Basic	$1.11	$0.76	$0.76

Diluted	$1.09	$0.74	$0.72

      Options to purchase 6,879,000, 4,089,000 and 717,000 shares of common stock were outstanding as of March 30, 2003, March 31, 2002 and April 1, 2001, respectively, but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

Note 4.     Marketable Securities

      As of March 30, 2003, unrealized gains of $4.3 million (net of related income taxes of $2.4 million) are included in accumulated other comprehensive income. The Company’s portfolio of available-for-sale securities consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
March 30, 2003
Municipal bonds	$18,960	$212	$—	$19,172
Corporate bonds	107,967	2,808	(95)	110,680
U.S. Government securities	399,220	3,778	(166)	402,832
Other debt securities	111,943	180	—	112,123

Total available-for-sale securities	638,090	6,978	(261)	644,807
Less amounts classified as cash equivalents	139,420	—	—	139,420

	$498,670	$6,978	$(261)	$505,387

March 30, 2002
Municipal bonds	$59,892	$541	$(26)	$60,407
Corporate bonds	108,648	1,231	(723)	109,156
U.S. Government securities	237,624	783	(1,439)	236,968
Other debt securities	86,577	162	(111)	86,628

Total available for sale securities	492,741	2,717	(2,299)	493,159
Less amounts classified as cash equivalents	76,737	—	—	76,737

	$416,004	$2,717	$(2,299)	$416,422

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of debt securities as of March 30, 2003, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Due in one year or less	$209,004	$209,669
Due after one year through three years	354,728	359,328
Due after three years through five years	74,358	75,810

	$638,090	$644,807

Note 5.	Inventories

      Components of inventories are as follows:

	2003	2002

	(In thousands)
Raw materials	$9,368	$18,271
Work in process	1,519	2,571
Finished goods	8,478	3,916

	$19,365	$24,758

Note 6.	Property and Equipment

      Components of property and equipment are as follows:

	2003	2002

	(In thousands)
Land	$11,663	$11,663
Building and improvements	22,402	22,038
Product and test equipment	60,310	55,326
Furniture and fixtures	3,840	4,366
Semiconductor tooling	6,589	5,751

	104,804	99,144
Less accumulated depreciation and amortization	44,991	38,851

	$59,813	$60,293

Note 7.	Stockholders’ Equity

     Capital Stock

      The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. The preferred stock, of which no shares have been issued, includes 200,000 shares designated as Series A Junior Participating Preferred Stock (Series A Preferred Stock). As of March 30, 2003 and March 31, 2002, the Company had 93.9 million and 93.0 million shares of common stock issued, respectively. At March 30, 2003, 18.5 million shares of common stock were reserved for the exercise of issued and unissued common stock options, 2.0 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan, and 0.4 million shares were reserved for the exercise of issued common stock warrants.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Treasury Stock

      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. During fiscal 2003, the Company purchased 91,000 shares of treasury stock totaling $3.0 million.

     Shareholder Rights Plan

      On June 4, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan (the Rights Plan) pursuant to which it declared a dividend distribution of preferred stock purchase rights (a Right) upon all of the outstanding shares of the common stock.

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

      The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the Distribution Date).

      The Rights held by an Acquiring Person or its affiliates are not exercisable. All shares of common stock that will be issued prior to the Distribution Date will include such Rights. The Rights will expire at the close of business on June 4, 2006 (the Scheduled Expiration Date), unless prior thereto the Distribution Date occurs, or unless the Scheduled Expiration Date is extended.

      Pursuant to the Rights Plan, as amended to date, each Right entitles the registered holder, on and after the Distribution Date and until redemption of all Rights, to purchase from the Company 1/100th of one whole share (a Unit) of the Company’s Series A Preferred Stock. The purchase price is $425.00 per Unit. In the event of certain acquisitions involving the Acquiring Person, directly or indirectly, the holder of each Right will be entitled to purchase for $425.00 certain shares or assets of the Company or an Acquiring Person that have a market value of $850.00 at such time.

      The Company has 200,000 whole shares of Series A Preferred Stock authorized (40,000,000 Units authorized), of which no shares or Units are issued or outstanding at March 30, 2003. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company’s assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, is subject to adjustment in the event of each and any stock split, stock dividend or similar event.

Note 8.	Stock Plans

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of March 30, 2003 and March 31, 2002, ESPP participant contributions of $0.5 million and $0.6 million, respectively, were included in other current liabilities in the accompanying consolidated balance sheets. The total number of shares issued under the ESPP was 121,000, 104,000 and 43,000 during fiscal 2003, 2002 and 2001, respectively.

     Incentive Compensation Plans

      On January 12, 1994, the Company’s Board of Directors adopted the QLogic Corporation Stock Awards Plan (the Stock Awards Plan) and the QLogic Corporation Non-Employee Director Stock Option Plan (the Director Plan) (collectively, the Stock Option Plans). Additionally, the Company issues options on an ad hoc basis from time to time.

      The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. As of March 30, 2003, no shares of restricted stock were issued, options to purchase 9.8 million shares of common stock were outstanding, and there were 7.0 million shares available for future grants.

      Options granted under the Company’s Stock Awards Plan provide that an employee holding a stock option may exchange mature stock, which the employee already owns as payment against the exercise of an option. This provision applies to all options outstanding as of March 30, 2003. All stock options granted under the Company’s Stock Awards Plan have ten-year terms and vest over four years from the date of grant.

      Under the terms of the Director Plan, new directors receive an option grant, at fair market value, to purchase 40,000 shares of common stock of the Company upon election to the Board, and the plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 20,000 shares of common stock. The plan also provides for annual grants of options to purchase 54,000 shares of common stock to any non-employee Chairman of the Board. As of March 30, 2003, options for a total of 550,000 shares were outstanding and 645,000 shares were available for grant. All stock options granted under the Director Plan have ten-year terms and vest over three years from the date of grant.

      As of March 30, 2003, options to purchase an additional 40,000 shares of common stock were outstanding, which were granted outside of the Company’s Stock Option Plans.

      As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of March 30, 2003, options to purchase 478,000 shares were outstanding.

     Warrants

      As part of an agreement with Sun Microsystems, Inc. (Sun), the Company granted a warrant to Sun to purchase a certain number of shares of the Company’s common stock based upon the volume of revenue received from Sun. The warrant shares were earned at the rate of one share for each $127.00 of switch product revenue the Company received from Sun through September 30, 2002. In each period in which the warrant shares were earned, a non-cash sales discount was recorded. The amount of the non-cash sales discount was the fair value of the warrant shares, which were earned in the period. The fair value of the warrant shares was calculated by using the Black-Scholes valuation model. The assumptions used in the fair value calculation of the warrant shares were generally consistent with those assumptions used in computing the Company’s stock-based compensation pro forma disclosures (see Note 1), except as to the term of the warrants, which is the contractual term. In connection with this agreement, the Company issued warrants to purchase 390,000 shares

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its common stock, all of which were outstanding as of March 30, 2003. The warrants have an exercise price of $13.84 per share and are exercisable through their expiration date in June 2004.

     Stock Options

      A summary of stock option activity follows (shares in thousands):

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	9,352	$42.41	7,499	$39.94	7,517	$21.35
Granted and assumed in business combination (in fiscal 2001)	2,924	42.00	2,928	46.83	2,671	68.71
Exercised	(686)	11.20	(560)	9.46	(2,429)	10.81
Cancelled	(746)	55.94	(515)	67.34	(260)	58.07

Outstanding at end of year	10,844	43.34	9,352	42.41	7,499	39.94

Exercisable at end of year	5,565	40.22	4,232	33.35	2,697	22.95

      In connection with the acquisition of LMG in fiscal 2001, the Company assumed options to purchase 108,000 shares of common stock having a weighted-average exercise price of $.03 per share and a weighted-average fair value of $86.98 per share.

      The following table summarizes stock options outstanding at March 30, 2003 (shares in thousands):

	Outstanding			Exercisable

		Weighted-	Remaining		Weighted-
	Number	Average	Contractual	Number	Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price

$ 0.00 to $ 30.00	1,667	$6.99	5.0	1,583	$6.38
30.01 to 40.00	2,680	34.55	7.8	1,391	32.58
40.01 to 45.00	2,226	43.22	9.1	49	41.61
45.01 to 60.00	2,111	53.01	8.0	1,032	53.17
60.01 to 151.00	2,160	72.98	7.1	1,510	73.84

	10,844	43.34	7.5	5,565	40.22

Note 9.     Employee Retirement Savings Plan

      The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $1.5 million, $1.3 million and $0.9 million in fiscal 2003, 2002 and 2001, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Commitments and Contingencies

Leases

      The Company leases certain equipment and facilities under non-cancelable operating lease agreements, which expire at various dates through fiscal year 2007. At March 30, 2003, future minimum lease commitments under operating leases are as follows:

Fiscal Year:
(In thousands)
2004	$5,028
2005	4,961
2006	1,999
2007	366

Total future minimum lease payments	$12,354

      Rent expense for fiscal 2003, 2002 and 2001 was $4.0 million, $1.3 million and $1.4 million, respectively.

Warranties

      The changes in the Company’s product warranty obligation for fiscal 2003 is as follows (in thousands):

Balance at March 31, 2002.	$3,184
Current period accruals	458
Costs incurred	(683)

Balance at March 30, 2003.	$2,959

Litigation

      In January 2003, Raytheon Company filed suit in the United States District Court for the Eastern District of Texas, alleging that the Company, along with seven other defendants, infringe a Raytheon patent directed to a mass data storage system. The suit seeks injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in March 2003 and a trial is currently scheduled to begin in May 2004. The suit is in its very early stages and discovery has commenced. The Company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

      In February 2003, Vixel Corporation filed suit in the United States District Court for the District of Delaware alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. These additional patents are directed to substantially the same technology as the original Vixel patent. The suit seeks injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in March 2003 denying all allegations. The suit is in its very early stages and discovery has commenced. The Company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

      Various lawsuits, claims and proceedings have been or may be instituted against the Company, including the matters discussed above. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      Income before income taxes consists of the following components:

	2003	2002	2001

	(In thousands)
United States	$159,276	$105,795	$117,303
Foreign	(57)	(255)	(366)

	$159,219	$105,540	$116,937

      The components of the income tax provision are as follows:

	2003	2002	2001

	(In thousands)
Current:
Federal	$42,200	$22,620	$45,597
State	7,609	2,855	7,952
Foreign	—	1	448

Total current	49,809	25,476	53,997
Deferred:
Federal	6,174	8,572	(3,544)
State	(237)	766	(2,285)

Total deferred	5,937	9,338	(5,829)

Total income tax provision	$55,746	$34,814	$48,168

      The tax benefits associated with dispositions from employee stock plans of approximately $6.0 million, $7.5 million and $52.7 million in fiscal 2003, 2002 and 2001 respectively, were recorded directly to additional paid-in capital.

      A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2003	2002	2001

	(In thousands)
Expected income tax provision at the statutory rate	$55,727	$36,834	$40,928
State income taxes, net of federal tax benefit	4,792	2,354	3,683
Benefit from research and other credits	(2,500)	(2,600)	(1,304)
Benefit from export sales	(3,465)	(1,750)	(1,137)
Nondeductible business combination related costs	2,246	1,435	7,609
Tax exempt income	(358)	(571)	(326)
Other, net	(696)	(888)	(1,285)

	$55,746	$34,814	$48,168

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2003	2002

	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$24,180	$23,400
Stock warrants	5,883	4,593
Net operating loss carryforwards	5,256	6,255
Acquired in-process technology	2,031	2,188
Research credits	613	6,614
Other	2,434	634

Total gross deferred tax assets	40,397	43,684

Deferred tax liabilities:
Research and development expenditures	2,575	1,134
Property and equipment	1,462	253

Total gross deferred tax liabilities	4,037	1,387

Net deferred tax assets	$36,360	$42,297

      Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 30, 2003. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carry backs available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

      As of March 30, 2003, the Company has federal net operating loss carryforwards of approximately $14.9 million and aggregate state net operating loss carryforwards of approximately $15.3 million. The federal net operating loss carryforwards expire on various dates between 2011 and 2020. The aggregate state net operating loss carryforwards expire on various dates between 2012 and 2015. All net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

      As of March 30, 2003, the Company has state tax credit carryforwards of approximately $0.9 million. If not utilized, the state tax credit carryforwards will begin to expire in 2014. Approximately $0.3 million of the state tax credits carryforwards relate to acquired companies and are subject to limitations on their utilization.

      The Company’s U.S. income tax return for the 2000 fiscal year is presently under review by the Internal Revenue Service. Management does not expect a material impact on the consolidated financial statements from this examination.

Note 12.     Product Revenues, Geographic Revenues and Significant Customers

      Operating segments, as defined by SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and significant customers. The Company operates in one operating segment for purposes of SFAS 131.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Revenues

      The Company designs and supplies switch products, semiconductor and board I/O, and enclosure management products. These products generally utilize one of three technology standards: Fibre Channel, Small Computer Systems Interface (SCSI) and Integrated Drive Electronics (IDE). Net revenues for the Company’s products grouped by technology standard as they function using similar technologies are as follows:

	2003	2002	2001

	(In thousands)
Fibre Channel	$307,920	$224,553	$185,085
SCSI	132,889	117,936	167,527
IDE	—	1,700	4,930

	$440,809	$344,189	$357,542

Geographic Revenues

      Revenues by geographic area are presented based upon the country of destination. No other country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2003	2002	2001

	(In thousands)
United States	$202,119	$180,794	$158,665
Japan	130,152	98,360	131,691
United Kingdom	31,781	34,699	32,908
Rest of world	76,757	30,336	34,278

	$440,809	$344,189	$357,542

Significant Customers

      The following table represents sales to customers accounting for greater than 10% of the Company’s net revenues. With the exception of these customers, management believes that the loss of any one customer would not have a material adverse effect on its operations.

	2003	2002	2001

Customer 1	18%	17%	29%
Customer 2	17%	16%	18%
Customer 3	11%	8%	9%

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.     Condensed Quarterly Results (Unaudited)

      The following table summarizes certain unaudited quarterly financial information for fiscal 2003 and 2002:

	Three Months Ended

	June	September	December	March

	(In thousands, except per share amounts)
Fiscal 2003:
Net revenues	$98,962	$107,115	$114,167	$120,565
Gross profit	61,855	66,915	73,259	79,410
Operating income	29,864	32,196	37,234	42,569
Net income	23,056	23,015	27,513	29,889
Net income per share — basic	0.25	0.25	0.29	0.32
Net income per share — diluted	0.24	0.24	0.29	0.31
Fiscal 2002:
Net revenues	$89,901	$80,879	$82,587	$90,822
Gross profit	55,590	48,272	51,131	56,191
Operating income	23,604	19,039	20,779	23,082
Net income	19,180	15,862	17,028	18,656
Net income per share — basic	0.21	0.17	0.18	0.20
Net income per share — diluted	0.20	0.17	0.18	0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, for information relating to the Company’s Directors under the heading “Proposal One — Nomination and Election of Directors”, for information relating to the Company’s executive officers under the heading “Executive Officers” and for information relating to reporting compliance under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

      Reference is made to the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, for information relating to executive compensation under the heading “Executive Compensation and Other Information.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Reference is made to the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, for information relating to security ownership of certain beneficial owners and management under the headings “Principal Stockholders” and “Stock Ownership of Management.” Such information is incorporated herein by reference.

      There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

      Reference is made to the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, for information relating to shares authorized for issuance under equity compensation plans under the heading “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)(1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended March 30, 2003, March 31, 2002 and April 1, 2001 are filed as part of this report:

FINANCIAL STATEMENT INDEX

      (a)(2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended March 30, 2003, March 31, 2002 and April 1, 2001 is filed as part of this report and is incorporated herein by reference:

      Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

      (a)(3) Exhibits

An exhibit index has been filed as part of this Report and is incorporated herein by reference.

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QLOGIC CORPORATION

/s/ H.K. DESAI

H.K. Desai
Chairman of the Board,
Chief Executive Officer and President

Date: June 18, 2003

POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes H.K. Desai and/or Frank A. Calderoni, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ H.K. DESAI H.K. Desai	Chairman of the Board, Chief Executive Officer and President	June 18, 2003

Principal Financial and Accounting Officer:

/s/ FRANK A. CALDERONI Frank A. Calderoni	Senior Vice President and Chief Financial Officer	June 18, 2003

/s/ GEORGE D. WELLS George D. Wells	Director	June 12, 2003

/s/ CAROL L. MILTNER Carol L. Miltner	Director	June 12, 2003

/s/ LARRY R. CARTER Larry R. Carter	Director	June 16, 2003

/s/ JAMES R. FIEBIGER James R. Fiebiger	Director	June 12, 2003

** Balakrishnan S. Iyer	Director

** Mr. Iyer was appointed to the Board of Directors effective June 12, 2003.

CERTIFICATIONS

Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934,

as amended, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, H.K. Desai, certify that:

1. I have reviewed this annual report on Form 10-K of QLogic Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ H.K. DESAI

H.K. Desai
Chief Executive Officer

Date: June 18, 2003

Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934,

as amended, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Frank A. Calderoni, certify that:

1. I have reviewed this annual report on Form 10-K of QLogic Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ FRANK A. CALDERONI

Frank A. Calderoni
Chief Financial Officer

Date: June 18, 2003

Schedule II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions:	Deductions:
	Balance at	Charged to	Amounts	Balance at
	Beginning of	Costs and	Written Off, Net	End of
	Year	Expenses	of Recoveries	Year

	(In thousands)
Allowance for doubtful accounts:
Year ended March 30, 2003	$3,429	$(550)	$49	$2,830
Year ended March 31, 2002	$2,372	$1,125	$68	$3,429
Year ended April 1, 2001	$1,014	$1,392	$34	$2,372

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated. (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 22, 2000)
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994.
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996.
3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)
3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)
3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000.
3.9	By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.10	Amendments to By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995)
4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A thereto a form of the Certificate of Designation for Preferred Stock, as Exhibit B thereto the form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Shareholders Rights Plan. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-A filed on June 19, 1996)
4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 2 of the Registrant’s Registration Statement on Form 8-A/ A filed on November 25, 1997)
4.3	Second Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 3 of the Registrant’s Registration Statement on Form 8-A filed on June 1, 2000)
4.4	Third Amendment to Rights Agreement, dated as of January 9, 2003 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A filed on January 10, 2003)
10.1	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 10.1.2 of the Registrant’s Registration Statement on Form S-8 filed on September 25, 2001 (File No. 333-70112))
10.2	Form of QLogic Corporation Stock Awards Plan, as amended.*(incorporated by reference to Exhibit 10.2.2 of the Registrant’s Registration Statement on Form S-8 filed on September 25, 2001 (File No. 333-70112))
10.3	Form of QLogic Corporation Savings Plan.*(incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)

Exhibit
No.	Description

10.4	Form of QLogic Corporation Savings Plan Trust.*(incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
10.5	Form of Indemnification Agreement between QLogic Corporation and Directors.*(incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995)
10.6	Industrial Lease Agreement between the Registrant, as lessee, and AEW/ Parker South, LLC, as lessor. (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1998)
10.7	Form QLogic Corporation 1998 Employee Stock Purchase Plan.*(incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.