Form 10-Q
period 2003-06-29
QLOGIC CORP
filed 2003-08-07
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23298

QLogic Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0537669
(State of incorporation)	(I.R.S. Employer Identification No.)

26650 Aliso Viejo Parkway

Aliso Viejo, California 92656
(Address of principal executive office and zip code)

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

Yes ☑          No ☐

      As of July 31, 2003, 94,237,410 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	March 30,
	2003	2003

	(Unaudited; In
	thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$156,565	$137,810
Short-term investments	537,733	505,387
Accounts receivable, less allowance for doubtful accounts of $2,778 and $2,830 as of June 29, 2003 and March 30, 2003, respectively	60,240	49,694
Inventories	19,718	19,365
Deferred income taxes	32,068	31,914
Prepaid expenses and other current assets	3,317	4,010

Total current assets	809,641	748,180
Property and equipment, net	61,834	59,813
Other assets	8,107	9,426

	$879,582	$817,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,729	$15,301
Accrued compensation	27,963	21,997
Income taxes payable	29,126	19,201
Other accrued liabilities	11,405	10,185

Total current liabilities	88,223	66,684

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 94,278,000 and 93,945,000 shares issued at June 29, 2003 and March 30, 2003, respectively	94	94
Additional paid-in capital	451,332	442,594
Retained earnings	340,129	308,453
Accumulated other comprehensive income	4,081	4,346
Treasury stock, at cost: 91,000 shares	(2,978)	(2,978)
Deferred stock-based compensation	(1,299)	(1,774)

Total stockholders’ equity	791,359	750,735

	$879,582	$817,419

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	June 29,	June 30,
	2003	2002

	(Unaudited; In thousands,
	except per share amounts)
Gross revenues	$126,235	$100,780
Stock-based sales discounts	—	1,818

Net revenues	126,235	98,962
Cost of revenues	42,002	37,107

Gross profit	84,233	61,855

Operating expenses:
Engineering and development	22,735	18,179
Selling and marketing	11,729	10,618
General and administrative	4,091	3,194

Total operating expenses	38,555	31,991

Operating income	45,678	29,864
Interest and other income	5,412	4,612

Income before income taxes	51,090	34,476
Income taxes	19,414	11,420

Net income	$31,676	$23,056

Net income per share:
Basic	$0.34	$0.25

Diluted	$0.33	$0.24

Number of shares used in per share computations:
Basic	94,017	93,177

Diluted	96,002	95,857

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	June 29,	June 30,
	2003	2002

	(Unaudited, In thousands)
Cash flows from operating activities:
Net income	$31,676	$23,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,629	3,352
Tax benefit from issuance of stock under stock plans	3,884	3,568
Deferred income taxes	1,184	1,921
Amortization of deferred stock-based compensation	475	476
Loss on disposal of property and equipment	82	96
Stock-based sales discounts	—	1,818
Write-down of non-marketable investments	—	1,000
Changes in assets and liabilities:
Accounts receivable	(10,546)	5,176
Inventories	(353)	(4,332)
Prepaid expenses and other current assets	693	602
Other assets	(19)	(136)
Accounts payable	4,428	3,820
Accrued compensation	5,966	4,290
Incomes taxes payable	9,925	6,892
Other accrued liabilities	1,220	(181)

Net cash provided by operating activities	52,244	51,418

Cash flows from investing activities:
Purchases of marketable securities	(267,926)	(231,061)
Sales and maturities of marketable securities	235,315	228,493
Additions to property and equipment	(5,732)	(2,349)

Net cash used in investing activities	(38,343)	(4,917)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	4,854	3,194

Net increase in cash and cash equivalents	18,755	49,695
Cash and cash equivalents at beginning of period	137,810	76,124

Cash and cash equivalents at end of period	$156,565	$125,819

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4,476	$368

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note (1) Basis of Presentation

      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 30, 2003. The results of operations for the three months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note (2)	Supplemental Financial Statement Data

Inventories

      Components of inventories are as follows:

	June 29,	March 30,
	2003	2003

	(In thousands)
Raw materials	$11,959	$9,368
Work in process	697	1,519
Finished goods	7,062	8,478

	$19,718	$19,365

Product Warranties

      The Company’s product warranty obligation was $2.9 million at June 29, 2003. The changes in the product warranty obligation during the three months ended June 29, 2003 were not significant.

Note (3) Other Comprehensive Income

      The components of total comprehensive income are as follows:

	Three Months Ended

	June 29,	June 30,
	2003	2002

	(In thousands)
Net income	$31,676	$23,056
Other comprehensive income (loss):
Change in unrealized gains on investments	(265)	2,575

Total comprehensive income	$31,411	$25,631

Note (4) Net Income Per Share

      Basic net income per share is based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is based on the weighted-average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended

	June 29,	June 30,
	2003	2002

	(In thousands, except
	per share amounts)
Net income	$31,676	$23,056

Shares:
Weighted-average shares outstanding — basic	94,017	93,177
Dilutive potential common shares, using treasury stock method	1,985	2,680

Weighted-average shares outstanding — diluted	96,002	95,857

Net income per share:
Basic	$0.34	$0.25

Diluted	$0.33	$0.24

      Options to purchase 4,425,000 and 4,733,000 shares of common stock were outstanding as of June 29, 2003 and June 30, 2002, respectively, but were not included in the computation of diluted net income per share, as the effect would be antidilutive.

Note (5) Stock-Based Compensation

      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options.

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended

	June 29,	June 30,
	2003	2002

	(In thousands, except
	per share amounts)
Net income, as reported	$31,676	$23,056
Add: Stock-based compensation expense included in reported net income, net of related tax effects	295	309
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(9,333)	(9,155)

Pro forma net income	$22,638	$14,210

Net income per share:
Basic, as reported	$0.34	$0.25
Diluted, as reported	$0.33	$0.24
Basic, pro forma	$0.24	$0.15
Diluted, pro forma	$0.24	$0.15

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of stock options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of the Company’s stock options.

Note (6) Litigation

      In January 2003, Raytheon Company filed suit in the United States District Court for the Eastern District of Texas, alleging that the Company, along with several other defendants, infringed a Raytheon patent directed to a mass data storage system. The suit seeks injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in March 2003 and a trial is currently scheduled to begin in May 2004. The parties are currently engaged in discovery. The Company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

      In February 2003, Vixel Corporation filed suit in the United States District Court for the District of Delaware alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. These additional patents are directed to substantially the same technology as the original Vixel patent. The suit seeks injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in March 2003 denying all allegations. The parties are currently engaged in discovery. The court has scheduled mediation for December 2003 and a trial date has been set for November 2004. The Company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

      Various lawsuits, claims and proceedings have been or may be instituted against the Company, including the matters discussed above. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted to the Company. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended March 30, 2003 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

Results of Operations

      The following table sets forth the results of operations and the related percentage of net revenues from our condensed consolidated statements of income:

	Three Months Ended

	June 29, 2003		June 30, 2002

	(Dollars in millions)
Net revenues	$126.2	100.0%	$99.0	100.0%
Cost of revenues	42.0	33.3	37.1	37.5

Gross profit	84.2	66.7	61.9	62.5

Operating expenses:
Engineering and development	22.7	18.0	18.2	18.4
Selling and marketing	11.7	9.3	10.6	10.7
General and administrative	4.1	3.2	3.2	3.2

Total operating expenses	38.5	30.5	32.0	32.3

Operating income	45.7	36.2	29.9	30.2
Interest and other income	5.4	4.3	4.6	4.6

Income before income taxes	51.1	40.5	34.5	34.8
Income taxes	19.4	15.4	11.4	11.5

Net income	$31.7	25.1%	$23.1	23.3%

     Net Revenues

      Our net revenues are derived primarily from the sale of SCSI and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues in the three months ended June 29, 2003 increased $27.3 million, or 28%, from the three months ended June 30, 2002. The increase was primarily the result of a $26.9 million increase in sales of Fibre Channel products, associated with increased shipments of host bus adapters and switches. In addition, revenues of our Fibre Channel hard disk controllers increased due to overall growth in demand, as well as a continued transition from SCSI-based products.

      Export revenues (primarily to Pacific Rim countries) in the three months ended June 29, 2003 of $69.1 million increased $18.3 million, or 36%, from the three months ended June 30, 2002. As a percentage of net revenues, export revenues accounted for 55% in the three months ended June 29, 2003 and 51% in the three months ended June 30, 2002. Export revenues are denominated in U.S. dollars.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top five customers accounted for 59% of net revenues in the three months ended June 29, 2003.

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

     Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of raw materials (including silicon chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. The gross profit percentage in the three months ended June 29, 2003 was 66.7%, an increase from 62.5% in the three months ended June 30, 2002. The increase in gross profit percentage was due primarily to increased sales of higher margin Fibre Channel-based products, as well as manufacturing efficiencies realized from the increase in production.

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

     Operating Expenses

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related engineering and material costs, occupancy costs and related computer support costs. Engineering and development expenses in the three months ended June 29, 2003 of $22.7 million increased $4.5 million, or 25%, from the three months ended June 30, 2002. The increase in engineering and development expenses primarily reflects an increase in our headcount and personnel-related costs associated with our expanded development efforts in support of existing and future technologies and the accelerated launch of new products.

      We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. As a result, we expect that the dollar amount of engineering and development expenses will continue to increase in the future.

      Selling and Marketing. Selling and marketing expenses consist primarily of sales and marketing salaries, sales commissions and related expenses, promotional activities and travel for sales and marketing personnel. Selling and marketing expenses in the three months ended June 29, 2003 of $11.7 million increased $1.1 million, or 10%, from the three months ended June 30, 2002. The increase in selling and marketing expenses primarily reflects an increase in the headcount and related personnel costs associated with the expansion of our sales and marketing groups and an increase in the costs associated with promotional and marketing-related programs.

      We believe continued investments in our selling and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of salaries and personnel-related costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-personnel related costs consist of recruiting fees, professional services and corporate expenses. General and administrative expenses in the three months ended June 29, 2003 of $4.1 million increased $0.9 million, or 28%, from the three months ended June 30, 2002. The increase in general and administrative expenses was primarily due to increased legal costs associated with the defense of outstanding legal proceedings and general insurance costs.

      In connection with the growth of our business, we would expect general and administrative expenses to increase in the future.

     Non-Operating Income

      Interest and other income for the three months ended June 29, 2003 of $5.4 million is comprised principally of interest income and investment gains related to our portfolio of marketable securities. During the three months ended June 30, 2002, interest and other income included a $1.0 million write-down of a non-marketable investment. Excluding the effect of this write-down, interest and other income decreased by $0.2 million during the three months ended June 29, 2003, from the comparable period in the prior year, primarily due to lower investment income associated with declining yields on our portfolio of marketable securities, partially offset by increased earnings due to larger investment balances.

Income Taxes

      Our effective tax rate is expected to be approximately 38% for the fiscal year ending March 28, 2004. The increase in the tax rate for fiscal 2004 from the 35% recorded in the prior year was due primarily to an increase in income before income taxes, without a corresponding increase in tax benefits associated with research activities and export sales.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $694.3 million at June 29, 2003, compared to $643.2 million at March 30, 2003. The increase was attributable to positive cash flow from operations, primarily net income, during the three months ended June 29, 2003.

      Our primary sources of liquidity are our existing cash and cash equivalent balances, available-for-sale marketable securities, and cash expected to be generated from operations. During the three months ended June 29, 2003, our working capital increased $39.9 million to $721.4 million.

      Cash provided by operating activities was $52.2 million for the three months ended June 29, 2003 and $51.4 million for the three months ended June 30, 2002. The operating cash flow for the three months ended June 29, 2003 reflects our net income of $31.7 million, $9.2 million of non-cash charges (depreciation and amortization, deferred income taxes and other), and a net decrease in the non-cash components of our working capital of $11.3 million. The changes in non-cash components of working capital include a $9.9 million increase in income taxes payable and an $11.6 million increase in accounts payable, accrued compensation and other liabilities. These working capital changes were partially offset by a $10.5 million increase in accounts receivable resulting from the increase in sales.

      Cash used in investing activities of $38.3 million for the three months ended June 29, 2003 includes net purchases of marketable securities of $32.6 million and additions to property and equipment of $5.7 million. In the three months ended June 30, 2002, cash used in investing activities of $4.9 million consisted of net purchases of marketable securities of $2.6 million and additions to property and equipment of $2.3 million.

      Cash provided by financing activities of $4.9 million for the three months ended June 29, 2003 resulted from the proceeds from the issuance of common stock under our stock plans. In the three months ended June 30, 2002, the $3.2 million of cash provided by financing activities resulted from the proceeds from the issuance of common stock under stock plans.

      We have certain obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. At June 29, 2003, we had non-cancelable purchase orders of approximately $31 million, which are substantially all due within one year. Future commitments under operating leases as of June 29, 2003 totaled $11.2 million, which included $3.8 million due in the remainder of fiscal 2004; $5.0 million due in fiscal 2005; and an aggregate of $2.4 million due in fiscal years 2006-2007.

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

      Revenue recognition. We sell our products domestically and internationally primarily through original equipment manufacturers, or OEMs, and distribution channel customers including distributors, system integrators and value-added resellers. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Certain information included in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including but not limited to, those factors set forth and discussed below, as well as those discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional information on these and other factors is contained in our annual report on Form 10-K for the year ended March 30, 2003 and our other periodic filings with the Securities and Exchange Commission. Readers of this quarterly report on Form 10-Q are urged to read these factors in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that such forward-looking statements, including our objectives and plans, will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our operating results may fluctuate significantly, which could cause our stock price to decline if our results fail to meet investors’ and analysts’ expectations.

      We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current profitability or gross margins in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiations of rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	level of inventory our customers require us to maintain in our field warehouses;

•	developing higher performance application specific integrated circuits, or ASICs, that create chip level solutions that replace selected board level solutions at significantly lower average selling prices;

•	the time, availability and sale of new products;

•	changes in the mix and/or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development and other operating expenses;

•	adjustments related to product returns;

•	changes in effective income tax rates;

•	adoption of new accounting pronouncements or changes in our policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	a downturn in the global economy that impacts information technology spending.

      Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products and our competitors’ products. Although we do not maintain our own silicon chip manufacturing facility, portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses could adversely affect our gross profit and net income until net revenues increase or until such fixed expenses are reduced to an appropriate level. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely affected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

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

      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. A significant portion of our revenues is generated from Fibre Channel technology. Our competitors are developing alternative technologies that may compete with the market acceptance of our Fibre Channel products, such as iSCSI, InfinibandTM, Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (sATA). If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. During the three months ended June 29, 2003, our top five customers accounted for 59% of our net revenues. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to enter into a business combination with one of our competitors.

      Additionally, some of these customers are based in the Pacific Rim region, which is subject to economic and political uncertainties. Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could have a material adverse effect our business, financial condition and results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition and results of operations.

Competition within our product markets is intense and includes numerous established competitors.

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec, Inc. and LSI Logic Corporation in the SCSI sector of the input/output, or I/O, market. In the Fibre Channel host bus adapter sector of the I/O market, we compete primarily with Emulex Corporation, LSI Logic Corporation and JNI Corporation. In the Fibre Channel host controller chip sector of the market, we compete primarily with Agilent Technologies, Inc. and LSI Logic Corporation. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc. and McData Corporation. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore stopped purchasing from us.

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

      Export revenues accounted for 55% of our net revenues for the three months ended June 29, 2003. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

•	a greater difficulty of administering and managing our business globally;

•	compliance with multiple and potentially conflicting regulatory requirements, such as export requirements, tariffs and other barriers;

•	differences in intellectual property protections;

•	potentially longer accounts receivable cycles;

•	currency fluctuations;

•	export control restrictions;

•	overlapping or differing tax structures;

•	political and economic instability; and

•	general trade restrictions.

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

      We have made, and could make in the future, investments in technology companies, including privately held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could have a materially adverse effect on our financial position and results of operations.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2003, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of June 29, 2003, unrealized gains of $4.1 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

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

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

      Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report. Such information is incorporated herein by reference.

Item 6.     Exhibits and Reports On Form 8-K

      (a) Exhibits

Exhibit No.	Item Caption

99.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      Current Report on Form 8-K dated April 29, 2003, furnishing the Company’s press release dated April 29, 2003, announcing its financial results for the fourth quarter and fiscal year ended March 30, 2003. (Items 7 and 9).

      Current Report on Form 8-K dated June 12, 2003, reporting the appointment of Balakrishnan S. Iyer to the Company’s Board of Directors. (Items 5 and 7).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

H.K. Desai
Chairman of the Board,
Chief Executive Officer and President

By:	/s/ FRANK A. CALDERONI

Frank A. Calderoni
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2003

EXHIBIT INDEX

Exhibit No.	Item Caption

99.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.