Form 10-Q
period 2003-09-28
QLOGIC CORP
filed 2003-11-12
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

Yes ☑          No ☐

      As of October 31, 2003, 94,462,537 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	March 30,
	2003	2003

	(Unaudited; In
	thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$174,238	$137,810
Short-term investments	533,921	505,387
Accounts receivable, less allowance for doubtful accounts of $2,743 and $2,830 as of September 28, 2003 and March 30, 2003, respectively	64,897	49,694
Inventories	19,317	19,365
Deferred income taxes	27,651	31,914
Prepaid expenses and other current assets	3,179	4,010

Total current assets	823,203	748,180
Property and equipment, net	62,501	59,813
Other assets	5,836	9,426

	$891,540	$817,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,430	$15,301
Accrued compensation	16,643	21,997
Income taxes payable	13,405	19,201
Other accrued liabilities	13,564	10,185

Total current liabilities	61,042	66,684

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 94,499,000 and 93,945,000 shares issued at September 28, 2003 and March 30, 2003, respectively	94	94
Additional paid-in capital	457,809	442,594
Retained earnings	374,310	308,453
Accumulated other comprehensive income	3,305	4,346
Treasury stock, at cost; 112,000 and 91,000 shares at September 28, 2003 and March 30, 2003, respectively	(3,976)	(2,978)
Deferred stock-based compensation	(1,044)	(1,774)

Total stockholders’ equity	830,498	750,735

	$891,540	$817,419

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(Unaudited; In thousands, except per share amounts)
Gross revenues	$132,267	$108,525	$258,502	$209,305
Stock-based sales discounts	—	1,410	—	3,228

Net revenues	132,267	107,115	258,502	206,077
Cost of revenues	42,366	40,200	84,368	77,307

Gross profit	89,901	66,915	174,134	128,770

Operating expenses:
Engineering and development	21,482	19,633	44,217	37,812
Sales and marketing	12,436	11,435	24,165	22,053
General and administrative	4,408	3,651	8,499	6,845

Total operating expenses	38,326	34,719	76,881	66,710

Operating income	51,575	32,196	97,253	62,060
Interest and other income, net	3,556	2,167	8,968	6,779

Income before income taxes	55,131	34,363	106,221	68,839
Income taxes	20,950	11,348	40,364	22,768

Net income	$34,181	$23,015	$65,857	$46,071

Net income per share:
Basic	$0.36	$0.25	$0.70	$0.49

Diluted	$0.35	$0.24	$0.68	$0.48

Number of shares used in per share calculation:
Basic	94,282	93,377	94,150	93,277

Diluted	96,360	95,189	96,181	95,384

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	September 28,	September 29,
	2003	2002

	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$65,857	$46,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,128	6,575
Deferred income taxes	7,539	6,678
Stock-based sales discounts	—	3,228
Other non-cash charges	7,080	9,034
Changes in operating assets and liabilities	(19,652)	4,985

Net cash provided by operating activities	67,952	76,571

Cash flows from investing activities:
Net purchases of marketable securities	(29,575)	(22,440)
Additions to property and equipment	(9,920)	(6,857)

Net cash used in investing activities	(39,495)	(29,297)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	8,969	4,833
Purchase of treasury stock	(998)	—

Net cash provided by financing activities	7,971	4,833

Net increase in cash and cash equivalents	36,428	52,107
Cash and cash equivalents at beginning of period	137,810	76,124

Cash and cash equivalents at end of period	$174,238	$128,231

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note (1) Basis of Presentation

      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003. The results of operations for the three months and six months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note (2)	Supplemental Financial Statement Data

Inventories

      Components of inventories are as follows:

	September 28,	March 30,
	2003	2003

	(In thousands)
Raw materials	$6,137	$9,368
Work in process	910	1,519
Finished goods	12,270	8,478

	$19,317	$19,365

Product Warranties

      The Company’s product warranty obligation was $2.8 million at September 28, 2003. The changes in the product warranty obligation during the three and six months ended September 28, 2003 were not significant.

Note (3)	Other Comprehensive Income

      The components of total comprehensive income are as follows:

	Three Months Ended		Six Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands)
Net income	$34,181	$23,015	$65,857	$46,071
Other comprehensive income (loss):
Change in unrealized gains on investments	(776)	2,215	(1,041)	4,790

Total comprehensive income	$33,405	$25,230	$64,816	$50,861

Note (4)	Net Income Per Share

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income	$34,181	$23,015	$65,857	$46,071

Shares:
Weighted-average shares outstanding — basic	94,282	93,377	94,150	93,277
Dilutive potential common shares, using treasury stock method	2,078	1,812	2,031	2,107

Weighted-average shares outstanding — diluted	96,360	95,189	96,181	95,384

Net income per share:
Basic	$0.36	$0.25	$0.70	$0.49

Diluted	$0.35	$0.24	$0.68	$0.48

      Options to purchase 5,062,000 and 7,053,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended September 28, 2003 and September 29, 2002, respectively. Options to purchase 4,673,000 and 5,900,000 shares of common stock have been excluded from the diluted net income per share calculation for the six months ended September 28, 2003 and September 29, 2002, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

Note (5)	Stock-Based Compensation

      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended		Six Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income, as reported	$34,181	$23,015	$65,857	$46,071
Add: Stock-based compensation expense included in reported net income, net of related tax effects	158	309	453	619
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,966)	(9,152)	(18,299)	(18,308)

Pro forma net income	$25,373	$14,172	$48,011	$28,382

Net income per share:
Basic, as reported	$0.36	$0.25	$0.70	$0.49
Diluted, as reported	$0.35	$0.24	$0.68	$0.48
Basic, pro forma	$0.27	$0.15	$0.51	$0.30
Diluted, pro forma	$0.26	$0.15	$0.50	$0.30

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

      In January 2003, Raytheon Company filed suit in the United States District Court for the Eastern District of Texas alleging that the Company, along with several other defendants, infringed a Raytheon patent directed to a mass data storage system. The suit seeks injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in March 2003 and a trial is currently scheduled to begin in June 2004. The parties are currently engaged in discovery. The Company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously.

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

      Various lawsuits, claims and proceedings have been or may be instituted against the Company, including the matters discussed above. The outcome of litigation cannot be predicted with certainty and some lawsuits,

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted to the Company. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on an evaluation of matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 30, 2003 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

Results of Operations

      The following table sets forth the results of operations and the related percentage of net revenues from our condensed consolidated statements of income:

	Three Months Ended				Six Months Ended

	September 28,		September 29,		September 28,		September 29,
	2003		2002		2003		2002

	(Dollars in millions)
Net revenues	$132.3	100.0%	$107.1	100.0%	$258.5	100.0%	$206.1	100.0%
Cost of revenues	42.4	32.0	40.2	37.5	84.4	32.6	77.3	37.5

Gross profit	89.9	68.0	66.9	62.5	174.1	67.4	128.8	62.5

Operating expenses:
Engineering and development	21.5	16.3	19.6	18.3	44.2	17.1	37.8	18.4
Sales and marketing	12.4	9.4	11.4	10.7	24.2	9.4	22.1	10.7
General and administrative	4.4	3.3	3.7	3.4	8.5	3.3	6.8	3.3

Total operating expenses	38.3	29.0	34.7	32.4	76.9	29.8	66.7	32.4

Operating income	51.6	39.0	32.2	30.1	97.2	37.6	62.1	30.1
Interest and other income	3.5	2.7	2.2	2.0	9.0	3.5	6.7	3.3

Income before income taxes	55.1	41.7	34.4	32.1	106.2	41.1	68.8	33.4
Income taxes	20.9	15.9	11.4	10.6	40.3	15.6	22.7	11.0

Net income	$34.2	25.8%	$23.0	21.5%	$65.9	25.5%	$46.1	22.4%

     Net Revenues

      Our net revenues are derived primarily from the sale of Small Computer Systems Interface (SCSI) and Fibre Channel-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues for the three months ended September 28, 2003 increased $25.2 million, or 23%, from the three months ended September 29, 2002. The increase was primarily the result of a $26.8 million increase in sales of Fibre Channel products, partially offset by a $1.6 million decrease in sales of SCSI products. During the three months ended September 28, 2003, Fibre Channel revenues represented 76% of our net revenues compared to 69% in the corresponding period of the prior year.

      Net revenues for the six months ended September 28, 2003 increased $52.4 million, or 25%, from the six months ended September 29, 2002. The increase was primarily the result of a $53.7 million increase in sales of Fibre Channel products, partially offset by a $1.3 million decrease in sales of SCSI products. During the six months ended September 28, 2003, Fibre Channel revenues represented 75% of our net revenues compared to 69% in the corresponding period of the prior year.

      During the three months and six months ended September 28, 2003, the increase in Fibre Channel revenues resulted from increased shipments of host bus adapters and switches. In addition, revenues of our Fibre Channel hard disk controllers increased due to overall growth in demand, as well as a continued transition from SCSI-based to Fibre Channel-based products.

      Export revenues (primarily to Pacific Rim countries) for the three months ended September 28, 2003 of $74.2 million increased $17.4 million, or 31%, from the three months ended September 29, 2002. As a percentage of net revenues, export revenues accounted for 56% in the three months ended September 28, 2003 and 53% in the three months ended September 29, 2002.

      Export revenues (primarily to Pacific Rim countries) for the six months ended September 28, 2003 of $143.3 million increased $35.8 million, or 33%, from the six months ended September 29, 2002. As a percentage of net revenues, export revenues accounted for 55% in the six months ended September 28, 2003 and 52% in the six months ended September 29, 2002. Export revenues are denominated in U.S. dollars.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top five customers accounted for 58% of net revenues during the six months ended September 28, 2003 and 60% of net revenues during the fiscal year ended March 30, 2003.

      We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of raw materials (including silicon chips from third-party manufacturers), assembly and test labor, overhead and warranty costs. Gross profit for the three months ended September 28, 2003 was $89.9 million, an increase of $23.0 million or 34%, from gross profit of $66.9 million for the three months ended September 29, 2002. The gross profit percentage for the three months ended September 28, 2003 was 68.0%, an increase from 62.5% for the three months ended September 29, 2002.

      Gross profit for the six months ended September 28, 2003 was $174.1 million, an increase of $45.3 million or 35%, from gross profit of $128.8 million for the six months ended September 29, 2002. The gross profit percentage for the six months ended September 28, 2003 was 67.4%, an increase from 62.5% for the six months ended September 29, 2002.

      The increase in gross profit percentage during the three and six months ended September 28, 2003 compared to the corresponding periods in the prior year was due primarily to favorable shifts in the product mix associated with increased sales of higher margin Fibre Channel-based products. In addition, the gross profit percentage was favorably affected by manufacturing efficiencies realized from the increase in production during the three and six months ended September 28, 2003.

      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as the results of our investment in engineering and development activities, supply costs and, in particular, the cost of silicon chips, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly more difficult to reduce manufacturing costs. Also, royalty revenues have been irregular or unpredictable. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

Operating Expenses

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related engineering and material costs, occupancy costs and related computer support costs. Engineering and development expenses for the three months ended September 28, 2003 of $21.5 million increased $1.9 million, or 9%, from the three months ended September 29, 2002. During the six months ended September 28, 2003, engineering and development expenses of $44.2 million increased $6.4 million, or 17%, from the six months ended September 29, 2002.

      The increase in engineering and development expenses during the three and six months ended September 28, 2003 compared to the corresponding periods in the prior year was due primarily to an increase in our headcount and related compensation and benefit costs associated with our expanded development efforts in support of existing and future technologies and the accelerated launch of new products.

      We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. As a result, we expect engineering and development expenses will continue to increase in the future.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended September 28, 2003 of $12.4 million increased $1.0 million, or 9%, from the three months ended September 29, 2002. During the six months ended September 28, 2003, sales and marketing expenses of $24.2 million increased $2.1 million, or 10%, from the six months ended September 29, 2002.

      The increase in sales and marketing expenses during the three and six months ended September 28, 2003 compared to the corresponding periods in the prior year was due primarily to an increase in the headcount and related compensation and benefit costs associated with the expansion of our sales and marketing groups and an increase in travel-related costs.

      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of salaries and personnel-related costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-personnel related costs consist of legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended September 28, 2003 of $4.4 million increased $0.7 million, or 21%, from the three months ended September 29, 2002. During the six months ended September 28, 2003, general and administrative expenses of $8.5 million increased $1.7 million, or 24%, from the six months ended September 29, 2002.

      The increase in general and administrative expenses during the three and six months ended September 28, 2003 compared to the corresponding periods in the prior year was primarily due to increased legal costs associated with the defense of outstanding legal proceedings.

      In connection with the growth of our business, we expect general and administrative expenses will continue to increase in the future.

Non-Operating Income

      Interest and other income for the three months ended September 28, 2003 of $3.5 million is comprised principally of interest income and investment gains related to our portfolio of marketable securities. During the three months ended September 29, 2002, interest and other income included a $3.0 million write-down of a non-marketable investment.

      During the six months ended September 28, 2003, interest and other income of $9.0 million is comprised principally of interest income and investment gains related to our portfolio of marketable securities. Interest and other income for the six months ended September 29, 2002 included $4.0 million of write-downs of non-marketable investments.

      Excluding the effect of these write-downs, interest and other income decreased by $1.6 million and $1.8 million during the three and six months ended September 28, 2003, respectively, from the comparable periods in the prior year, primarily due to lower investment income associated with declining yields on our portfolio of marketable securities, partially offset by increased earnings due to larger investment balances.

Income Taxes

      Our effective tax rate is expected to be approximately 38% for the fiscal year ending March 28, 2004. The increase in the tax rate for fiscal 2004 from the 35% recorded in the prior year was due primarily to an increase in income before income taxes, without a corresponding increase in tax benefits associated with research activities and export sales.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $708.2 million at September 28, 2003, compared to $643.2 million at March 30, 2003. The increase was attributable to positive cash flow from operations, primarily net income, during the six months ended September 28, 2003.

      Our primary sources of liquidity are our existing cash and cash equivalent balances, available-for-sale marketable securities, and cash expected to be generated from operations. During the six months ended September 28, 2003, our working capital increased $80.7 million to $762.2 million.

      Cash provided by operating activities was $68.0 million for the six months ended September 28, 2003 and $76.6 million for the six months ended September 29, 2002. The decrease in the cash provided by operating activities was due to a larger investment in working capital, partially offset by the increase in net income during the six months ended September 28, 2003 compared to the corresponding period of the prior year. The operating cash flow for the six months ended September 28, 2003 reflects our net income of $65.9 million, $21.8 million of non-cash charges (depreciation and amortization, deferred income taxes and other), and a net increase in the non-cash components of our working capital of $19.7 million. The changes in non-cash components of working capital include a $15.2 million increase in accounts receivable, resulting from an increase in sales; a $5.8 million decrease in income taxes payable; and a $5.4 million decrease in accrued compensation. These changes in non-cash components of working capital were partially offset by a $5.4 million increase in accounts payable and other accrued liabilities and a $1.2 million decrease in prepaid expenses and other assets.

      Cash used in investing activities of $39.5 million for the six months ended September 28, 2003 includes net purchases of marketable securities of $29.6 million and additions to property and equipment of $9.9 million. During the six months ended September 29, 2002, cash used in investing activities of $29.3 million consisted of net purchases of marketable securities of $22.4 million and additions to property and equipment of $6.9 million.

      Cash provided by financing activities of $8.0 million for the six months ended September 28, 2003 resulted from $9.0 million of proceeds from the issuance of common stock under our stock plans, partially offset by our purchase of $1.0 million of treasury stock. During the six months ended September 29, 2002, the $4.8 million of cash provided by financing activities resulted from the proceeds from the issuance of common stock under stock plans.

      We have certain obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. At September 28, 2003, we had non-cancelable purchase orders of approximately $28 million, which are substantially all due within one year. Future commitments under operating leases as of September 28, 2003 totaled $10.2 million, which included $2.5 million due in the remainder of fiscal 2004; $5.0 million due in fiscal 2005; and an aggregate of $2.7 million due in fiscal years 2006-2008.

      In October 2002, the Board of Directors authorized a stock repurchase program to acquire our outstanding common stock. Under the program, up to $100 million of our common stock may be repurchased over two years. During the six months ended September 28, 2003, we repurchased approximately 21,000 shares of our common stock for an aggregate purchase price of $1.0 million. As of September 28, 2003, we have repurchased approximately 112,000 shares of our common stock for an aggregate purchase price of $4.0 million since inception of the program.

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

Recent Accounting Standards

      In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus mandates the accounting for goods or services, or both, that are to be delivered separately in a bundled sales arrangement. EITF 00-21 is effective for transactions entered into in fiscal periods beginning after June 15, 2003. We adopted EITF 00-21 as of the beginning of the quarter ended September 28, 2003 and such adoption did not have a significant impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Certain information included in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including but not limited to, those factors set forth and discussed below, as well as those discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional information on these and other factors is contained in our Annual Report on Form 10-K for the fiscal year ended March 30, 2003 and our other periodic filings with the Securities and Exchange Commission. Readers of this quarterly report on Form 10-Q are urged to read these factors in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that such forward-looking statements, including our objectives and plans, will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Our stock price may be volatile which could affect the value of your investment.

      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:

•	announcements concerning our competitors, our customers, or us;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the semiconductor industry;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic conditions, including terrorist activities or military actions.

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

•	changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiations of rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	level of inventory our customers require us to maintain in our field warehouses;

•	developing higher performance application specific integrated circuits, or ASICs, that create chip level solutions that replace selected board level solutions at significantly lower average selling prices;

•	the time, availability and sale of new products;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	adjustments related to product returns;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	adoption of new accounting pronouncements or changes in our policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	a downturn in the global economy that impacts information technology spending.

      Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products or our competitors’ products. Although we do not maintain our own silicon chip manufacturing facility, portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses could adversely affect our gross profit and net income until net revenues increase or until such fixed expenses are reduced to an appropriate level. Furthermore, announcements regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely affected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

Our business is dependent on the emerging and unpredictable storage area network (SAN) market and if this market does not develop and expand as we anticipate, our business will suffer.

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

      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. A substantial portion of our revenues is generated from Fibre Channel technology. Our competitors are developing alternative technologies that may compete with the market acceptance of our Fibre Channel products, such as iSCSI, InfinibandTM, Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (sATA). If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top five customers accounted for 58% of net revenues during the six months ended September 28, 2003 and 60% of net revenues during the fiscal year ended March 30, 2003. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to enter into a business combination with one of our competitors.

      Additionally, some of these customers are based in the Pacific Rim region, which is subject to economic and political uncertainties. Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, which could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition or results of operations.

Competition within our product markets is intense and includes numerous established competitors.

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec, Inc. and LSI Logic Corporation in the SCSI sector of the input/ output, or I/O, market. In the Fibre Channel host bus adapter sector of the I/O market, we compete primarily with Emulex Corporation, LSI Logic Corporation and JNI Corporation. In the Fibre Channel host controller chip sector of the market, we compete primarily with Agilent Technologies, Inc. and LSI Logic Corporation. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc. and McData Corporation. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large OEM customer in the past has decided to vertically integrate and has therefore stopped purchasing products from us.

      We will need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful or may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of SAN products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

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

      As a result of the aforementioned factors regarding our distributors or other unrelated factors, the reseller customers of our distributors could decide to purchase products developed and manufactured by our competitors. Any loss of demand for our products by value-added resellers and system integrators could have a material adverse effect on our business or operating results.

We depend on our relationships with silicon chip suppliers and other subcontractors, and a loss of any of these relationships may lead to unpredictable consequences that may harm our results of operations if alternative supply sources are not available.

      We currently rely on multiple foundries to manufacture our semiconductor products either in finished form or wafer form. We generally conduct business with our foundries through written purchase orders as opposed to long-term supply contracts. Therefore, these foundries are generally not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If a foundry terminates its relationship with us or if our supply from a foundry is otherwise interrupted, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. As a result, we may not be able to meet customer demands, which would harm our business.

      Historically, there have been periods when there has been a worldwide shortage of advanced process technology foundry capacity. The manufacture of semiconductor devices is subject to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. We are continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries have in the past taken, and could in the future take, longer than anticipated. New supply sources may not be able or willing to satisfy our silicon chip requirements on a timely basis or at acceptable quality or unit prices.

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

      As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demands. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business or financial results. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand, as well as possible product and software defects. If any of these factors were to occur, it could have a material adverse effect on our business, financial condition or results of operations.

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

      Export revenues accounted for 55% of our net revenues for the six months ended September 28, 2003. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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

      A significant number of our customers and suppliers are located in Pacific Rim countries. Historically, the Asian markets have suffered from economic uncertainty. This uncertainty has taken place especially in countries that have had a collapse in both their currency and stock markets. These economic pressures have reduced liquidity in the banking systems of the affected countries and, when coupled with excess industrial production capacity, could lead to widespread financial difficulty among the companies in this region. Our export sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition or results of operations.

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

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/impairment charges related to intangible assets, all of which could materially adversely affect our financial position or results of operations.

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

      There can be no assurance that companies with which we have strategic alliances, some of which have substantially greater financial, marketing and technological resources than us, will not develop or market products in competition with us in the future, discontinue their alliances with us or form alliances with our competitors.

Continued rapid growth will strain our operations and require that we incur costs to upgrade our infrastructure.

      We have experienced a period of rapid growth and expansion in the past. This rapid growth and expansion has placed, and continues to place, a strain on our resources. Unless we manage this growth effectively, we may encounter challenges in executing our business, such as sales forecasting, material planning and inventory management, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we test most of our products prior to shipment. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

      We have received notices of claimed infringement of intellectual property rights in the past. In addition, we are currently engaged in litigation with parties who claim we have infringed on their intellectual property rights. See Note 6 of Notes to Condensed Consolidated Financial Statements. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us with respect to existing and future products. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

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

      Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations are located near major earthquake faults. We are not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2003, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of September 28, 2003, unrealized gains of $3.3 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures

      As of the end of the quarter ended September 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2003 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended September 28, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report. Such information is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) The QLogic Corporation Annual Meeting of Stockholders was held on August 26, 2003.

      (b) The following persons were duly elected to serve as directors of QLogic Corporation: H.K. Desai, Larry R. Carter, James R. Fiebiger, Balakrishnan S. Iyer, Carol L. Miltner and George D. Wells.

      (c) The following is a tabulation of the votes of the stockholders of QLogic Corporation with respect to the proposals presented at the Annual Meeting of Stockholders:

					Broker
	For	Against	Withheld	Abstain	Non-vote

(i) Election of Directors:
H.K. Desai	84,561,426	—	2,216,259	—	—
Larry R. Carter	84,978,071	—	1,799,614	—	—
James R. Fiebiger	82,542,911	—	4,234,774	—	—
Balakrishnan S. Iyer	84,904,138	—	1,873,547	—	—
Carol L. Miltner	82,535,271	—	4,242,414	—	—
George D. Wells	84,973,983	—	1,803,702	—	—
(ii) Approval of amendment to the QLogic Corporation Stock Awards Plan to extend the expiration date to July 31, 2006	50,438,586	35,700,710	—	638,389	—
(iii) Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2004	83,897,556	2,395,074	485,055	—	—

Item 6.	Exhibits and Reports On Form 8-K

      (a) Exhibits

Exhibit No.	Item Caption

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      Current Report on Form 8-K dated July 16, 2003, furnishing the Company’s press release dated July 16, 2003 to announce its financial results for the fiscal first quarter ended June 29, 2003 (Items 7 and 9).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

H.K. Desai
Chairman of the Board,
Chief Executive Officer and President

By:	/s/ FRANK A. CALDERONI

Frank A. Calderoni
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 12, 2003

EXHIBIT INDEX

Exhibit No.	Item Caption

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.