Form 10-Q
period 2003-12-28
QLOGIC CORP
filed 2004-02-02
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

or

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

Yes ☑          No ☐

      As of January 23, 2004, 94,773,339 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	March 30,
	2003	2003

	(Unaudited; In
	thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$159,832	$137,810
Short-term investments	579,268	505,387
Accounts receivable, less allowance for doubtful accounts of $1,969 and $2,830 as of December 28, 2003 and March 30, 2003, respectively	75,946	49,694
Inventories	17,859	19,365
Deferred income taxes	28,558	31,914
Prepaid expenses and other current assets	2,490	4,010

Total current assets	863,953	748,180
Property and equipment, net	63,723	59,813
Other assets	5,372	9,426

	$933,048	$817,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,155	$15,301
Accrued compensation	20,067	21,997
Income taxes payable	17,857	19,201
Other accrued liabilities	19,591	10,185

Total current liabilities	72,670	66,684

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 94,857,000 and 93,945,000 shares issued at December 28, 2003 and March 30, 2003, respectively	95	94
Additional paid-in capital	471,551	442,594
Retained earnings	409,262	308,453
Accumulated other comprehensive income	2,804	4,346
Treasury stock, at cost; 475,000 and 91,000 shares at December 28, 2003 and March 30, 2003, respectively	(22,523)	(2,978)
Deferred stock-based compensation	(811)	(1,774)

Total stockholders’ equity	860,378	750,735

	$933,048	$817,419

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(Unaudited; In thousands, except per share amounts)
Gross revenues	$137,064	$114,167	$395,566	$323,472
Stock-based sales discounts	—	—	—	3,228

Net revenues	137,064	114,167	395,566	320,244
Cost of revenues	42,881	40,908	127,249	118,215

Gross profit	94,183	73,259	268,317	202,029

Operating expenses:
Engineering and development	21,514	21,540	65,731	59,352
Sales and marketing	13,846	10,955	38,011	33,008
General and administrative	5,944	3,530	14,443	10,375

Total operating expenses	41,304	36,025	118,185	102,735

Operating income	52,879	37,234	150,132	99,294
Interest and other income, net	3,495	5,417	12,463	12,196

Income before income taxes	56,374	42,651	162,595	111,490
Income taxes	21,422	15,138	61,786	37,906

Net income	$34,952	$27,513	$100,809	$73,584

Net income per share:
Basic	$0.37	$0.29	$1.07	$0.79

Diluted	$0.36	$0.29	$1.05	$0.77

Number of shares used in per share calculation:
Basic	94,458	93,553	94,252	93,369

Diluted	96,823	95,231	96,395	95,337

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	December 28,	December 29,
	2003	2002

	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$100,809	$73,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,886	11,260
Tax benefit from issuance of stock under stock plans	9,620	5,088
Deferred income taxes	7,398	4,253
Stock-based sales discounts	—	3,228
Other non-cash charges	1,742	5,265
Changes in operating assets and liabilities	(17,369)	20,072

Net cash provided by operating activities	113,086	122,750

Cash flows from investing activities:
Purchases of marketable securities	(836,453)	(654,993)
Sales and maturities of marketable securities	761,030	591,083
Additions to property and equipment	(15,434)	(11,536)
Acquisition of business	—	(1,695)

Net cash used in investing activities	(90,857)	(77,141)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	19,338	8,578
Purchase of treasury stock	(19,545)	—

Net cash provided by (used in) financing activities	(207)	8,578

Net increase in cash and cash equivalents	22,022	54,187
Cash and cash equivalents at beginning of period	137,810	76,124

Cash and cash equivalents at end of period	$159,832	$130,311

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note (1) Basis of Presentation

      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003. The results of operations for the three months and nine months ended December 28, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note (2) Inventories

      Components of inventories are as follows:

	December 28,	March 30,
	2003	2003

	(In thousands)
Raw materials	$5,550	$10,887
Finished goods	12,309	8,478

	$17,859	$19,365

Note (3) Other Comprehensive Income

      The components of total comprehensive income are as follows:

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(In thousands)
Net income	$34,952	$27,513	$100,809	$73,584
Other comprehensive income (loss):
Change in unrealized gains on investments	(501)	157	(1,542)	4,947

Total comprehensive income	$34,451	$27,670	$99,267	$78,531

Note (4) Net Income Per Share

      Basic net income per share is based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income	$34,952	$27,513	$100,809	$73,584

Shares:
Weighted-average shares outstanding — basic	94,458	93,553	94,252	93,369
Dilutive potential common shares, using treasury stock method	2,365	1,678	2,143	1,968

Weighted-average shares outstanding — diluted	96,823	95,231	96,395	95,337

Net income per share:
Basic	$0.37	$0.29	$1.07	$0.79

Diluted	$0.36	$0.29	$1.05	$0.77

      Options to purchase 3,327,000 and 6,943,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended December 28, 2003 and December 29, 2002, respectively. Options to purchase 3,810,000 and 6,025,000 shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended December 28, 2003 and December 29, 2002, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

Note (5) Stock-Based Compensation

      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income, as reported	$34,952	$27,513	$100,809	$73,584
Add: Stock-based compensation expense included in reported net income, net of related tax effects	145	309	598	928
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,181)	(9,084)	(26,480)	(27,392)

Pro forma net income	$26,916	$18,738	$74,927	$47,120

Net income per share:
Basic, as reported	$0.37	$0.29	$1.07	$0.79
Diluted, as reported	$0.36	$0.29	$1.05	$0.77
Basic, pro forma	$0.28	$0.20	$0.79	$0.50
Diluted, pro forma	$0.28	$0.20	$0.78	$0.49

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

      In February 2003, Vixel Corporation filed suit in the United States District Court for the District of Delaware alleging infringement of a Vixel patent relating to Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. These additional patents are directed to substantially the same technology as the original Vixel patent. The suit seeks injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in March 2003 denying all allegations. In November 2003, Vixel was acquired by Emulex Corporation.

      In December 2003, the Company filed suit against Emulex (as the new parent company of Vixel) in the United States District Court for the Central District of California alleging infringement of one of the Company’s patents related to a digital switch element used in Fibre Channel systems. The suit seeks unspecified monetary damages as well as injunctive relief.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the quarter ended December 28, 2003, the Company accrued for estimated settlement costs aggregating $1.75 million associated with legal claims for the aforementioned Vixel and Emulex suits and a dispute with a former customer in the ordinary course of business. In each of these legal matters, the parties have agreed to settle the claims and mutually release each other from any liability associated with their claims (and the related counterclaims filed by the Company) in exchange for the payment by the Company of the accrued settlement costs. Additionally, in connection with the Vixel/ Emulex settlement, the Company will be required to pay royalties associated with the future sales of certain products. The settlements are subject to execution of final written agreements with normal and customary terms and court approval of the dismissal of the lawsuits. Management expects the terms of the final settlement agreements to be consistent with the terms agreed upon by the parties.

      Various lawsuits, claims and proceedings have been or may be instituted against the Company, including the matters discussed above. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be resolved in a manner that is unfavorable to the Company. Third parties may assert infringement claims against the Company’s current or future products, and in connection with those claims may seek injunctive relief to prevent the Company from manufacturing or selling certain products. While patent and intellectual property disputes may be settled through licensing or similar arrangements, there can be no assurance that a license would be granted to the Company in connection with any such dispute. An adverse outcome in an intellectual property dispute or other legal proceeding could have a material adverse effect on the financial condition or results of operations of the Company. The Company is unable to estimate the range of possible loss from any outstanding litigation, except as described above. However, based on an evaluation of matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note (7) Treasury Stock

      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. During the nine months ended December 28, 2003, the Company purchased 384,000 shares of treasury stock totaling $19.5 million.

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

Overview

      We design and supply storage network infrastructure components and software for many of the world’s largest server and storage subsystem manufacturers that ultimately are used by small to medium-sized enterprises, and companies that have large information technology environments. We serve customers with solutions based on various storage area network, or SAN, technologies. Our products are currently based on Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI standards, and we expect that future products may also be based on technology standards such as Serial Attached SCSI. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs, fabric switches and management software that provide the connectivity infrastructure for storage networks of every size.

      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Down” technology), baseboard management solutions and Fibre Channel HBAs. Connecting servers to storage, we provide the network infrastructure with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for Redundant Array of Independent Disks, or RAID, storage systems. These include Fibre Channel host port connections and RAID controller to Fibre Channel and SCSI disk drive port connections.

      Our products are sold to original equipment manufacturers, or OEMs, and through our authorized distributors and resellers. These connectivity solutions are incorporated into a variety of products from OEM customers, including Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Fujitsu Limited, Hitachi, Ltd., Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Quantum Corporation, Storage Technology Corporation, Sun Microsystems, Inc. and many others.

Third Quarter Financial Highlights and Other Information

      During the third quarter of fiscal 2004, we established new records for quarterly net revenues and net income. These results were driven by strong growth in Fibre Channel revenues, which represented 78% of our net revenues for the quarter. We experienced significant growth in revenues associated with our Fibre Channel host bus adapters. The revenues derived from SCSI products continued to decline due to the technology transition in our hard disk drive controller product line from SCSI to Fibre Channel technology.

      Overall, sales of our hard disk drive controller chips declined during the third quarter of fiscal 2004 due to a slower than expected product transition by one of our hard disk drive manufacturer customers. We expect this transition to continue into the fourth quarter of fiscal 2004.

      With visibility improving for the sale of our core Fibre Channel products, we expect to maintain our favorable growth momentum. However, as previously mentioned, the hard disk drive controller chip product transition will continue into the fourth quarter of fiscal 2004. Overall, we expect that our total revenues will modestly increase sequentially during the fourth quarter of fiscal 2004.

      A summary of the key factors and significant events, which impacted our financial performance during the third quarter of fiscal 2004 are as follows:

•	Net revenues of $137.1 million for the third quarter of fiscal 2004 increased sequentially $4.8 million, or 4%, from the $132.3 million reported in the second quarter of fiscal 2004.

•	Gross profit as a percentage of net revenues was 68.7% for the third quarter of fiscal 2004, increasing 70 basis points from 68.0% in the second quarter of fiscal 2004. The improvement in our gross profit margin was attributable to a favorable change in product mix and technology mix, and manufacturing related efficiencies. Although we have experienced increases in our gross profit margin during fiscal 2004, there can be no assurance that we will be able to maintain our gross profit margin consistent with historical trends and it may decline in the future.

•	During the third quarter of fiscal 2004, the Company accrued estimated settlement costs of $1.75 million associated with legal claims, which are included in general and administrative expenses.

•	Net income of $35.0 million, or $0.36 per diluted share, increased sequentially 2% from the $34.2 million, or $0.35 per diluted share, in the second quarter of fiscal 2004.

•	During the third quarter of fiscal 2004, we repurchased $18.5 million of our common stock in the open market under our corporate stock repurchase program. We expect to continue to make repurchases of our common stock pursuant to our $100 million, two-year plan announced in October 2002.

•	Cash and cash equivalents and short-term investments of $739.1 million at December 28, 2003 increased $30.9 million during the third quarter, due primarily to the growth in our net income and the related cash generated from operations.

•	Working capital of $791.3 million at December 28, 2003 increased $29.1 million during the third quarter primarily due to the significant increase in short-term investments.

•	Accounts receivable was $75.9 million as of December 28, 2003, compared to $64.9 million at September 28, 2003. Days sales outstanding (DSO) in receivables as of December 28, 2003 increased to 51 days from 45 days as of September 28, 2003. Our accounts receivable and DSO are primarily affected by shipment linearity within the quarter and collections performance. The increase in our accounts receivable and DSO during the third quarter of fiscal 2004 was primarily caused by the increase in sales and the increase in the percentage of sales occurring during the last month of the quarter compared to the September 2003 quarter. In addition, we experienced slower collections at the end of the third quarter of fiscal 2004 due to the holiday season and the related holiday shutdown by many of our customers. Based on changes in our customers’ procurement models and our current customer mix, we expect that DSO will continue to be in the range experienced during fiscal 2004. However, there can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $17.9 million as of December 28, 2003, compared to $19.3 million at September 28, 2003. Our annualized inventory turns in the third quarter of fiscal 2004 of 9.6 turns improved from the 8.8 turns in the second quarter of fiscal 2004, principally due to the reduction in inventories as a result of improved efficiency at our hub locations and enhanced supply chain processes.

Results of Operations

Net Revenues

      A summary of our net revenues grouped by technology standard is as follows:

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(Dollars in millions)
Net revenues:
Fibre Channel	$107.2	$80.7	$302.1	$221.9
SCSI	29.9	33.5	93.5	98.3

Total net revenues	$137.1	$114.2	$395.6	$320.2

Percentage of net revenues:
Fibre Channel	78%	71%	76%	69%
SCSI	22	29	24	31

Total net revenues	100%	100%	100%	100%

      Our net revenues are derived primarily from the sale of Fibre Channel and SCSI-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues for the three months ended December 28, 2003 increased $22.9 million, or 20%, from the three months ended December 29, 2002. The increase was primarily the result of a $26.5 million increase in Fibre Channel net revenues, due principally to increased shipments of Fibre Channel HBAs and switches. The increase in Fibre Channel net revenues was partially offset by a $3.6 million decrease in sales of SCSI products, primarily due to the continued technology transition in our hard disk drive controller product line from SCSI to Fibre Channel technology. During the three months ended December 28, 2003, Fibre Channel revenues represented 78% of our net revenues compared to 71% in the corresponding period of the prior year. Net revenues for the three months ended December 28, 2003 included $1.4 million of royalty revenues, up from the $0.6 million of royalty revenues and non-recurring engineering fees recorded in the corresponding period of last year. Although royalty revenues are unpredictable and we do not expect them to be significant to our overall revenues, we expect that royalty revenues may increase in the future.

      Net revenues for the nine months ended December 28, 2003 increased $75.3 million, or 24%, from the nine months ended December 29, 2002. The increase was primarily the result of a $80.2 million increase in Fibre Channel net revenues, due to increased shipments within all Fibre Channel product families. The increase in Fibre Channel net revenues was partially offset by a $4.9 million decrease in sales of SCSI products, primarily due to the continued transition in our hard disk drive controller product line from SCSI to Fibre Channel technology. During the nine months ended December 28, 2003, Fibre Channel revenues represented 76% of our net revenues compared to 69% in the corresponding period of the prior year. Net revenues for the nine months ended December 28, 2003 includes $2.9 million of royalty revenues, up from the $1.6 million of royalty revenues and non-recurring engineering fees recorded in the corresponding period of last year.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top five customers accounted for 56% of net revenues during the nine months ended December 28, 2003 and 60% of net revenues during the fiscal year ended March 30, 2003.

      We believe that our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, there can also be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

      Export revenues (primarily to Pacific Rim countries) for the three months ended December 28, 2003 of $77.4 million increased $15.1 million, or 24%, from the three months ended December 29, 2002. As a percentage of net revenues, export revenues accounted for 56% in the three months ended December 28, 2003 and 55% in the three months ended December 29, 2002. Export revenues are denominated in U.S. dollars.

      During the nine months ended December 28, 2003, export revenues (primarily to Pacific Rim countries) of $220.7 million increased $50.9 million, or 30%, from the nine months ended December 29, 2002. Export revenues accounted for 56% of net revenues during the nine months ended December 28, 2003 and 53% of net revenues during the nine months ended December 29, 2002.

Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(Dollars in millions)
Gross profit	$94.2	$73.3	$268.3	$202.0
Percentage of net revenues	68.7%	64.2%	67.8%	63.1%

      Gross profit for the three months ended December 28, 2003 increased $20.9 million or 29%, from gross profit for the three months ended December 29, 2002. The gross profit percentage for the three months ended December 28, 2003 was 68.7%, an increase from 64.2% for the three months ended December 29, 2002.

      During the nine months ended December 28, 2003, gross profit increased $66.3 million or 33%, from gross profit during the nine months ended December 29, 2002. The gross profit percentage for the nine months ended December 28, 2003 was 67.8%, an increase from 63.1% for the nine months ended December 29, 2002.

      The increase in gross profit percentage during the three and nine months ended December 28, 2003 compared to the corresponding periods in the prior year was due primarily to favorable shifts in the product mix and technology mix, including increased sales of higher margin Fibre Channel-based products. In addition, the gross profit percentage was favorably affected by manufacturing efficiencies realized from the increase in production during the three and nine months ended December 28, 2003.

      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as the results of our investment in engineering and development activities, supply costs and, in particular, the cost of silicon chips, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly difficult to reduce manufacturing costs. Also, royalty revenues have been irregular or unpredictable. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

Operating Expenses

      Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(Dollars in millions)
Operating expenses:
Engineering and development	$21.5	$21.5	$65.7	$59.3
Sales and marketing	13.9	11.0	38.0	33.0
General and administrative	5.9	3.5	14.5	10.4

Total operating expenses	$41.3	$36.0	$118.2	$102.7

Percentage of net revenues:
Engineering and development	15.7%	18.9%	16.6%	18.6%
Sales and marketing	10.1	9.6	9.6	10.3
General and administrative	4.3	3.1	3.7	3.2

Total operating expenses	30.1%	31.6%	29.9%	32.1%

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related engineering and material costs, occupancy costs and related computer support costs. Engineering and development expenses were $21.5 million for both the three months ended December 28, 2003 and the three months ended December 29, 2002. During the nine months ended December 28, 2003, engineering and development expenses of $65.7 million increased $6.4 million, or 11%, from the nine months ended December 29, 2002.

      The increase in engineering and development expenses during the nine months ended December 28, 2003 compared to the corresponding period in the prior year was due primarily to an increase in our headcount and related compensation and benefit costs associated with our expanded development efforts in support of existing and future technologies and the accelerated launch of new products. Engineering and development expenses for the three months ended December 28, 2003 were unchanged from the corresponding period of last year due to an increase in headcount and related costs being offset by a reduction in non-recurring engineering costs.

      We believe continued investments in engineering and development activities are critical to achieving our strategic objectives. As a result, we expect engineering and development expenses will continue to increase in the future.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other personnel-related costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended December 28, 2003 of $13.9 million increased $2.9 million, or 26%, from the three months ended December 29, 2002. During the nine months ended December 28, 2003, sales and marketing expenses of $38.0 million increased $5.0 million, or 15%, from the nine months ended December 29, 2002.

      The increase in sales and marketing expenses during the three and nine months ended December 28, 2003 compared to the corresponding periods in the prior year was due primarily to an increase in the headcount and related compensation, benefit costs, and travel-related costs associated with the expansion of our sales and marketing groups, and an increase in various promotional activities directed at increasing market awareness and acceptance of our products.

      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of salaries and personnel-related costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-personnel related costs consist of legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended December 28, 2003 of $5.9 million increased $2.4 million, or 68%, from the three months ended December 29, 2002. During the nine months ended December 28, 2003, general and administrative expenses of $14.5 million increased $4.1 million, or 39%, from the nine months ended December 29, 2002.

      The increase in general and administrative expenses during the three and nine months ended December 28, 2003 compared to the corresponding periods in the prior year was primarily due to the accrual in the third quarter of fiscal 2004 of settlement costs totaling $1.75 million associated with legal claims, and increased legal costs associated with the defense of legal proceedings.

      In connection with the growth of our business, we expect general and administrative expenses (excluding the costs of legal settlements) will continue to increase in the future.

Non-Operating Income

      Interest and other income for the three months ended December 28, 2003 of $3.5 million is comprised principally of interest income related to our portfolio of marketable securities. During the three months ended December 29, 2002, interest and other income included a $3.0 million write-down of a non-marketable investment.

      During the nine months ended December 28, 2003, interest and other income of $12.5 million is comprised principally of interest income related to our portfolio of marketable securities. Interest and other income for the nine months ended December 29, 2002 included $4.0 million of write-downs of non-marketable investments.

      Excluding the effect of the write-downs of marketable securities, interest and other income decreased by $4.9 million and $3.7 million during the three and nine months ended December 28, 2003, respectively, from the comparable periods in the prior year, primarily due to lower investment income associated with declining yields on our portfolio of marketable securities, partially offset by increased earnings due to larger investment balances.

Income Taxes

      Our effective tax rate is expected to be approximately 38% for the fiscal year ending March 28, 2004. The increase in the tax rate for fiscal 2004 from the 35% recorded in the prior year was due primarily to an increase in income before income taxes, without a corresponding increase in tax benefits associated with research activities and export sales.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $739.1 million at December 28, 2003, compared to $643.2 million at March 30, 2003. The increase was attributable to positive cash flow from operations, primarily net income, during the nine months ended December 28, 2003. Our working capital, during the nine months ended December 28, 2003, increased $109.8 million to $791.3 million. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can no be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

      Cash provided by operating activities was $113.1 million for the nine months ended December 28, 2003 and $122.8 million for the nine months ended December 29, 2002. The decrease in the cash provided by operating activities was due to a larger investment in working capital, partially offset by the increase in net income during the nine months ended December 28, 2003 compared to the corresponding period of the prior year. The operating cash flow for the nine months ended December 28, 2003 reflects our net income of $100.8 million, $29.7 million of non-cash charges (depreciation and amortization, deferred income taxes and other), and a net increase in the non-cash components of our working capital of $17.4 million. The increase in the non-cash components of working capital was primarily due to a $26.4 million increase in accounts receivable, partially offset by an increase in operating liabilities associated with the expansion of our business and the related timing of the payment obligations. The increase in accounts receivable resulted from an overall increase in sales, the related timing of such sales within the quarter, and slower collections at the end of the third quarter of fiscal 2004 due to the holiday season and the related holiday shutdown by many of our customers.

      Cash used in investing activities of $90.9 million for the nine months ended December 28, 2003 includes net purchases of marketable securities of $75.4 million and additions to property and equipment of $15.4 million. During the nine months ended December 29, 2002, cash used in investing activities of $77.1 million, included net purchases of marketable securities of $63.9 million and additions to property and equipment of $11.5 million.

      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

      Cash used in financing activities of $0.2 million for the nine months ended December 28, 2003 resulted from our purchase of $19.5 million of treasury stock, substantially offset by $19.3 million of proceeds from the issuance of common stock under our stock plans. During the nine months ended December 29, 2002, the $8.6 million of cash provided by financing activities resulted from the proceeds from the issuance of common stock under stock plans.

      In October 2002, the Board of Directors authorized a stock repurchase program to acquire our outstanding common stock. Under the program, up to $100 million of our common stock may be repurchased over two years. During the nine months ended December 28, 2003, we repurchased approximately 384,000 shares of our common stock for an aggregate purchase price of $19.5 million. As of December 28, 2003, we have repurchased approximately 475,000 shares of our common stock for an aggregate purchase price of $22.5 million since inception of the program. We expect to continue to make repurchases of our common stock pursuant to this plan.

      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their impact on our cash flows in future fiscal years is as follows:

	2004
	(Remaining
	three months)	2005	2006	2007	2008	Total

	(In millions)
Operating leases	$1.4	$5.7	$4.0	$2.3	$0.3	$13.7
Non-cancelable purchase obligations	29.0	1.7	0.1	—	—	30.8

Total	$30.4	$7.4	$4.1	$2.3	$0.3	$44.5

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the accounting policies described below to be our most critical accounting policies. These accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

          Revenue and Accounts Receivable

      We sell our products domestically and internationally primarily through OEMs, and distribution channel customers including distributors, system integrators and value-added resellers. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

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

      An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by analyzing specific customer accounts and applying historical loss rates to the aging of remaining accounts receivable balances. If the financial condition of our customers were to deteriorate, resulting in their inability to pay their accounts when due, additional reserves may be required.

      We record provisions against revenue and cost of revenue for estimated product returns and allowances such as competitive pricing programs and rebates in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns and allowance programs. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates.

          Inventories

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

      We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current profitability or gross margins in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	changes in purchasing patterns by one or more of our major customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiations of rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	level of inventory our customers require us to maintain in our field warehouses;

•	development of higher performance application specific integrated circuits, or ASICs, that create chip level solutions that replace selected board level solutions at significantly lower average selling prices;

•	the time, availability and sale of new products;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	adjustments related to product returns;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	adoption of new accounting pronouncements or changes in our policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	a downturn in the global economy that impacts information technology spending.

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

      A significant number of our products are used in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations’ computing systems is critical to our future success. Most of the organizations that potentially may purchase our products from our customers have invested substantial resources in their existing computing and data storage systems and, as a result, may be reluctant or slow to adopt a new approach like SANs. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a SAN to function effectively, or interoperate with each other when placed in a computing system, has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy SANs. Our success in generating revenue in the emerging SAN market will depend on, among other things, our ability to:

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

      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. A substantial portion of our revenues is generated from Fibre Channel technology. Our competitors are developing alternative technologies, such as iSCSI, InfinibandTM, Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (sATA), that may compete with the market acceptance of our Fibre Channel products. If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top five customers accounted for 56% of net revenues during the nine months ended December 28, 2003 and 60% of net revenues during the fiscal year ended March 30, 2003. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to enter into a business combination with one of our competitors.

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

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec, Inc. and LSI Logic Corporation in the SCSI sector of the input/output, or I/ O, market. In the Fibre Channel host bus adapter sector of the I/ O market, we compete primarily with Emulex Corporation, LSI Logic Corporation and Applied Micro Circuits Corporation. In the Fibre Channel host controller chip sector of the market, we compete primarily with Agilent Technologies, Inc. and LSI Logic Corporation. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc. and McData Corporation. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large OEM customer in the past decided to vertically integrate and therefore stopped purchasing products from us.

      We will need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of SAN products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

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

      We have not developed alternate sources of supply for our products. For example, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic’s transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely affected. The requirement that a customer perform additional product qualifications, or a customer’s inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors. Constraints or delays in the supply of our products, due to capacity constraints, unexpected disruptions at our foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers.

Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs, reduce our net revenues or damage our reputation.

      Our products are complex and may contain undetected software or hardware errors when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products. From time to time, we have found errors in existing, new or enhanced products. The occurrence of hardware or software errors could adversely affect the sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

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

      Terrorist attacks have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States, Europe and the Pacific Rim, and the military action and heightened security measures in response to such threat, may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, interruptions in or delays to our receipt of products from our suppliers, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

Because we depend on foreign customers and suppliers, we are subject to international economic, regulatory, political and other risks that could harm our financial condition and results of operations.

      Export revenues accounted for 56% of our net revenues for the nine months ended December 28, 2003. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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

We may need to enter into agreements to guarantee that we have production capacity, which may require us to seek additional financing and result in dilution to our stockholders.

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

      We anticipate that our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with ours. Mergers and acquisitions involve numerous risks, including:

•	uncertainties in identifying and pursuing target companies;

•	difficulties in the assimilation of the operations, technologies and products of the acquired companies;

•	the diversion of management’s attention from other business concerns;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	the potential loss of current customers or failure to retain the acquired company’s customers; and

•	the potential loss of key employees of the acquired company.

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

Rapid growth may strain our operations and require that we incur costs to upgrade our infrastructure.

      We have experienced a period of rapid growth and expansion. Our rapid growth and expansion has placed, and continues to place, a strain on our resources. Unless we manage this growth and future growth effectively, we may encounter challenges in executing our business, such as sales forecasting, material planning and inventory management, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we test most of our products prior to shipment. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 28, 2003, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of December 28, 2003, unrealized gains of $2.8 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures

      As of the end of the quarter ended December 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2003 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended December 28, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report. Such information is incorporated herein by reference.

Item 6.	Exhibits and Reports On Form 8-K

      (a) Exhibits

Exhibit No.	Item Caption

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      Current Report on Form 8-K dated October 15, 2003, furnishing the Company’s press release dated October 15, 2003 to announce its financial results for the fiscal second quarter ended September 28, 2003 (Item 12).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

H.K. Desai
Chairman of the Board,
Chief Executive Officer and President

By:	/s/ FRANK A. CALDERONI

Frank A. Calderoni
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 30, 2004

EXHIBIT INDEX

Exhibit No.	Item Caption

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.