Form 10-K
period 2004-03-28
QLOGIC CORP
filed 2004-06-02
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended March 28, 2004

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
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,450,460,071 (based on the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market on September 26, 2003).

      As of May 21, 2004, 93,227,661 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders, to be held on August 24, 2004, are incorporated by reference into Part III of this Form 10-K where indicated.

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

      All references to years refer to our fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, as applicable, unless the calendar years are specified. All references to share and per share data have been restated to reflect our stock splits.

Overview

      We design and develop storage networking infrastructure components sold to original equipment manufacturers, or OEMs, distributors, resellers and system integrators. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs, fabric switches and management software that provide the connectivity infrastructure for every size of storage network. We serve customers with solutions based on various storage area network, or SAN, technologies including Small Computer Systems Interface, or SCSI, Internet SCSI, or iSCSI, and Fibre Channel.

Customers, Markets and Applications

      Our products are sold directly to OEMs and through our authorized distributors and resellers. Our customers rely on our SAN infrastructure technology to deliver storage solutions to information technology professionals in virtually every business sector.

      Our technology is found primarily in server, workstation, storage subsystem and hard disk drive solutions targeted at:

•	Storage-intensive enterprise applications such as data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film/video, broadcast, medical imaging and computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering, high-speed backup and data replication.

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

Storage Industry

      In late 2003, the University of California, Berkeley published a follow-up to their 2000 report entitled “How Much Information?” This report measures how much digital information is generated in the world each year. The 2003 report confirmed original growth estimates made in the 2000 report, which 2000 report concluded that the world was generating over 1.6 million terabytes (1 terabyte equals roughly 1 million books) of magnetically recorded information per year and that this volume is doubling every year. In addition, the 2003 report tracked the growth of various storage mediums over the period between 1999 and 2003. Of particular interest was the growth in storage utilized in enterprise and departmental business environments. The report shows that storage capacity in these environments grew at an annual rate of 75% during the period. The ability to access, share and, most importantly, manage this amount of information represents a large market opportunity.

      The storage industry took its first steps in helping corporations to access corporate data in the mid-1980s when the need to distribute information quickly and efficiently drove client access from a mainframe environment to a local area network, or LAN, environment. More recently, the need to access growing volumes of information led to a rapid adoption of storage area networking environments. As indicated in the University of California, Berkeley study, the explosive expansion of the Internet and the growing use of digital information servers were driving the need to go to network storage for accessibility, maintainability and simplicity of management.

      IBM first introduced storage area networking in the early 1990s with the Enterprise System Connection, or ESCON, an effective solution for IBM mainframe environments. Fibre Channel, which was introduced in 1994, promised superior connectivity, distance and access benefits over ESCON in a standard protocol. Fibre Channel gradually moved into networked environments. At first, SANs used hubs to connect networked servers and storage subsystems. Then, switches replaced hubs to represent the current majority of network deployments.

      SANs followed much the same adoption path as LANs, with storage manufacturers, OEMs and third parties all developing and delivering SAN management solutions. Today, there are many SAN management solutions available, from relatively basic solutions for small environments to extensive software packages capable of managing thousands of SAN nodes.

      During 2003, SANs continued to be the fastest growing method for connecting external Redundant Array of Independent Disks, or RAID, storage. According to an IDC August 2003 report, Worldwide Disk Storage Systems Market Forecast and Analysis, 2000 to 2007, Fibre Channel SAN storage accounted for over 38% of all storage revenue during 2002. In addition, IDC forecasts that Fibre Channel and iSCSI SANs will account for nearly 56% of all externally attached RAID storage subsystems by 2007. This report also indicated that Fibre Channel is expected to be the dominant technology employed for SAN connectivity during the forecast period. This conclusion is further demonstrated in the report, which indicated that Fibre Channel technology will represent 44% of the SAN market compared to 12% for iSCSI.

      During the past few years, iSCSI has emerged as a new additional SAN technology, which allows standard SCSI commands to be transported over standard Ethernet infrastructure. This technology provides an excellent entry point for small and medium-sized businesses to incorporate the benefits of SANs. By utilizing an Ethernet infrastructure that already exists in almost every business environment, small and medium-sized businesses can implement SANs without needing to train new people on the deployment or management of the network.

Our SAN Solutions

      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Down” technology), baseboard management solutions and Fibre Channel HBAs. Connecting servers to storage, we provide the network infrastructure with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for RAID storage systems. These include Fibre Channel host port connections and RAID controller to Fibre Channel and SCSI disk drive port connections. In addition, we are a leading, independent designer, developer and supplier of enterprise disk drive controllers.

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

      In national and in certain international markets, we maintain both a direct sales force to serve our large OEM customers and multiple outside representatives that are focused on medium-sized and emerging accounts. National distributors carrying our products serve the VAR market. We maintain a focused business development and outbound marketing organization to assist, train, equip and augment the sales organizations of our major OEM customers and their respective reseller organizations and partners. Recently, in order to expand into the Asia-Pacific region, we opened a sales office in Taiwan to support both customers and partners in that region. For information regarding revenue from independent customers by geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

      We work with our large peripheral and computer system manufacturer customers during their design cycles. We support these customers with extensive applications and system design support and services, as well as training classes and seminars conducted both in the field and from our offices in Aliso Viejo and Roseville, California, Eden Prairie, Minnesota, and Austin, Texas. We also maintain customer support and service through technical support call centers and web-based or Internet communications.

      Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers. The sales cycle typically begins with one of our product designs being selected as a component in a potential customer’s computer system or data storage peripheral. Then, we work closely with the customer to integrate our components with the customer’s current and next generation products or platforms. The time to product shipment can typically range from six to eighteen months.

      In addition to sales and marketing efforts, we actively participate with industry organizations relating to the development and acceptance of industry standards. We collaborate with peer companies through co-marketing activities, collateral development, joint training, road tours and cooperative testing and certifica-

tions. Finally, to ensure and promote multi-vendor interoperation, we maintain extensive interoperability certification programs and testing laboratories.

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

      We are engaged in the design and development of integrated circuits for Fibre Channel switches; switch components; and SCSI, iSCSI and Fibre Channel I/O controllers and HBAs. We also design and develop SCSI and Fibre Channel hard disk drive controllers and management controller semiconductors used in storage peripherals, server enclosures and circuit boards.

      We continue to invest heavily in research and development to expand our capabilities to address the emerging technologies in the rapid evolution of the storage networking industry. During fiscal 2004, 2003 and 2002, we incurred engineering and development expenses of $87.8 million, $81.3 million and $69.7 million, respectively.

      As of March 28, 2004, we had 434 employees engaged in the development of new products and the improvement of existing products, including engineers, technicians and support personnel.

Backlog

      Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Because industry practice allows customers to cancel or change orders with limited advance notice, we believe that backlog at any particular date is not a reliable indicator of our future revenue levels.

Competition

      The markets for SAN infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;

•	product quality, reliability and performance;

•	new product innovation;

•	customer relationships;

•	price;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of SAN components.

      We believe that we compete favorably with respect to each of these factors

      Due to the broad array of components required in the SAN infrastructure, we compete with several companies. In the Fibre Channel HBA market, our primary competitors are Emulex Corporation, LSI Logic Corporation and Applied Micro Circuits Corporation. In the SCSI sector of the I/ O market, we compete primarily with Adaptec, Inc. and LSI Logic Corporation. Our switch products compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc., McData Corporation and Emulex Corporation.

      There are two markets in the Fibre Channel semiconductor controller business. The first market is associated with server and storage controller interfaces. In this market our primary competitors are Agilent

Technologies, Inc. and LSI Logic Corporation. The second market relates to controllers for enterprise disk drives where our primary competitor is LSI Logic Corporation.

      Finally, our enclosure and baseboard management semiconductor controllers compete primarily with Vitesse Semiconductor Corporation and Hitachi, Ltd.

Manufacturing

      We subcontract the manufacturing of our semiconductor chips and HBA boards and switches to independent foundries and subcontractors, which allows us to avoid the high costs of owning, operating and constantly upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing and customer support. Prior to the sale of our semiconductors, switches and HBA products, final tests are performed on the products, including tests required under our ISO 9001 Certification. We also provide fabrication process reliability tests and conduct failure analysis to confirm the integrity of our quality assurance procedures.

      Our semiconductors are currently manufactured by a number of domestic and offshore foundries. Our major semiconductor suppliers are LSI Logic Corporation, Samsung Semiconductor, Inc. and Taiwan Semiconductor Manufacturing Company. Most of our products are manufactured using 0.18 or 0.25 micron process technology.

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

      We currently purchase our semiconductor products from our foundries either in finished form or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form, and to assemble our switches and HBA products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. For our HBA products, we outsource the material procurement and assembly in a turnkey model. Following the assembly of our semiconductor and HBA products, we further test and inspect the products prior to shipment to our customers. For our switch products, we subcontract the material procurement, management, assembly and test processes.

      Most component parts used in our HBA products are standard off-the-shelf items, which are, or can be, dual-sourced. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each HBA, switch and chip product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

      We had 819 employees as of March 28, 2004. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 2.	Properties

      Our principal product development, operations, sales and corporate offices are currently located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We own these three buildings without encumbrance. We have recently entered into a lease for additional facilities in Aliso Viejo, California, which comprise approximately 37,000 square feet. We also lease design centers in Eden Prairie, Minnesota, Roseville, California and Austin, Texas comprising approximately 50,000 square feet, 15,000 square feet and 15,000 square feet, respectively.

Item 3.	Legal Proceedings

      In January 2003, Raytheon Company filed suit in the United States District Court for the Eastern District of Texas, alleging that we, along with seven other defendants, infringe a Raytheon patent directed to a mass data storage system. The suit sought injunctive relief and damages in an unspecified amount. We filed an answer to the complaint in March 2003 and trial was scheduled to begin in September 2004. In February 2004, we settled the lawsuit. Under the terms of the settlement, the lawsuit was dismissed, Raytheon licensed three patents to us (including the patent in dispute), and we paid Raytheon a one-time license fee (which was not material to our financial condition or results of operations).

      In February 2003, Vixel Corporation filed suit in the United States District Court for the District of Delaware (the “First Delaware Action”) alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. These additional patents are directed to substantially the same technology as the original Vixel patent. The suit seeks injunctive relief and damages in an unspecified amount. We filed an answer to the complaint in April 2003 denying all allegations. The suit is in its very early stages and discovery has commenced. We dispute the plaintiff’s claims in the First Delaware Action and intend to defend this lawsuit vigorously.

      In December 2003, we filed suit against Emulex (the new parent company of Vixel) in the United States District Court for the Central District of California (the “California Action”) alleging that Emulex infringes one of the our patents related to a digital switch element used in Fibre Channel systems. The suit seeks unspecified monetary damages as well as injunctive relief.

      During December 2003, we engaged with Emulex in negotiations to settle the First Delaware Action and the California Action. As a result of those discussions, the parties signed a document entitled “terms of agreement” which the parties intended would outline the basis for a settlement agreement. During January and February 2004, the parties attempted to negotiate a settlement agreement based on the previously discussed outline and to date have not been successful in such efforts. In late February 2004, Emulex filed suit in the United States District Court for the District of Delaware (the “Second Delaware Action”) asking the Delaware court for declaratory relief that: (i) the patent in dispute in the California Action is invalid and, if the patent is valid, then Emulex does not infringe the patent; and (ii) the “terms of agreement” is a final and binding settlement of the First Delaware Action and the California Action. This suit is in the very early stages. We dispute the plaintiff’s claims in the Second Delaware Action and intend to defend this lawsuit vigorously.

      Various lawsuits, claims and proceedings have been or may be instituted against us, including the matters discussed above. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to us. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on our financial condition or results of operations. Based on an evaluation of matters which are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Prices

      Shares of our common stock are traded and quoted on The Nasdaq National Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent years as reported on The Nasdaq National Market.

	Sales Prices

Fiscal 2003	High	Low

First Quarter	$52.95	$34.68
Second Quarter	44.80	26.07
Third Quarter	45.39	19.66
Fourth Quarter	43.68	32.13

Fiscal 2004	High	Low

First Quarter	$53.35	$36.90
Second Quarter	53.57	41.26
Third Quarter	58.72	46.76
Fourth Quarter	53.14	40.13

Number of Common Stockholders

      The approximate number of record holders of our common stock was 632 as of May 21, 2004.

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

Recent Sales of Unregistered Securities

      In January 2004, in connection with our prior acquisition of Little Mountain Group, Inc. (LMG), we issued approximately 131,000 shares of common stock to the former stockholders of LMG. These shares were issued in connection with the achievement of certain future performance milestones that were specified at the date of the acquisition. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. For information regarding the issuance of these shares of common stock, see Note 2 to the Consolidated Financial Statements, included in Part II, Item 8 of this report.

Issuer Purchases of Equity Securities

      On October 16, 2002, we announced a stock repurchase program covering repurchases of up to $100 million of our common stock. The stock repurchase program expires October 14, 2004. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal year 2004 under our stock repurchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

December 29, 2003 - January 25, 2004	52,081	$47.57	52,081	$75,000,000
January 26, 2004 - February 22, 2004	565,594	$44.20	565,594	$50,000,000
February 23, 2004 - March 28, 2004	237,200	$42.12	237,200	$40,000,000

Total	854,875	$43.83	854,875	$40,000,000

      The Company had previously purchased 475,200 shares at an average price of $47.40 per share under the program.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended

	March 28,	March 30,	March 31,	April 1,	April 2,
	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$523,860	$440,809	$344,189	$357,542	$216,093
Cost of revenues	166,294	159,370	133,005	128,739	70,982

Gross profit	357,566	281,439	211,184	228,803	145,111

Operating expenses:
Engineering and development	87,755	81,253	69,684	56,315	47,451
Sales and marketing	52,952	44,312	38,323	36,482	22,623
General and administrative	18,102	14,011	16,673	14,828	11,202
Merger and related expenses	—	—	—	22,947	—

Total operating expenses	158,809	139,576	124,680	130,572	81,276

Operating income	198,757	141,863	86,504	98,231	63,835
Interest and other income	16,844	17,356	19,036	18,706	9,181

Income before income taxes	215,601	159,219	105,540	116,937	73,016
Income taxes	81,928	55,746	34,814	48,168	24,701

Net income	133,673	103,473	70,726	68,769	48,315
Accretion on convertible preferred stock	—	—	—	—	12

Net income attributable to common stockholders	$133,673	$103,473	$70,726	$68,769	$48,303

Net income per share:
Basic	$1.42	$1.11	$0.76	$0.76	$0.56

Diluted	$1.39	$1.09	$0.74	$0.72	$0.52

Balance Sheet Data
Cash and cash equivalents and marketable securities	$743,034	$643,197	$492,546	$355,483	$244,449
Working capital	792,783	681,496	535,612	442,702	257,127
Total assets	928,515	817,419	670,015	571,497	394,969
Total stockholders’ equity	867,718	750,735	618,983	523,702	359,325

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes. This Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under “Risk Factors‘ and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We design and supply storage network infrastructure components and software for many of the world’s largest server and storage subsystem manufacturers that ultimately are used by small to medium-sized enterprises, and companies that have large information technology environments. We serve customers with solutions based on various storage area network, or SAN, technologies. Our products are currently based on Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI standards, and we expect that future products may also be based on technology standards such as Serial Attached SCSI. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs, fabric switches and management software that provide the connectivity infrastructure for every size of storage network.

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

     Fiscal Year and Fourth Quarter Financial Highlights and Other Information

      During fiscal 2004, we established new records for annual net revenues and net income. Net revenues during fiscal 2004 of $523.9 million were up 19% from last year; net income of $133.7 million in fiscal 2004 increased 29% from the prior year. The results for fiscal 2004 were highlighted by a 32% increase in Fibre Channel sales and an improvement in gross profit percentage of 450 basis points to 68.3% in fiscal 2004.

      During the fourth quarter of fiscal 2004, we experienced a sequential decline of 6% in our total net revenues from the third quarter of fiscal 2004. Fibre Channel revenues during the fourth quarter declined 4% sequentially primarily due to weaker than expected demand at the end of the quarter for our host bus adapters from two OEMs. Revenues derived from SCSI products declined 15% sequentially during the fourth quarter due to the continued technology transition in our hard disk drive controller product line from SCSI to Fibre Channel technology.

      Overall, sales of our hard disk drive controller chips declined during the fourth quarter of fiscal 2004 due to an expected product transition by one of our hard disk drive manufacturer customers. We expect this transition to begin to ramp in the first quarter of fiscal 2005 with full production expected during the successive two quarters.

      Our long-term outlook for our core Fibre Channel business remains favorable. Based on a foundation of design wins in existing markets, as well as emerging markets such as the small-to-medium business market, we continue to expect favorable growth momentum for our Fibre Channel products. However, as previously mentioned, the hard disk drive controller chip product transition will continue into the first quarter of fiscal 2005. Overall, we expect that our total revenues for the first quarter of fiscal 2005 will range from flat to a 3% increase from the revenues recorded in the fourth quarter of fiscal 2004.

      A summary of the key factors and significant events, which impacted our financial performance during the fourth quarter of fiscal 2004 are as follows:

•	Net revenues of $128.3 million for the fourth quarter of fiscal 2004 decreased sequentially $8.8 million, or 6%, from the $137.1 million reported in the third quarter of fiscal 2004.

•	Gross profit as a percentage of net revenues was 69.6% for the fourth quarter of fiscal 2004, increasing 90 basis points from 68.7% in the third quarter of fiscal 2004. The improvement in our gross profit margin was attributable to a favorable change in product mix and technology mix, and manufacturing related efficiencies. Although we have experienced increases in our gross profit margin during fiscal 2004, there can be no assurance that we will be able to maintain our gross profit margin consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 37.9% for the fourth quarter of fiscal 2004 compared to 38.6% in the third quarter of fiscal 2004, primarily due to the sequential decline in net revenues.

•	Net income of $32.9 million, or $0.34 per diluted share, decreased sequentially 6% from the $35.0 million, or $0.36 per diluted share, in the third quarter of fiscal 2004.

•	During the fourth quarter of fiscal 2004, we repurchased $37.5 million of our common stock in the open market under our corporate stock repurchase program.

•	Cash and cash equivalents and short-term investments of $743.0 million at March 28, 2004 increased $3.9 million (net of the $37.5 million of cash used to repurchase our common stock) during the fourth quarter, due primarily to our net income and the related cash generated from operations.

•	Working capital of $792.8 million at March 28, 2004 increased $1.5 million during the fourth quarter primarily due to our net income and the related cash generated from operations, partially offset by the $37.5 million of cash used to repurchase our common stock.

•	Accounts receivable was $67.4 million as of March 28, 2004, compared to $75.9 million at December 28, 2003. Days sales outstanding (DSO) in receivables as of March 28, 2004 decreased to 48 days from 51 days as of December 28, 2003. Our accounts receivable and DSO are primarily affected by shipment linearity within the quarter and collections performance. The decrease in our accounts receivable and DSO during the fourth quarter of fiscal 2004 was primarily caused by the decline in revenues during the quarter and improved collections in the March quarter. Based on changes in our customers’ procurement models and our current customer mix, we expect that DSO will continue to be in the 45 to 55 day range during fiscal 2005. However, there can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $20.9 million as of March 28, 2004, compared to $17.9 million at December 28, 2003. Our annualized inventory turns in the fourth quarter of fiscal 2004 of 7.5 turns declined from the 9.6 turns in the third quarter of fiscal 2004, principally due to the increase in inventories related to the buildup to satisfy the expected level of customer purchases at the end of the fourth quarter.

RESULTS OF OPERATIONS

Net Revenues

      A summary of our net revenues grouped by technology standard is as follows:

	2004	2003	2002

	(In millions)
Net revenues:
Fibre Channel	$405.1	$307.9	$224.6
SCSI	118.8	132.9	117.9
IDE	—	—	1.7

Total net revenues	$523.9	$440.8	$344.2

Percentage of net revenues:
Fibre Channel	77%	70%	65%
SCSI	23	30	34
IDE	—	—	1

Total net revenues	100%	100%	100%

      The global marketplace for SANs continues to expand in response to the information storage requirements of enterprise and departmental business environments, as well as the emerging small and medium-sized business market. This market expansion has resulted in increased volume shipments of our Fibre Channel products. However, the SAN market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenues have generally been favorably affected by increases in volume shipments (as a result of market expansion and increases in market share) and the release of new products, which tend to have higher average selling prices than the products they are replacing. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining prices on older products.

      Our net revenues are derived primarily from the sale of Fibre Channel and SCSI-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues for fiscal 2004 increased $83.1 million, or 19%, from fiscal 2003. The increase was primarily the result of a $97.2 million, or 32%, increase in Fibre Channel net revenues, due principally to increased shipments of HBAs and switches, which volume increases aggregated 53% and 59%, respectively. These volume increases were partially offset by lower average selling prices. The increase in Fibre Channel net revenues was partially offset by a $14.1 million decrease in sales of SCSI products, primarily due to the continued technology transition in our hard disk drive controller product line from SCSI to Fibre Channel technology. During fiscal 2004, Fibre Channel revenues represented 77% of our net revenues compared to 70% in the prior year. Net revenues for fiscal 2004 included $4.3 million of royalty revenues and $0 non-recurring engineering fees, compared to $0.9 million of royalty revenues and $1.2 million non-recurring engineering fees, respectively, recorded in the prior year. Although royalty revenues are unpredictable, we do not expect them to be significant to our overall revenues in the future.

      Net revenues in fiscal 2003 of $440.8 million increased $96.6 million, or 28%, from fiscal 2002. The increase was the result of an $83.3 million increase in Fibre Channel net revenues and a $15.0 million increase in SCSI net revenues, partially offset by a $1.7 million decrease in IDE-based royalties, which had ceased during fiscal 2002. The increase in Fibre Channel revenues in fiscal 2003 was primarily the result of increased shipments of HBAs, hard disk drive controller chips and management controller chips. The increase in SCSI revenues in fiscal 2003 was primarily due to increased shipments of our hard disk drive controllers. During fiscal 2003, Fibre Channel revenues represented 70% of our net revenues compared to 65% in fiscal 2002, and we expect our Fibre Channel revenues to continue to increase as a percentage of our total revenues due to the transition in our hard disk drive controller product line from SCSI to Fibre Channel technology.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top five customers accounted for 56% of net revenues during fiscal 2004, 60% of net revenues during fiscal 2003 and 55% of net revenues during fiscal 2002.

      A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues during each of the fiscal years is as follows:

	2004	2003	2002

Sun Microsystems	15%	17%	16%
Fujitsu	14%	18%	17%
Hitachi	*	11%	*

*	Less than 10% of net revenues.

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

      Export revenues (primarily to Pacific Rim countries) for fiscal 2004 of $292.6 million increased $53.9 million, or 23%, from fiscal 2003, primarily due to increased sales of Fibre Channel HBAs in the United Kingdom and the Asia-Pacific region. Export revenues in fiscal 2003 of $238.7 million increased $75.3 million, or 46%, from fiscal 2002, primarily due to increased sales to our peripheral chip customers in Japan. As a percentage of net revenues, export revenues accounted for 56% in fiscal 2004, 54% in fiscal 2003 and 47% in fiscal 2002. Export revenues are denominated in U.S. dollars.

      Revenues by geographic area are presented based upon the country of destination. No other country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2004	2003	2002

	(In millions)
United States	$231.3	$202.1	$180.8
Japan	133.2	130.1	98.4
United Kingdom	57.8	31.8	34.7
Rest of world	101.6	76.8	30.3

	$523.9	$440.8	$344.2

Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	2004	2003	2002

	(In millions)
Gross profit	$357.6	$281.4	$211.2
Percentage of net revenues	68.3%	63.8%	61.4%

      Gross profit for fiscal 2004 increased $76.2 million or 27%, from gross profit for fiscal 2003. The gross profit percentage for fiscal 2004 increased 450 basis points from the prior year to 68.3%. The increase in gross profit percentage during for fiscal 2004 compared to fiscal 2003 was due primarily to favorable shifts in the product mix and technology mix, including increased sales of higher margin Fibre Channel-based products. In addition, the gross profit percentage was favorably affected by manufacturing efficiencies realized from the increase in production and improved inventory management during fiscal 2004, as well as the $3.4 million increase in royalty revenues.

      During fiscal 2003, gross profit increased $70.3 million or 33%, from gross profit for fiscal 2002. The gross profit percentage for fiscal 2003 increased 240 basis points from the prior year to 63.8%. The increase in gross profit percentage was due primarily to increased sales of higher margin Fibre Channel-based products, as well as manufacturing efficiencies realized from the increase in production.

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

Operating Expenses

      Our operating expenses are summarized in the following table:

	2004	2003	2002

	(In millions)
Operating expenses:
Engineering and development	$87.8	$81.3	$69.7
Sales and marketing	52.9	44.3	38.3
General and administrative	18.1	14.0	16.7

Total operating expenses	$158.8	$139.6	$124.7

Percentage of net revenues:
Engineering and development	16.7%	18.4%	20.2%
Sales and marketing	10.1	10.1	11.1
General and administrative	3.5	3.2	4.9

Total operating expenses	30.3%	31.7%	36.2%

      Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. Engineering and development expenses of $87.8 million for fiscal 2004 increased $6.5 million, or 8%, from fiscal 2003. The increase in engineering and development expenses in fiscal 2004 was due primarily to a $5.1 million increase in compensation and related benefit costs. The increase in our headcount and associated costs during fiscal 2004 was primarily the result of our continued development efforts in support of products based on the Fibre Channel and iSCSI technologies.

      During fiscal 2003, engineering and development expenses of $81.3 million increased $11.6 million, or 17%, from fiscal 2002. The increase in engineering and development expenses in fiscal 2003 primarily reflects an $8.6 million increase in compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of existing and future technologies and the accelerated launch of new products. In addition, costs associated with depreciation, leased assets and maintenance contracts increased $2.7 million as result of increased requirements for assets used in engineering and development activities.

      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued

investments and the increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses of $52.9 million for fiscal 2004 increased $8.6 million, or 19%, from fiscal 2003. The increase in sales and marketing expenses in fiscal 2004 was due primarily to a $3.5 million increase in promotional activities directed at increasing market awareness and acceptance of our products, a $2.8 million increase in compensation and related benefit costs associated with the continued expansion of our sales and marketing groups and a $1.2 million increase in travel costs in support of new market and customer opportunities.

      During fiscal 2003, sales and marketing expenses of $44.3 million increased $6.0 million, or 16%, from fiscal 2002. The increase in sales and marketing expenses for fiscal 2003 primarily reflects an increase of $2.6 million in compensation and related benefit costs associated with the expansion of our sales and marketing groups, an increase of $2.0 million in sales commissions earned by independent sales representatives as a result of the significant increase in our net revenues and an increase of $1.0 million for costs associated with promotional and marketing-related programs in support of increased revenues.

      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for fiscal 2004 of $18.1 million increased $4.1 million, or 29%, from fiscal 2003. The increase in general and administrative expenses in fiscal 2004 was primarily due to the accrual of settlement costs totaling $1.8 million associated with legal claims and increased legal costs aggregating $1.2 million associated with the defense of legal proceedings.

      During fiscal 2003, general and administrative expenses of $14.0 million decreased $2.7 million, or 16%, from fiscal 2002. The decrease in general and administrative expenses for fiscal 2003 resulted principally from a reduction in amortization expense associated with certain intangible assets and a lower provision for uncollectible accounts receivable, partially offset by increases in headcount and personnel-related expenses. The reduction in the amortization expense in fiscal 2003 includes $1.1 million associated with certain intangible assets that were fully amortized in fiscal 2002, and the elimination of $1.1 million of goodwill amortization in connection with our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2002. The provision for uncollectible accounts receivable of $(0.6) million for fiscal 2003 resulted from accounts receivable collections more favorable than previously estimated; in fiscal 2002 the provision for uncollectible accounts receivable was $1.1 million. Excluding the effect of the reduction of the amortization expense and the provision for uncollectible accounts, our general and administrative expenses for fiscal 2003 increased by $1.2 million, primarily due to an increase in compensation and related benefit costs for additional personnel for the expansion of our corporate infrastructure.

      In connection with the growth of our business, we expect general and administrative expenses (excluding the costs for legal defense and settlements associated with legal proceedings) will continue to increase in the future.

Non-Operating Income

      Interest and other income for fiscal 2004 of $16.8 million is comprised principally of interest income related to our portfolio of marketable securities. The $0.5 million decline in interest and other income in fiscal

2004 from the prior year was due to a decline in investment income during fiscal 2004, partially offset by the $4.0 million of write-downs of non-marketable investments recorded in fiscal 2003. Excluding the effect of the write-downs of non-marketable securities, interest and other income decreased by $4.5 million during fiscal 2004, primarily due to a $3.1 million reduction of gains on sales of investments from the prior year. In addition, interest income decreased by $1.6 million due to declining yields on our portfolio of marketable securities, partially offset by increased earnings due to larger investment balances.

      During fiscal 2003, interest and other income of $17.4 million is comprised principally of interest income and investment gains related to our portfolio of marketable securities, partially offset by write-downs of non-marketable investments. The $1.7 million decline in interest and other income in fiscal 2003 from the prior year was primarily due to a $4.0 million write-down of non-marketable investments and a $1.2 million decrease in interest income due to declining interest rates on our portfolio of marketable securities, partially offset by a $3.5 million increase in realized gains on sales of marketable securities. During fiscal 2003, the carrying values of certain non-marketable investments were written down to their estimated fair value of zero. These investments consisted of equity interests in early stage technology companies which we had accounted for under the cost method. We estimated the fair value of these investments based on available financial and other information, including the then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

Income Taxes

      Our effective tax rate approximated 38% in fiscal 2004, 35% in fiscal 2003 and 33% in fiscal 2002. The increase in the tax rate in fiscal 2004 and 2003 was due primarily to an increase in income before income taxes, without a corresponding increase in tax benefits associated with research activities and export sales. Although we do not expect our effective tax rate to increase at a rate consistent with the recent historical trend, we do expect upward pressure on our effective tax rate in fiscal 2005 for substantially the same reason experienced in fiscal 2004 and 2003. Furthermore, the pending expiration of the federal research credit on June 30, 2004 and the anticipated repeal of tax benefits associated with export sales may have an adverse effect on our effective tax rate during fiscal 2005.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $743.0 million at March 28, 2004, compared to $643.2 million at March 30, 2003. The increase was attributable to positive cash flow from operations, primarily net income, during fiscal 2004. Our working capital, during fiscal 2004, increased $111.3 million to $792.8 million. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

      Cash provided by operating activities was $157.2 million for fiscal 2004 and $155.3 million for fiscal 2003. The increase in the cash provided by operating activities was due to the increase in net income, partially offset by a larger investment in working capital during fiscal 2004 compared to the prior year. The operating cash flow for fiscal 2004 reflects our net income of $133.7 million and $41.7 million of non-cash charges (depreciation and amortization, deferred income taxes and other), partially offset by a net increase in the non-cash components of our working capital of $18.2 million. The increase in the non-cash components of working capital was primarily due to a $17.2 million increase in accounts receivable as a result of an overall increase in sales during the fourth quarter of fiscal 2004 over the corresponding period of fiscal 2003 and an increase in days sales outstanding from 38 days at the end of fiscal 2003 to 48 days at the end of fiscal 2004 as a result of changes in our customers’ procurement models and our current customer mix. In addition, the increase in non-cash components of working capital included an $8.5 million decrease in income taxes payable, partially offset by an increase in operating liabilities associated with the expansion of our business and the related timing of the payment obligations.

      Cash used in investing activities of $103.7 million for fiscal 2004 includes net purchases of marketable securities of $81.4 million and additions to property and equipment of $22.3 million. During fiscal 2003, cash used in investing activities of $102.3 million, included net purchases of marketable securities of $84.9 million and additions to property and equipment of $15.7 million.

      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

      Cash used in financing activities of $34.8 million for fiscal 2004 resulted from our purchase of $57.0 million of treasury stock, partially offset by $22.3 million of proceeds from the issuance of common stock under our stock plans. During fiscal 2003, the $8.6 million of cash provided by financing activities resulted from $11.6 million of proceeds from the issuance of common stock under our stock plans, partially offset by our purchase of $3.0 million of treasury stock.

      In October 2002, our Board of Directors authorized a stock repurchase program to acquire our outstanding common stock. Under the program, up to $100 million of our common stock may be repurchased over two years. During fiscal 2004, we repurchased 1,239,000 shares of our common stock for an aggregate purchase price of $57.0 million. As of March 28, 2004, we have repurchased 1,330,000 shares of our common stock for an aggregate purchase price of $60.0 million since inception of the program. The shares repurchased have been taken in as treasury shares and will be held as treasury shares until our Board of Directors designates that these shares be retired or used for some other purpose.

      During April and May 2004, we purchased an additional 1,426,000 shares of common stock under the stock repurchase program for an aggregate purchase price of $40.0 million. With these purchases of common stock, we have repurchased the entire amount authorized pursuant to the program.

      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their impact on our cash flows in future fiscal years is as follows:

					2009-
	2005	2006	2007	2008	2010	Total

	(In millions)
Operating leases	$6.2	$4.9	$3.2	$1.2	$1.8	$17.3
Non-cancelable purchase obligations	35.0	0.2	—	—	—	35.2

Total	$41.2	$5.1	$3.2	$1.2	$1.8	$52.5

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

      We recognize revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on subsequent resale of our products. However, certain of our sales are made to distributors under agreements allowing for a limited right to return unsold product. We recognize revenue from these distributors when the product is sold by the distributor to a third party. Royalty and service revenue is recognized when earned and receipt is assured.

      An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by analyzing specific customer accounts and applying historical loss rates to the aging of remaining accounts receivable balances. If the financial condition of our customers were to deteriorate, resulting in their inability to pay their accounts when due, additional reserves might be required.

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

RISK FACTORS

      Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

      We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that we will maintain our current gross margins or profitability in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	changes in purchasing patterns by one or more of our customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the time, availability and sale of new products;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	adjustments related to product returns;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	adoption of new accounting pronouncements or changes in our policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact information technology spending.

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

Our business is dependent on the continued growth of the storage area network (SAN) market and if this market does not continue to develop and expand as we anticipate, our business will suffer.

      A significant number of our products are used in SANs and, therefore, our business is dependent on the SAN market. Accordingly, the widespread adoption of SANs for use in organizations’ computing systems is critical to our future success. SANs are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Our success in generating revenue in the SAN market will depend on, among other things, our ability to:

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

      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated from Fibre Channel technology. Our competitors are developing alternative technologies, such as iSCSI, InfinibandTM, Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (sATA) that may compete with the market acceptance of our Fibre Channel products. If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top five customers accounted for 56% of net revenues during the fiscal year ended March 28, 2004 and 60% of net revenues during the fiscal year ended March 30, 2003. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to enter into a business combination with one of our competitors.

      Additionally, some of these customers are based in the Pacific Rim region, which is subject to economic and political uncertainties. Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition or results of operations.

Our business may be subject to seasonal fluctuations and uneven sales patterns in the future.

      Many of our OEM customers experience seasonality and uneven sales patterns in their businesses. For example, some of our customers close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter; and other customers experience spikes in sales during the fourth calendar quarter of each year. Since a large percentage of our products are sold to OEM customers who experience seasonal fluctuations and uneven sales patterns in their businesses, we could continue to experience similar seasonality and uneven sales patterns. In addition, as our business model moves to a “hub model” in which our customers increasingly require us to maintain products at hub locations near our customer facilities, it becomes easier for our customers to order products with very short lead times, and as a result makes it increasingly difficult for us to predict sales trends. In addition, our quarterly fiscal periods often do not correspond with the fiscal quarters of our customers, and this may result in uneven sales patterns between quarters. It is difficult for us to evaluate the degree to which the seasonality and uneven sales patterns of our OEM customers may affect our business in the future because the historical growth of our business may have lessened the effect of this seasonality and uneven sales patterns on our business in the past.

Competition within our product markets is intense and includes numerous established competitors.

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec, Inc. and LSI Logic Corporation in the SCSI sector of the input/output, or I/ O, market. In the Fibre Channel host bus adapter sector of the I/ O market, we compete primarily with Emulex Corporation, LSI Logic Corporation and Applied Micro Circuits Corporation. In the Fibre Channel host controller chip sector of the market, we compete primarily with Agilent Technologies, Inc. and LSI Logic Corporation. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc., McData Corporation and Emulex Corporation. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation and Hitachi, Ltd. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large OEM customer in the past decided to vertically integrate and therefore stopped purchasing products from us.

      We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of SAN products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

We expect the pricing of our products to continue to decline, which could reduce our revenues, gross margins, and profitability.

      We expect the average unit prices of our products (on a product to product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing cost, our total revenues and gross margins may decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our operating results and gross margins may be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.

Our distributors may not adequately distribute our products and their reseller customers may purchase products from our competitors, which could negatively affect our operations.

      Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.

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

      Historically, the electronics industry has developed higher performance application specific integrated circuits, or ASICs, which create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously offered ASICs to customers for certain applications that have effectively resulted in a lower-priced solution when compared to an HBA solution. This transition to ASICs may also occur with respect to other current and future products. The result of this transition may have an adverse effect on our business, financial condition or results of operations. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange server and storage solutions to products for the small and medium-sized business market.

Terrorist activities and resulting military actions could adversely affect our business.

      Terrorist attacks have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States, Europe and the Pacific Rim, and the military action and heightened security measures in response to such threat, may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, interruptions or delays in our receipt of products from our suppliers, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, financial condition or results of operations.

Because we depend on foreign customers and suppliers, we are subject to international economic, regulatory, political and other risks that could harm our financial condition and results of operations.

      Export revenues accounted for 56% of our net revenues for the fiscal year ended March 28, 2004. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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

We may need to enter into agreements to guarantee that we have production capacity, which may require the expenditure of substantial funds.

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

      Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. If we lose the services of key personnel or fail to hire personnel for key positions, our business would be adversely affected. We believe that the market for key personnel in the industries in which we compete is highly competitive. In particular, periodically we have experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipate that competition for such personnel will increase in the future. We may not be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future or to manage our business, both in the United States and abroad.

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

      We have received notices of claimed infringement of intellectual property rights in the past. In addition, we are currently engaged in litigation with parties who claim we have infringed on their intellectual property rights. See Note 10 of Notes to Consolidated Financial Statements. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us with respect to existing and future products. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

Changes in income tax laws or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

      We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rates could be adversely affected by changes in tax laws or interpretations thereof, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our financial condition or results of operations.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

      We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed, and are currently considering, changes to United States generally accepted accounting principles that would require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to us.

Our charter document and stockholder rights plan may discourage companies from acquiring us and offering our stockholders a premium for their stock.

      Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock without any vote or future action by the stockholders. Pursuant to this authority, in June 1996, our board of directors adopted a stockholder rights plan and declared a dividend of a right to purchase preferred stock for each outstanding share of our common stock. After adjustment for stock splits, our common stock now carries one-eighth of a preferred stock purchase right per share. The stockholder rights plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 28, 2004, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of March 28, 2004, unrealized gains of $4.0 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 28, 2004 and March 30, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets as of April 1, 2002.

KPMG LLP

Orange County, California

April 28, 2004, except as to the
     third paragraph of Note 7,
     which is as of May 28, 2004

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
March 28, 2004 and March 30, 2003

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$156,593	$137,810
Short-term investments	586,441	505,387
Accounts receivable, less allowance for doubtful accounts of $1,372 and $2,830 as of March 28, 2004 and March 30, 2003, respectively	67,355	49,694
Inventories	20,935	19,365
Other current assets	22,256	35,924

Total current assets	853,580	748,180
Property and equipment, net	67,224	59,813
Other assets	7,711	9,426

	$928,515	$817,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,570	$15,301
Accrued compensation	18,849	21,997
Income taxes payable	10,691	19,201
Other current liabilities	12,687	10,185

Total current liabilities	60,797	66,684

Commitments and contingencies
Subsequent event (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 95,440,000 and 93,945,000 shares issued at March 28, 2004 and March 30, 2003, respectively	95	94
Additional paid-in capital	482,039	442,594
Retained earnings	442,126	308,453
Accumulated other comprehensive income	4,028	4,346
Treasury stock, at cost: 1,330,000 and 91,000 shares at March 28, 2004 and March 30, 2003, respectively	(59,992)	(2,978)
Deferred stock-based compensation	(578)	(1,774)

Total stockholders’ equity	867,718	750,735

	$928,515	$817,419

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 28, 2004, March 30, 2003 and March 31, 2002

	2004	2003	2002

	(In thousands, except per
	share amounts)
Gross revenues	$523,860	$444,037	$349,690
Stock-based sales discounts	—	3,228	5,501

Net revenues	523,860	440,809	344,189
Cost of revenues	166,294	159,370	133,005

Gross profit	357,566	281,439	211,184

Operating expenses:
Engineering and development	87,755	81,253	69,684
Sales and marketing	52,952	44,312	38,323
General and administrative	18,102	14,011	16,673

Total operating expenses	158,809	139,576	124,680

Operating income	198,757	141,863	86,504
Interest and other income	16,844	17,356	19,036

Income before income taxes	215,601	159,219	105,540
Income taxes	81,928	55,746	34,814

Net income	$133,673	$103,473	$70,726

Net income per share:
Basic	$1.42	$1.11	$0.76

Diluted	$1.39	$1.09	$0.74

Number of shares used in per share calculation:
Basic	94,281	93,469	92,645

Diluted	96,246	95,354	95,126

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 28, 2004, March 30, 2003 and March 31, 2002

	Common Stock				Accumulated
			Additional		Other		Deferred	Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stock-Based	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Compensation	Equity

	(In thousands)
Balance at April 1, 2001	92,324	$92	$393,383	$134,253	$1,724	$—	$(5,751)	$523,702
Net income	—	—	—	70,726	—	—	—	70,726
Change in unrealized gains on Investments, net of tax	—	—	—	—	(1,479)	—	—	(1,479)

Comprehensive income								69,247
Issuance of common stock under stock plans (including tax benefit of $7,512)	664	1	16,277	—	—	—	—	16,278
Common stock issued related to business acquisition	41	—	2,182	—	—	—	—	2,182
Warrants issued in connection with product sales	—	—	5,501	—	—	—	—	5,501
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,073	2,073

Balance at March 31, 2002	93,029	93	417,343	204,980	245	—	(3,678)	618,983
Net income	—	—	—	103,473	—	—	—	103,473
Change in unrealized gains on investments, net of tax	—	—	—	—	4,101	—	—	4,101

Comprehensive income								107,574
Issuance of common stock under stock plans (including tax benefit of $6,037)	807	1	17,659	—	—	—	—	17,660
Common stock issued related to business acquisition	109	—	4,364	—	—	—	—	4,364
Purchase of treasury stock	(91)	—	—	—	—	(2,978)	—	(2,978)
Warrants issued in connection with product sales	—	—	3,228	—	—	—	—	3,228
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,904	1,904

Balance at March 30, 2003	93,854	94	442,594	308,453	4,346	(2,978)	(1,774)	750,735
Net income	—	—	—	133,673	—	—	—	133,673
Change in unrealized gains on investments, net of tax	—	—	—	—	(318)	—	—	(318)

Comprehensive income								133,355
Issuance of common stock under stock plans (including tax benefit of $10,640)	1,084	1	32,899	—	—	—	—	32,900
Common stock issued related to business acquisition	131	—	6,546	—	—	—	—	6,546
Common stock issued upon exercise of warrants	280	—	—	—	—	—	—	—
Purchase of treasury stock	(1,239)	—	—	—	—	(57,014)	—	(57,014)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,196	1,196

Balance at March 28, 2004	94,110	$95	$482,039	$442,126	$4,028	$(59,992)	$(578)	$867,718

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 28, 2004, March 30, 2003 and March 31, 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$133,673	$103,473	$70,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,829	14,706	12,967
Deferred income taxes	15,420	5,937	9,338
Tax benefit from issuance of stock under stock plans	10,640	6,037	7,512
Amortization of deferred stock-based compensation	1,196	1,904	2,073
Provision for losses on accounts receivable	(450)	(550)	1,125
Loss on disposal of property and equipment	43	1,478	254
Stock-based sales discounts	—	3,228	5,501
Write-down of non-marketable investments	—	4,000	—
Changes in assets and liabilities:
Accounts receivable	(17,211)	(10,784)	14,103
Inventories	(1,570)	5,393	21,752
Other assets	(37)	(1,229)	(2,808)
Accounts payable	3,269	276	(2,992)
Accrued compensation	(3,148)	6,855	(271)
Income taxes payable	(8,510)	10,606	2,300
Other liabilities	9,048	3,974	7,606

Net cash provided by operating activities	157,192	155,304	149,186

Cash flows from investing activities:
Purchases of marketable securities	(974,494)	(858,202)	(404,751)
Sales and maturities of marketable securities	893,122	773,338	214,059
Additions to property and equipment	(22,283)	(15,704)	(14,486)
Acquisition of business, net of cash acquired	—	(1,695)	(1,923)
Purchase of non-marketable investments	—	—	(3,000)

Net cash used in investing activities	(103,655)	(102,263)	(210,101)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	22,260	11,623	8,766
Purchase of treasury stock	(57,014)	(2,978)	—

Net cash provided by (used in) financing activities	(34,754)	8,645	8,766

Net increase (decrease) in cash and cash equivalents	18,783	61,686	(52,149)
Cash and cash equivalents at beginning of year	137,810	76,124	128,273

Cash and cash equivalents at end of year	$156,593	$137,810	$76,124

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$17

Income taxes	$64,783	$35,370	$14,993

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with business acquisition	$6,546	$4,364	$2,182

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

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

      The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2004, 2003 and 2002 each comprised fifty-two weeks and ended on March 28, 2004, March 30, 2003 and March 31, 2002, respectively.

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

      The Company sells its products to OEMs and distributors throughout the world. As of March 28, 2004 and March 30, 2003, the Company had three and two customers, respectively, which individually accounted for 10% or more of the Company’s accounts receivable. Such customers accounted for an aggregate of 40% and 29% of the Company’s accounts receivable at March 28, 2004 and March 30, 2003. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Marketable Securities and Investments

      The Company’s marketable securities are invested primarily in debt securities, including municipal bonds, corporate bonds and government securities. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based on quoted market prices. The Company’s available-for-sale marketable securities are included in short-term investments in the accompanying consolidated balance sheets. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains or losses and other than temporary declines in fair value are determined on a specific identification basis and reported in other income and expense as incurred. Net realized gains on marketable securities are included in interest and other income in the accompanying consolidated statements of income and aggregated $1.1 million, $4.2 million and $0.8 million in fiscal year 2004, 2003 and 2002, respectively.

      Non-marketable investments, where the Company is unable to exercise significant influence over the investee, are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

      During fiscal 2003, the Company recorded charges of $4.0 million to write down the carrying value of certain non-marketable investments to their estimated fair value of zero. These investments consisted of equity

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other than temporary.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 39.5 years for buildings, five to fifteen years for building and land improvements, and two to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

Goodwill and Intangible Assets

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

      The following table presents the impact of SFAS 142 on net income and net income per share had SFAS 142 been in effect for all periods presented:

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net income, as reported	$133,673	$103,473	$70,726
Amortization of goodwill	—	—	1,109

Net income, as adjusted	$133,673	$103,473	$71,835

Net income per share:
Basic, as reported	$1.42	$1.11	$0.76
Diluted, as reported	$1.39	$1.09	$0.74
Basic, as adjusted	$1.42	$1.11	$0.78
Diluted, as adjusted	$1.39	$1.09	$0.76

      The adjusted net income and related per share amounts do not reflect an adjustment for the income tax effect related to the amortization of goodwill, since no income tax benefit was recorded in connection with the goodwill amortization included in the Company’s consolidated financial statements.

Impairment of Goodwill and Long-Lived Assets

      In accordance with the provisions of SFAS No. 142, goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur indicating that the carrying value of the goodwill may be impaired. The two-step impairment test is used to identify potential goodwill impairments and to measure the amount of any goodwill impairment loss to be recognized. During the first step of the impairment analysis, the fair value of the reporting unit (as defined by SFAS No. 142) is compared to its net book value. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of any impairment loss.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter and utilizes the two-step process. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. During the annual goodwill impairment test in fiscal 2004, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.

      Long-lived assets, including other purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Warranty

      The Company’s products typically carry a warranty for periods of one to five years. The Company records a liability for product warranty obligations at the time of sale based on historical warranty experience. Warranty expense is not material to the accompanying consolidated financial statements.

Comprehensive Income

      Comprehensive income includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income consists of unrealized gains on the available-for-sale securities, net of income taxes.

Stock-Based Compensation

      The Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s stock-based employee compensation plans (including shares issued under the Company’s stock option and employee stock purchase plans, collectively the “Options”) is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statements of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of Options at the date of grant is recognized in earnings over the vesting period. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS 148 as of March 30, 2003 and continues to follow APB 25 for stock-based employee compensation.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net income, as reported	$133,673	$103,473	$70,726
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	742	1,237	1,369
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(35,463)	(37,613)	(29,961)

Pro forma net income	$98,952	$67,097	$42,134

Net income per share:
Basic, as reported	$1.42	$1.11	$0.76
Diluted, as reported	$1.39	$1.09	$0.74
Basic, pro forma	$1.05	$0.72	$0.45
Diluted, pro forma	$1.03	$0.70	$0.44

      The fair value of Options granted has been estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan

	2004	2003	2002	2004	2003	2002

Fair value	$20.22	$21.13	$37.15	$10.45	$11.71	$14.09
Expected volatility	50%	74%	106%	50%	74%	106%
Risk-free interest rate	2.4%	2.5%	5.4%	1.0%	1.6%	2.9%
Expected life (years)	4.0	4.0	5.0	0.25	0.25	0.25
Dividend yield	—	—	—	—	—	—

      The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s Options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of the Company’s Options.

Performance-Based Warrants

      Warrants granted in connection with sales transactions are accounted for at their fair value, using the Black-Scholes valuation model, in the period earned in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The warrants are recorded as stock-based sales discounts and presented as a reduction to gross revenues in the accompanying consolidated statements of income.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Acquisitions and Dispositions

Little Mountain Group, Inc.

      On January 23, 2001, the Company acquired the outstanding common stock of Little Mountain Group, Inc. (LMG), for cash, stock and additional consideration related to performance milestones which could aggregate up to $30 million over a four-year period. LMG is a designer of iSCSI silicon and board level products to enable an Ethernet Storage Area Network. The Company accounted for the transaction as a purchase. Accordingly, the excess purchase price paid over the fair value of the LMG net assets acquired of $5.7 million was recorded as goodwill. This goodwill was being amortized over five years until the adoption of SFAS 142 in fiscal 2003. The structure of the acquisition includes payments of stock based on performance milestones to be achieved over the next four fiscal years. These payments will be charged to engineering and development expense as the performance milestones are achieved. During fiscal 2004, 2003 and 2002, the Company issued approximately 131,000, 109,000 and 41,000 shares of common stock in connection with the achievement of the performance milestones. The fair value of the shares issued in fiscal 2004, 2003 and 2002 was $6.5 million, $4.4 million and $2.2 million, respectively.

      At March 28, 2004, a performance payment to the former stockholders of LMG of $1.2 million was included in other current liabilities in the accompanying consolidated balance sheets.

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

      During fiscal year 2002, the Company recorded the final performance payment to the former stockholders of SDR of $1.7 million, which was comprised of $1.1 million written-off as acquired in-process technology and $0.6 million was capitalized as completed technology.

     Adaptive RAID Technology

      On February 26, 2001, the Company sold its Adaptive RAID technology to Yotta Yotta, Inc. in exchange for a $7.5 million note receivable. The note was immediately payable upon completion of Yotta Yotta, Inc.’s qualified financing, or at the note’s maturity in January 2004. Due to the uncertainty regarding collection of the note, the Company deferred the gain from the sale of this technology until the collection of the note receivable from Yotta Yotta, Inc.

      In September 2003, the Company and Yotta Yotta amended the purchase agreement and the original consideration consisting of the $7.5 million note receivable was substituted with a future royalty arrangement. Under the amended agreement, Yotta Yotta is required to pay future royalties on certain of its products for ten years or until all amounts previously owed to the Company pursuant to the original agreement are repaid. During fiscal 2004, royalty revenues recognized by the Company were immaterial.

Note 3. Net Income per Share

      Basic net income per share is based on the weighted-average number of common shares outstanding during the periods presented. Diluted income per share is based on the weighted-average number of common

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants which have been treated as dilutive potential common shares.

      The following table sets forth the computations of basic and diluted net income per share:

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net income	$133,673	$103,473	$70,726

Shares:
Weighted-average shares outstanding — basic	94,281	93,469	92,645
Dilutive potential common shares, using treasury stock method	1,965	1,885	2,481

Weighted-average shares outstanding — diluted	96,246	95,354	95,126

Net income per share:
Basic	$1.42	$1.11	$0.76

Diluted	$1.39	$1.09	$0.74

      Options to purchase 5,063,000, 6,879,000 and 4,089,000 shares of common stock have been excluded from the diluted net income per share calculation for fiscal 2004, 2003 and 2002, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Marketable Securities

      As of March 28, 2004, unrealized gains of $4.0 million (net of related income taxes of $2.4 million) are included in accumulated other comprehensive income. The Company’s portfolio of available-for-sale securities consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
March 28, 2004
Municipal bonds	$73,102	$28	$—	$73,130
Corporate bonds	137,166	2,828	(35)	139,959
U.S. Government securities	393,724	3,519	(111)	397,132
Other debt securities	134,886	248	(19)	135,115

Total available-for-sale securities	738,878	6,623	(165)	745,336
Less amounts classified as cash equivalents	158,895	—	—	158,895

	$579,983	$6,623	$(165)	$586,441

March 30, 2003
Municipal bonds	$18,960	$212	$—	$19,172
Corporate bonds	107,967	2,808	(95)	110,680
U.S. Government securities	399,220	3,778	(166)	402,832
Other debt securities	111,943	180	—	112,123

Total available-for-sale securities	638,090	6,978	(261)	644,807
Less amounts classified as cash equivalents	139,420	—	—	139,420

	$498,670	$6,978	$(261)	$505,387

      The amortized cost and estimated fair value of debt securities as of March 28, 2004, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Due in one year or less	$288,929	$289,404
Due after one year through three years	361,921	366,363
Due after three years	88,028	89,569

	$738,878	$745,336

Note 5. Inventories

      Components of inventories are as follows:

	2004	2003

	(In thousands)
Raw materials	$4,024	$10,887
Finished goods	16,911	8,478

	$20,935	$19,365

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Property and Equipment

      Components of property and equipment are as follows:

	2004	2003

	(In thousands)
Land	$11,663	$11,663
Building and improvements	23,082	22,402
Product and test equipment	68,805	60,310
Furniture and fixtures	4,916	3,840
Semiconductor tooling	11,534	6,589

	120,000	104,804
Less accumulated depreciation and amortization	52,776	44,991

	$67,224	$59,813

Note 7.	Stockholders’ Equity

Capital Stock

      The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. The preferred stock, of which no shares have been issued, includes 200,000 shares designated as Series A Junior Participating Preferred Stock (Series A Preferred Stock). As of March 28, 2004 and March 30, 2003, the Company had 95.4 million and 93.9 million shares of common stock issued, respectively. At March 28, 2004, 17.5 million shares of common stock were reserved for the exercise of issued and unissued common stock options and 1.9 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock

      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. During fiscal 2004 and 2003, the Company purchased treasury stock totaling $57.0 million and $3.0 million, respectively. As of March 28, 2004, the Company had purchased 1.3 million shares of treasury stock under the stock repurchase program. The shares repurchased have been taken in as treasury shares and will be held as treasury shares until the Company’s Board of Directors designates that these shares be retired or used for some other purpose.

      During April and May 2004, the Company purchased an additional 1.4 million shares of common stock under the stock repurchase program for an aggregate purchase price of $40.0 million. With these purchases of common stock, the Company has repurchased the entire amount authorized pursuant to the program.

     Stockholder Rights Plan

      On June 4, 1996, the Board of Directors of the Company unanimously adopted a Stockholder Rights Plan (the Rights Plan) pursuant to which it declared a dividend distribution of preferred stock purchase rights (a Right) upon all of the outstanding shares of the common stock.

      The Rights dividend was paid on June 20, 1996 to the holders of record of shares of common stock on that date, at the rate of one-eighth of one whole Right per one share of common stock, as adjusted pursuant to the Company’s stock splits. Each share of common stock presently outstanding that had been issued since

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has 200,000 whole shares of Series A Preferred Stock authorized (40,000,000 Units authorized), of which no shares or Units are issued or outstanding at March 28, 2004. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company’s assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, is subject to adjustment in the event of each and any stock split, stock dividend or similar event.

Note 8.	Stock Plans

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of March 28, 2004 and March 30, 2003, ESPP participant contributions of $0.8 million and $0.5 million, respectively, were included in other current liabilities in the accompanying consolidated balance sheets. The total number of shares issued under the ESPP was 136,000, 121,000 and 104,000 during fiscal 2004, 2003 and 2002, respectively.

Incentive Compensation Plans

      On January 12, 1994, the Company’s Board of Directors adopted the QLogic Corporation Stock Awards Plan (the Stock Awards Plan) and the QLogic Corporation Non-Employee Director Stock Option Plan (the Director Plan) (collectively, the Stock Option Plans). Additionally, the Company has issued options on an ad hoc basis from time to time.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Stock Awards Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The Stock Awards Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. No shares of restricted stock have been issued under the Stock Awards Plan.

      Options granted under the Company’s Stock Awards Plan provide that an employee holding a stock option may exchange mature stock, which the employee already owns, as payment against the exercise of an option. This provision applies to all options outstanding as of March 28, 2004. All stock options granted under the Company’s Stock Awards Plan have ten-year terms and vest over four years from the date of grant.

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

      As of March 28, 2004, options to purchase 11.6 million shares and 616,000 shares of common stock were held by employees and directors, respectively. Shares available for future grant aggregated 4.7 million and 565,000 under the Stock Awards Plan and the Director Plan, respectively.

      In addition, options granted in fiscal 1995 outside of the Company’s Stock Option Plans to purchase an additional 30,000 shares of common stock were outstanding as of March 28, 2004. These options had four-year vesting terms and have a ten-year expiration date.

     Warrants

      As part of an agreement with Sun Microsystems, Inc. (Sun), the Company granted a warrant to Sun to purchase a certain number of shares of the Company’s common stock based upon the volume of revenue received from Sun. The warrant shares were earned at the rate of one share for each $127.00 of switch product revenue the Company received from Sun through September 30, 2002. In each period in which the warrant shares were earned, a non-cash sales discount was recorded. The amount of the non-cash sales discount was the fair value of the warrant shares, which were earned in the period. The fair value of the warrant shares was calculated by using the Black-Scholes valuation model. The assumptions used in the fair value calculation of the warrant shares were generally consistent with those assumptions used in computing the Company’s stock-based compensation pro forma disclosures (see Note 1), except as to the term of the warrants, which was the contractual term. In connection with this agreement, the Company issued warrants to purchase 390,000 shares of its common stock with an exercise price of $13.84 per share. As of March 30, 2003, all of warrants were outstanding.

      In January 2004, the warrant holder, using a cashless exercise feature pursuant to the original agreement, exercised the warrants and the Company issued 280,000 shares of common stock in full settlement of its obligation under the warrants.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Options

      A summary of stock option activity follows (shares in thousands):

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,844	$43.34	9,352	$42.41	7,499	$39.94
Granted	2,830	47.78	2,924	42.00	2,928	46.83
Exercised	(948)	18.57	(686)	11.20	(560)	9.46
Cancelled	(473)	56.59	(746)	55.94	(515)	67.34

Outstanding at end of year	12,253	45.77	10,844	43.34	9,352	42.41

Exercisable at end of year	6,795	45.38	5,565	40.22	4,232	33.35

      The following table summarizes stock options outstanding at March 28, 2004 (shares in thousands):

	Outstanding			Exercisable

		Weighted-	Remaining		Weighted-
	Number of	Average	Contractual	Number	Average
Range of Exercise Prices	Shares	Exercise Price	Life (Years)	of Shares	Exercise Price

$ 0.00 to $ 30.00	1,083	$7.15	4.1	1,036	$6.51
30.01 to 40.00	2,410	34.75	6.9	1,620	33.47
40.01 to 50.00	4,102	44.75	8.6	1,194	44.49
50.01 to 60.00	2,681	52.81	8.1	1,116	54.34
60.01 to 151.00	1,977	72.95	6.2	1,829	73.03

	12,253	45.77	7.4	6,795	45.38

Note 9.	Employee Retirement Savings Plan

      The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $1.8 million, $1.5 million and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Commitments and Contingencies

     Leases

      The Company leases certain equipment and facilities under non-cancelable operating lease agreements, which expire at various dates through fiscal year 2008. A summary of the future minimum lease commitments under operating leases is as follows:

Fiscal Year:

(In thousands)
2005	$6,237
2006	4,880
2007	3,227
2008	1,166
2009	1,183
Thereafter	634

Total future minimum lease payments	$17,327

      Rent expense for fiscal 2004, 2003 and 2002 was $5.6 million, $4.0 million and $1.3 million, respectively.

Litigation

      In January 2003, Raytheon Company filed suit in the United States District Court for the Eastern District of Texas, alleging that the Company, along with seven other defendants, infringe a Raytheon patent directed to a mass data storage system. The suit sought injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in March 2003 and trial was scheduled to begin in September 2004. In February 2004, the Company settled the lawsuit. Under the terms of the settlement, the lawsuit was dismissed, Raytheon licensed three patents to the Company (including the patent in dispute), and the Company paid Raytheon a one-time license fee, which was recorded in the fourth quarter of fiscal 2004. The license fee was not material to the Company’s financial position or results of operations.

      In February 2003, Vixel Corporation filed suit in the United States District Court for the District of Delaware (the “First Delaware Action”) alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. These additional patents are directed to substantially the same technology as the original Vixel patent. The suit seeks injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in April 2003 denying all allegations. The suit is in its very early stages and discovery has commenced. The Company disputes the plaintiff’s claims in the First Delaware Action and intends to defend this lawsuit vigorously.

      In December 2003, the Company filed suit against Emulex (the new parent company of Vixel) in the United States District Court for the Central District of California (the “California Action”) alleging that Emulex infringes one of the Company’s patents related to a digital switch element used in Fibre Channel systems. The suit seeks unspecified monetary damages as well as injunctive relief.

      During December 2003, the Company and Emulex engaged in negotiations to settle the First Delaware Action and the California Action. As a result of those discussions, the parties signed a document entitled “terms of agreement” which the parties intended would outline the basis for a settlement agreement. During January and February 2004, the parties attempted to negotiate a settlement agreement based on the previously discussed outline and to date have not been successful in such efforts. In late February 2004, Emulex filed suit in the United States District Court for the District of Delaware (the “Second Delaware Action”) asking the Delaware court for declaratory relief that: (i) the patent in dispute in the California Action is invalid and, if

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the patent is valid, then Emulex does not infringe the patent; and (ii) the “terms of agreement” is a final and binding settlement of the First Delaware Action and the California Action. This suit is in the very early stages. The Company disputes the plaintiff’s claims in the Second Delaware Action and intends to defend this lawsuit vigorously.

      During the third quarter of fiscal 2004, the Company accrued estimated settlement costs aggregating $1.75 million associated with the legal claims for (i) a dispute with a former customer, and (ii) the First Delaware Action and the California Action. The Company has paid the accrued settlement to the former customer and the parties have mutually released each other from all liability associated with their claims. Although the First Delaware Action and the California Action are still ongoing, management believes the accrued settlement costs will be consistent with any settlement payment due upon the final resolution of these matters.

      Various lawsuits, claims and proceedings have been or may be instituted against the Company, including the matters discussed above. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the Company’s financial condition or results of operations. The Company is unable to estimate the range of possible loss from any outstanding litigation, except as described above. However, based on an evaluation of matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 11.	Income Taxes

      Income before income taxes consists of the following components:

	2004	2003	2002

	(In thousands)
United States	$216,127	$159,276	$105,795
Foreign	(526)	(57)	(255)

	$215,601	$159,219	$105,540

      The components of the income tax provision are as follows:

	2004	2003	2002

	(In thousands)
Current:
Federal	$57,770	$42,200	$22,620
State	8,896	7,609	2,855
Foreign	(158)	—	1

Total current	66,508	49,809	25,476
Deferred:
Federal	13,550	6,174	8,572
State	1,870	(237)	766

Total deferred	15,420	5,937	9,338

Total income tax provision	$81,928	$55,746	$34,814

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax benefits associated with dispositions from employee stock compensation plans of approximately $10.6 million, $6.0 million and $7.5 million in fiscal 2004, 2003 and 2002, respectively, were recorded directly to additional paid-in capital.

      A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2004	2003	2002

	(In thousands)
Expected income tax provision at the statutory rate	$75,460	$55,727	$36,834
State income taxes, net of federal tax benefit	6,998	4,792	2,354
Benefit from research and other credits	(1,759)	(2,500)	(2,600)
Benefit from export sales	(3,185)	(3,465)	(1,750)
Nondeductible business combination related costs	3,841	2,246	1,435
Tax exempt income	(161)	(358)	(571)
Other, net	734	(696)	(888)

	$81,928	$55,746	$34,814

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2004	2003

	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$14,701	$24,180
Net operating loss carryforwards	4,675	5,256
State taxes	2,706	2,331
Acquired in-process technology	1,930	2,031
Research credits	701	613
Property and equipment	461	—
Stock warrants	—	5,883
Other	278	103

Total gross deferred tax assets	25,452	40,397

Deferred tax liabilities:
Research and development expenditures	4,512	2,575
Property and equipment	—	1,462

Total gross deferred tax liabilities	4,512	4,037

Net deferred tax assets	$20,940	$36,360

      Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 28, 2004. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carry backs available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 28, 2004, the Company has federal net operating loss carryforwards of approximately $12.5 million and aggregate state net operating loss carryforwards of approximately $8.7 million. The federal net operating loss carryforwards expire on various dates between 2011 and 2020. The aggregate state net operating loss carryforwards expire on various dates between 2006 and 2015. All net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.

      As of March 28, 2004, the Company has state tax credit carryforwards of approximately $1.1 million. If not utilized, the state tax credit carryforwards will begin to expire in 2014. Approximately $0.3 million of the state tax credits carryforwards relate to acquired companies and are subject to limitations on their utilization.

      The Company’s U.S. income tax returns for the 2001 and 2002 fiscal years are presently under review by the Internal Revenue Service. Management does not expect a material impact on the consolidated financial statements from this examination.

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

     Product Revenues

      The Company designs and supplies switch products, semiconductor and board I/ O, and enclosure management products. These products generally utilize one of three technology standards: Fibre Channel, Small Computer Systems Interface (SCSI) and Integrated Drive Electronics (IDE). Net revenues grouped by technology standard as they function using similar technologies are as follows:

	2004	2003	2002

	(In thousands)
Fibre Channel	$405,092	$307,920	$224,553
SCSI	118,768	132,889	117,936
IDE	—	—	1,700

	$523,860	$440,809	$344,189

     Geographic Revenues

      Revenues by geographic area are presented based upon the country of destination. No other country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2004	2003	2002

	(In thousands)
United States	$231,294	$202,119	$180,794
Japan	133,190	130,152	98,360
United Kingdom	57,759	31,781	34,699
Rest of world	101,617	76,757	30,336

	$523,860	$440,809	$344,189

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Significant Customers

      A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues during the fiscal years is as follows:

	2004	2003	2002

Sun Microsystems	15%	17%	16%
Fujitsu	14%	18%	17%
Hitachi	*	11%	*

*	Less than 10% of net revenues.

Note (13)	Condensed Quarterly Results (Unaudited)

      The following table summarizes certain unaudited quarterly financial information for fiscal 2004 and 2003:

	Three Months Ended

	June	September	December	March

	(In thousands, except per share amounts)
Fiscal 2004:
Net revenues	$126,235	$132,267	$137,064	$128,294
Gross profit	84,233	89,901	94,183	89,249
Operating income	45,678	51,575	52,879	48,625
Net income	31,676	34,181	34,952	32,864
Net income per share — basic	0.34	0.36	0.37	0.35
Net income per share — diluted	0.33	0.35	0.36	0.34

Fiscal 2003:
Net revenues	$98,962	$107,115	$114,167	$120,565
Gross profit	61,855	66,915	73,259	79,410
Operating income	29,864	32,196	37,234	42,569
Net income	23,056	23,015	27,513	29,889
Net income per share — basic	0.25	0.25	0.29	0.32
Net income per share — diluted	0.24	0.24	0.29	0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of the end of the quarter ended March 28, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2004 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended March 28, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2004, for information about the Company’s Directors under the heading “Proposal One — Election of Directors”, for information about the Company’s executive officers and code of ethics under the heading “Executive Officers”, and for information about reporting compliance under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

      Reference is made to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2004, for information about executive compensation under the heading “Executive Compensation and Other Information.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2004, for information about security ownership of certain beneficial owners and management under the headings “Principal Stockholders” and “Stock Ownership of Directors and Executive Officers.” Such information is incorporated herein by reference.

      There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

      Reference is made to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2004, for information about shares authorized for issuance under equity compensation plans under the heading “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accountant Fees and Services

      Reference is made to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2004, for information about audit and non-audit fees of the Company’s principal accountant, for information on the audit committee’s pre-approval policies and procedures, and for information on the audit committee’s approval of certain services under the heading “Principal Accountants’ Fees.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Consolidated Financial Statements

      The following consolidated financial statements of the Company for the years ended March 28, 2004, March 30, 2003 and March 31, 2002 are filed as part of this report:

FINANCIAL STATEMENT INDEX

      (a)(2) Financial Statement Schedule

      The following consolidated financial statement schedule of the Company for the years ended March 28, 2004, March 30, 2003 and March 31, 2002 is filed as part of this report and is incorporated herein by reference:

   Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

      (a)(3) Exhibits

      An exhibit index has been filed as part of this Report and is incorporated herein by reference.

      (b) Reports on Form 8-K

      Current Report on Form 8-K dated January 14, 2004, furnishing the Company’s press release dated January 14, 2004 to announce its financial results for the third quarter ended December 28, 2003 (Item 12).

      Current Report on Form 8-K dated February 13, 2004, furnishing the Company’s press release dated February 13, 2004 to announce the resignation of the Company’s Chief Financial Officer effective upon the completion of the current fiscal year (Items 5 and 7).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

H.K. Desai
Chairman of the Board,
Chief Executive Officer and President

Date: June 2, 2004

POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes H.K. Desai and/or Anthony J. Massetti, as attorney-in-fact, to sign on his or her behalf and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ H.K. DESAI H.K. Desai	Chairman of the Board, Chief Executive Officer and President	June 2, 2004
Principal Financial and Accounting Officer:

/s/ ANTHONY J. MASSETTI Anthony J. Massetti	Vice President and Chief Financial Officer	June 2, 2004

/s/ LARRY R. CARTER Larry R. Carter	Director	June 2, 2004

/s/ JAMES R. FIEBIGER James R. Fiebiger	Director	June 1, 2004

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	June 2, 2004

/s/ CAROL L. MILTNER Carol L. Miltner	Director	June 1, 2004

/s/ GEORGE D. WELLS George D. Wells	Director	June 2, 2004

SCHEDULE II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions:	Deductions:
	Balance at	Charged to	Amounts	Balance at
	Beginning of	Costs and	Written Off, Net	End of
	Year	Expenses	of Recoveries	Year

	(In thousands)
Allowance for doubtful accounts:
Year ended March 28, 2004	$2,830	$(450)	$1,008	$1,372
Year ended March 30, 2003	$3,429	$(550)	$49	$2,830
Year ended March 31, 2002	$2,372	$1,125	$68	$3,429

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated as of May 8, 2000 by and among QLogic Corporation, Amino Acquisition Corp. and Ancor Communications, Incorporated. (incorporated by reference to Exhibit 2.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 22, 2000)
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)
3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)
3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.9	By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
3.10	Amendments to By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995)
4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A thereto a form of the Certificate of Designation for Preferred Stock, as Exhibit B thereto the form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholders Rights Plan. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-A filed on June 19, 1996)
4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 2 of the Registrant’s Registration Statement on Form 8-A/A filed on November 25, 1997)
4.3	Second Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 3 of the Registrant’s Registration Statement on Form 8-A filed on June 1, 2000)
4.4	Third Amendment to Rights Agreement, dated as of January 9, 2003 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A filed on January 10, 2003)
10.1	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

Exhibit
No.	Description

10.2	Form of QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))
10.3	Form of QLogic Corporation Savings Plan.* (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
10.4	Form of QLogic Corporation Savings Plan Trust.* (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)
10.5	Form of Indemnification Agreement between QLogic Corporation and Directors.* (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995)
10.6	Form QLogic Corporation 1998 Employee Stock Purchase Plan.* (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)
10.7	Key Employee Retention Agreement, dated August 4, 1995, between QLogic Corporation and Harshad K. Desai.*
21.1	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.