Form 10-Q
period 2004-06-27
QLOGIC CORP
filed 2004-07-26
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

or

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

Yes ☑          No ☐

      As of July 19, 2004, 92,365,141 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	March 28,
	2004	2004

	(Unaudited; In
	thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$173,946	$156,593
Short-term investments	564,066	586,441
Accounts receivable, less allowance for doubtful accounts of $1,771 and $1,372 as of June 27, 2004 and March 28, 2004, respectively	67,205	67,355
Inventories	22,339	20,935
Other current assets	22,390	22,256

Total current assets	849,946	853,580
Property and equipment, net	67,978	67,224
Other assets	7,511	7,711

	$925,435	$928,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,130	$18,570
Accrued compensation	12,543	18,849
Income taxes payable	26,131	10,691
Other current liabilities	13,007	12,687

Total current liabilities	69,811	60,797

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 95,507,000 and 95,440,000 shares issued at June 27, 2004 and March 28, 2004, respectively	96	95
Additional paid-in capital	483,253	482,039
Retained earnings	474,329	442,126
Accumulated other comprehensive income (loss)	(1,663)	4,028
Treasury stock, at cost; 2,756,000 and 1,330,000 shares at June 27, 2004 and March 28, 2004, respectively	(100,000)	(59,992)
Deferred stock-based compensation	(391)	(578)

Total stockholders’ equity	855,624	867,718

	$925,435	$928,515

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(Unaudited; In thousands,
	except per share amounts)
Net revenues	$129,811	$126,235
Cost of revenues	39,955	42,002

Gross profit	89,856	84,233

Operating expenses:
Engineering and development	23,155	22,735
Sales and marketing	14,200	11,729
General and administrative	4,213	4,091

Total operating expenses	41,568	38,555

Operating income	48,288	45,678
Interest and other income	3,633	5,412

Income before income taxes	51,921	51,090
Income taxes	19,718	19,414

Net income	$32,203	$31,676

Net income per share:
Basic	$0.34	$0.34

Diluted	$0.34	$0.33

Number of shares used in per share calculation:
Basic	93,346	94,017

Diluted	94,107	96,002

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$32,203	$31,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,642	3,629
Deferred income taxes	212	1,184
Tax benefit from issuance of stock under stock plans	33	3,884
Amortization of deferred stock-based compensation	187	475
Provision for losses on accounts receivable	399	—
Loss on disposal of property and equipment	—	82
Changes in operating assets and liabilities:
Accounts receivable	(249)	(10,546)
Inventories	(1,404)	(353)
Other assets	(146)	674
Accounts payable	(440)	4,428
Accrued compensation	(6,306)	5,966
Income taxes payable	15,440	9,925
Other liabilities	320	1,220

Net cash provided by operating activities	43,891	52,244

Cash flows from investing activities:
Purchases of marketable securities	(221,045)	(267,926)
Sales and maturities of marketable securities	237,729	235,315
Additions to property and equipment	(4,396)	(5,732)

Net cash provided by (used in) investing activities	12,288	(38,343)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	1,182	4,854
Purchase of treasury stock	(40,008)	—

Net cash provided by (used in) financing activities	(38,826)	4,854

Net increase in cash and cash equivalents	17,353	18,755
Cash and cash equivalents at beginning of period	156,593	137,810

Cash and cash equivalents at end of period	$173,946	$156,565

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004. The results of operations for the three months ended June 27, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	Inventories

      The components of inventories are as follows:

	June 27,	March 28,
	2004	2004

	(In thousands)
Raw materials	$6,607	$4,024
Finished goods	15,732	16,911

	$22,339	$20,935

Note 3.	Other Comprehensive Income

      The components of total comprehensive income are as follows:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In thousands)
Net income	$32,203	$31,676
Other comprehensive loss:
Change in unrealized gains/losses on investments	(5,691)	(265)

	$26,512	$31,411

Note 4.	Net Income Per Share

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In thousands, except
	per share amounts)
Net income	$32,203	$31,676

Shares:
Weighted-average shares outstanding — basic	93,346	94,017
Dilutive potential common shares, using treasury stock method	761	1,985

Weighted-average shares outstanding — diluted	94,107	96,002

Net income per share:
Basic	$0.34	$0.34

Diluted	$0.34	$0.33

      Options to purchase 10,997,000 and 4,425,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended June 27, 2004 and June 29, 2003, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

Note 5.	Stock-Based Compensation

      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). APB 25 provides that compensation expense relative to the Company’s stock-based compensation plans (including shares issued under the Company’s stock option and employee stock purchase plans, collectively the “Options”) is measured based on the intrinsic value of Options granted and the Company recognizes compensation expense in its statements of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of Options at the date of grant is recognized in earnings over the vesting period.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In thousands, except
	per share amounts)
Net income, as reported	$32,203	$31,676
Add: Stock-based compensation expense included in reported net income, net of related tax effects	116	295
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,258)	(9,480)

Pro forma net income	$24,061	$22,491

Net income per share:
Basic, as reported	$0.34	$0.34
Diluted, as reported	$0.34	$0.33
Basic, pro forma	$0.26	$0.24
Diluted, pro forma	$0.26	$0.23

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

Note 6.	Litigation

      In February 2003, Vixel Corporation filed suit in the United States District Court for the District of Delaware (the “First Delaware Action”) alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. These additional patents were directed to substantially the same technology as the original Vixel patent. The suit sought injunctive relief and damages in an unspecified amount. The Company filed an answer to the complaint in April 2003 denying all allegations.

      In December 2003, the Company filed suit against Emulex (the new parent company of Vixel) in the United States District Court for the Central District of California (the “California Action”) alleging that Emulex infringes one of the Company’s patents related to a digital switch element used in Fibre Channel systems. The suit sought unspecified monetary damages as well as injunctive relief.

      In late February 2004, Emulex filed suit in the United States District Court for the District of Delaware (the “Second Delaware Action”) asking the Delaware court for declaratory relief that: (i) the patent in dispute in the California Action was invalid and, if the patent was valid, then Emulex does not infringe the patent; and (ii) a document entitled “terms of agreement” was a final and binding settlement of the First Delaware Action and the California Action.

      In June 2004, we settled the First Delaware Action, the Second Delaware Action and the California Action, and in connection with that settlement we entered into a license and settlement agreement with Emulex. Under that agreement, (i) we licensed to Emulex the patent in dispute in the California Action;

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) Emulex licensed to us the patents in dispute in the First Delaware Action; (iii) we made a one-time royalty payment to Emulex and agreed to pay royalties on certain future product sales; and (iv) each party agreed to release all claims against the other and to the dismissal of the pending lawsuits.

      The one-time royalty payment was accrued by the Company during the fiscal year ended March 27, 2004. While the terms of the settlement are confidential, management does not believe that either the one-time royalty payment or the ongoing royalty obligation is material to the Company’s financial condition, results of operations or cash flows.

      Various lawsuits, claims and proceedings have been or may be instituted against the Company. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the Company’s financial condition or results of operations. Based on an evaluation of matters which are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 7.	Treasury Stock

      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. The Company has repurchased the entire amount authorized pursuant to the program, including 1.4 million shares of common stock for an aggregate purchase price of $40.0 million during the three months ended June 27, 2004.

      In June 2004, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $100 million of the Company’s outstanding common stock for a two-year period through June 30, 2006.

Note 8.	Interest and Other Income

      The components of interest and other income are as follows:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In thousands)
Interest income	$4,115	$3,853
Gain (loss) on sale of marketable securities	(482)	1,304
Other	—	255

	$3,633	$5,412

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. This Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Down” technology), baseboard management solutions and Fibre Channel HBAs. Connecting servers to storage, we provide the network infrastructure with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for Redundant Array of Inexpensive Disks, or RAID, storage systems. These include Fibre Channel host port connections and RAID controller to Fibre Channel and SCSI disk drive port connections.

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

First Quarter Financial Highlights and Other Information

      During the first quarter of fiscal 2005, our net revenues were $129.8 million and increased 1% sequentially from the fourth quarter of fiscal 2004. Fibre Channel product revenues during the first quarter continued to grow in total and as a percentage of our total net revenues. During the first quarter of fiscal 2005, Fibre Channel product revenues were up 4% sequentially from the fourth quarter of fiscal 2004 and represented 81% of our total net revenues. Revenues derived from SCSI products declined 5% sequentially during the first quarter due to the continued technology transition in our business from SCSI to Fibre Channel technology.

      Our long-term outlook for our core Fibre Channel business remains favorable. Based on a foundation of design wins in existing markets, as well as emerging markets such as the small-to-medium business market, we continue to expect favorable growth momentum for our Fibre Channel products. Overall, we expect that our total revenues for the second quarter of fiscal 2005 will range from flat to a 4% increase from the revenues recorded in the first quarter of fiscal 2005.

      A summary of the key factors and significant events, which impacted our financial performance during the first quarter of fiscal 2005 are as follows:

•	Net revenues of $129.8 million for the first quarter of fiscal 2005 increased sequentially $1.5 million, or 1%, from the $128.3 million reported in the fourth quarter of fiscal 2004.

•	Gross profit as a percentage of net revenues was 69.2% for the first quarter of fiscal 2005, decreasing slightly from 69.6% in the fourth quarter of fiscal 2004. The expected sequential decline in our gross profit margin was attributable to changes in product mix and technology mix. There can be no assurance that we will be able to maintain our gross profit margin consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 37.2% for the first quarter of fiscal 2005 compared to 37.9% in the fourth quarter of fiscal 2004.

•	Net income of $32.2 million, or $0.34 per diluted share, decreased sequentially 2% from the $32.9 million, or $0.34 per diluted share, in the fourth quarter of fiscal 2004.

•	During the first quarter of fiscal 2005, we repurchased $40.0 million of our common stock in the open market, completing our initial $100 million corporate stock repurchase program. In June 2004, our Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to an additional $100 million of our outstanding common stock. This stock repurchase program commenced July 1, 2004 and will continue for two years through June 30, 2006.

•	Cash and cash equivalents and short-term investments of $738.0 million at June 27, 2004, declined $5.0 million from the balance at the end of fiscal 2004. During the first quarter of fiscal 2005, we generated $43.9 million of cash from operations and used $40.0 million to repurchase of our common stock.

•	Working capital of $780.1 million at June 27, 2004 decreased $12.6 million during the first quarter primarily due to the $40.0 million of cash used to repurchase our common stock.

•	Accounts receivable was $67.2 million as of June 27, 2004, compared to $67.4 million at March 28, 2004. Days sales outstanding (DSO) in receivables as of June 27, 2004 decreased to 47 days from 48 days as of March 28, 2004. Our accounts receivable and DSO are primarily affected by shipment linearity within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will continue to be in the 45 to 55 day range during fiscal 2005. However, there can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $22.3 million as of June 27, 2004, compared to $20.9 million at March 28, 2004. Our annualized inventory turns in the first quarter of fiscal 2005 of 7.2 turns decreased slightly from the 7.5 turns in the fourth quarter of fiscal 2004.

Results of Operations

Net Revenues

      A summary of the components of our net revenues is as follows:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In millions)
Net revenues:
Fibre Channel products	$104.8	$93.5
SCSI products	24.1	32.3
Other	0.9	0.4

Total net revenues	$129.8	$126.2

Percentage of net revenues:
Fibre Channel products	81%	74%
SCSI products	18	26
Other	1	—

Total net revenues	100%	100%

      The global marketplace for SANs continues to expand in response to the information storage requirements of enterprise and departmental business environments, as well as the emerging small and medium-sized business market. This market expansion has resulted in increased volume shipments of our Fibre Channel products. However, the SAN market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenues have generally been favorably affected by increases in volume shipments (as a result of market expansion and increases in market share) and the release of new products, which tend to have higher average selling prices than the products they are replacing. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining prices of older products.

      Our net revenues are derived primarily from the sale of Fibre Channel and SCSI-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues for the three months ended June 27, 2004 increased $3.6 million, or 3%, from the three months ended June 29, 2003. The increase was primarily the result of an $11.3 million increase in Fibre Channel product revenues, due principally to a 48% increase in shipments of Fibre Channel HBAs compared to the prior year. The increase in Fibre Channel product revenues was partially offset by an $8.2 million decrease in sales of SCSI products, primarily due to the continued technology transition in our hard disk drive controller product line from SCSI to Fibre Channel technology. During the three months ended June 27, 2004, the volume of SCSI hard disk drive controllers declined 14% from the same period in the prior year. During the three months ended June 27, 2004, Fibre Channel product revenues represented 81% of our net revenues compared to 74% in the corresponding period of the prior year. Net revenues for the three months ended June 27, 2004 included $0.9 million of other revenue, up from the $0.4 million of other revenue recorded in the corresponding period of last year. Other revenue includes iSCSI product revenues, royalties, non-recurring engineering fees and service fees. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top five customers accounted for 56% of net revenues during each of the three months ended June 27, 2004 and the fiscal year ended March 28, 2004.

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

      Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In millions)
United States	$53.5	$57.1
International	76.3	69.1

Total net revenues	$129.8	$126.2

Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In millions)
Gross profit	$89.9	$84.2
Percentage of net revenues	69.2%	66.7%

      Gross profit for the three months ended June 27, 2004 increased $5.6 million or 7%, from gross profit for the three months ended June 29, 2003. The gross profit percentage for the three months ended June 27, 2004 was 69.2%, an increase from 66.7% for the three months ended June 29, 2003. The increase in gross profit percentage during the three months ended June 27, 2004 compared to the corresponding period in the prior year was due primarily to favorable shifts in the product mix and technology mix, including increased sales of higher margin Fibre Channel-based products. In addition, the gross profit percentage was favorably affected by manufacturing efficiencies realized from the increase in production during the three months ended June 27, 2004.

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

Operating Expenses

      Our operating expenses are summarized in the following table:

	Three Months Ended

	June 27,	June 29,
	2004	2003

	(In millions)
Operating expenses:
Engineering and development	$23.2	$22.7
Sales and marketing	14.2	11.7
General and administrative	4.2	4.1

Total operating expenses	$41.6	$38.5

Percentage of net revenues:
Engineering and development	17.8%	18.0%
Sales and marketing	10.9	9.3
General and administrative	3.3	3.2

Total operating expenses	32.0%	30.5%

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended June 27, 2004, engineering and development expenses of $23.2 increased slightly from the $22.7 million for the three months ended June 29, 2003.

      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued and increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended June 27, 2004 of $14.2 million increased $2.5 million, or 21%, from the three months ended June 29, 2003. The increase in sales and marketing expenses during the three months ended June 27, 2004 compared to the corresponding period in the prior year was due primarily to an increase in various promotional activities directed at increasing market awareness and acceptance of our products, and an increase in the headcount and related compensation and benefit costs associated with the expansion of our sales and marketing groups. During the three months ended June 27, 2004, promotional costs increased $1.5 million and compensation and benefits costs increased $0.7 million compared to the corresponding period of fiscal 2004.

      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended June 27, 2004 of $4.2 million increased slightly from the $4.1 million for the three months ended June 29, 2003.

      In connection with the growth of our business, we expect general and administrative expenses will continue to increase in the future.

Non-Operating Income

      Interest and other income is primarily comprised of interest income and investment gains (losses) related to our portfolio of marketable securities. Interest and other income for the three months ended June 27, 2004 decreased by $1.8 million compared to the same period in the prior year. This decrease was primarily related to a loss on the sale of investments during the three months ended June 27, 2004 of $0.5 million, as compared to a gain on the sale of investments of $1.3 million in the corresponding period of the prior year.

Income Taxes

      Our effective tax rate is expected to approximate 38% for the fiscal year ending April 3, 2005, consistent with fiscal 2004.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have decreased to $738 million at June 27, 2004, compared to $743 million at March 28, 2004. The decrease was primarily attributable to our $40 million purchase of treasury stock and additions to property and equipment, offset by our positive cash flow from operations. Our working capital, during the three months ended June 27, 2004, decreased $12.6 million to $780.1 million. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can no be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

      Cash provided by operating activities was $43.9 million for the three months ended June 27, 2004 and $52.2 million for the three months ended June 29, 2003. The decrease in the cash provided by operating activities was due to the timing of certain working capital items, including accounts receivable and certain liabilities, during the three months ended June 27, 2004 compared to the corresponding period of the prior year. The operating cash flow for the three months ended June 27, 2004 reflects our net income of $32.2 million, $4.5 million of non-cash charges (depreciation and amortization, deferred income taxes and other), and a net decrease in the non-cash components of our working capital of $7.2 million. The decrease in the non-cash components of working capital was primarily due to a $15.4 million increase in income taxes payable due to timing of our estimated quarterly payments, partially offset by a decrease in accrued compensation resulting from payments made in June 2004. The increase in our operating assets and liabilities reflected in the cash flow statement for the first quarter of fiscal 2004 were the result of the expansion of our business and the related timing of payments.

      Cash provided by investing activities of $12.3 million for the three months ended June 27, 2004 includes net sales and maturities of marketable securities of $16.7 million and additions to property and equipment of $4.4 million. During the three months ended June 27, 2003, cash used in investing activities of $38.3 million, included net purchases of marketable securities of $32.6 million and additions to property and equipment of $5.7 million.

      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

      Cash used in financing activities of $38.8 million for the three months ended June 27, 2004 resulted from our purchase of $40 million of treasury stock, partially offset by $1.2 million of proceeds from the issuance of common stock under our stock plans. During the three months ended June 29, 2003, the $4.9 million of cash provided by financing activities resulted from the proceeds from the issuance of common stock under stock plans.

      In October 2002, the Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million of our outstanding common stock for a two-year period. We repurchased the entire amount authorized pursuant to the program, including 1.4 million shares of common stock for an aggregate purchase price of $40.0 million during the three months ended June 27, 2004. In June 2004, the Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to an additional $100 million of our outstanding common stock for a two-year period through June 30, 2006.

      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their impact on our cash flows in future fiscal years is as follows:

	2005
	(Remaining				2009-
	nine months)	2006	2007	2008	2010	Total

	(In millions)
Operating leases	$4.7	$4.7	$2.9	$0.9	$0.8	$14.0
Non-cancelable purchase obligations	36.1	0.1	—	—	—	36.2

Total	$40.8	$4.8	$2.9	$0.9	$0.8	$50.2

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

RISK FACTORS

      Set forth below are risks and uncertainties that could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report. The factors set forth below are risks relating to our business and investors are urged to review and consider these risk factors carefully.

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

•	changes in purchasing patterns by one or more of our customers, order changes or rescheduling;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the timing, availability and sale of new products;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	adjustments related to product returns;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	adoption of new accounting pronouncements or changes in our policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact information technology spending.

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

•	educate potential OEM customers, distributors, resellers, system integrators, storage service providers and end-user organizations (particularly small and medium size businesses) about the benefits of SANs;

•	maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators and storage system providers;

•	predict and base our products on standards which ultimately become industry standards; and

•	achieve interoperability between our products and other SAN components from diverse vendors.

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

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top five customers accounted for 56% of net revenues during each of the three months ended June 27, 2004 and the fiscal year ended March 28, 2004. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to enter into a business combination with one of our competitors.

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

      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We currently compete primarily with Adaptec, Inc. and LSI Logic Corporation in the SCSI sector of the input/output, or I/O, market. In the Fibre Channel host bus adapter sector of the I/O market, we compete primarily with Emulex Corporation, LSI Logic Corporation and Applied Micro Circuits Corporation. In the Fibre Channel host controller chip sector of the market, we compete primarily with Agilent Technologies, Inc. and LSI Logic Corporation. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc., McData Corporation and Emulex Corporation. In the enclosure management sector, we compete primarily with Vitesse Semiconductor Corporation and Hitachi, Ltd. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products. At least one large OEM customer in the past decided to vertically integrate and therefore stopped purchasing products from us.

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

      Revenues from international shipments accounted for 59% and 56% of our net revenues for the first fiscal quarter of 2005 and the fiscal year ended March 28, 2004, respectively. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 27, 2004, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of June 27, 2004, unrealized losses of $1.7 million (net of related income taxes) on these securities are included in accumulated other comprehensive loss.

Item 4.	Controls and Procedures

      As of the end of the quarter ended June 27, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2004 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended June 27, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report. Such information is incorporated herein by reference.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In October 2002, we announced a stock repurchase program covering repurchases of up to $100 million of our common stock. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal year 2005 under our stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

March 29, 2004 - April 25, 2004	551,200	$29.00	551,200	$24,023,000
April 26, 2004 - May 23, 2004	388,152	$26.62	388,152	$13,691,000
May 24, 2004 - June 27, 2004	486,458	$28.14	486,458	$0

Total	1,425,810	$28.06	1,425,810	$0

      The Company had previously purchased 1,330,075 shares at an average price of $45.10 per share under the program.

      In June 2004, we announced a new stock repurchase program covering repurchases of up to an additional $100 million of our common stock for a two-year period through June 30, 2006.

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

      (b) Reports on Form 8-K

      Current Report of Form 8-K dated March 30, 2004, furnishing the Company’s press release dated March 30, 2004 to announce its preliminary financial results for the fourth quarter ended March 28, 2004 (Items 7 and 12).

      Current Report on Form 8-K dated April 28, 2004, furnishing the Company’s press release dated April 28, 2004 to announce its financial results for the fourth quarter and fiscal year ended March 28, 2004 (Items 7 and 12).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. DESAI

H.K. Desai
Chairman of the Board,
Chief Executive Officer and President

By:	/s/ ANTHONY J. MASSETTI

Anthony J. Massetti
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 26, 2004

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