Form 10-Q
period 2004-09-26
QLOGIC CORP
filed 2004-10-22
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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

Yes ☑          No ☐

      As of October 18, 2004, 92,532,861 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	March 28,
	2004	2004

	(Unaudited; In
	thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$197,379	$156,593
Short-term investments	557,296	586,441
Accounts receivable, less allowance for doubtful accounts of $1,797 and $1,372 as of September 26, 2004 and March 28, 2004, respectively	72,031	67,355
Inventories	22,404	20,935
Other current assets	23,874	22,256

Total current assets	872,984	853,580
Property and equipment, net	67,805	67,224
Other assets	7,036	7,711

	$947,825	$928,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,200	$18,570
Accrued compensation	13,943	18,849
Income taxes payable	16,441	10,691
Other current liabilities	13,020	12,687

Total current liabilities	61,604	60,797

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 95,674,000 and 95,440,000 shares issued at September 26, 2004 and March 28, 2004, respectively	96	95
Additional paid-in capital	486,121	482,039
Retained earnings	510,211	442,126
Accumulated other comprehensive income	42	4,028
Treasury stock, at cost; 3,148,000 and 1,330,000 shares at September 26, 2004 and March 28, 2004, respectively	(110,000)	(59,992)
Deferred stock-based compensation	(249)	(578)

Total stockholders’ equity	886,221	867,718

	$947,825	$928,515

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(Unaudited; In thousands, except per share amounts)
Net revenues	$134,609	$132,267	$264,420	$258,502
Cost of revenues	41,173	42,366	81,128	84,368

Gross profit	93,436	89,901	183,292	174,134

Operating expenses:
Engineering and development	24,146	21,482	47,301	44,217
Sales and marketing	14,202	12,436	28,402	24,165
General and administrative	4,232	4,408	8,445	8,499

Total operating expenses	42,580	38,326	84,148	76,881

Operating income	50,856	51,575	99,144	97,253
Interest and other income	4,233	3,556	7,866	8,968

Income before income taxes	55,089	55,131	107,010	106,221
Income taxes	19,207	20,950	38,925	40,364

Net income	$35,882	$34,181	$68,085	$65,857

Net income per share:
Basic	$0.39	$0.36	$0.73	$0.70

Diluted	$0.38	$0.35	$0.73	$0.68

Number of shares used in per share calculation:
Basic	92,485	94,282	92,915	94,150

Diluted	93,222	96,360	93,664	96,181

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	September 26,	September 28,
	2004	2003

	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$68,085	$65,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,402	7,128
Deferred income taxes	(834)	7,539
Tax benefit from issuance of stock under stock plans	487	6,246
Amortization of deferred stock-based compensation	329	730
Provision for losses on accounts receivable	424	—
Loss on disposal of property and equipment	7	104
Changes in operating assets and liabilities:
Accounts receivable	(5,100)	(15,203)
Inventories	(1,469)	48
Other assets	(109)	1,145
Accounts payable	(370)	2,129
Accrued compensation	(4,906)	(5,354)
Income taxes payable	5,750	(5,796)
Other liabilities	333	3,379

Net cash provided by operating activities	70,029	67,952

Cash flows from investing activities:
Purchases of marketable securities	(305,171)	(449,837)
Sales and maturities of marketable securities	330,330	420,262
Additions to property and equipment	(7,990)	(9,920)

Net cash provided by (used in) investing activities	17,169	(39,495)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	3,596	8,969
Purchase of treasury stock	(50,008)	(998)

Net cash provided by (used in) financing activities	(46,412)	7,971

Net increase in cash and cash equivalents	40,786	36,428
Cash and cash equivalents at beginning of period	156,593	137,810

Cash and cash equivalents at end of period	$197,379	$174,238

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004. The results of operations for the three and six months ended September 26, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	Inventories

      The components of inventories are as follows:

	September 26,	March 28,
	2004	2004

	(In thousands)
Raw materials	$7,026	$4,024
Finished goods	15,378	16,911

	$22,404	$20,935

Note 3.	Other Comprehensive Income

      The components of total comprehensive income are as follows:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In thousands)
Net income	$35,882	$34,181	$68,085	$65,857
Other comprehensive income (loss):
Change in unrealized gains/ losses on investments	1,705	(776)	(3,986)	(1,041)

	$37,587	$33,405	$64,099	$64,816

Note 4.	Net Income Per Share

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income	$35,882	$34,181	$68,085	$65,857

Shares:
Weighted-average shares outstanding — basic	92,485	94,282	92,915	94,150
Dilutive potential common shares, using treasury stock method	737	2,078	749	2,031

Weighted-average shares outstanding — diluted	93,222	96,360	93,664	96,181

Net income per share:
Basic	$0.39	$0.36	$0.73	$0.70

Diluted	$0.38	$0.35	$0.73	$0.68

      Options to purchase 11,894,000 and 5,062,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended September 26, 2004 and September 28, 2003, respectively. Options to purchase 11,445,000 and 4,673,000 shares of common stock have been excluded from the diluted net income per share calculation for the six months ended September 26, 2004 and September 28, 2003, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

Note 5. Stock-Based Compensation

      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). APB 25 provides that compensation expense for the Company’s stock-based compensation plans (including shares issued under the Company’s stock option and employee stock purchase plans, collectively the “Options”) is measured based on the intrinsic value of Options granted and the Company recognizes compensation expense in its statements of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of Options at the date of grant is recognized in earnings over the vesting period.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income, as reported	$35,882	$34,181	$68,085	$65,857
Add: Stock-based compensation expense included in reported net income, net of related tax effects	89	158	204	453
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,704)	(9,414)	(17,132)	(18,983)

Pro forma net income	$27,267	$24,925	$51,157	$47,327

Net income per share:
Basic, as reported	$0.39	$0.36	$0.73	$0.70
Diluted, as reported	$0.38	$0.35	$0.73	$0.68
Basic, pro forma	$0.29	$0.26	$0.55	$0.50
Diluted, pro forma	$0.29	$0.26	$0.55	$0.49

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

      In June 2004, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $100 million of the Company’s outstanding common stock for a two-year period through June 30, 2006. The Company repurchased 0.4 million shares of common stock under the program for an aggregate purchase price of $10.0 million during the three months ended September 26, 2004.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Interest and Other Income

      The components of interest and other income are as follows:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In thousands)
Interest income	$4,134	$3,682	$8,249	$7,535
Gain (loss) on sale of marketable securities	99	(140)	(383)	1,164
Other	—	14	—	269

	$4,233	$3,556	$7,866	$8,968

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Second Quarter Financial Highlights and Other Information

      During the second quarter of fiscal 2005, our net revenues were $134.6 million and increased 4% sequentially from the first quarter of fiscal 2005. Fibre Channel product revenues during the second quarter increased 3% sequentially from the first quarter and represented 81% of our total net revenues. Revenues derived from SCSI products also increased 3% sequentially during the second quarter, however we expect our SCSI product revenues to decline over time due to the transition in our business from SCSI to Fibre Channel technology.

      Our long-term outlook for our core Fibre Channel business remains favorable. Based on a foundation of design wins in existing markets, as well as emerging markets such as the small-to-medium business market, we continue to expect favorable growth momentum for our Fibre Channel products. Overall, we expect that our total revenues for the third quarter of fiscal 2005 will increase 1% to 6% from the revenues recorded in the second quarter of fiscal 2005.

      A summary of the key factors and significant events which impacted our financial performance during the second quarter of fiscal 2005 are as follows:

•	Net revenues of $134.6 million for the second quarter of fiscal 2005 increased sequentially $4.8 million, or 4%, from the $129.8 million reported in the first quarter of fiscal 2005.

•	Gross profit as a percentage of net revenues was 69.4% for the second quarter of fiscal 2005, increasing slightly from 69.2% in the first quarter of fiscal 2005. While our gross profit margin was relatively consistent with the prior quarter, we continue to expect downward pressure on our gross profit margin as a result of declining average selling prices on older products, as well as changes in product and technology mix. There can be no assurance that we will be able to maintain our gross profit margin consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 37.8% for the second quarter of fiscal 2005, up slightly from 37.2% in the first quarter of fiscal 2005.

•	Our income tax rate declined in the second quarter of fiscal 2005 due to the favorable resolution of routine tax examinations, resulting in a $0.01 per share benefit to the reported diluted earnings per share for the quarter. We expect our tax rate to approximate 36.5% for the remaining quarters and full year of fiscal 2005.

•	Net income of $35.9 million, or $0.38 per diluted share, in the second quarter of fiscal 2005 increased sequentially 11% from the $32.2 million, or $0.34 per diluted share, reported in the first quarter of fiscal 2005.

•	During the second quarter of fiscal 2005, we repurchased $10.0 million of our common stock in the open market under our new $100 million corporate stock repurchase program, which was announced in June 2004. This stock repurchase program commenced July 1, 2004 and will continue for two years through June 30, 2006.

•	Cash and cash equivalents and short-term investments of $754.7 million at September 26, 2004, increased $16.7 million from the balance at the end of the first quarter of fiscal 2005. During the second quarter of fiscal 2005, we generated $26.1 million of cash from operations and used $10.0 million to repurchase our common stock.

•	Working capital of $811.4 million at September 26, 2004 increased $31.3 million during the second quarter primarily due to cash generated by operations.

•	Accounts receivable was $72.0 million as of September 26, 2004, compared to $67.2 million at June 27, 2004. Days sales outstanding (DSO) in receivables as of September 26, 2004 increased to 49 days from 47 days as of June 27, 2004. Our accounts receivable and DSO are primarily affected by shipment linearity within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will continue to be in the 45 to 55 day range during fiscal 2005. However, there can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $22.4 million as of September 26, 2004, compared to $22.3 million at June 27, 2004. Our annualized inventory turns in the second quarter of fiscal 2005 of 7.4 turns increased slightly from the 7.2 turns in the first quarter of fiscal 2005.

Results of Operations

     Net Revenues

      A summary of the components of our net revenues is as follows:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

		(In millions)
Net revenues:
Fibre Channel products	$108.4	$99.8	$213.2	$193.2
SCSI products	24.9	31.2	49.0	63.5
Other	1.3	1.3	2.2	1.8

Total net revenues	$134.6	$132.3	$264.4	$258.5

Percentage of net revenues:
Fibre Channel products	81%	75%	81%	75%
SCSI products	18	24	18	24
Other	1	1	1	1

Total net revenues	100%	100%	100%	100%

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

      Our net revenues are derived primarily from the sale of Fibre Channel and SCSI-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues for the three months ended September 26, 2004 increased $2.3 million, or 2%, from the three months ended September 28, 2003. The increase was primarily the result of an $8.6 million increase in Fibre Channel product revenues, due principally to a 47% increase in shipments of Fibre Channel HBAs compared to the prior year. The increase in Fibre Channel product revenues was partially offset by a $6.3 million decrease in sales of SCSI products, primarily due to the continued technology transition in our hard disk drive controller product line from SCSI to Fibre Channel technology. During the three months ended September 26, 2004, the volume of SCSI hard disk drive controllers declined 18% from the same period in the prior year. Net revenues for the three months ended September 26, 2004 included $1.3 million of other revenue, consistent with other revenue recorded in the corresponding period of last year. Other revenue includes iSCSI product revenues, royalties, non-recurring engineering fees and service fees. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.

      Net revenues for the six months ended September 26, 2004 increased $5.9 million, or 2%, from the six months ended September 28, 2003. The increase was primarily the result of a $20.0 million increase in Fibre Channel product revenues, due principally to the increase in shipments of Fibre Channel HBAs compared to the prior year. The increase in Fibre Channel product revenues was partially offset by a $14.5 million decrease in sales of SCSI products, due principally to the decrease in volume of SCSI hard disk drive controllers from the same period in the prior year. Net revenues for the six months ended September 26, 2004 included $2.2 million of other revenue, up from the $1.8 million of other revenue recorded in the corresponding period of last year.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top five customers accounted for 57% of net revenues during the six months ended September 26, 2004 and 56% of net revenues during the fiscal year ended March 28, 2004.

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

      Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

		(In millions)
United States	$54.6	$58.1	$108.1	$115.2
International	80.0	74.2	156.3	143.3

Total net revenues	$134.6	$132.3	$264.4	$258.5

     Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

		(In millions)
Gross profit	$93.4	$89.9	$183.3	$174.1
Percentage of net revenues	69.4%	68.0%	69.3%	67.4%

      Gross profit for the three months ended September 26, 2004 increased $3.5 million, or 3.9%, from gross profit for the three months ended September 28, 2003. The gross profit percentage for the three months ended September 26, 2004 was 69.4%, an increase from 68.0% for the three months ended September 28, 2003. The increase in gross profit percentage during the three months ended September 26, 2004 compared to the corresponding period in the prior year was due primarily to favorable shifts in the product mix and technology mix, including increased sales of higher margin Fibre Channel-based products. In addition, the gross profit percentage was favorably affected by manufacturing efficiencies realized from the increase in production during the three months ended September 26, 2004.

      Gross profit for the six months ended September 26, 2004 increased $9.2 million, or 5.3%, from gross profit for the six months ended September 28, 2003. The gross profit percentage for the six months ended September 26, 2004 was 69.3%, an increase from 67.4% for the six months ended September 28, 2003. The increase in gross profit percentage during the six months ended September 26, 2004 compared to the corresponding period in the prior year was due primarily to favorable shifts in the product mix and technology mix, as well as the manufacturing efficiencies described above.

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

     Operating Expenses

      Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

		(In millions)
Operating expenses:
Engineering and development	$24.2	$21.5	$47.3	$44.2
Sales and marketing	14.2	12.4	28.4	24.2
General and administrative	4.2	4.4	8.4	8.5

Total operating expenses	$42.6	$38.3	$84.1	$76.9

Percentage of net revenues:
Engineering and development	17.9%	16.3%	17.9%	17.1%
Sales and marketing	10.6	9.4	10.7	9.3
General and administrative	3.1	3.3	3.2	3.3

Total operating expenses	31.6%	29.0%	31.8%	29.7%

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended September 26, 2004, engineering and development expenses of $24.2 million increased from $21.5 million for the three months ended September 28, 2003. The increase in engineering and development expenses during the three months ended September 26, 2004 was primarily due to a $1.1 million increase in compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of existing and future technologies and the accelerated launch of new products. In addition, external engineering costs associated with new product development increased $1.1 million.

      During the six months ended September 26, 2004, engineering and development expenses of $47.3 million increased from the $44.2 million for the six months ended September 28, 2003. The increase in engineering and development expenses during the six months ended September 26, 2004 was primarily due to the aforementioned increases in compensation and related benefit costs, and external engineering costs.

      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued and increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended September 26, 2004 of $14.2 million increased $1.8 million, or 14%, from the three months ended September 28, 2003. The increase in sales and marketing expenses during the three months ended September 28, 2004 compared to the corresponding period in the prior year was due primarily to an increase in various promotional activities directed at increasing market awareness and acceptance of our products, and an increase in the headcount and related compensation and benefit costs associated with the expansion of our sales and marketing groups. During the three months ended September 26, 2004, promotional costs increased $1.2 million and compensation and benefits costs increased $0.4 million compared to the corresponding period of fiscal 2004.

      Sales and marketing expenses for the six months ended September 26, 2004 of $28.4 million increased $4.2 million, or 17%, from the six months ended September 28, 2003. During the six months ended September 26, 2004, promotional costs increased $2.7 million and compensation and benefits costs increased $1.4 million compared to the corresponding period of fiscal 2004, primarily due to the aforementioned increases in promotional activities and headcount of our sales and marketing groups.

      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended September 26, 2004 of $4.2 million decreased slightly from the $4.4 million for the three months ended September 28, 2003. General and administrative expenses for the six months ended September 26, 2004 of $8.4 million decreased slightly from the $8.5 million for the three months ended September 28, 2003.

      In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

     Non-Operating Income

      Interest and other income is primarily comprised of interest income and investment gains (losses) related to our portfolio of marketable securities. Interest and other income for the three months ended September 26, 2004 increased by $0.7 million compared to the same period in the prior year, primarily due to a $0.5 million increase in interest income resulting from increased balances of marketable securities.

      Interest and other income for the six months ended September 26, 2004 decreased by $1.1 million compared to the same period in the prior year. This decrease was primarily related to the $1.5 million change in the net gain (loss) on the sale of investments, partially offset by the $0.7 million increase in interest income resulting from increased balances of marketable securities during the three months ended September 26, 2004, as compared to the corresponding period of the prior year.

Income Taxes

      Our effective income tax rate declined from 38% in fiscal 2004 to 34.9% and 36.4% during the three and six months ended September 26, 2004, respectively. This decline was due to the favorable resolution of routine tax examinations during the three months ended September 26, 2004. We expect our tax rate to approximate 36.4% for the remaining quarters and full year of fiscal 2005. This item will not have any impact on our income tax rate beyond fiscal 2005.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $754.7 million at September 26, 2004, compared to $743.0 million at March 28, 2004. The increase was primarily attributable to cash generated from operations, offset by our $50.0 million purchase of treasury stock and additions to property and equipment. Our working capital, during the six months ended September 26, 2004, increased $18.6 million to $811.4 million. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

      Cash provided by operating activities was $70.0 million for the six months ended September 26, 2004 and $68.0 million for the six months ended September 28, 2003. The increase in the cash provided by operating activities was due to the increase in net income and the timing of certain working capital items, including accounts receivable, offset by changes in certain non-cash tax items during the six months ended September 26, 2004 compared to the corresponding period of the prior year. The operating cash flow for the six months ended September 26, 2004 reflects our net income of $68.1 million, $7.8 million of non-cash charges (depreciation and amortization, deferred income taxes and other), and a net increase in the non-cash components of our working capital of $5.9 million. The increase in the non-cash components of working capital was primarily due to a $5.1 million increase in accounts receivable and a $1.6 million increase in inventory and other operating accounts associated with the expansion of our business and a $4.9 million decrease in accrued compensation resulting from payments made in fiscal 2005, partially offset by a $5.8 million increase in income taxes payable.

      Cash provided by investing activities of $17.2 million for the six months ended September 26, 2004 includes net sales and maturities of marketable securities of $25.2 million and additions to property and equipment of $8.0 million. During the six months ended September 26, 2003, cash used in investing activities of $39.5 million included net purchases of marketable securities of $29.6 million and additions to property and equipment of $9.9 million.

      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

      Cash used in financing activities of $46.4 million for the six months ended September 26, 2004 resulted from our purchase of $50.0 million of treasury stock, partially offset by $3.6 million of proceeds from the issuance of common stock under our stock plans. During the six months ended September 28, 2003, the $8.0 million of cash provided by financing activities resulted from the proceeds from the issuance of common stock under stock plans, partially offset by a $1.0 million purchase of treasury stock.

      In October 2002, the Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million of our outstanding common stock for a two-year period. We completed the repurchase of the authorized amount pursuant to the program, including 1.4 million shares of common stock for an aggregate purchase price of $40.0 million during the three months ended June 27, 2004. In June 2004, the Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to an additional $100 million of our outstanding common stock for a two-year period through June 30, 2006. We repurchased 0.4 million shares of common stock under the new program for an aggregate purchase price of $10.0 million during the three months ended September 26, 2004.

      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their impact on our cash flows in future fiscal years is as follows:

	2005
	(Remaining				2009-
	six months)	2006	2007	2008	2010	Total

	(In millions)
Operating leases	$3.2	$4.7	$2.9	$0.8	$0.8	$12.4
Non-cancelable purchase obligations	38.4	1.7	—	—	—	40.1

Total	$41.6	$6.4	$2.9	$0.8	$0.8	$52.5

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

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top five customers accounted for 57% of net revenues during the six months ended September 26, 2004 and 56% of net revenues during the fiscal year ended March 28, 2004. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to enter into a business combination with one of our competitors.

      Additionally, some of these customers are based in the Pacific Rim region, which is subject to economic and political uncertainties. Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms on which they purchase from us, including pricing and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition or results of operations.

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

      We expect the average unit prices of our products (on a product to product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing cost, our total revenues and gross margins may decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements, and continue to reduce the manufacturing cost of our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our operating results and gross margins may be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.

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

Uncertainties related to attestation of internal controls.

      Public companies in the United States are required to review their internal controls over financial reporting under the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls over financial reporting under the direction of senior management. If our internal controls over financial reporting are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, we may be required to disclose deficiencies and take other actions which could result in the use of significant financial and managerial resources, as well as be subject to penalties and other enforcement actions, any of which may have a material adverse effect on our business, financial condition, results of operations and/or market price of our common stock.

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

      Revenues from international shipments accounted for 59% and 56% of our net revenues for the first six months of fiscal 2005 and the fiscal year ended March 28, 2004, respectively. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortiza-

tion/impairment charges related to intangible assets, all of which could materially adversely affect our financial position or results of operations.

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

      We have experienced a period of growth and expansion. Our growth and expansion has placed, and continues to place, a strain on our resources. Unless we manage this growth and future growth effectively, we may encounter challenges in executing our business, such as sales forecasting, material planning and inventory management, which may result in unanticipated fluctuations in our operating results. In addition, we test most of our products prior to shipment. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

Decreased effectiveness and availability of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation, if adopted, will adversely affect earnings.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 26, 2004, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of September 26, 2004, unrealized gains of less than $0.1 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures

      As of the end of the quarter ended September 26, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2004 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended September 26, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      In June 2004, we announced a stock repurchase program covering repurchases of up to $100 million of our common stock. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal year 2005 under our stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

June 28, 2004 — July 25, 2004	391,907	$25.52	391,907	$90,000,000
July 26, 2004 — August 22, 2004	—	$—	—	$90,000,000
August 23, 2004 — September 26, 2004	—	$—	—	$90,000,000

Total	391,907	$25.52	391,907	$90,000,000

      The Company had not previously purchased any shares under this program.

Item 4.	Submission of Matters to a Vote of Security Holders

      a) The QLogic Corporation Annual Meeting of Stockholders was held on August 24, 2004.

      b) The following persons were elected to serve as directors of QLogic Corporation: H.K. Desai, Larry R. Carter, James R. Fiebiger, Balakrishnan S. Iyer, Carol L. Miltner and George D. Wells.

      c) The following is a tabulation of the votes of the stockholders of QLogic Corporation with respect to the proposals presented at the 2004 Annual Meeting of Stockholders:

						Broker
		For	Against	Withheld	Abstain	Non-vote

(i)	Election of Directors:
	H.K. Desai	78,574,312	—	1,282,664	—	—
	Larry R. Carter	78,641,180	—	1,215,796	—	—
	James R. Fiebiger	76,545,382	—	3,311,594	—	—
	Balakrishnan S. Iyer	75,749,558	—	4,107,418	—	—
	Carol L. Miltner	76,516,694	—	3,340,282	—	—
	George D. Wells	78,643,662	—	1,213,314	—	—
(ii)	Ratification of the appointment of KPMG as independent auditors for fiscal year 2005	77,523,040	1,870,770	—	463,166	—

Item 6.	Exhibits

      Exhibits

Exhibit No.	Item Caption

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 22, 2004

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