Form 10-Q
period 2004-12-26
QLOGIC CORP
filed 2005-02-02
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

or

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

Yes ☑          No ☐

      As of January 20, 2005, 91,845,427 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26,	March 28,
	2004	2004

	(Unaudited; In
	thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$185,847	$156,593
Short-term investments	582,339	586,441
Accounts receivable, less allowance for doubtful accounts of $1,776 and $1,372 as of December 26, 2004 and March 28, 2004, respectively	76,539	67,355
Inventories	24,309	20,935
Other current assets	29,155	22,256

Total current assets	898,189	853,580
Property and equipment, net	70,654	67,224
Other assets	10,689	7,711

	$979,532	$928,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,466	$18,570
Accrued compensation	19,612	18,849
Income taxes payable	21,527	10,691
Other current liabilities	14,489	12,687

Total current liabilities	76,094	60,797

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 95,885,000 and 95,440,000 shares issued at December 26, 2004 and March 28, 2004, respectively	96	95
Additional paid-in capital	491,019	482,039
Retained earnings	553,567	442,126
Accumulated other comprehensive income (loss)	(1,137)	4,028
Treasury stock, at cost; 4,068,000 and 1,330,000 shares at December 26, 2004 and March 28, 2004, respectively	(140,001)	(59,992)
Deferred stock-based compensation	(106)	(578)

Total stockholders’ equity	903,438	867,718

	$979,532	$928,515

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(Unaudited; In thousands, except per share amounts)
Net revenues	$150,252	$137,064	$414,672	$395,566
Cost of revenues	45,448	42,881	126,576	127,249

Gross profit	104,804	94,183	288,096	268,317

Operating expenses:
Engineering and development	24,331	21,514	71,632	65,731
Sales and marketing	15,166	13,846	43,568	38,011
General and administrative	4,502	5,944	12,947	14,443

Total operating expenses	43,999	41,304	128,147	118,185

Operating income	60,805	52,879	159,949	150,132
Interest and other income	4,468	3,495	12,334	12,463

Income before income taxes	65,273	56,374	172,283	162,595
Income taxes	21,917	21,422	60,842	61,786

Net income	$43,356	$34,952	$111,441	$100,809

Net income per share:
Basic	$0.47	$0.37	$1.20	$1.07

Diluted	$0.46	$0.36	$1.19	$1.05

Number of shares used in per share calculation:
Basic	92,157	94,458	92,663	94,252

Diluted	93,484	96,823	93,604	96,395

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	December 26,	December 28,
	2004	2003

	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$111,441	$100,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,152	10,886
Deferred income taxes	(4,422)	7,398
Tax benefit from issuance of stock under stock plans	1,358	9,620
Amortization of deferred stock-based compensation	472	963
Provision for losses on accounts receivable	414	141
Loss on disposal of property and equipment	245	638
Changes in operating assets and liabilities:
Accounts receivable	(9,598)	(26,393)
Inventories	(3,374)	1,506
Other assets	(5,454)	1,532
Accounts payable	1,896	(146)
Accrued compensation	763	(1,930)
Income taxes payable	10,836	(1,344)
Other liabilities	1,802	9,406

Net cash provided by operating activities	117,531	113,086

Cash flows from investing activities:
Purchases of marketable securities	(462,442)	(836,453)
Sales and maturities of marketable securities	461,379	761,030
Additions to property and equipment	(14,827)	(15,434)

Net cash used in investing activities	(15,890)	(90,857)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	7,622	19,338
Purchase of treasury stock	(80,009)	(19,545)

Net cash used in financing activities	(72,387)	(207)

Net increase in cash and cash equivalents	29,254	22,022
Cash and cash equivalents at beginning of period	156,593	137,810

Cash and cash equivalents at end of period	$185,847	$159,832

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004. The results of operations for the three and nine months ended December 26, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	Inventories

      The components of inventories are as follows:

	December 26,	March 28,
	2004	2004

	(In thousands)
Raw materials	$8,545	$4,024
Finished goods	15,764	16,911

	$24,309	$20,935

Note 3.	Other Comprehensive Income

      The components of total comprehensive income are as follows:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In thousands)
Net income	$43,356	$34,952	$111,441	$100,809
Other comprehensive loss:
Change in unrealized gains/losses on investments	(1,179)	(501)	(5,165)	(1,542)

	$42,177	$34,451	$106,276	$99,267

Note 4.	Net Income Per Share

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income	$43,356	$34,952	$111,441	$100,809

Shares:
Weighted-average shares outstanding — basic	92,157	94,458	92,663	94,252
Dilutive potential common shares, using treasury stock method	1,327	2,365	941	2,143

Weighted-average shares outstanding — diluted	93,484	96,823	93,604	96,395

Net income per share:
Basic	$0.47	$0.37	$1.20	$1.07

Diluted	$0.46	$0.36	$1.19	$1.05

      Options to purchase 9,337,000 and 3,327,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended December 26, 2004 and December 28, 2003, respectively. Options to purchase 10,337,000 and 3,810,000 shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended December 26, 2004 and December 28, 2003, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income, as reported	$43,356	$34,952	$111,441	$100,809
Add: Stock-based compensation expense included in reported net income, net of related tax effects	101	145	305	598
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,034)	(8,868)	(25,166)	(27,851)

Pro forma net income	$35,423	$26,229	$86,580	$73,556

Net income per share:
Basic, as reported	$0.47	$0.37	$1.20	$1.07
Diluted, as reported	$0.46	$0.36	$1.19	$1.05
Basic, pro forma	$0.38	$0.28	$0.93	$0.78
Diluted, pro forma	$0.38	$0.27	$0.92	$0.76

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

      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. The Company has repurchased the entire amount authorized pursuant to this program. In June 2004, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $100 million of the Company’s outstanding common stock for a two-year period through June 30, 2006. The Company repurchased 2.7 million shares of common stock under these programs for an aggregate purchase price of $80.0 million during the nine months ended December 26, 2004.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Interest and Other Income

      The components of interest and other income are as follows:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In thousands)
Interest income	$4,607	$3,968	$12,856	$11,503
Gain (loss) on sale of marketable securities	(137)	(460)	(520)	704
Other	(2)	(13)	(2)	256

	$4,468	$3,495	$12,334	$12,463

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We design and supply storage network infrastructure components and software for many of the world’s largest server and storage subsystem manufacturers that ultimately are used by small to medium-sized enterprises, and companies that have large information technology environments. We serve customers with solutions based on various storage area network, or SAN, technologies. Our products are currently based on Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI standards, and we expect that future products may also be based on other technology standards such as Serial Attached SCSI. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs, fabric switches and management software that provide the connectivity infrastructure for every size of storage network.

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

Third Quarter Financial Highlights and Other Information

      During the third quarter of fiscal 2005, our net revenues were $150.3 million and increased 12% sequentially from the second quarter of fiscal 2005. Fibre Channel product revenues during the third quarter increased 8% sequentially from the second quarter and represented 78% of our total net revenues. Revenues derived from SCSI products increased 26% sequentially during the third quarter, however we expect our SCSI product revenues to decline over time due to the transition to Serial Attached SCSI.

      Based on a foundation of design wins in existing markets, as well as emerging markets such as the small-to-medium business market, we continue to expect favorable growth momentum for our products.

      A summary of the key factors and significant events which impacted our financial performance during the third quarter of fiscal 2005 are as follows:

•	Net revenues of $150.3 million for the third quarter of fiscal 2005 increased sequentially $15.7 million, or 12%, from the $134.6 million reported in the second quarter of fiscal 2005.

•	Gross profit as a percentage of net revenues was 69.8% for the third quarter of fiscal 2005, increasing from 69.4% in the second quarter of fiscal 2005. While our gross profit margin was relatively consistent with the prior quarter, we continue to expect downward pressure on our gross profit margin as a result of declining average selling prices, as well as changes in product and technology mix. There can be no assurance that we will be able to maintain our gross profit margin consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 40.5% for the third quarter of fiscal 2005, up from 37.8% in the second quarter of fiscal 2005.

•	Net income of $43.4 million, or $0.46 per diluted share, in the third quarter of fiscal 2005 increased sequentially 21% from the $35.9 million, or $0.38 per diluted share, reported in the second quarter of fiscal 2005.

•	During the third quarter of fiscal 2005, we repurchased $30.0 million of our common stock in the open market under our $100 million corporate stock repurchase program, which was announced in June 2004. This stock repurchase program commenced July 1, 2004 and will continue for two years through June 30, 2006.

•	Cash and cash equivalents and short-term investments of $768.2 million at December 26, 2004, increased $13.5 million from the balance at the end of the second quarter of fiscal 2005. During the third quarter of fiscal 2005, we generated $47.5 million of cash from operations and used $30.0 million to repurchase our common stock.

•	Working capital of $822.1 million at December 26, 2004 increased $10.7 million during the third quarter primarily due to cash generated by operations.

•	Accounts receivable was $76.5 million as of December 26, 2004, compared to $72.0 million as of September 26, 2004. Days sales outstanding (DSO) in receivables as of December 26, 2004 decreased to 46 days from 49 days as of September 26, 2004. Our accounts receivable and DSO are primarily affected by shipment linearity within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will continue to be in the 45 to 55 day range during fiscal 2005. However, there can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $24.3 million as of December 26, 2004, compared to $22.4 million as of September 26, 2004. Our annualized inventory turns in the third quarter of fiscal 2005 of 7.5 turns increased slightly from the 7.4 turns in the second quarter of fiscal 2005.

Results of Operations

Net Revenues

      A summary of the components of our net revenues is as follows:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In millions)
Net revenues:
Fibre Channel products	$116.9	$105.5	$330.1	$298.7
SCSI products	31.4	29.9	80.4	93.4
Other	2.0	1.7	4.2	3.5

Total net revenues	$150.3	$137.1	$414.7	$395.6

Percentage of net revenues:
Fibre Channel products	78%	77%	80%	75%
SCSI products	21	22	19	24
Other	1	1	1	1

Total net revenues	100%	100%	100%	100%

      The global marketplace for SANs continues to expand in response to the information storage requirements of enterprise and departmental business environments, as well as the emerging market for SAN-based solutions for small and medium-sized businesses. This market expansion has resulted in increased volume shipments of our Fibre Channel products. However, the SAN market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenues have generally been favorably affected by increases in volume shipments (as a result of market expansion and increases in market share) and the release of new products, which tend to have higher average selling prices than the products they are replacing. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining prices.

      Our net revenues are derived primarily from the sale of Fibre Channel and SCSI-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues for the three months ended December 26, 2004 increased $13.2 million, or 10%, from the three months ended December 28, 2003. The increase was primarily the result of an $11.5 million increase in Fibre Channel product revenues, due principally to a 36% increase in shipments of Fibre Channel HBAs compared to the prior year. Revenue from SCSI products increased by $1.5 million primarily due to a 17% increase in shipments of SCSI hard disk drive controllers. Although SCSI product revenue increased during the current quarter, we continue to expect sales of SCSI products to decrease, primarily due to the transition in our hard disk drive controller product line from SCSI to Serial Attached SCSI technology. Net revenues for the three months ended December 26, 2004 included $2.0 million of other revenue, consistent with other revenue recorded in the corresponding period of last year. Other revenue includes iSCSI product revenues, royalties, non-recurring engineering fees and service fees. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.

      Net revenues for the nine months ended December 26, 2004 increased $19.1 million, or 5%, from the nine months ended December 28, 2003. The increase was primarily the result of a $31.4 million increase in Fibre Channel product revenues, due principally to the increase in shipments of Fibre Channel HBAs compared to the prior year. The increase in Fibre Channel product revenues was partially offset by a $13.0 million decrease in sales of SCSI products, due principally to the decrease in volume of SCSI hard disk drive controllers from the same period in the prior year. Net revenues for the nine months ended December 26, 2004 included $4.2 million of other revenue, up from the $3.5 million of other revenue recorded in the corresponding period of last year.

      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top five customers accounted for 58% of net revenues during the nine months ended December 26, 2004 and 56% of net revenues during the fiscal year ended March 28, 2004. As disclosed in our fiscal 2004 Form 10-K, two of our customers represented greater than 10% of net revenues for fiscal 2004. These two customers continue to exceed 10% of our net revenues during the nine months ended December 26, 2004. Based on our results of operations during this nine-month period, two additional existing large computer OEM customers have also exceeded 10% of our net revenues.

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

      Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In millions)
United States	$61.2	$59.7	$169.3	$174.9
International	89.1	77.4	245.4	220.7

Total net revenues	$150.3	$137.1	$414.7	$395.6

Gross Profit

      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In millions)
Gross profit	$104.8	$94.2	$288.1	$268.3
Percentage of net revenues	69.8%	68.7%	69.5%	67.8%

      Gross profit for the three months ended December 26, 2004 increased $10.6 million, or 11%, from gross profit for the three months ended December 28, 2003. The gross profit percentage for the three months ended December 26, 2004 was 69.8%, an increase from 68.7% for the three months ended December 28, 2003. The increase in gross profit percentage during the three months ended December  26, 2004 compared to the corresponding period in the prior year was due primarily to favorable shifts in the product mix and technology mix, including increased sales of higher margin Fibre Channel-based products. In addition, the gross profit percentage was favorably affected by manufacturing efficiencies realized from the increase in production during the three months ended December 26, 2004.

      Gross profit for the nine months ended December 26, 2004 increased $19.8 million, or 7%, from gross profit for the nine months ended December 28, 2003. The gross profit percentage for the nine months ended December 26, 2004 was 69.5%, an increase from 67.8% for the nine months ended December 28, 2003. The increase in gross profit percentage during the nine months ended December 26, 2004 compared to the corresponding period in the prior year was due primarily to favorable shifts in the product mix and technology mix, as well as the manufacturing efficiencies described above.

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

Operating Expenses

      Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended

	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

	(In millions)
Operating expenses:
Engineering and development	$24.3	$21.5	$71.6	$65.7
Sales and marketing	15.2	13.8	43.6	38.0
General and administrative	4.5	6.0	12.9	14.5

Total operating expenses	$44.0	$41.3	$128.1	$118.2

Percentage of net revenues:
Engineering and development	16.2%	15.7%	17.3%	16.6%
Sales and marketing	10.1	10.1	10.5	9.6
General and administrative	3.0	4.3	3.1	3.7

Total operating expenses	29.3%	30.1%	30.9%	29.9%

      Engineering and Development. Engineering and development expenses consist primarily of salaries and other personnel-related costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended December 26, 2004, engineering and development expenses of $24.3 million increased from $21.5 million for the three months ended December 28, 2003. The increase in engineering and development expenses during the three months ended December 26, 2004 was primarily due to a $2.2 million increase in compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of existing and future technologies and the accelerated launch of new products.

      During the nine months ended December 26, 2004, engineering and development expenses of $71.6 million increased from the $65.7 million for the nine months ended December 28, 2003. The increase in engineering and development expenses during the nine months ended December 26, 2004 was primarily due to a $3.4 million increase in compensation and related benefit costs associated with the increases in headcount and a $1.1 million increase in external engineering costs associated with new product development.

      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued and increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended December 26, 2004 of $15.2 million increased $1.4 million, or 10%, from the three months ended December 28, 2003. The increase in sales and marketing expenses during the three months ended December 28, 2004 compared to the corresponding period in the prior year was due primarily to an increase in various promotional activities directed at increasing market awareness and acceptance of our products, and an increase in the headcount and related compensation and benefit costs associated with the expansion of our sales and marketing groups. During the three months ended December 26, 2004, promotional costs increased $0.8 million and compensation and benefits costs increased $0.3 million compared to the corresponding period of fiscal 2004.

      Sales and marketing expenses for the nine months ended December 26, 2004 of $43.6 million increased $5.6 million, or 15%, from the nine months ended December 28, 2003. During the nine months ended December 26, 2004, promotional costs increased $3.4 million and compensation and benefits costs increased $1.4 million compared to the corresponding period of fiscal 2004, primarily due to the aforementioned increases in promotional activities and headcount of our sales and marketing groups.

      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended December 26, 2004 of $4.5 million decreased from the $6.0 million for the three months ended December 28, 2003. General and administrative expenses in fiscal 2004 included $1.8 million related to legal settlements, which did not recur in fiscal 2005. General and administrative expenses for the nine months ended December 26, 2004 of $12.9 million decreased from the $14.5 million for the nine months ended December 28, 2003 primarily due to the aforementioned expense related to legal settlements.

      In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

Non-Operating Income

      Interest and other income is primarily comprised of interest income and investment gains (losses) related to our portfolio of marketable securities. Interest and other income for the three months ended December 26, 2004 increased by $1.0 million compared to the same period in the prior year, primarily due to a $0.6 million increase in interest income resulting from increased balances of marketable securities.

      Interest and other income for the nine months ended December 26, 2004 decreased by $0.1 million compared to the same period in the prior year. The decrease is primarily comprised of a $1.2 million change in net gain (loss) on the sale of investments, offset by a $1.4 million increase in interest income resulting from increased balances in marketable securities.

Income Taxes

      Our effective income tax rate declined from 38.0% in fiscal 2004 to 33.6% and 35.3% during the three and nine months ended December 26, 2004, respectively. This decline was due to the favorable resolution of routine tax examinations during the three months ended September 26, 2004 and the favorable impact of new tax legislation enacted during the three months ended December  26, 2004. We expect our tax rate to approximate 35% for fiscal 2005.

Liquidity and Capital Resources

      Our combined balances of cash and cash equivalents and short-term investments have increased to $768.2 million at December 26, 2004, compared to $743.0 million at March 28, 2004. The increase was primarily attributable to cash generated from operations, offset by our $80.0 million purchase of treasury stock and $14.8 million of additions to property and equipment. Our working capital, during the nine months ended December 26, 2004, increased $29.3 million to $822.1 million. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

      Cash provided by operating activities was $117.5 million for the nine months ended December 26, 2004 and $113.1 million for the nine months ended December 28, 2003. The increase in the cash provided by operating activities was due to the increase in net income and the timing of certain working capital items, including accounts receivable, offset by changes in certain non-cash tax items during the nine months ended December 26, 2004 compared to the corresponding period of the prior year. The operating cash flow for the nine months ended December 26, 2004 reflects our net income of $111.4 million, $9.2 million of net non-cash charges, and a net increase in the non-cash components of our working capital of $3.1 million. The increase in the non-cash components of working capital was primarily due to a $9.6 million increase in accounts receivable and an $8.8 million increase in inventory and other operating accounts associated with the expansion of our business, partially offset by an increase of $4.5 million in operating liabilities associated with the expansion of our business and the related timing of certain payment obligations and a $10.8 million increase in income taxes payable.

      Cash used in investing activities of $15.9 million for the nine months ended December 26, 2004 includes additions to property and equipment of $14.8 million. During the nine months ended December 28, 2003, cash used in investing activities of $90.9 million included net purchases of marketable securities of $75.4 million and additions to property and equipment of $15.4 million.

      We expect capital expenditures to increase in the future consistent with the growth in our business, as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

      Cash used in financing activities of $72.4 million for the nine months ended December 26, 2004 resulted from our purchase of $80.0 million of treasury stock, partially offset by $7.6 million of proceeds from the issuance of common stock under our stock plans. During the nine months ended December 28, 2003, the $0.2 million of cash used in financing activities resulted from the use of $19.5 million for the purchase of treasury stock, offset by the proceeds from the issuance of common stock under stock plans.

      In October 2002, the Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million of our outstanding common stock for a two-year period. We completed the repurchase of the authorized amount pursuant to the program, including 1.4 million shares of common stock for an aggregate purchase price of $40.0 million during the three months ended June 27, 2004. In June 2004, the Board of Directors approved a new stock repurchase program that authorizes us to repurchase up to an additional $100 million of our outstanding common stock for a two-year period through June 30, 2006. We repurchased 1.3 million shares of common stock under the new program for an aggregate purchase price of $40.0 million during the nine months ended December 26, 2004.

      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their impact on our cash flows in future fiscal years is as follows:

	2005
	(Remaining				2009-
	three months)	2006	2007	2008	2010	Total

	(In millions)
Operating leases	$1.6	$4.7	$3.0	$0.8	$0.8	$10.9
Non-cancelable purchase obligations	39.9	22.1	—	—	—	62.0

Total	$41.5	$26.8	$3.0	$0.8	$0.8	$72.9

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

Recent Accounting Standards

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to significantly impact our financial statements.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to significantly impact our financial statements.

      In December 2004, the FASB issued revised statement SFAS No. 123, “Share-Based Payment,” (SFAS No. 123R), which supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and replaces the current SFAS No. 123. SFAS No. 123R requires companies to expense the estimated fair value of employee stock options and similar awards and provides new guidance on the valuation methods to be used in determining the fair value of employee stock awards. Under SFAS No. 123R, compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The accounting provisions of SFAS No. 123R will be effective for annual and interim periods beginning after June 15, 2005. We are in the process of determining how SFAS No. 123R will be applied to valuing stock-based awards granted after adoption and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top five customers accounted for 58% of net revenues during the nine months ended December 26, 2004 and 56% of net revenues during the fiscal year ended March 28, 2004. Additionally, we are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to exit the markets served by us, or to enter into a business combination with one of our competitors.

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

      Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may temporarily decrease the amount of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.

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

Uncertainties related to attestation of internal controls

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

      Revenues from international shipments accounted for 59% and 56% of our net revenues for the first nine months of fiscal 2005 and the fiscal year ended March 28, 2004, respectively. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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

Decreased effectiveness and availability of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation will adversely affect earnings.

      We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board has adopted changes to United States generally accepted accounting principles that would require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to us.

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

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 26, 2004, the carrying value of our cash and cash equivalents approximates fair value.

      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of December 26, 2004, unrealized losses of $1.1 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures

      As of the end of the quarter ended December 26, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 26, 2004 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended December 26, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      In June 2004, we announced a stock repurchase program covering repurchases of up to $100 million of our common stock. This stock repurchase program expires June 30, 2006. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal year 2005 under our stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

September 27, 2004 — October 24, 2004	171,900	$29.15	171,900	$84,990,000
October 25, 2004 — November 21, 2004	462,072	$32.44	462,072	$70,000,000
November 22, 2004 — December 26, 2004	286,469	$34.91	286,469	$60,000,000

Total	920,441	$32.59	920,441	$60,000,000

      The Company previously purchased 391,907 shares under this program.

Item 6.	Exhibits

      Exhibits

Exhibit No.	Item Caption

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 1, 2005

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