Form 10-K
period 2005-04-03
QLOGIC CORP
filed 2005-06-13
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended April 3, 2005
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
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,690,743,910 (based on the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market on September 24, 2004).
      As of June 1, 2005, 90,894,686 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders, to be held on August 23, 2005, are incorporated by reference into Part III of this Form 10-K where indicated.

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
      Unless the context indicates otherwise, “we,” “our,” “us” and the “Company” each refer to QLogic Corporation and its subsidiaries.
      All references to years refer to our fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003, as applicable, unless the calendar years are specified. All references to share and per share data have been restated to reflect our stock splits.
Overview
      We design and develop storage networking infrastructure components sold to original equipment manufacturers, or OEMs, and distributors. We produce hard disk controller chips, or HDCs, tape controller chips, enclosure management chips, host bus adapters, or HBAs, Fibre Channel blade switches, Fibre Channel stackable switches and other fabric switches that provide the connectivity infrastructure for storage networks. We serve our customers with solutions based on various storage connectivity technologies including Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI.

Customers, Markets and Applications
      Our products are sold directly to OEMs and through our authorized distributors. Our customers rely on our storage area network, or SAN, infrastructure technology to deliver storage solutions to information technology professionals in virtually every business sector.
      Our technology is found primarily in server, workstation, storage subsystem and hard disk drive solutions targeted at:

•	Small, medium and large enterprises with critical business data requirements.

•	Business applications requiring high-performance or networked storage solutions, which include:

•	Data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film/video, broadcast, medical imaging and computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering, high-speed backup and data replication.
      Our products are incorporated in a large number of solutions from OEM customers, including Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Fujitsu Limited, Hitachi, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Quantum Corporation, Storage Technology Corporation, Sun Microsystems, Inc. and many others. For information regarding our major customers and their impact on our revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

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
Storage Industry
      According to IDC, 2004 enterprise storage capacity shipments in SANs grew by 69% over 2003 reaching a record 316,200 Terabytes (TBs). The IDC report forecasts that capacity shipped in SANs will increase to over 3,000,000 TBs by 2008.
      The rapid growth in storage requirements is being driven by several key factors. Data retention, as a result of expanding compliance and regulatory requirements, will increasingly drive the capacity needs for businesses of all sizes. Remote replication is an application which will not only increase the demand for capacity but will also expand the requirement for Fibre Channel to iSCSI bridge technology. Disk-based-back-up and virtual disk are two capacity oriented applications that are increasingly popular due to the availability of low-cost, high-capacity Serial Advanced Technology Attachment, or SATA, drives in enterprise storage subsystems. Both applications address compliance related, rapid recovery requirements. Since these applications are much more efficient if shared among many servers, the implementation is likely to be in a shared SAN environment. Rich-media will continue to drive significant capacity expansion throughout the next few years. Digital video, voice and content rich documents are expected to drive demand in both the enterprise and small and medium sized business, or SMB, markets.
New Markets
      While storage capacity and revenue opportunities will continue to expand in North America, storage growth is expected to grow even more rapidly in emerging countries such as Russia, China and India. In a manner analogous to the way emerging countries moved ahead of land line infrastructure by deploying wireless technology, storage implementations in emerging countries will tend to move ahead of older direct attached infrastructures by deploying storage networks from the start. Over the next several years these emerging markets are expected to offer attractive expansion opportunities.
      Another emerging SAN market is the medium sized business. Analysts estimate that the number of medium sized businesses, companies with between 100 and 1,000 employees, exceeds 500,000. Over 90% of these companies still deploy direct attached or server based storage. These companies have the same issues with compliance, replication, recovery and data expansion as do large enterprises. Increasingly these companies are looking to SANs designed for SMBs as a solution. During 2004 and early 2005, SMB specific solutions from Dell, EMC, HP, IBM and Sun have been brought to market. These solutions, along with management software that simplifies the installation and management of SANs, are targeted at this emerging base of SAN prospects. Both Fibre Channel-and iSCSI-based solutions are expected to find acceptance in these markets in the future.
New Technologies
      New technologies are expected to drive new applications which will also drive storage capacity requirements. iSCSI, which has been slow to take-off as a technology, has finally started shipping from major storage vendors. The iSCSI storage subsystems are targeted at the emerging SMB SAN market. Many of these subsystems are expected to be deployed as direct attached storage initially and later converted to SAN as familiarity with the new management capabilities increases.
      We expect server vendors to begin shipping products using Serial Attached SCSI, or SAS, technology in 2006. The advantage of SAS technology in servers is the ability to support both low-cost, high-capacity SATA, as well as performance-oriented SAS hard disk drives.
      In 2005, Fibre Channel 4Gb solutions began entering the market. Based on recent experience with the transition from 1Gb to 2Gb Fibre Channel products, it is expected that 4Gb products will take anywhere from 12 to 18 months to complete the transition.

      Blade servers continue to evolve into higher-performance and more flexible application environments. Based on IDC data from 2004, blade servers continue to be the fastest growing server segment. A large percentage of blade servers are shipped with Fibre Channel technology making Fibre Channel blade switches the fastest growing segment of the Fibre Channel switch market.
Our SAN Solutions
      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Downtm” technology), baseboard management solutions, and Fibre Channel and iSCSI HBAs. Connecting servers to storage, we provide the network infrastructure with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for redundant array of inexpensive disks, or RAID, storage systems. These include Fibre Channel host port connections and RAID controller to Fibre Channel and SCSI disk drive port connections. In addition, we are an independent designer, developer and supplier of enterprise SCSI and Fibre Channel disk controllers.
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
Product Overview
      We design and supply storage network infrastructure components for many of the world’s largest server and storage subsystem manufacturers. We also sell storage network infrastructure solutions through distributor channels. Our products, whether integrated into an OEM system or delivered directly via a distributor, are used by small, medium and large enterprises, and companies that have a variety of information technology environments.
      Our products include our SANbladetm HBAs and SANboxtm Fibre Channel Switches. Our Fibre Channel HBAs support SCSI protocol, Internet Protocol, or IP, Virtual Interface, or VI, and FICON protocol. Our iSCSI HBAs support internet SCSI protocol. In addition, we design and supply controller chips used in hard disk drives and tape drives as well as enclosure management and baseboard management chip solutions that monitor the health of the physical environment within a server or storage enclosure.
Sales and Marketing
      We market and distribute our products through OEMs and our direct sales organization supported by field sales and systems engineering personnel. In addition, we utilize a network of independent manufacturers’ representatives and regional and international distributors.
      In national and in certain international markets, we maintain both a direct sales force to serve our large OEM customers and multiple outside representatives that are focused on medium-sized and emerging accounts. We maintain a focused business development and outbound marketing organization to assist, train, equip and augment the sales organizations of our major OEM customers and their respective reseller organizations and partners. In 2004, we opened a sales office in Taiwan to support both customers and partners in the Asia-Pacific region. For information regarding revenue from independent customers by geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.
      We work with our large peripheral and computer system manufacturer customers during their design cycles. We support these customers with applications and system design support and services, as well as training classes and seminars conducted both in the field and from our offices in Aliso Viejo and Roseville, California, Eden Prairie, Minnesota, and in the United Kingdom.

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
      In addition to sales and marketing efforts, we actively participate with industry organizations relating to the development and acceptance of industry standards. We collaborate with peer companies through co-marketing activities, collateral development, joint training, road tours and cooperative testing and certifications. Finally, to ensure and promote multi-vendor interoperation, we maintain interoperability certification programs and testing laboratories.
Engineering and Development
      Our industry is subject to rapid and regular technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural and systems expertise to address a broad range of input/output, or I/ O, and SAN solutions.
      We are engaged in the design and development of Fibre Channel switches; switch components; and iSCSI and Fibre Channel I/ O controllers and HBAs. We also design and develop SCSI, Fibre Channel and SAS hard disk drive controllers and management controllers used in storage peripherals, server enclosures and circuit boards.
      We continue to invest heavily in research and development to expand our capabilities to address the emerging technologies in the rapid evolution of the storage networking industry. During fiscal 2005, 2004 and 2003, we incurred engineering and development expenses of $95.9 million, $87.8 million and $81.3 million, respectively.
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
Competition
      The markets for SAN infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;

•	product quality, reliability and performance;

•	price;

•	new product innovation;

•	customer relationships;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of SAN components.
      We believe that we compete favorably with respect to each of these factors
      Due to the broad array of components required in the SAN infrastructure, we compete with several companies. In the Fibre Channel HBA market, our primary competitor is Emulex Corporation. In the

iSCSI HBA market, our primary competitor is Adaptec, Inc. Our switch products compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc. and McDATA Corporation.
      There are two markets in the semiconductor controller business. The first market is associated with server and storage controller interfaces. In this market, our primary competitors are Adaptec, Inc., Agilent Technologies, Inc. and LSI Logic Corporation. The second market relates to controllers for enterprise disk drives where our primary competitor is LSI Logic Corporation.
      Finally, our enclosure and baseboard management semiconductor controllers compete primarily with Vitesse Semiconductor Corporation and Hitachi, Ltd.
Manufacturing
      We use outside suppliers and foundries to manufacture our semiconductor chips, HBAs and switches. This approach allows us to avoid the high costs of owning, operating and constantly upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing, and supply chain management. Prior to the sale of our semiconductor, switch and HBA products, final tests are performed on the products, including tests required under our ISO 9001 Certification. We also provide fabrication process reliability tests and conduct failure analysis to confirm the integrity of our quality assurance procedures.
      Our semiconductors are currently manufactured by a number of domestic and offshore foundries. Our major semiconductor suppliers are Samsung Semiconductor, Inc., LSI Logic Corporation, Taiwan Semiconductor Manufacturing Company, International Business Machines Corporation and Agere Systems Inc. Most of our products are manufactured using 0.25, 0.18 or 0.13 micron process technology. Newer technologies using 90 nanometer process technologies are currently under development. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
      We depend on foundries to allocate a portion of their foundry capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term agreements with any of these foundries; we purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing foundries, and intend to qualify new foundries, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current foundry relationships or obtain additional capacity.
      We currently purchase our semiconductor products from foundries either in finished form or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form, and to assemble our switches and HBA products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. For our HBA products, we use third party suppliers for material procurement and assembly in a turnkey model. Following the assembly of our semiconductor and HBA products, our products are further tested and inspected prior to shipment to our customers. For our switch products, we use third party suppliers for material procurement, management, assembly and test processes.
      Most component parts used in our HBA products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each HBA, switch and chip product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition and results of operations.
Intellectual Property
      While we have a number of patents issued and additional patent applications pending in the United States, Canada, Europe and Asia, we rely primarily on our trade secrets, trademarks and copyrights to protect our intellectual property. We attempt to protect our proprietary information through confidentiality agreements and contractual provisions with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all.
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
Employees
      We had 847 employees as of April 3, 2005. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 2.	Properties
      Our principal product development, operations, sales and corporate offices are currently located in four buildings comprising approximately 200,000 square feet in Aliso Viejo, California. We own three of these buildings, and have a five-year lease (expiring in July 2009) for approximately 35,000 square feet of this space. We also lease design centers in Eden Prairie, Minnesota, Austin, Texas and Roseville, California comprising approximately 55,000 square feet, 15,000 square feet and 15,000 square feet, respectively. In April 2005, we entered into a 42-month lease for an operations, sales and postponement facility located near Dublin, Ireland, comprising approximately 20,000 square feet. We also maintain sales offices at various locations in the United States, Europe and Southeast Asia.

Item 3.	Legal Proceedings
      In February 2003, Vixel Corporation filed suit against us in the United States District Court for the District of Delaware (the “First Delaware Action”) alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. The suit sought injunctive relief and damages in an unspecified amount.

      In December 2003, we filed suit against Emulex (the new parent company of Vixel) in the United States District Court for the Central District of California (the “California Action”) alleging that Emulex infringed one of our patents related to a digital switch element used in Fibre Channel systems. The suit sought unspecified monetary damages as well as injunctive relief.
      During December 2003, we engaged with Emulex in negotiations to settle the First Delaware Action and the California Action. As a result of those discussions, the parties signed a document entitled “terms of agreement” which the parties intended would outline the basis for a settlement agreement. In late February 2004, Emulex filed suit in the United States District Court for the District of Delaware (the “Second Delaware Action”) asking the Delaware court for declaratory relief that: (i) the patent in dispute in the California Action was invalid and, if the patent was valid, then Emulex did not infringe the patent; and (ii) the “terms of agreement” was a final and binding settlement of the First Delaware Action and the California Action.
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
      Various lawsuits, claims and proceedings have been or may be instituted against us. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to us. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on our financial condition or results of operations. Based on an evaluation of matters which are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market and Prices
      Shares of our common stock are traded and quoted on The Nasdaq National Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent fiscal years as reported on The Nasdaq National Market.

Fiscal 2004	High	Low

First Quarter	$53.35	$36.90
Second Quarter	53.57	41.26
Third Quarter	58.72	46.76
Fourth Quarter	53.14	40.13

	Sales Prices

Fiscal 2005	High	Low

First Quarter	$43.00	$25.26
Second Quarter	31.46	21.44
Third Quarter	38.39	27.35
Fourth Quarter	43.66	33.22
Number of Common Stockholders
      The approximate number of record holders of our common stock was 616 as of June 1, 2005.
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
Recent Sales of Unregistered Securities
      In January 2005, in connection with our prior acquisition of Little Mountain Group, Inc. (LMG), we issued approximately 179,000 shares of common stock to the former stockholders of LMG. These shares were issued in connection with the achievement of certain performance milestones that were specified at the date of the acquisition. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
      On June 30, 2004, we announced a stock repurchase program covering repurchases of up to $100 million of our common stock. This stock repurchase program expires June 30, 2006. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal year 2005 under our stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

December 27, 2004 - January 23, 2005	—	$—	—	$60,000,000
January 24, 2005 - February 20, 2005	—	$—	—	$60,000,000
February 21, 2005 - April 3, 2005	123,950	$40.34	123,950	$55,000,000

Total	123,950	$40.34	123,950	$55,000,000

      We had previously purchased 1,312,350 shares under the program.
      We repurchased the remaining amount authorized pursuant to the stock repurchase program, consisting of 1,731,000 shares for an aggregate purchase price of $55.0 million, during the first quarter of fiscal 2006.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended

	April 3,	March 28,	March 30,	March 31,	April 1,
	2005	2004	2003	2002	2001

Statement of Operations Data
Net revenues	$571,903	$523,860	$440,809	$344,189	$357,542
Cost of revenues	174,824	166,294	159,370	133,005	128,739

Gross profit	397,079	357,566	281,439	211,184	228,803

Operating expenses:
Engineering and development	95,864	87,755	81,253	69,684	56,315
Sales and marketing	59,477	52,952	44,312	38,323	36,482
General and administrative	17,252	18,102	14,011	16,673	14,828
Merger and related expenses	—	—	—	—	22,947

Total operating expenses	172,593	158,809	139,576	124,680	130,572

Operating income	224,486	198,757	141,863	86,504	98,231
Interest and other income	17,873	16,844	17,356	19,036	18,706

Income before income taxes	242,359	215,601	159,219	105,540	116,937
Income taxes	84,763	81,928	55,746	34,814	48,168

Net income	$157,596	$133,673	$103,473	$70,726	$68,769

Net income per share:
Basic	$1.70	$1.42	$1.11	$0.76	$0.76

Diluted	$1.68	$1.39	$1.09	$0.74	$0.72

Balance Sheet Data
Cash and cash equivalents and marketable securities	$812,338	$743,034	$643,197	$492,546	$355,483
Working capital	870,698	792,783	681,496	535,612	442,702
Total assets	1,026,340	926,126	815,043	669,857	571,497
Total stockholders’ equity	956,183	867,718	750,735	618,983	523,702

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      We design and supply storage network infrastructure components for many of the world’s largest server and storage subsystem manufacturers that ultimately are used by small to medium-sized enterprises and companies that have large information technology environments. We serve customers with solutions based on various storage area network, or SAN, technologies. Our products are currently based on Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI, standards and we expect that future products may also be based on technology standards such as Serial Attached SCSI, or SAS. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs and fabric switches that provide the connectivity infrastructure for every size of storage network.
      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Down” technology), baseboard management solutions, Fibre Channel HBAs and iSCSI HBAs. Connecting servers to storage, we provide the network infrastructure with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for redundant array of inexpensive disks, or RAID, storage systems. These include Fibre Channel host port connections and RAID controller to Fibre Channel and SCSI disk drive port connections. In addition, we are an independent designer, developer and supplier of enterprise SCSI and Fibre Channel disk controllers.
      Our products are sold to original equipment manufacturers, or OEMs, and through our authorized distributors. These connectivity solutions are incorporated into a variety of products from OEM customers, including Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Fujitsu Limited, Hitachi, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Quantum Corporation, Storage Technology Corporation, Sun Microsystems, Inc. and many others.
      We maintain a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal year 2005 comprised fifty-three weeks, with the additional week included in the fourth fiscal quarter. Fiscal years 2004 and 2003 each comprised fifty-two weeks.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information
      During fiscal 2005, we established new records for annual net revenues and net income. Net revenues during fiscal 2005 of $571.9 million were up 9% from last year; net income of $157.6 million in fiscal 2005 increased 18% from the prior year. The results for fiscal 2005 were highlighted by a 12% increase in Fibre Channel product revenues and an improvement in gross profit percentage of 110 basis points to 69.4%.
      During the fourth quarter of fiscal 2005, our total net revenues increased sequentially by 5% from the third quarter of fiscal 2005. Fibre Channel revenues during the fourth quarter increased 1%. Revenues derived from SCSI products increased 15% sequentially during the fourth quarter due to increased demand for our SCSI chip products. Overall, sales of our hard disk drive controller chips increased by 34% sequentially, including strong growth in both the Fibre Channel and SCSI technologies.
      Our long-term outlook for our core Fibre Channel business remains favorable. Based on a foundation of design wins in existing markets, as well as emerging markets such as the small-to-medium business market, we continue to expect favorable growth momentum for our Fibre Channel products.

      A summary of the key factors and significant events which impacted our financial performance during the fourth quarter of fiscal 2005 are as follows:

•	Net revenues of $157.2 million for the fourth quarter of fiscal 2005 increased sequentially by $7.0 million, or 5%, from the $150.3 million reported in the third quarter of fiscal 2005.

•	Gross profit as a percentage of net revenues was 69.3% for the fourth quarter of fiscal 2005, declining 50 basis points from the 69.8% reported in the third quarter of fiscal 2005. This change in our gross profit percentage was attributable to product mix. Although we experienced an increase in our gross profit percentage for fiscal 2005, we continue to expect downward pressure on our gross profit percentage and there can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 41.0% for the fourth quarter of fiscal 2005 compared to 40.5% in the third quarter of fiscal 2005.

•	Net income of $46.2 million, or $0.49 per diluted share, increased sequentially 6% from the $43.4 million, or $0.46 per diluted share, in the third quarter of fiscal 2005.

•	During the fourth quarter of fiscal 2005, we repurchased $5.0 million of our common stock in the open market under our corporate stock repurchase program.

•	Cash and cash equivalents and short-term investments of $812.3 million at April 3, 2005 increased $44.2 million from the balance at the end of the third quarter of fiscal 2005. During the fourth quarter, we generated $60.4 million of cash from operations.

•	Working capital of $870.7 million at April 3, 2005 increased $48.6 million during the fourth quarter primarily due to our net income and the related cash generated from operations.

•	Accounts receivable was $63.5 million as of April 3, 2005, compared to $76.5 million at December 26, 2004. Days sales outstanding (DSO) in receivables as of April 3, 2005 decreased to 40 days from 46 days as of December 26, 2004. Our accounts receivable and DSO are primarily affected by the linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will range between 45 and 55 days during fiscal 2006. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $29.6 million as of April 3, 2005, compared to $24.3 million as of December 26, 2004. Our annualized inventory turns in the fourth quarter of fiscal 2005 of 6.0 turns declined from the 7.5 turns in the third quarter of fiscal 2005, principally due to the increase in inventories related to the buildup to satisfy customer requirements, including the expected level of customer demand from our hubs at the end of the fourth quarter.

RESULTS OF OPERATIONS
Net Revenues
      A summary of the components of our net revenues is as follows:

	2005	2004	2003

	(In millions)
Net revenues:
Fibre Channel products	$448.4	$399.3	$305.6
SCSI products	116.3	118.8	132.5
Other	7.2	5.8	2.7

Total net revenues	$571.9	$523.9	$440.8

Percentage of net revenues:
Fibre Channel products	79%	76%	69%
SCSI products	20	23	30
Other	1	1	1

Total net revenues	100%	100%	100%

      The global marketplace for SANs continues to expand in response to the information storage requirements of enterprise business environments, as well as the emerging market for SAN-based solutions for small and medium sized business. This market expansion has resulted in increased volume shipments of our Fibre Channel products. However, the SAN market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenues have generally been favorably affected by increases in volume shipments (as a result of market expansion and increases in market share) and the release of new products, which tend to have higher average selling prices than the products they are replacing. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining prices.
      Our net revenues are derived primarily from the sale of Fibre Channel and SCSI-based products. We also license certain designs and receive royalty revenues and non-recurring engineering fees. Net revenues for fiscal 2005 increased $48.0 million, or 9%, from fiscal 2004. The increase was the result of a $49.1 million, or 12%, increase in Fibre Channel product revenues, due principally to a 43% increase in shipments of Fibre Channel HBAs compared to the prior year. This volume increase was partially offset by lower average selling prices. The increase in Fibre Channel product revenues was partially offset by a $2.5 million, or 2%, decrease in sales of SCSI products. We continue to expect sales of SCSI products to decrease primarily due to the transition in our hard disk drive controller product line from SCSI to SAS technology. Net revenues for fiscal 2005 included $7.2 million of other revenue, compared to $5.8 million of other revenue recorded in the prior year. Other revenue includes iSCSI product revenues, royalties, non-recurring engineering fees and service fees. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.
      Net revenues for fiscal 2004 increased $83.1 million, or 19%, from fiscal 2003. The increase was primarily the result of a $93.7 million, or 31%, increase in Fibre Channel product revenues, due principally to increased shipments of HBAs and switches, which volume increases aggregated 53% and 59%, respectively. These volume increases were partially offset by lower average selling prices. The increase in Fibre Channel net revenues was partially offset by a $13.7 million decrease in sales of SCSI products, primarily due to the continued technology transition in our hard disk drive controller product line. Net revenues for fiscal 2004 included $5.8 million of other revenues, compared to $2.7 million of other revenues recorded in the prior year.
      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80%, 78% and 81% of net revenues during fiscal 2005, 2004 and 2003, respectively.

      A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues during each of the fiscal years is as follows:

	2005	2004	2003

Fujitsu	16%	14%	18%
IBM	12%	*	*
Sun Microsystems	11%	15%	17%
Hewlett-Packard	11%	*	*
Hitachi	*	*	11%

*	Less than 10% of net revenues.
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
      Export revenues (primarily to Pacific Rim countries) for fiscal 2005 of $341.5 million increased $48.9 million, or 17%, from fiscal 2004, including a $26.7 million increase in the Asia-Pacific region and a $19.7 million increase in Europe. Export revenues in fiscal 2004 of $292.6 million increased $53.9 million, or 23%, from fiscal 2003, primarily due to increased sales of Fibre Channel HBAs in the United Kingdom and the Asia-Pacific region. As a percentage of net revenues, export revenues accounted for 60%, 56% and 54% in fiscal 2005, 2004 and 2003, respectively. Export revenues are denominated in U.S. dollars.
      Revenues by geographic area are presented based upon the country of destination. No other country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2005	2004	2003

	(In millions)
United States	$230.4	$231.3	$202.1
Japan	87.4	133.2	130.1
United Kingdom	54.7	57.8	31.8
Rest of world	199.4	101.6	76.8

	$571.9	$523.9	$440.8

Gross Profit
      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	2005	2004	2003

	(In millions)
Gross profit	$397.1	$357.6	$281.4
Percentage of net revenues	69.4%	68.3%	63.8%
      Gross profit for fiscal 2005 increased $39.5 million or 11%, from gross profit for fiscal 2004. The gross profit percentage for fiscal 2005 increased 110 basis points from the prior year to 69.4%. The increase in gross profit percentage during fiscal 2005 compared to fiscal 2004 was due primarily to favorable shifts in product mix and technology mix, including increased sales of higher margin Fibre Channel products. In addition, the gross profit percentage was favorably affected by cost efficiencies realized from the increase in production during fiscal 2005.

      During fiscal 2004, gross profit increased $76.2 million or 27%, from gross profit for fiscal 2003. The gross profit percentage for fiscal 2004 increased 450 basis points from the prior year to 68.3%. The increase in gross profit percentage during for fiscal 2004 compared to fiscal 2003 was due primarily to favorable shifts in product mix and technology mix, including increased sales of higher margin Fibre Channel products. In addition, the gross profit percentage was favorably affected by cost efficiencies realized from the increase in production and improved inventory management during fiscal 2004.
      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as the results of our investment in engineering and development activities, supply costs, the worldwide semiconductor foundry capacity, the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly difficult to reduce manufacturing costs. Also, royalty revenues have been irregular or unpredictable. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical trends and it may decline in the future.
Operating Expenses
      Our operating expenses are summarized in the following table:

	2005	2004	2003

	(In millions)
Operating expenses:
Engineering and development	$95.9	$87.8	$81.3
Sales and marketing	59.5	52.9	44.3
General and administrative	17.2	18.1	14.0

Total operating expenses	$172.6	$158.8	$139.6

Percentage of net revenues:
Engineering and development	16.8%	16.7%	18.4%
Sales and marketing	10.4	10.1	10.1
General and administrative	3.0	3.5	3.2

Total operating expenses	30.2%	30.3%	31.7%

      Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. Engineering and development expenses of $95.9 million for fiscal 2005 increased $8.1 million, or 9%, from fiscal 2004. The increase in engineering and development expenses in fiscal 2005 was due primarily to a $5.6 million increase in compensation and related benefit costs as a result of headcount increases and a $2.4 million increase in materials and outside services costs. The increase in our headcount and associated costs during fiscal 2005 was primarily the result of our continued development efforts in support of new products. Engineering and development expenses included $5.9 million in fiscal 2005 and $7.7 million in fiscal 2004 of non-cash stock based compensation costs related to our acquisition of Little Mountain Group, Inc. in January 2001. These non-cash charges ended during the fourth quarter of fiscal 2005.
      During fiscal 2004, engineering and development expenses of $87.8 million increased $6.5 million, or 8%, from fiscal 2003. The increase in engineering and development expenses in fiscal 2004 was due primarily to a $5.1 million increase in compensation and related benefit costs. The increase in our headcount and associated costs during fiscal 2004 was primarily the result of our continued development efforts in support of products based on the Fibre Channel and iSCSI technologies.
      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued and increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future, excluding the non-cash stock based compensation costs noted above.
      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses of $59.5 million for fiscal 2005 increased $6.6 million, or 12%, from fiscal 2004. The increase in sales and marketing expenses in fiscal 2005 was due primarily to a $3.3 million increase in compensation and related benefit costs associated with the continued expansion of our sales and marketing groups and a $2.5 million increase in promotional activities directed at increasing market awareness and acceptance of our products.
      During fiscal 2004, sales and marketing expenses of $52.9 million increased $8.6 million, or 19%, from fiscal 2003. The increase in sales and marketing expenses in fiscal 2004 was due primarily to a $3.5 million increase in promotional activities, a $2.8 million increase in compensation and related benefit costs associated with the continued expansion of our sales and marketing groups and a $1.2 million increase in travel costs in support of new market and customer opportunities.
      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.
      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for fiscal 2005 of $17.2 million decreased $0.9 million, or 5%, from fiscal 2004. General and administrative expenses in fiscal 2004 included $1.8 million related to legal settlements, which did not recur in fiscal 2005. In addition, general and administrative expenses in fiscal 2005 increased by $1.0 million for increases in compensation and related benefit costs.
      During fiscal 2004, general and administrative expenses of $18.1 million increased $4.1 million, or 29%, from fiscal 2003. The increase in general and administrative expenses in fiscal 2004 was primarily due to the accrual of the aforementioned legal settlements totaling $1.8 million and increased legal costs aggregating $1.2 million associated with the defense of legal proceedings.
      In connection with the growth of our business, we expect general and administrative expenses will increase in the future.
Non-Operating Income
      A summary of the components of our interest and other income are as follows:

	2005	2004	2003

	(In millions)
Interest income	$18.5	$15.5	$17.1
Gain (loss) on sale of marketable securities	(0.6)	1.1	4.2
Write-down of non-marketable investments	—	—	(4.0)
Other	—	0.2	0.1

	$17.9	$16.8	$17.4

      Interest and other income for fiscal 2005 of $17.9 million is comprised principally of interest income of $18.5 million related to our portfolio of marketable securities. Interest income increased by $3.0 million due to increasing yields on our portfolio of marketable securities, as well as larger investment balances. Interest and other income for fiscal 2005 also includes realized losses on sales of marketable securities of $0.6 million, compared to $1.1 million of gains on sales of marketable securities in the prior year.

      During fiscal 2004, interest and other income of $16.8 million is comprised principally of interest income related to our portfolio of marketable securities. The $0.6 million decline in interest and other income in fiscal 2004 from the prior year was due to a decline in investment income during fiscal 2004, partially offset by the $4.0 million of write-downs of non-marketable investments recorded in fiscal 2003. Excluding the effect of the write-downs of non-marketable securities, interest and other income decreased by $4.6 million during fiscal 2004, primarily due to a $3.1 million reduction of gains on sales of investments from the prior year. In addition, interest income decreased by $1.6 million due to declining yields on our portfolio of marketable securities, partially offset by increased earnings due to larger investment balances.
Income Taxes
      Our effective tax rate approximated 35% in fiscal 2005, 38% in fiscal 2004 and 35% in fiscal 2003. The decrease in the tax rate in fiscal 2005 compared to fiscal 2004 was due primarily to the favorable resolution of routine tax examinations. The increase in the tax rate in fiscal 2004 from fiscal 2003 was due primarily to an increase in income before income taxes, without a corresponding increase in tax benefits associated with research activities and export sales. We expect upward pressure on our effective tax rate in fiscal 2006 due to investments in foreign operations and the continued reduction in benefits derived from both extraterritorial income exclusion and research credits.
New Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” which supersedes SFAS No. 123, Accounting Principles Board Opinion No. 25 and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows”. The provisions of SFAS No. 123R are similar to those of SFAS No. 123, however SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.
      We will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we would, under this method, recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123. Under the modified-retrospective transition method, compensation cost would be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either (i) all periods presented or (ii) to the beginning of the fiscal year in which SFAS No. 123R is adopted.
      SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (for us, fiscal 2007) and early adoption is encouraged. We will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use and the timing of adoption. We do not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS No. 123R will be significantly different from the historical pro forma impact as disclosed in accordance with SFAS No. 123.

Liquidity and Capital Resources
      Our combined balances of cash and cash equivalents and short-term investments have increased to $812.3 million at April 3, 2005, compared to $743.0 million at March 28, 2004. The increase during fiscal 2005 was attributable to cash generated from operations, offset by our $85.0 million purchase of treasury stock and $25.7 million of additions to property and equipment. Our working capital during fiscal 2005 increased $77.9 million to $870.7 million. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.
      Cash provided by operating activities was $181.9 million for fiscal 2005 and $157.2 million for fiscal 2004. The increase in the cash provided by operating activities was due to the increase in net income and the timing of certain working capital items, including accounts receivable and inventory, and changes in certain non-cash tax items compared to the prior year. The operating cash flow for fiscal 2005 reflects our net income of $157.6 million and $17.2 million of non-cash charges (depreciation and amortization, deferred income taxes and other) and a net decrease in the non-cash components of our working capital of $7.1 million. The decrease in the non-cash components of working capital was primarily due to a $9.7 million increase in income taxes payable, an increase of $7.3 million in operating liabilities associated with the expansion of our business and a $3.7 million decrease in accounts receivable, offset by an increase in inventories of $8.7 million and an increase in other assets of $4.9 million.
      Cash used in investing activities of $7.9 million for fiscal 2005 includes net sales of marketable securities of $21.7 million and additions to property and equipment of $25.7 million. During fiscal 2004, cash used in investing activities of $177.5 million includes net purchases of marketable securities of $155.2 million and additions to property and equipment of $22.3 million.
      As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
      Cash used in financing activities of $71.3 million for fiscal 2005 resulted from our purchase of $85.0 million of treasury stock, partially offset by $13.7 million of proceeds from the issuance of common stock under our stock plans. During fiscal 2004, the $34.8 million of cash used in financing activities resulted from our purchase of $57.0 million of treasury stock, partially offset by $22.3 million of proceeds from the issuance of common stock under our stock plans.
      In October 2002, our Board of Directors authorized a stock repurchase program that authorized us to repurchase up to $100 million of our outstanding common stock for a two-year period. We have repurchased the entire amount authorized pursuant to this program. In June 2004, our Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $100 million of our outstanding common stock for a two-year period. During fiscal 2005, we repurchased 2,862,000 shares of our common stock for an aggregate purchase price of $85.0 million under these stock repurchase programs. As of April 3, 2005, we have repurchased 4,192,000 shares of our common stock for an aggregate purchase price of $145.0 million under these stock repurchase programs. The shares repurchased have been taken in as treasury shares and will be held as treasury shares until our Board of Directors designates that these shares be retired or used for some other purpose.
      We repurchased the remaining amount authorized pursuant to the stock repurchase program, consisting of 1.7 million shares for an aggregate purchase price of $55.0 million, during the first quarter of fiscal 2006.

      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their impact on our cash flows in future fiscal years is as follows:

	2006	2007	2008	2009	2010	Total

	(In millions)
Operating leases	$5.5	$4.1	$1.4	$1.0	$0.5	$12.5
Non-cancelable purchase obligations	49.6	0.1	—	—	—	49.7

Total	$55.1	$4.2	$1.4	$1.0	$0.5	$62.2

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

Revenue and Accounts Receivable
      We sell our products domestically and internationally to OEMs and distributors. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.
      We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.
      For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfers to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of our products. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors when the product is sold by the distributor to a third party. At times, we provide standard incentive programs to our distributor customers and account for such programs in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Accordingly, we account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria. Royalty and service revenue is recognized when earned and receipt is assured.
      An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. This reserve is determined by analyzing specific customer accounts and applying historical loss rates to the aging of remaining accounts receivable balances. If the financial condition of our customers were to deteriorate, resulting in their inability to pay their accounts when due, additional reserves might be required.
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
Our operating results may fluctuate, in future periods, which could cause our stock price to decline.
      We have experienced, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. In addition, there can be no assurance that we will maintain our current gross margins or profitability in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the time, availability and sale of new products;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	adjustments related to product returns;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	changes in accounting rules;

•	changes in our accounting policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact information technology spending.
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
We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.
      Our recent level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic or product mix;

•	introduction of new products, including products with price-performance advantages;

•	our ability to reduce production costs;

•	entry into new markets;

•	sales discounts;

•	increases in material or labor costs;

•	excess inventory and inventory holding charges;

•	increased price competition;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.
Our revenues may be affected by changes in IT spending levels.
      In the past, unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, even if IT spending rates increase, we cannot be certain that the market for SAN solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.
Our stock price may be volatile which could affect the value of your investment.
      The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:

•	announcements concerning our competitors, our customers, or us;

•	quarterly fluctuations in our operating results;

•	differences between our actual operating results and the published expectations of analysts;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the semiconductor industry;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.

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
Our business is dependent on the continued growth of the SAN market and if this market does not continue to develop and expand as we anticipate, our business will suffer.
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
      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, such as iSCSI, SAS, SATA and InfiniBandtm that may compete with the market acceptance of our Fibre Channel products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated from Fibre Channel technology. If alternative standards are adopted by the industry, we may not be able to develop products for new standards in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.
We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.
      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 80% and 78% of net revenues for the fiscal 2005 and 2004, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.
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
      Many of our OEM customers experience seasonality and uneven sales patterns in their businesses. For example, some of our customers close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter; and some customers experience spikes in sales during the fourth calendar quarter of each year. Since a large percentage of our products are sold to OEM customers who experience seasonal fluctuations and uneven sales patterns in their businesses, we could continue to experience similar seasonality and uneven sales patterns. In addition, as our customers increasingly require us to maintain products at hub locations near their facilities, it becomes easier for our customers to order products with very short lead times, which makes it increasingly difficult for us to predict sales trends. In addition, our quarterly fiscal periods often do not correspond with the fiscal quarters of our customers, and this may result in uneven sales patterns between quarters. It is difficult for us to evaluate the degree to which the seasonality and uneven sales patterns of our OEM customers may affect our business in the future because the historical growth of our business may have lessened the effect of this seasonality and uneven sales patterns on our business in the past.
Competition within our product markets is intense and includes numerous established competitors.
      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Adaptec, Inc. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc. and McDATA Corporation. We may compete with some of our larger disk drive and computer systems customers, some of which have the capability to develop integrated circuits for use in their own products.
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

We expect the pricing of our products to continue to decline, which could reduce our revenues, gross margins and profitability.
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
      Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or operating results. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.
      As a result of the aforementioned factors regarding our distributors or other unrelated factors, the reseller customers of our distributors could decide to purchase products developed and manufactured by our competitors. Any loss of demand for our products by value-added resellers and system integrators could have a material adverse effect on our business or operating results.
We rely on the availability of third-party licenses.
      Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that necessary licenses will be available on acceptable terms, if at all. The inability to obtain certain licenses or to obtain such licenses on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse impact on our business, operating results and financial condition.
We are dependent on sole source and limited source suppliers for certain key components.
      We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits, or ASICs, from a single source, and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources.
      We use forecasts based on anticipated product orders to determine our component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or deferred revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of certain components from time to time, which could also delay the manufacturing processes.

We depend on our relationships with silicon chip suppliers and other subcontractors, and a loss of any of these relationships may lead to unpredictable consequences that may harm our results of operations if alternative supply sources are not available.
      We currently rely on multiple foundries to manufacture our semiconductor products either in finished form or wafer form. We generally conduct business with these foundries through written purchase orders as opposed to long-term supply contracts. Therefore, these foundries are generally not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. If a foundry terminates its relationship with us or if our supply from a foundry is otherwise interrupted, we may not have a sufficient amount of time to replace the supply of products manufactured by that foundry. As a result, we may not be able to meet customer demands, which would harm our business.
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
      We have not developed alternate sources of supply for some of our products. For example, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic’s transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely affected. The requirement that a customer perform additional product qualifications, or a customer’s inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors. Constraints or delays in the supply of our products, due to capacity constraints, unexpected disruptions at foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers.
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
      Historically, the electronics industry has developed higher performance ASICs, which create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price.

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
If our internal control over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. The first management report on internal controls is contained in this report. Section 404 also requires our independent public accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.
      Our management does not expect that our internal control over financial reporting will prevent all errors or frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or frauds may occur and not be detected.
      Although our management has determined, and our independent auditors have attested, that internal control over financial reporting was effective as of April 3, 2005, we cannot assure you that we or our independent auditor will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
Environmental compliance costs could adversely affect our net income.
      Many of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be enjoined from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. The European Union has finalized the Waste Electrical and Electronic Equipment, or WEEE, Directive which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.

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
      Export revenues accounted for 60% of our net revenues for fiscal 2005. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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
Our business could be materially and adversely affected as a result of the risks associated with strategic alliances.
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
Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation could adversely affect earnings.
      We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. In addition, the FASB has recently adopted changes to United States generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives as of the beginning of the first annual period beginning after June 15, 2005. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments relating to the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to us.
We may experience difficulties in transitioning to smaller geometry process technologies.
      We expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product by product basis, of migrating to smaller geometry process technologies. Currently, most of our products are manufactured in 0.25, 0.18 and 0.13 micron geometry processes. In addition, we have begun to migrate some of our products to 90 nanometer process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
Our proprietary rights may be inadequately protected and difficult to enforce.
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
Disputes relating to claimed infringement of intellectual property rights may adversely affect our business.
      We have received notices of claimed infringement of intellectual property rights in the past, and have been involved in intellectual property litigation in the past. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us with respect to existing and future products. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.
Changes in income tax laws or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.
      We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rates could be adversely affected by changes in tax laws or interpretations thereof, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our financial condition or results of operations.
Computer viruses and other forms of tampering with our computer systems or servers may disrupt our operations and adversely affect net income.
      Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results or financial condition.
Our certificate of incorporation, bylaws and stockholder rights plan may discourage companies from acquiring us and offering our stockholders a premium for their stock.
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
Our facilities and the facilities of third party manufacturers are located in regions that are subject to earthquakes and other natural disasters.
      Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations are located near major earthquake faults. We are not specifically insured for earthquakes, or other such natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, some of our products are currently manufactured at third party facilities that are located in Malaysia. Any earthquake or other natural disaster, such as a tsunami, affecting a country in which our products are manufactured could significantly disrupt production of our products, and result in a significant delay in shipments of our products.

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
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 3, 2005, the carrying value of our cash and cash equivalents approximates fair value.
      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of April 3, 2005, unrealized losses of $3.4 million (net of related income taxes) on these securities are included in accumulated other comprehensive income (loss).

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
QLogic Corporation:
      We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of April 3, 2005 and March 28, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 3, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 3, 2005 and March 28, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QLogic Corporation’s internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Costa Mesa, California
June 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
QLogic Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that QLogic Corporation maintained effective internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that QLogic Corporation maintained effective internal control over financial reporting as of April 3, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of April 3, 2005 and March 28, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 3, 2005, and our report dated June 9, 2005, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Costa Mesa, California
June 9, 2005

QLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
April 3, 2005 and March 28, 2004

	2005	2004

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$165,644	$62,911
Short-term investments	646,694	680,123
Accounts receivable, less allowance for doubtful accounts of $1,445 and $1,372 as of April 3, 2005 and March 28, 2004, respectively	63,526	67,355
Inventories	29,626	20,935
Other current assets	34,029	19,867

Total current assets	939,519	851,191
Property and equipment, net	77,464	67,224
Other assets	9,357	7,711

	$1,026,340	$926,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,186	$18,570
Accrued compensation	22,259	18,849
Income taxes payable	17,999	8,302
Other current liabilities	8,377	12,687

Total current liabilities	68,821	58,408

Deferred tax liabilities	1,336	—
Commitments and contingencies
Subsequent event (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,401,000 and 95,440,000 shares issued at April 3, 2005 and March 28, 2004, respectively	96	95
Additional paid-in capital	504,760	482,039
Retained earnings	599,722	442,126
Accumulated other comprehensive income (loss)	(3,394)	4,028
Treasury stock, at cost: 4,192,000 and 1,330,000 shares at April 3, 2005 and March 28, 2004, respectively	(145,001)	(59,992)
Deferred stock-based compensation	—	(578)

Total stockholders’ equity	956,183	867,718

	$1,026,340	$926,126

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

	2005	2004	2003

	(In thousands, except per
	share amounts)
Gross revenues	$571,903	$523,860	$444,037
Stock-based sales discounts	—	—	3,228

Net revenues	571,903	523,860	440,809
Cost of revenues	174,824	166,294	159,370

Gross profit	397,079	357,566	281,439

Operating expenses:
Engineering and development	95,864	87,755	81,253
Sales and marketing	59,477	52,952	44,312
General and administrative	17,252	18,102	14,011

Total operating expenses	172,593	158,809	139,576

Operating income	224,486	198,757	141,863
Interest and other income, net	17,873	16,844	17,356

Income before income taxes	242,359	215,601	159,219
Income taxes	84,763	81,928	55,746

Net income	$157,596	$133,673	$103,473

Net income per share:
Basic	$1.70	$1.42	$1.11

Diluted	$1.68	$1.39	$1.09

Number of shares used in per share calculation:
Basic	92,512	94,281	93,469

Diluted	93,657	96,246	95,354

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

					Accumulated
	Common Stock				Other
			Additional		Comprehensive		Deferred	Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stock-Based	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Compensation	Equity

	(In thousands)
Balance at March 31, 2002	93,029	93	417,343	204,980	245	—	(3,678)	618,983
Net income	—	—	—	103,473	—	—	—	103,473
Change in unrealized gains on investments, net of tax	—	—	—	—	4,101	—	—	4,101

Comprehensive income								107,574
Issuance of common stock under stock plans (including tax benefit of $6,037)	807	1	17,659	—	—	—	—	17,660
Common stock issued related to business acquisition	109	—	4,364	—	—	—	—	4,364
Purchase of treasury stock	(91)	—	—	—	—	(2,978)	—	(2,978)
Warrants issued in connection with product sales	—	—	3,228	—	—	—	—	3,228
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,904	1,904

Balance at March 30, 2003	93,854	94	442,594	308,453	4,346	(2,978)	(1,774)	750,735
Net income	—	—	—	133,673	—	—	—	133,673
Change in unrealized gains on investments, net of tax	—	—	—	—	(318)	—	—	(318)

Comprehensive income								133,355
Issuance of common stock under stock plans (including tax benefit of $10,640)	1,084	1	32,899	—	—	—	—	32,900
Common stock issued related to business acquisition	131	—	6,546	—	—	—	—	6,546
Common stock issued upon exercise of warrants	280	—	—	—	—	—	—	—
Purchase of treasury stock	(1,239)	—	—	—	—	(57,014)	—	(57,014)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,196	1,196

Balance at March 28, 2004	94,110	95	482,039	442,126	4,028	(59,992)	(578)	867,718
Net income	—	—	—	157,596	—	—	—	157,596
Change in unrealized gains on investments, net of tax	—	—	—	—	(7,422)	—	—	(7,422)

Comprehensive income								150,174
Issuance of common stock under stock plans (including tax benefit of $2,441)	782	1	16,175	—	—	—	—	16,176
Common stock issued related to business acquisition	179	—	6,546	—	—	—	—	6,546
Purchase of treasury stock	(2,862)	—	—	—	—	(85,009)	—	(85,009)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	578	578

Balance at April 3, 2005	92,209	$96	$504,760	$599,722	$(3,394)	$(145,001)	$—	$956,183

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$157,596	$133,673	$103,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,586	14,829	14,706
Deferred income taxes	(1,641)	15,433	8,155
Tax benefit from issuance of stock under stock plans	2,441	10,640	6,037
Amortization of deferred stock-based compensation	578	1,196	1,904
Provision for losses on accounts receivable	90	(450)	(550)
Loss on disposal of property and equipment	187	43	1,478
Stock-based sales discounts	—	—	3,228
Write-down of non-marketable investments	—	—	4,000
Changes in assets and liabilities:
Accounts receivable	3,739	(17,211)	(10,784)
Inventories	(8,691)	(1,570)	5,393
Other assets	(4,902)	(37)	(1,229)
Accounts payable	1,616	3,269	276
Accrued compensation	3,410	(3,148)	6,855
Income taxes payable	9,697	(8,523)	8,388
Other liabilities	2,236	9,048	3,974

Net cash provided by operating activities	181,942	157,192	155,304

Cash flows from investing activities:
Purchases of marketable securities	(672,418)	(1,054,362)	(874,844)
Sales and maturities of marketable securities	694,140	899,122	783,688
Additions to property and equipment	(25,657)	(22,283)	(15,704)
Purchase of other assets	(4,000)	—	—
Acquisition of business, net of cash acquired	—	—	(1,695)

Net cash used in investing activities	(7,935)	(177,523)	(108,555)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	13,735	22,260	11,623
Purchase of treasury stock	(85,009)	(57,014)	(2,978)

Net cash provided by (used in) financing activities	(71,274)	(34,754)	8,645

Net increase (decrease) in cash and cash equivalents	102,733	(55,085)	55,394
Cash and cash equivalents at beginning of year	62,911	117,996	62,602

Cash and cash equivalents at end of year	$165,644	$62,911	$117,996

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$75,723	$64,783	$35,370

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with business acquisition	$6,546	$6,546	$4,364

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

General Business Information
      QLogic Corporation (QLogic or the Company) designs and supplies semiconductor and board level input/output (I/ O) products, full fabric switches and enclosure management semiconductors. The Company’s I/ O products provide a high performance interface between computer systems and their attached data storage peripherals, such as hard disk drives, tape drives, removable disk drives and redundant array of inexpensive disks (RAID) subsystems. The Company markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers’ representatives and regional and international distributors. The Company’s primary original equipment manufacturer (OEM) customers are major domestic and international suppliers and manufacturers of servers, workstations and data storage peripherals.

Principles of Consolidation and Financial Reporting Period
      The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
      The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal year 2005 comprised fifty-three weeks and ended on April 3, 2005. Fiscal years 2004 and 2003 each comprised fifty-two weeks and ended on March 28, 2004 and March 30, 2003, respectively.

Basis of Presentation
      In fiscal 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. Auction rate securities are securities whose yields or dividend rates are reset periodically through an auction process. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as short-term investments in the accompanying consolidated balance sheets. The Company has also made corresponding adjustments to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the consolidated statements of cash flows or previously reported consolidated statements of income for any period.
      Certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition
      The Company recognizes revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For all sales, the Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfers to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the Company’s product. However, certain of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors when the product is sold by the distributor to a third party. At times, the Company provides standard incentive programs to its distributor customers and accounts for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, the Company accounts for its competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria. Royalty and service revenue is recognized when earned and receipt is assured.

Research and Development
      Research and development costs, including costs related to the development of new products and process technology, as well as acquired in-process technology, are expensed as incurred.

Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments in marketable securities and trade accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposts may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore have minimal credit risk. The Company invests its marketable securities primarily in government securities, corporate bonds and municipal bonds, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company sells its products to OEMs and distributors throughout the world. As of April 3, 2005 and March 28, 2004, the Company had five and three customers, respectively, which individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers, workstations or data storage peripherals, accounted for an aggregate of 54% and 40% of the Company’s accounts receivable at April 3, 2005 and March 28, 2004, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Marketable Securities and Investments
      The Company’s marketable securities are invested primarily in debt securities, including government securities, corporate bonds and municipal bonds. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based on quoted market prices. The Company’s available-for-sale marketable securities are included in short-term investments in the accompanying consolidated balance sheets. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income (loss) until realized. Realized gains or losses and other-than-temporary declines in fair value are determined on a specific identification basis and reported in interest and other income as incurred.
      The Company recognizes an impairment charge when the decline in the fair value of an investment below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the financial condition and near term prospects of the investee, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in an unrealized loss position and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
      Non-marketable investments, where the Company is unable to exercise significant influence over the investee, are accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.
      During fiscal 2003, the Company recorded charges of $4.0 million to write down the carrying value of certain non-marketable investments to their estimated fair value of zero. These investments consisted of equity interests in early stage technology companies which the Company had accounted for under the cost method. Management estimated the fair value of these investments based upon available financial and other information, including then-current and projected business prospects for the subject companies, and determined that the decline in the fair value of these investments was other-than-temporary.

Allowance for Doubtful Accounts
      An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. This reserve is determined by analyzing specific customer accounts and applying historical loss rates to the aging of remaining accounts receivable balances.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment
      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 39.5 years for buildings, five to fifteen years for building and land improvements, and two to five years for other property and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

Impairment of Goodwill and Long-Lived Assets
      In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at the reporting unit level annually and in interim periods if certain events occur indicating that the carrying value of the goodwill may be impaired. The two-step impairment test is used to identify potential goodwill impairments and to measure the amount of any goodwill impairment loss to be recognized. During the first step of the impairment analysis, the fair value of the reporting unit (as defined by SFAS No. 142) is compared to its net book value. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of any impairment loss.
      The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter and utilizes the two-step process. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. During the annual goodwill impairment test in fiscal 2005, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.
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

Warranty
      The Company’s products typically carry a warranty for periods of up to five years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. Warranty expense and the corresponding liability are not material to the accompanying consolidated financial statements.

Comprehensive Income
      Comprehensive income includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of income taxes.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure only alternative of SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” APB 25 provides that compensation expense relative to the Company’s stock-based employee compensation plans (including shares to be issued under the Company’s stock option and employee stock purchase plans, collectively the “Options”) is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its consolidated statements of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of Options at the date of grant is recognized in earnings over the vesting period.
      The following table shows pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense:

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net income, as reported	$157,596	$133,673	$103,473
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	376	742	1,237
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(32,664)	(35,463)	(37,613)

Pro forma net income	$125,308	$98,952	$67,097

Net income per share:
Basic, as reported	$1.70	$1.42	$1.11
Diluted, as reported	$1.68	$1.39	$1.09
Basic, pro forma	$1.35	$1.05	$0.72
Diluted, pro forma	$1.34	$1.03	$0.70
      The fair value of Options granted has been estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan

	2005	2004	2003	2005	2004	2003

Fair value	$10.52	$20.22	$21.13	$6.66	$10.45	$11.71
Expected volatility	45%	50%	74%	43%	50%	74%
Risk-free interest rate	3.3%	2.4%	2.5%	1.5%	1.0%	1.6%
Expected life (years)	4.0	4.0	4.0	0.25	0.25	0.25
Dividend yield	—	—	—	—	—	—
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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Based Warrants
      Warrants granted in connection with sales transactions are accounted for at their fair value, using the Black-Scholes valuation model, in the period earned in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The warrants are recorded as stock-based sales discounts and presented as a reduction to gross revenues in the accompanying consolidated statements of income.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows”. The provisions of SFAS No. 123R are similar to those of SFAS No. 123, however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.
      The Company will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective-transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123. Under the modified-retrospective-transition method, compensation cost would be recognized in a manner consistent with the modified-prospective-transition method, however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either (i) all periods presented or (ii) to the beginning of the fiscal year in which SFAS 123R is adopted.
      SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (fiscal 2007 for the Company) and early adoption is encouraged. The Company will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, the Company will determine the transition method to use and the timing of adoption. The Company does not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS No. 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS No. 123.

Note 2.	Acquisition
      On January 23, 2001, the Company acquired the outstanding common stock of Little Mountain Group, Inc. (LMG) for cash, stock and additional consideration related to performance milestones. LMG was a designer of iSCSI silicon and board level products to enable an Ethernet Storage Area Network. The structure of the acquisition, which was accounted for as a purchase, included the issuance of stock based on performance milestones to be achieved through fiscal 2005 to certain former stockholders of LMG who are employees of the Company. The fair value of the shares issued was charged to engineering and development expense as the performance milestones were achieved. During fiscal 2005, 2004 and 2003, the Company issued approximately 179,000, 131,000 and 109,000 shares of common stock in connection with the achievement of

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the performance milestones. The fair value of the shares issued in fiscal 2005, 2004 and 2003 was $6.5 million, $6.5 million and $4.4 million, respectively.

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
      The following table sets forth the computations of basic and diluted net income per share:

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net income	$157,596	$133,673	$103,473

Shares:
Weighted-average shares outstanding — basic	92,512	94,281	93,469
Dilutive potential common shares, using treasury stock method	1,145	1,965	1,885

Weighted-average shares outstanding — diluted	93,657	96,246	95,354

Net income per share:
Basic	$1.70	$1.42	$1.11

Diluted	$1.68	$1.39	$1.09

      Options to purchase 10,104,000, 5,063,000 and 6,879,000 shares of common stock have been excluded from the diluted net income per share calculation for fiscal 2005, 2004 and 2003, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Marketable Securities
      As of April 3, 2005, unrealized losses of $3.4 million (net of related income taxes of $1.8 million) are included in accumulated other comprehensive income. The Company’s portfolio of available-for-sale securities consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
April 3, 2005
U.S. Government securities	$346,764	$62	$(3,043)	$343,783
Corporate bonds	186,042	210	(1,762)	184,490
Municipal bonds	32,000	—	—	32,000
Other debt securities	90,946	12	(728)	90,230

Total debt securities	655,752	284	(5,533)	650,503
Other securities	10,924	—	—	10,924

Total available-for-sale securities	666,676	284	(5,533)	661,427
Less amounts classified as cash equivalents	14,733	—	—	14,733

	$651,943	$284	$(5,533)	$646,694

March 28, 2004
U.S. Government securities	$393,724	$3,519	$(111)	$397,132
Corporate bonds	137,166	2,828	(35)	139,959
Municipal bonds	59,136	28	—	59,164
Other debt securities	34,431	248	(16)	34,663

Total debt securities	624,457	6,623	(162)	630,918
Other securities	60,950	—	(3)	60,947

Total available-for-sale securities	685,407	6,623	(165)	691,865
Less amounts classified as cash equivalents	11,742	—	—	11,742

	$673,665	$6,623	$(165)	$680,123

      The amortized cost and estimated fair value of debt securities as of April 3, 2005, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Due in one year or less	$171,829	$171,747
Due after one year through three years	277,504	274,249
Due after three years	206,419	204,507

	$655,752	$650,503

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at April 3, 2005.

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government securities	$243,360	$(2,997)	$3,478	$(46)	$246,838	$(3,043)
Corporate bonds	151,598	(1,743)	2,833	(19)	154,431	(1,762)
Other debt securities	50,086	(707)	1,314	(21)	51,400	(728)

Total	$445,044	$(5,447)	$7,625	$(86)	$452,669	$(5,533)

      The gross unrealized losses related to the Company’s debt securities were due to changes in interest rates. Management reviewed various factors in determining whether to recognize an impairment charge related to the unrealized losses on the Company’s debt securities, including the financial condition and near term prospects of the investee, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in an unrealized loss position and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company’s management has determined that the gross unrealized losses at April 3, 2005 and March 28, 2004 are temporary in nature.

Note 5.	Inventories
      Components of inventories are as follows:

	2005	2004

	(In thousands)
Raw materials	$11,858	$4,024
Finished goods	17,768	16,911

	$29,626	$20,935

Note 6.	Property and Equipment
      Components of property and equipment are as follows:

	2005	2004

	(In thousands)
Land	$11,663	$11,663
Building and improvements	25,991	23,082
Product and test equipment	78,403	68,805
Furniture and fixtures	6,447	4,916
Semiconductor tooling	13,912	11,534

	136,416	120,000
Less accumulated depreciation and amortization	58,952	52,776

	$77,464	$67,224

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stockholders’ Equity

Capital Stock
      The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. The preferred stock, of which no shares have been issued, includes 200,000 shares designated as Series A Junior Participating Preferred Stock (Series A Preferred Stock). As of April 3, 2005 and March 28, 2004, the Company had 96.4 million and 95.4 million shares of common stock issued, respectively. At April 3, 2005, 16.9 million shares of common stock were reserved for the exercise of issued and unissued common stock options and 1.7 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock
      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. The Company has repurchased the entire amount authorized pursuant to this program. In June 2004, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to an additional $100 million of the Company’s outstanding common stock for a two-year period. As of April 3, 2005, the Company had purchased 4.2 million shares of treasury stock aggregating $145.0 million under these stock repurchase programs. The shares repurchased have been taken in as treasury shares and will be held as treasury shares until the Company’s Board of Directors designates that these shares be retired or used for some other purpose.
      The Company repurchased the remaining amount authorized pursuant to the stock repurchase program, consisting of 1.7 million shares for an aggregate purchase price of $55.0 million, during the first quarter of fiscal 2006.

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
      The Rights become exercisable (i) the 10th business day following the date of a public announcement that a person or a group of affiliated or associated persons (an Acquiring Person) has, with certain exceptions, acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) the 10th business day following the commencement of, or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the person or group making the offer becoming an Acquiring Person (the earlier of the dates described in clauses (i) and (ii) being called the Distribution Date).
      The Rights held by an Acquiring Person or its affiliates are not exercisable. All shares of common stock that will be issued prior to the Distribution Date will include such Rights. The Rights will expire at the close of business on June 4, 2006 (the Scheduled Expiration Date), unless prior thereto the Distribution Date occurs, or unless the Scheduled Expiration Date is extended.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has 200,000 whole shares of Series A Preferred Stock authorized, of which no shares are issued or outstanding at April 3, 2005. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company’s assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, is subject to adjustment in the event of stock splits, stock dividends and similar events.

Note 8.	Stock Plans

Employee Stock Purchase Plan
      The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of April 3, 2005 and March 28, 2004, ESPP participant contributions of $0.8 million were included in other current liabilities in the accompanying consolidated balance sheets. The total number of shares issued under the ESPP was 233,000, 136,000 and 121,000 during fiscal 2005, 2004 and 2003, respectively.

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
      Options granted under the Company’s Stock Awards Plan provide that an employee holding a stock option may exchange mature stock, which the employee already owns, as payment against the exercise of an option. This provision applies to all options outstanding as of April 3, 2005. All stock options granted under the Company’s Stock Awards Plan have ten-year terms and vest over four years from the date of grant.
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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase 54,000 shares of common stock to any non-employee Chairman of the Board. All stock options granted under the Director Plan have ten-year terms and vest over three years from the date of grant.
      As of April 3, 2005, options to purchase 13.5 million shares and 0.7 million shares of common stock were held by employees and directors, respectively. Shares available for future grant aggregated 2.2 million and 0.4 million under the Stock Awards Plan and the Director Plan, respectively.
      In addition, options to purchase an additional 22,500 and 30,000 shares of common stock were outstanding as of April 3, 2005 and March 28, 2004, respectively, for options granted outside of the Company’s Stock Option Plans in fiscal 1996 and 1997. These options had four-year vesting terms and have a ten-year expiration date.

Warrants
      As part of an agreement with Sun Microsystems, Inc. (Sun), the Company granted a warrant to Sun to purchase a certain number of shares of the Company’s common stock based upon the volume of revenue received from Sun. The warrant shares were earned at the rate of one share for each $127.00 of switch product revenue the Company received from Sun through September 30, 2002. In each period in which the warrant shares were earned, a non-cash sales discount was recorded. The amount of the non-cash sales discount was the fair value of the warrant shares, which were earned in the period. The fair value of the warrant shares was calculated using the Black-Scholes valuation model. The assumptions used in the fair value calculation of the warrant shares were generally consistent with those assumptions used in computing the Company’s stock-based compensation pro forma disclosures (see Note 1), except as to the term of the warrants, which was the contractual term. In connection with this agreement, the Company issued warrants to purchase 390,000 shares of its common stock with an exercise price of $13.84 per share. In January 2004, the warrant holder, using a cashless exercise feature pursuant to the original agreement, exercised the warrants and the Company issued 280,000 shares of common stock in full settlement of its obligation under the warrants.

Stock Options
      A summary of stock option activity follows (shares in thousands):

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	12,253	$45.77	10,844	$43.34	9,352	$42.41
Granted	3,960	26.67	2,830	47.78	2,924	42.00
Exercised	(549)	15.46	(948)	18.57	(686)	11.20
Cancelled	(1,407)	45.59	(473)	56.59	(746)	55.94

Outstanding at end of year	14,257	41.65	12,253	45.77	10,844	43.34

Exercisable at end of year	7,902	47.63	6,795	45.38	5,565	40.22

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock options outstanding at April 3, 2005 (shares in thousands):

	Outstanding			Exercisable

		Weighted-	Remaining		Weighted-
	Number of	Average	Contractual	Number of	Average
Range of Exercise Prices	Shares	Exercise Price	Life (Years)	Shares	Exercise Price

$ 0.00 to $ 30.00	4,210	$22.72	8.2	696	$6.90
30.01 to 40.00	2,235	34.47	6.0	1,664	33.85
40.01 to 50.00	3,632	44.75	7.5	2,096	44.94
50.01 to 60.00	2,352	52.82	6.8	1,618	53.59
60.01 to 151.00	1,828	73.50	4.9	1,828	73.50

	14,257	41.65	7.0	7,902	47.63

Note 9. Employee Retirement Savings Plan
      The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $2.0 million, $1.8 million and $1.5 million in fiscal 2005, 2004 and 2003, respectively.
Note 10. Interest and Other Income, Net
      The components of interest and other income, net are as follows:

	2005	2004	2003

	(In thousands)
Interest income	$18,530	$15,486	$17,059
Gain (loss) on sale of marketable securities	(655)	1,095	4,240
Write-down of non-marketable investments	—	—	(4,000)
Other	(2)	263	57

	$17,873	$16,844	$17,356

Note 11. Commitments and Contingencies

Leases
      The Company leases certain equipment and facilities under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases is as follows:

Fiscal Year

(In thousands)
2006	$5,497
2007	4,147
2008	1,401
2009	963
2010	452

Total future minimum lease payments	$12,460

      Rent expense for fiscal 2005, 2004 and 2003 was $7.5 million, $5.6 million and $4.0 million, respectively.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      In February 2003, Vixel Corporation filed suit against the Company in the United States District Court for the District of Delaware (the “First Delaware Action”) alleging infringement of a Vixel patent directed to a method and apparatus for Fibre Channel interconnection of private loop devices. In March 2003, Vixel amended its complaint to add two additional Vixel patents. The suit sought injunctive relief and damages in an unspecified amount.
      In December 2003, the Company filed suit against Emulex (the new parent company of Vixel) in the United States District Court for the Central District of California (the “California Action”) alleging that Emulex infringed one of its patents related to a digital switch element used in Fibre Channel systems. The suit sought unspecified monetary damages as well as injunctive relief.
      During December 2003, the Company engaged with Emulex in negotiations to settle the First Delaware Action and the California Action. As a result of those discussions, the parties signed a document entitled “terms of agreement” which the parties intended would outline the basis for a settlement agreement. In late February 2004, Emulex filed suit in the United States District Court for the District of Delaware (the “Second Delaware Action”) asking the Delaware court for declaratory relief that: (i) the patent in dispute in the California Action was invalid and, if the patent was valid, then Emulex did not infringe the patent; and (ii) the “terms of agreement” was a final and binding settlement of the First Delaware Action and the California Action.
      In June 2004, the Company settled the First Delaware Action, the Second Delaware Action and the California Action, and in connection with that settlement the Company entered into a license and settlement agreement with Emulex. Under that agreement, (i) the Company licensed to Emulex the patent in dispute in the California Action; (ii) Emulex licensed to the Company the patents in dispute in the First Delaware Action; (iii) the Company made a one-time royalty payment to Emulex and agreed to pay royalties on certain future product sales; and (iv) each party agreed to release all claims against the other and to the dismissal of the pending lawsuits.
      The one-time royalty payment was accrued by the Company during fiscal 2004. While the terms of the settlement are confidential, management does not believe that either the one-time royalty payment or the ongoing royalty obligation is material to the Company’s financial condition, results of operations or cash flows.
      Various lawsuits, claims and proceedings have been or may be instituted against the Company. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the Company’s financial condition or results of operations. Based on an evaluation of matters which are pending or asserted, the Company believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Indemnifications
      The Company indemnifies certain of its customers against claims that products purchased from the Company infringe upon a patent, copyright, trademark or trade secret of a third party. In the event of such a claim, the Company agrees to pay all litigation costs, including attorney fees, and any settlement payments or damages awarded directly related to the infringement. The indemnification provisions generally do not expire. The Company is not currently defending any intellectual property infringement claims and has not been informed of any pending infringement claims. Accordingly, the Company has not recorded a liability related to such indemnifications.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes
      Income before income taxes consists of the following components:

	2005	2004	2003

	(In thousands)
United States	$242,019	$216,127	$159,276
Foreign	340	(526)	(57)

	$242,359	$215,601	$159,219

      The components of the income tax provision are as follows:

	2005	2004	2003

	(In thousands)
Current:
Federal	$70,330	$57,770	$42,200
State	16,060	8,896	7,609
Foreign	14	(158)	—

Total current	86,404	66,508	49,809
Deferred:
Federal	(1,570)	13,550	6,174
State	(77)	1,870	(237)
Foreign	6	—	—

Total deferred	(1,641)	15,420	5,937

Total income tax provision	$84,763	$81,928	$55,746

      The tax benefits associated with dispositions from employee stock compensation plans of approximately $2.4 million, $10.6 million and $6.0 million in fiscal 2005, 2004 and 2003, respectively, were recorded directly to additional paid-in capital.
      A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2005	2004	2003

	(In thousands)
Expected income tax provision at the statutory rate	$84,826	$75,460	$55,727
State income taxes, net of federal tax benefit	10,389	6,998	4,792
Benefit from research and other credits	(1,668)	(1,759)	(2,500)
Benefit from export sales	(3,147)	(3,185)	(3,465)
Nondeductible business combination related costs	2,119	3,841	2,246
Reversal of taxes previously accrued	(8,253)	—	—
Tax exempt income	(275)	(161)	(358)
Other, net	772	734	(696)

	$84,763	$81,928	$55,746

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2005	2004

	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$18,459	$14,701
Net operating loss carryforwards	3,822	4,675
State taxes	4,343	2,706
Acquired in-process technology	1,730	1,930
Research credits	857	701
Property and equipment	—	461
Unrealized losses on investments	1,854	—
Other	16	278

Total gross deferred tax assets	31,081	25,452

Deferred tax liabilities:
Research and development expenditures	5,367	4,512
Property and equipment	1,279	—
Unrealized gains on investments	—	2,389

Total gross deferred tax liabilities	6,646	6,901

Net deferred tax assets	$24,435	$18,551

      Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of April 3, 2005. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carry backs available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.
      As of April 3, 2005, the Company has federal net operating loss carryforwards of approximately $10.1 million and aggregate state net operating loss carryforwards of approximately $3.8 million. The federal net operating loss carryforwards expire on various dates between 2011 and 2020. The aggregate state net operating loss carryforwards expire on various dates between 2006 and 2015. All net operating loss carryforwards relate to acquired companies and are subject to limitations on their utilization.
      As of April 3, 2005, the Company has state tax credit carryforwards of approximately $1.3 million. If not utilized, the state tax credit carryforwards will begin to expire in 2014. Approximately $0.3 million of the state tax credits carryforwards relate to acquired companies and are subject to limitations on their utilization.
      The Company’s California combined income tax returns for the 2000, 2001 and 2002 fiscal years are presently under review by the Franchise Tax Board. Management does not expect a material impact on the consolidated financial statements from this review.

Note 13.	Product Revenues, Geographic Revenues and Significant Customers
      Operating segments, as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and significant customers. The Company operates in one operating segment for purposes of SFAS No. 131.

Product Revenues
      The Company designs and supplies switch products, semiconductor and board I/ O, and enclosure management products. These products generally utilize the Fibre Channel or Small Computer Systems Interface (SCSI) technology standards. A summary of the components of the Company’s net revenues is as follows:

	2005	2004	2003

	(In thousands)
Fibre Channel products	$448,387	$399,298	$305,630
SCSI products	116,344	118,735	132,449
Other	7,172	5,827	2,730

	$571,903	$523,860	$440,809

Geographic Revenues
      Revenues by geographic area are presented based upon the country of destination. No other country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2005	2004	2003

	(In thousands)
United States	$230,387	$231,294	$202,119
Japan	87,406	133,190	130,152
United Kingdom	54,744	57,759	31,781
Rest of world	199,366	101,617	76,757

	$571,903	$523,860	$440,809

Significant Customers
      A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues for any of the fiscal years is as follows:

	2005	2004	2003

Fujitsu	16%	14%	18%
IBM	12%	*	*
Sun Microsystems	11%	15%	17%
Hewlett Packard	11%	*	*
Hitachi	*	*	11%

*	Less than 10% of net revenues.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Condensed Quarterly Results (Unaudited)
      The following table summarizes certain unaudited quarterly financial information for fiscal 2005 and 2004:

	Three Months Ended

	June	September	December	March

	(In thousands, except per share amounts)
Fiscal 2005:
Net revenues	$129,811	$134,609	$150,252	$157,231
Gross profit	89,856	93,436	104,804	108,983
Operating income	48,288	50,856	60,805	64,537
Net income	32,203	35,882	43,356	46,155
Net income per share — basic	0.34	0.39	0.47	0.50
Net income per share — diluted	0.34	0.38	0.46	0.49

Fiscal 2004:
Net revenues	$126,235	$132,267	$137,064	$128,294
Gross profit	84,233	89,901	94,183	89,249
Operating income	45,678	51,575	52,879	48,625
Net income	31,676	34,181	34,952	32,864
Net income per share — basic	0.34	0.36	0.37	0.35
Net income per share — diluted	0.33	0.35	0.36	0.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of April 3, 2005.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 3, 2005.
      The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. See page 33 herein.
Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2005, for information about the Company’s Directors under the heading “Proposal One — Election of Directors”, for information about the Company’s executive officers and code of ethics under the heading “Executive Officers”, and for information about reporting compliance under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

      The Company has adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation
      Reference is made to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2005, for information about executive compensation under the heading “Executive Compensation and Other Information.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Reference is made to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2005, for information about security ownership of certain beneficial owners and management under the headings “Principal Stockholders” and “Stock Ownership of Directors and Executive Officers.” Such information is incorporated herein by reference.
      There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.
      Reference is made to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2005, for information about shares authorized for issuance under equity compensation plans under the heading “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      Reference is made to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2005, for information about audit and non-audit fees of the Company’s principal accountant, for information on the audit committee’s pre-approval policies and procedures, and for information on the audit committee’s approval of certain services under the heading “Principal Accountants’ Fees.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Consolidated Financial Statements
      The following consolidated financial statements of the Company for the years ended April 3, 2005, March 28, 2004 and March 30, 2003 are filed as part of this report:
FINANCIAL STATEMENT INDEX
      (a)(2) Financial Statement Schedule
      The following consolidated financial statement schedule of the Company for the years ended April 3, 2005, March 28, 2004 and March 30, 2003 is filed as part of this report and is incorporated herein by reference:
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
Date: June 9, 2005
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

Signature	Title	Date

Principal Executive Officer:

/s/ H.K. Desai H.K. Desai	Chairman of the Board, Chief Executive Officer and President	June 9, 2005

Principal Financial and Accounting Officer:

/s/ Anthony J. Massetti Anthony J. Massetti	Vice President and Chief Financial Officer	June 9, 2005

/s/ Joel S. Birnbaum Joel S. Birnbaum	Director	June 9, 2005

/s/ Larry R. Carter Larry R. Carter	Director	June 9, 2005

/s/ James R. Fiebiger James R. Fiebiger	Director	June 9, 2005

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	June 9, 2005

/s/ Carol L. Miltner Carol L. Miltner	Director	June 9, 2005

/s/ George D. Wells George D. Wells	Director	June 9, 2005

SCHEDULE II
QLOGIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions:
		Charged to	Deductions:
	Balance at	Costs and	Amounts	Balance at
	Beginning of	Expenses	Written Off, Net	End of
	Year	or Revenues	of Recoveries	Year

	(In thousands)
Year ended April 3, 2005:
Allowance for doubtful accounts	$1,372	$90	$17	$1,445
Sales returns and allowances	$5,198	$18,091	$18,056	$5,233
Year ended March 28, 2004:
Allowance for doubtful accounts	$2,830	$(450)	$1,008	$1,372
Sales returns and allowances	$8,302	$17,035	$20,139	$5,198
Year ended March 30, 2003:
Allowance for doubtful accounts	$3,429	$(550)	$49	$2,830
Sales returns and allowances	$12,739	$10,957	$15,394	$8,302

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)

3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)

3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)

3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)

3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.9	By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on February 24, 2005)

4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A thereto a form of the Certificate of Designation for Preferred Stock, as Exhibit B thereto the form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholders Rights Plan. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-A filed on June 19, 1996)

4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 2 of the Registrant’s Registration Statement on Form 8-A/A filed on November 25, 1997)

4.3	Second Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 3 of the Registrant’s Registration Statement on Form 8-A filed on June 1, 2000)

4.4	Third Amendment to Rights Agreement, dated as of January 9, 2003 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A filed on January 10, 2003)

4.5	Fourth Amendment to Rights Agreement, dated as of July 30, 2004 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 5 of the Registrant’s Registration Statement on Form 8-A filed on July 30, 2004)

10.1	Form of QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

10.2	Form of QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

10.3	Form of QLogic Corporation Savings Plan.* (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)

Exhibit
No.	Description

10.4	Form of QLogic Corporation Savings Plan Trust.* (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10 filed on April 3, 1994)

10.5	Form of Indemnification Agreement between QLogic Corporation and Directors.* (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended April 2, 1995)

10.6	Form QLogic Corporation 1998 Employee Stock Purchase Plan.* (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)

10.7	Key Employee Retention Agreement, dated August 4, 1995, between QLogic Corporation and Harshad K. Desai.* (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 2004)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.