Form 10-Q
period 2005-07-03
QLOGIC CORP
filed 2005-07-29
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

or

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
Yes ☑          No ☐
      As of July 22, 2005, 90,696,638 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	April 3,
	2005	2005

	(Unaudited; In thousands,
	except share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$47,680	$165,644
Short-term investments	765,538	646,694
Accounts receivable, less allowance for doubtful accounts of $1,370 and $1,445 as of July 3, 2005 and April 3, 2005, respectively	77,104	63,526
Inventories	26,839	29,626
Other current assets	28,704	34,029

Total current assets	945,865	939,519
Property and equipment, net	78,598	77,464
Other assets	9,132	9,357

	$1,033,595	$1,026,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,952	$20,186
Accrued compensation	12,638	22,259
Income taxes payable	39,773	17,999
Other current liabilities	10,647	8,377

Total current liabilities	82,010	68,821

Deferred tax liabilities	1,570	1,336
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,620,000 and 96,401,000 shares issued at July 3, 2005 and April 3, 2005, respectively	97	96
Additional paid-in capital	510,629	504,760
Retained earnings	641,499	599,722
Accumulated other comprehensive loss	(2,210)	(3,394)
Treasury stock, at cost; 5,923,000 and 4,192,000 shares at July 3, 2005 and April 3, 2005, respectively	(200,000)	(145,001)

Total stockholders’ equity	950,015	956,183

	$1,033,595	$1,026,340

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(Unaudited; In thousands,
	except per share amounts)
Net revenues	$158,834	$129,811
Cost of revenues	50,874	39,955

Gross profit	107,960	89,856

Operating expenses:
Engineering and development	23,587	23,155
Sales and marketing	16,709	14,200
General and administrative	4,157	4,213

Total operating expenses	44,453	41,568

Operating income	63,507	48,288
Interest and other income	6,119	3,633

Income before income taxes	69,626	51,921
Income taxes	27,849	19,718

Net income	$41,777	$32,203

Net income per share:
Basic	$0.46	$0.34

Diluted	$0.45	$0.34

Number of shares used in per share calculation:
Basic	91,533	93,346

Diluted	92,672	94,107

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$41,777	$32,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,501	3,642
Deferred income taxes	3,612	(3,175)
Tax benefit from issuance of stock under stock plans	804	33
Stock-based compensation	175	187
Provision for losses on accounts receivable	(75)	399
Loss on disposal of property and equipment	32	—
Changes in operating assets and liabilities:
Accounts receivable	(13,503)	(249)
Inventories	2,787	(1,404)
Other assets	1,483	(146)
Accounts payable	(1,234)	(440)
Accrued compensation	(9,621)	(6,306)
Income taxes payable	21,774	18,827
Other liabilities	2,270	320

Net cash provided by operating activities	54,782	43,891

Cash flows from investing activities:
Purchases of marketable securities	(252,087)	(254,877)
Sales and maturities of marketable securities	134,849	241,329
Additions to property and equipment	(5,400)	(4,396)

Net cash used in investing activities	(122,638)	(17,944)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	4,891	1,182
Purchase of treasury stock	(54,999)	(40,008)

Net cash used in financing activities	(50,108)	(38,826)

Net decrease in cash and cash equivalents	(117,964)	(12,879)
Cash and cash equivalents at beginning of period	165,644	62,911

Cash and cash equivalents at end of period	$47,680	$50,032

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005. The results of operations for the three months ended July 3, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	Inventories
      The components of inventories are as follows:

	July 3,	April 3,
	2005	2005

	(In thousands)
Raw materials	$11,301	$11,858
Finished goods	15,538	17,768

	$26,839	$29,626

Note 3.	Other Comprehensive Income
      The components of total comprehensive income are as follows:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In thousands)
Net income	$41,777	$32,203
Other comprehensive income (loss):
Change in unrealized gains/losses on investments	1,184	(5,691)

	$42,961	$26,512

Note 4.	Net Income Per Share
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

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In thousands, except
	per share amounts)
Net income	$41,777	$32,203

Shares:
Weighted-average shares outstanding — basic	91,533	93,346
Dilutive potential common shares, using treasury stock method	1,139	761

Weighted-average shares outstanding — diluted	92,672	94,107

Net income per share:
Basic	$0.46	$0.34

Diluted	$0.45	$0.34

      Options to purchase 8,664,000 and 10,997,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended July 3, 2005 and June 27, 2004, respectively. These options have been excluded from the diluted net income per share calculations because their effect was antidilutive.

Note 5.	Stock-Based Compensation
      The Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” APB 25 provides that compensation expense relative to the Company’s stock-based employee compensation plans (including shares to be issued under the Company’s stock option and employee stock purchase plans, collectively the “Options”) is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its consolidated statements of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of Options at the date of grant is recognized in earnings over the vesting period.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In thousands, except
	per share amounts)
Net income, as reported	$41,777	$32,203
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	105	116
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,273)	(8,258)

Pro forma net income	$34,609	$24,061

Net income per share:
Basic, as reported	$0.46	$0.34
Diluted, as reported	$0.45	$0.34
Basic, pro forma	$0.38	$0.26
Diluted, pro forma	$0.37	$0.26
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
      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. In June 2004, the Company’s Board of Directors approved a new stock repurchase program that authorized the Company to repurchase up to an additional $100 million of the Company’s outstanding common stock for a two-year period. As of July 3, 2005, the Company has repurchased the entire amount authorized pursuant to these programs, including 1.7 million shares for an aggregate purchase price of $55.0 million, during the first quarter of fiscal 2006. The shares repurchased have been taken in as treasury shares and will be held as treasury shares until the Company’s Board of Directors designates that these shares be retired or used for some other purpose.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Interest and Other Income
      The components of interest and other income are as follows:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In thousands)
Interest income	$6,255	$4,115
Loss on sale of marketable securities	(127)	(482)
Other	(9)	—

	$6,119	$3,633

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed under “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      We design and supply storage network infrastructure components for many of the world’s largest server and storage subsystem manufacturers. We serve customers with solutions based on various storage area network, or SAN, technologies. Our products are currently based on Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI standards, and we expect that future products may also be based on technology standards such as Serial Attached SCSI, or SAS. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs, and fabric switches that provide the connectivity infrastructure for every size of storage network.
      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Down” technology), baseboard management solutions, Fibre Channel HBAs and iSCSI HBAs. Connecting servers to storage, we provide the network infrastructure with a full suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for redundant array of inexpensive disks, or RAID, storage systems. These include Fibre Channel host port connections and RAID controller to Fibre Channel, SCSI and iSCSI disk drive port connections and Fibre Channel switches. In addition, we are an independent designer, developer and supplier of enterprise SCSI and Fibre Channel disk controllers.
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

First Quarter Financial Highlights and Other Information
      During the first quarter of fiscal 2006, our net revenues were $158.8 million and increased 1% sequentially from the fourth quarter of fiscal 2005. Fibre Channel product revenues during the first quarter increased 6% sequentially from the fourth quarter and represented 79% of our total net revenues. Revenues derived from SCSI products decreased 15% sequentially during the first quarter. We expect that SCSI product revenues will decline over time due to the transition to SAS technology.

      Our long-term outlook for our core Fibre Channel business remains favorable. Based on a foundation of design wins in existing markets, as well as emerging markets such as the small-to-medium business market, we continue to expect favorable growth momentum for our Fibre Channel products.
      In our continuing effort to increase customer satisfaction and responsiveness, we established operations in Ireland during the first quarter of fiscal 2006. A key element of our expanded global supply chain program, the Ireland operations are expected to deliver customer-specific configure-on-demand services, regionally-based customer support, order fulfillment services and reverse logistics for our international customers.
      A summary of the key factors and significant events which impacted our financial performance during the first quarter of fiscal 2006 are as follows:

•	Net revenues of $158.8 million for the first quarter of fiscal 2006 increased sequentially by $1.6 million, or 1%, from the $157.2 million reported in the fourth quarter of fiscal 2005.

•	Gross profit as a percentage of net revenues was 68.0% for the first quarter of fiscal 2006, compared to the 69.3% reported in the fourth quarter of fiscal 2005. We continue to expect downward pressure on our gross profit percentage as a result of changes in product and technology mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 40.0% for the first quarter of fiscal 2006, compared to 41.0% in the fourth quarter of fiscal 2005.

•	Net income of $41.8 million, or $0.45 per diluted share, in the first quarter of fiscal 2006 decreased sequentially 9% from the $46.2 million, or $0.49 per diluted share, reported in the fourth quarter of fiscal 2005. This decrease was primarily the result of the previously anticipated increase in the effective income tax rate due to investments in foreign operations and a reduction of benefits derived from both the extraterritorial income exclusion and research credits.

•	During the first quarter of fiscal 2006, we repurchased $55.0 million of our common stock in the open market under our corporate stock repurchase program, which was announced in June 2004. We have repurchased the entire amount authorized pursuant to this program. Since fiscal year 2003, we have repurchased a total of $200 million of our common stock under programs authorized by our Board of Directors.

•	Cash and cash equivalents and short-term investments of $813.2 million at July 3, 2005, increased $0.9 million from the balance at the end of fiscal 2005. During the first quarter of fiscal 2006, we generated $54.8 million of cash from operations and used $55.0 million to repurchase our common stock.

•	Working capital of $863.9 million at July 3, 2005 declined by $6.8 million from the $870.7 million reported at the end of fiscal 2005.

•	Accounts receivable was $77.1 million as of July 3, 2005, compared to $63.5 million as of April 3, 2005. Days sales outstanding (DSO) in receivables as of July 3, 2005 increased to 44 days from 40 days as of April 3, 2005. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will range between 45 to 55 days during fiscal 2006. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $26.8 million as of July 3, 2005, compared to $29.6 million as of April 3, 2005. Our annualized inventory turns in the first quarter of fiscal 2006 of 7.6 turns increased from the 6.0 turns in the fourth quarter of fiscal 2005, principally due to the higher level of inventories at April 3, 2005 related to the build up to satisfy customer requirements, including the expected level of customer demand from our hubs at the end of fiscal 2005.

Results of Operations

Net Revenues
      A summary of the components of our net revenues is as follows:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In millions)
Net revenues:
Fibre Channel products	$125.5	$104.8
SCSI products	30.6	24.1
Other	2.7	0.9

Total net revenues	$158.8	$129.8

Percentage of net revenues:
Fibre Channel products	79%	81%
SCSI products	19	18
Other	2	1

Total net revenues	100%	100%

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
      Our net revenues are derived primarily from the sale of Fibre Channel and SCSI-based products. Other revenue includes iSCSI product revenues, royalties, non-recurring engineering fees and service fees. Net revenues for the three months ended July 3, 2005 increased $29.0 million, or 22%, from the three months ended June 27, 2004. This increase was primarily the result of a $20.7 million, or 20%, increase in Fibre Channel product revenues, due principally to a 37% increase in shipments of Fibre Channel HBAs from the comparable period of last year. This volume increase was partially offset by lower average selling prices. Revenue from SCSI products increased by $6.5 million, or 27%, primarily due to a 108% increase in shipments of SCSI hard disk drive controllers, partially offset by a 16% decrease in the average selling prices of these products from the same period in the prior year. In addition, the increase in SCSI product revenue was partially offset by a $2.2 million decline in revenues for management controllers as a result of a decrease in shipments during the three months ended July 3, 2005 from the comparable period of last year. While SCSI product revenue increased during the current quarter as compared to the same period in the prior year, we continue to expect SCSI product revenue to decrease over time, primarily due to the expected future transition in our hard disk drive controller product line from SCSI to SAS technology. Net revenues for the three months ended July 3, 2005 included $2.7 million of other revenue. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.
      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 79% of net revenues during the three months ended July 3, 2005 and 80% of net revenues during the fiscal year ended April 3, 2005. As disclosed in our fiscal 2005 Annual Report on Form 10-K, four of our customers represented greater than 10% of net revenues for fiscal

2005. Three of these customers continued to exceed 10% of our net revenues during the three months ended July 3, 2005.
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
      Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In millions)
United States	$65.6	$53.5
Asia-Pacific and Japan	66.0	53.3
Europe, Middle East and Africa	26.2	22.0
Rest of the World	1.0	1.0

Total net revenues	$158.8	$129.8

Gross Profit
      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In millions)
Gross profit	$108.0	$89.9
Percentage of net revenues	68.0%	69.2%
      Gross profit for the three months ended July 3, 2005 increased $18.1 million, or 20%, from gross profit for the three months ended June 27, 2004. The gross profit percentage for the three months ended July 3, 2005 was 68.0% and declined from 69.2% for the corresponding period in the prior year. This decrease in gross profit percentage was due primarily to an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices of our SCSI hard disk drive controllers.
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

Operating Expenses
      Our operating expenses are summarized in the following table:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In millions)
Operating expenses:
Engineering and development	$23.6	$23.2
Sales and marketing	16.7	14.2
General and administrative	4.2	4.2

Total operating expenses	$44.5	$41.6

Percentage of net revenues:
Engineering and development	14.9%	17.8%
Sales and marketing	10.5	10.9
General and administrative	2.6	3.3

Total operating expenses	28.0%	32.0%

      Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended July 3, 2005, engineering and development expenses of $23.6 million increased $0.4 million, or 2%, from $23.2 million for the three months ended June 27, 2004. The increase in engineering and development expenses during the three months ended July 3, 2005 was primarily due to a $1.1 million increase in compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of new products, $0.6 million increase in external engineering costs associated with new product development and a $0.3 million increase in equipment costs, partially offset by a reduction of $1.8 million of non-cash stock-based compensation costs incurred during the three months ended June 27, 2004. These non-cash charges related to the acquisition of the Little Mountain Group, Inc. in January 2001 and ended in the fourth quarter of fiscal 2005.
      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued and increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future.
      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended July 3, 2005 of $16.7 million increased $2.5 million, or 18%, from the three months ended June 27, 2004. The increase in sales and marketing expenses during the three months ended July 3, 2005 was due primarily to an increase in various promotional activities directed at increasing market awareness and acceptance of our products, an increase in the headcount and related compensation and benefit costs associated with the expansion of our sales and marketing groups and an increase in commissions expense as a result of higher revenues. During the three months ended July 3, 2005, promotional costs, which included our annual worldwide partner conference, increased $0.9 million, compensation and benefits costs increased $0.6 million and commissions expense increased $0.6 million compared to the corresponding period of fiscal 2004.
      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended July 3, 2005 of $4.2 million was consistent with the $4.2 million for the three months ended June 27, 2004.
      In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

Non-Operating Income
      A summary of the components of our interest and other income are as follows:

	Three Months Ended

	July 3,	June 27,
	2005	2004

	(In millions)
Interest income	$6.2	$4.1
Loss on sale of marketable securities	(0.1)	(0.5)

	$6.1	$3.6

      Interest income for the three months ended July 3, 2005 of $6.2 million increased by $2.1 million compared to the same period in the prior year, due to increased yields on our portfolio of marketable securities, as well as larger investment balances.

Income Taxes
      Our effective income tax rate increased from approximately 35% in fiscal 2005 to 40% during the three months ended July 3, 2005. The increase in the estimated annual effective tax rate for fiscal 2006 is the result of investments in foreign operations and a continued reduction of benefits derived from both the extraterritorial income exclusion and research credits. Also contributing to a lower effective tax rate in fiscal 2005 was the impact of favorable resolutions of routine tax examinations.
Liquidity and Capital Resources
      Our combined balances of cash and cash equivalents and short-term investments have increased to $813.2 million at July 3, 2005, compared to $812.3 million at April 3, 2005. Our working capital, during the three months ended July 3, 2005, decreased $6.8 million to $863.9 million. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.
      Cash provided by operating activities was $54.8 million for the three months ended July 3, 2005 and $43.9 million for the three months ended June 27, 2004. The increase in the cash provided by operating activities was due to the increase in net income and changes in certain non-cash tax items, offset by the timing of certain working capital items, during the three months ended July 3, 2005 compared to the corresponding period of the prior year. Operating cash flow for the three months ended July 3, 2005 reflects our net income of $41.8 million, net non-cash charges (depreciation and amortization, deferred income taxes and other) of $9.0 million, and a net decrease in the non-cash components of our working capital of $4.0 million. The decrease in the non-cash components of working capital was primarily due to a $21.8 million increase in income taxes payable and a $2.8 million decrease in inventories, partially offset by a $13.5 million increase in accounts receivable and a decrease of $8.6 million in operating liabilities due to the timing of certain payment obligations.
      Cash used in investing activities of $122.6 million for the three months ended July 3, 2005 consists of net purchases of marketable securities of $117.2 million and additions to property and equipment of $5.4 million. During the three months ended June 27, 2004, cash used in investing activities of $17.9 million included net purchases of marketable securities of $13.5 million and additions to property and equipment of $4.4 million.
      As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
      Cash used in financing activities of $50.1 million for the three months ended July 3, 2005 resulted from our purchase of $55.0 million of treasury stock, partially offset by $4.9 million of proceeds from the issuance of common stock under our stock plans. During the three months ended June 27, 2004, the $38.8 million of cash used in financing activities resulted from the use of $40.0 million for the purchase of treasury stock, partially offset by $1.2 million of proceeds from the issuance of common stock under our stock plans.
      In October 2002, the Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million of our outstanding common stock for a two-year period. We completed the repurchase of the authorized amount pursuant to the program, including 1.4 million shares of common stock for an aggregate purchase price of $40.0 million during the three months ended June 27, 2004. In June 2004, the Board of Directors approved a new stock repurchase program that authorized us to repurchase up to an additional $100 million of our outstanding common stock for a two-year period. In the first quarter of fiscal 2006, we repurchased the remaining $55 million available under the plan.
      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their impact on our cash flows in future fiscal years is as follows:

	2006
	(Remaining
	nine months)	2007	2008	2009	2010	Total

	(In millions)
Operating leases	$4.2	$4.1	$1.4	$1.0	$0.5	$11.2
Non-cancelable purchase obligations	59.5	0.1	—	—	—	59.6

Total	$63.7	$4.2	$1.4	$1.0	$0.5	$70.8

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
      We will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we would, under this method, recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123. Under the modified-retrospective transition method, compensation cost would be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS No. 123. The restatement provisions can be applied to either (i) all periods presented or (ii) to the beginning of the fiscal year in which SFAS No. 123R is adopted.
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
      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, such as iSCSI, SAS, SATA and InfiniBandtm that may compete with the market acceptance of our Fibre Channel products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.
We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.
      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 79% and 80% of net revenues for the three months ended July 3, 2005 and fiscal year ended April 3, 2005, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.
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
      Our management has determined that our disclosure controls and procedures were effective as of July 3, 2005 and that there was no change in our internal control over financial reporting during our quarter ended July 3, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we cannot assure you that we or our independent public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
      Export revenues accounted for 59% and 60% of our net revenues for the three months ended July 3, 2005 and fiscal year ended April 3, 2005, respectively. We expect that export revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. As a result, we are subject to several risks, which include:

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
      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/ impairment charges related to intangible assets, all of which could materially and adversely affect our financial position or results of operations.
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
      We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations thereof, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our financial condition or results of operations.
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
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 3, 2005, the carrying value of our cash and cash equivalents approximates fair value.
      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of July 3, 2005, unrealized losses of $2.2 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures
      As of the end of the quarter ended July 3, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2005 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended July 3, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On June 30, 2004, we announced a stock repurchase program covering repurchases of up to $100 million of our common stock. As of June 6, 2005, the entire amount of this program had been repurchased. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal year 2006 under our stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

April 4, 2005 — May 1, 2005	—	$—	—	$55,000,000
May 2, 2005 — May 29, 2005	1,300,819	$31.48	1,300,819	$14,000,000
May 30, 2005 — July 3, 2005	429,877	$32.67	429,877	$—

Total	1,730,696	$31.78	1,730,696	$—

      The Company previously purchased 1,436,300 shares under this program.

Item 6.	Exhibits
      Exhibits

Exhibit No.

10.1	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective June 9, 2005.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

Anthony J. Massetti
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 28, 2005

EXHIBIT INDEX

Exhibit No.

10.1	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective June 9, 2005.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.