Form 10-Q
period 2005-10-02
QLOGIC CORP
filed 2005-10-28
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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
Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
      As of October 21, 2005, 80,467,015 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	April 3,
	2005	2005

	(Unaudited; In thousands,
	except share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51,003	$165,644
Short-term investments	583,112	646,694
Accounts receivable, less allowance for doubtful accounts of $1,308 and $1,311 as of October 2, 2005 and April 3, 2005, respectively	64,383	54,245
Inventories	25,222	22,661
Current assets of discontinued operations	22,558	21,570
Other current assets	24,279	28,705

Total current assets	770,557	939,519
Property and equipment, net	75,556	71,322
Long-term assets of discontinued operations	6,935	6,454
Other assets	8,522	9,120

	$861,570	$1,026,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,674	$19,975
Accrued compensation	15,318	19,629
Income taxes payable	20,855	14,125
Accrued purchases of treasury stock	33,946	—
Current liabilities of discontinued operations	8,631	7,648
Other current liabilities	8,108	7,444

Total current liabilities	110,532	68,821
Deferred tax liabilities	630	—
Long-term liabilities of discontinued operations	1,648	1,411

Total liabilities	112,810	70,232

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,763,000 and 96,401,000 shares issued at October 2, 2005 and April 3, 2005, respectively	97	96
Additional paid-in capital	514,222	504,760
Retained earnings	684,523	599,722
Accumulated other comprehensive loss	(2,882)	(3,394)
Treasury stock, at cost; 13,206,000 and 4,192,000 shares at October 2, 2005 and April 3, 2005, respectively	(447,200)	(145,001)

Total stockholders’ equity	748,760	956,183

	$861,570	$1,026,415

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(Unaudited; In thousands, except per share amounts)
Net revenues	$119,012	$102,281	$234,442	$200,951
Cost of revenues	34,995	29,270	68,988	57,425

Gross profit	84,017	73,011	165,454	143,526

Operating expenses:
Engineering and development	21,417	21,013	41,776	40,966
Sales and marketing	15,617	12,982	30,850	26,090
General and administrative	4,190	4,219	8,082	8,424

Total operating expenses	41,224	38,214	80,708	75,480

Operating income	42,793	34,797	84,746	68,046
Interest and other income	6,111	4,233	12,230	7,866

Income before income taxes	48,904	39,030	96,976	75,912
Income taxes	18,414	13,630	38,200	27,657

Income from continuing operations	30,490	25,400	58,776	48,255
Income from discontinued operations, net of income taxes	12,534	10,482	26,025	19,830

Net income	$43,024	$35,882	$84,801	$68,085

Income from continuing operations per share:
Basic	$0.34	$0.27	$0.65	$0.52

Diluted	$0.34	$0.27	$0.64	$0.52

Income from discontinued operations per share:
Basic	$0.14	$0.12	$0.29	$0.21

Diluted	$0.14	$0.11	$0.29	$0.21

Net income per share:
Basic	$0.48	$0.39	$0.94	$0.73

Diluted	$0.48	$0.38	$0.93	$0.73

Number of shares used in per share calculation:
Basic	89,447	92,485	90,490	92,915

Diluted	90,526	93,222	91,599	93,664

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	October 2,	September 26,
	2005	2004

	(Unaudited; In thousands)
Cash flows from operating activities:
Income from continuing operations	$58,776	$48,255
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,547	7,173
Deferred income taxes	1,975	(3,115)
Tax benefit from issuance of stock under stock plans	1,288	487
Stock-based compensation	175	329
Provision for losses on accounts receivable	72	424
Loss on disposal of property and equipment	103	7
Changes in operating assets and liabilities:
Accounts receivable	(10,210)	2,303
Inventories	(2,561)	1,615
Other assets	3,162	(41)
Accounts payable	3,699	(1)
Accrued compensation	(4,311)	(4,213)
Income taxes payable	6,730	3,283
Other liabilities	664	616

Net cash provided by operating activities	68,109	57,122

Cash flows from investing activities:
Purchases of marketable securities	(370,635)	(347,240)
Sales and maturities of marketable securities	434,713	337,672
Additions to property and equipment	(12,351)	(6,941)

Net cash provided by (used in) investing activities	51,727	(16,509)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	8,000	3,596
Purchase of treasury stock	(268,253)	(50,008)

Net cash used in financing activities	(260,253)	(46,412)

Cash provided by discontinued operations	25,776	11,858

Net increase (decrease) in cash and cash equivalents	(114,641)	6,059
Cash and cash equivalents at beginning of period	165,644	62,911

Cash and cash equivalents at end of period	$51,003	$68,970

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005. The results of operations for the three and six months ended October 2, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.
      In August 2005, the Company entered into a definitive agreement to sell its hard disk drive controller and tape drive controller business (the “Business”). As of October 2, 2005, the Business met all of the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the hard disk drive controller and tape drive controller business has been presented as discontinued operations in the accompanying condensed consolidated financial statements. The reclassifications for discontinued operations have no impact on total assets, liabilities, stockholders’ equity, net income or net cash flow. See Note 8 — Discontinued Operations.

Note 2.	Inventories
      The components of inventories are as follows:

	October 2,	April 3,
	2005	2005

	(In thousands)
Raw materials	$7,551	$9,024
Finished goods	17,671	13,637

	$25,222	$22,661

Note 3.	Other Comprehensive Income
      The components of total comprehensive income are as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In thousands)
Net income	$43,024	$35,882	$84,801	$68,085
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale investments	(672)	1,705	512	(3,986)

	$42,352	$37,587	$85,313	$64,099

Note 4.	Income Per Share
      Basic income per share amounts are based on the weighted-average number of common shares outstanding during the periods presented. Diluted income per share amounts are based on the weighted-average number of common shares and dilutive potential common shares outstanding during the periods

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
presented. The Company has granted certain stock options which have been treated as dilutive potential common shares.
      The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In thousands, except per share amounts)
Income from continuing operations	$30,490	$25,400	$58,776	$48,255
Income from discontinued operations	12,534	10,482	26,025	19,830

Net Income	$43,024	$35,882	$84,801	$68,085

Shares:
Weighted-average shares outstanding — basic	89,447	92,485	90,490	92,915
Dilutive potential common shares, using treasury stock method	1,079	737	1,109	749

Weighted-average shares outstanding — diluted	90,526	93,222	91,599	93,664

Income from continuing operations per share:
Basic	$0.34	$0.27	$0.65	$0.52

Diluted	$0.34	$0.27	$0.64	$0.52

Income from discontinued operations per share:
Basic	$0.14	$0.12	$0.29	$0.21

Diluted	$0.14	$0.11	$0.29	$0.21

Net income per share:
Basic	$0.48	$0.39	$0.94	$0.73

Diluted	$0.48	$0.38	$0.93	$0.73

      Options to purchase 8,566,000 and 11,894,000 shares of common stock have been excluded from the diluted income per share calculations for the three months ended October 2, 2005 and September 26, 2004, respectively. Options to purchase 8,615,000 and 11,445,000 shares of common stock have been excluded from the diluted income per share calculations for the six months ended October 2, 2005 and September 26, 2004, respectively. These options have been excluded from the diluted income per share calculations because their effect was antidilutive.

Note 5.	Stock-Based Compensation
      The Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. APB 25 provides that compensation expense relative to the Company’s stock-based employee compensation plans (including shares to be issued under the Company’s stock option and employee stock purchase plans, collectively the “Options”) is measured based on the intrinsic value of

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock options granted and the Company recognizes compensation expense in its consolidated statements of income using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of the Options at the date of grant is recognized in earnings over the vesting period on a straight-line basis.
      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income, as reported	$43,024	$35,882	$84,801	$68,085
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	89	105	204
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,106)	(8,704)	(14,379)	(17,132)

Pro forma net income	$35,918	$27,267	$70,527	$51,157

Net income per share:
Basic, as reported	$0.48	$0.39	$0.94	$0.73
Diluted, as reported	$0.48	$0.38	$0.93	$0.73
Basic, pro forma	$0.40	$0.29	$0.78	$0.55
Diluted, pro forma	$0.40	$0.29	$0.77	$0.55
      The fair value of the Options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Options have characteristics significantly different than those of traded options and changes in the subjective input assumptions can materially affect the estimate of their fair value.

Note 6.	Treasury Stock
      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. In June 2004, the Company’s Board of Directors approved a second stock repurchase program that authorized the Company to repurchase up to an additional $100 million of the Company’s outstanding common stock for a two-year period. As of July 3, 2005, the Company had repurchased the entire amount authorized pursuant to these programs, including 1.7 million shares for an aggregate purchase price of $55.0 million, during the first quarter of fiscal 2006.
      In August 2005, the Company’s Board of Directors approved a third stock repurchase program that authorized the Company to repurchase up to an additional $350 million of the Company’s outstanding common stock for a two-year period. During the three months ended October 2, 2005, the Company repurchased 7.3 million shares of common stock under this program for an aggregate purchase price of $247.2 million, of which $33.9 million is included in accrued purchases of treasury stock in the accompanying condensed consolidated balance sheet. Accrued purchases of treasury stock consist of transactions entered into near the end of the quarter and which settled subsequent to quarter end. In October 2005, the Company

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repurchased the remaining amount authorized pursuant to this stock repurchase program, consisting of 3.1 million shares for an aggregate purchase price of $102.8 million.
      The repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 7.	Interest and Other Income
      The components of interest and other income are as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In thousands)
Interest income	$6,602	$4,134	$12,857	$8,249
Gain (loss) on sale of marketable securities	(493)	99	(620)	(383)
Other	2	—	(7)	—

	$6,111	$4,233	$12,230	$7,866

Note 8.	Discontinued Operations
      In August 2005, the Company entered into a definitive agreement to sell its hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. (“Marvell”) for $225 million, consisting of $180 million in cash and $45 million in Marvell’s common stock. The common stock to be received is subject to certain resale restrictions under federal securities laws. The agreement also provides for $12 million of the consideration to be placed in escrow to secure the Company’s obligations under certain representation and warranty provisions. As specified in the agreement, the assets to be sold to Marvell consist primarily of intellectual property, inventories and property and equipment. All other assets and liabilities will be recovered or settled by the Company. The transaction is expected to close in the third quarter of fiscal 2006 and result in a gain on sale in excess of $200 million.
      Income from discontinued operations consists of direct revenues and direct expenses of the Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs will be eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Business included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In thousands)
Net revenues	$38,089	$32,328	$81,493	$63,469

Income from discontinued operations before income taxes	$18,752	$16,059	$40,306	$31,098
Income taxes	6,218	5,577	14,281	11,268

Income from discontinued operations	$12,534	$10,482	$26,025	$19,830

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets of discontinued operations consist primarily of accounts receivable, inventory and fixed assets. Liabilities of discontinued operations consist primarily of income taxes payable, deferred tax liabilities and accrued compensation.

Note 9.	Subsequent Event
      On October 18, 2005, the Company entered into a definitive agreement to purchase substantially all of the assets of Troika Networks, Inc. (“Troika”) for $36.5 million in cash and the assumption of certain liabilities. The assets to be acquired include intellectual property (including patents and trademarks), inventory and fixed assets. Troika develops and provides virtualization platforms that host leading original equipment manufacturer solutions. The Company expects the transaction to close during the third quarter of fiscal 2006.

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
Overview
      We design and supply storage network infrastructure components for many of the world’s largest server and storage subsystem manufacturers. We serve customers with solutions based on various storage area network, or SAN, technologies. Our products are currently based on Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI standards, and future products may also be based on other technology standards. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs, and fabric switches that provide the connectivity infrastructure for every size of storage network.
      In August 2005, we entered into a definitive agreement to sell our hard disk drive controller and tape drive controller business, or the Business, to Marvell Technology Group Ltd. for $225 million. The sale of the Business is expected to close during the third quarter of fiscal 2006 and result in a gain on sale in excess of $200 million. As a result of this transaction, all current and prior period financial information related to the Business has been presented as discontinued operations. The following discussion and analysis excludes the Business and amounts related to the Business unless otherwise noted.
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
      Our products are sold to original equipment manufacturers, or OEMs, and through our authorized distributors. These connectivity solutions are incorporated into a variety of products from OEM customers, including Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Hitachi, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Quantum Corporation, Storage Technology Corporation, Sun Microsystems, Inc. and many others.

Second Quarter Financial Highlights and Other Information
      During the second quarter of fiscal 2006, our net revenues from continuing operations were $119.0 million and increased 3% sequentially from the first quarter of fiscal 2006. Revenues from SAN Infrastructure

Products, which are comprised of HBAs, switches and silicon, during the second quarter increased 3% sequentially from the first quarter and represented 93% of our total net revenues. Revenues derived from Management Controllers, which are comprised of enclosure management and baseboard management products, increased 2% sequentially during the second quarter.
      Our long-term outlook for our core business remains favorable. Based on a foundation of design wins in existing markets, as well as emerging markets such as the small-to-medium business market, we continue to expect favorable growth momentum for our SAN Infrastructure Products. We expect that revenues from our Management Controllers will decline over time, as these products are not part of our core business and we are not investing in the development of new products.
      In our continuing effort to increase customer satisfaction and responsiveness, we established operations in Ireland during the first quarter of fiscal 2006. A key element of our expanded global supply chain program, the Ireland operations are expected to deliver customer-specific configure-on-demand services, regionally-based customer support, order fulfillment services and reverse logistics for our international customers. During the second quarter of fiscal 2006, we commenced shipments to customers from our Ireland facility.
      A summary of the key factors and significant events which impacted our financial performance during the second quarter of fiscal 2006 are as follows:

•	Net revenues of $119.0 million for the second quarter of fiscal 2006 increased sequentially by $3.6 million, or 3%, from $115.4 million in the first quarter of fiscal 2006.

•	Gross profit as a percentage of net revenues was 70.6% for both the first and second quarters of fiscal 2006. We continue to expect downward pressure on our gross profit percentage as a result of changes in product and technology mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 36.0% for the second quarter of fiscal 2006, compared to 36.3% in the first quarter of fiscal 2006.

•	Income from continuing operations of $30.5 million, or $0.34 per diluted share, in the second quarter of fiscal 2006 increased sequentially 8% from $28.3 million, or $0.31 per diluted share, in the first quarter of fiscal 2006. This increase was primarily the result of a decrease in our estimated annual effective income tax rate due to the favorable resolution of a routine tax examination during the second quarter of fiscal 2006.

•	During the second quarter of fiscal 2006, we repurchased $247.2 million of our common stock on the open market under our $350 million corporate stock repurchase program, which we announced in August 2005. In October 2005, we repurchased the remaining $102.8 million authorized pursuant to this program. Since fiscal year 2003, we have repurchased a total of $550 million of our common stock under programs authorized by our Board of Directors.

•	Cash and cash equivalents and short-term investments of $634.1 million at October 2, 2005, decreased $179.1 million from the balance at the end of the first quarter of fiscal 2006. During the second quarter of fiscal 2006, we generated $31.4 million of cash from operations and used $213.3 million to repurchase our common stock.

•	Working capital of $660.0 million at October 2, 2005 declined by $203.9 million during the second quarter from $863.9 million at July 3, 2005 primarily due to the stock repurchases described above.

•	Accounts receivable was $64.4 million as of October 2, 2005, compared to $59.0 million as of July 3, 2005. Days sales outstanding (DSO) in receivables as of October 2, 2005 increased to 49 days from 47 days as of July 3, 2005. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will range between 45 to 55 days during fiscal 2006. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $25.2 million as of October 2, 2005, compared to $24.9 million as of July 3, 2005. Our annualized inventory turns in the second quarter of fiscal 2006 of 5.5 turns were consistent with the inventory turns in the first quarter of fiscal 2006.

Results of Operations

Net Revenues
      A summary of the components of our net revenues is as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In millions)
Net revenues:
SAN Infrastructure Products	$110.5	$91.1	$217.8	$180.4
Management Controllers	7.0	10.5	13.9	19.8
Other	1.5	0.7	2.7	0.8

Total net revenues	$119.0	$102.3	$234.4	$201.0

Percentage of net revenues:
SAN Infrastructure Products	93%	89%	93%	90%
Management Controllers	6	10	6	10
Other	1	1	1	—

Total net revenues	100%	100%	100%	100%

      The global marketplace for SANs continues to expand in response to the information storage requirements of enterprise business environments, as well as the emerging market for SAN-based solutions for small and medium-sized businesses. This market expansion has resulted in increased volume shipments of our SAN Infrastructure Products. However, the SAN market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenues have generally been favorably affected by increases in units sold as a result of market expansion, increases in market share and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining prices.
      Our net revenues are derived primarily from the sale of SAN Infrastructure Products and Management Controllers. Other revenue includes non-product related revenues, such as royalties, non-recurring engineering fees and service fees. Net revenues for the three months ended October 2, 2005 increased $16.7 million, or 16%, from the three months ended September 26, 2004. This increase was primarily the result of a $19.4 million, or 21%, increase in revenues from SAN Infrastructure Products, partially offset by a $3.5 million, or 33%, decrease in revenue from Management Controllers. The increase in revenues from SAN Infrastructure Products was primarily due to a 33% increase in shipments of HBAs partially offset by an 8% decrease in average selling prices, and a 79% increase in shipments of switches partially offset by a 15% decrease in average selling prices. The decrease in revenue from Management Controllers was due to a 24% decrease in shipments and an 11% decrease in average selling prices. We expect revenue from Management Controllers to decrease over time, as these products are not part of our core business and we are not investing in the development of new products. Net revenues for the three months ended October 2, 2005 included $1.5 million of other revenue. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.
      Net revenues for the six months ended October 2, 2005 increased $33.4 million, or 17%, from the six months ended September 26, 2004. The increase was principally due to a $37.4 million, or 21%, increase in revenues from SAN Infrastructure Products, partially offset by a $5.9 million, or 29%, decrease in revenue from Management Controllers. The increase in revenues from SAN Infrastructure Products was primarily due to a 35% increase in shipments of HBAs partially offset by a 9% decrease in average selling prices, and a 74% increase in shipments of switches partially offset by a 15% decrease in average selling prices. The decrease in revenue from Management Controllers was due to a 24% decrease in shipments and a 7% decrease in average selling prices. Net revenues for the six months ended October 2, 2005 included $2.7 million of other revenue.
      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 77% of net revenues during the six months ended October 2, 2005 and 78% of net revenues during the fiscal year ended April 3, 2005. Four of our customers represented 10% or more of net revenues for the six months ended October 2, 2005, consistent with fiscal 2005.
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
      Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In millions)
United States	$65.5	$54.2	$130.7	$106.3
Europe, Middle East and Africa	26.6	21.9	52.1	43.5
Asia-Pacific and Japan	26.7	25.5	51.0	49.4
Rest of the world	0.2	0.7	0.6	1.8

Total net revenues	$119.0	$102.3	$234.4	$201.0

Gross Profit
      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products (including silicon chips from third-party manufacturers), assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In millions)
Gross profit	$84.0	$73.0	$165.5	$143.5
Percentage of net revenues	70.6%	71.4%	70.6%	71.4%
      Gross profit for the three months ended October 2, 2005 increased $11.0 million, or 15%, from gross profit for the three months ended September 26, 2004. The gross profit percentage for the three months ended October 2, 2005 was 70.6% and declined from 71.4% for the corresponding period in the prior year. This decrease in gross profit percentage was due primarily to an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices.
      Gross profit for the six months ended October 2, 2005 increased $22.0 million, or 15%, from gross profit for the six months ended September 26, 2004. The gross profit percentage for the six months ended October 2, 2005 was 70.6% and declined from 71.4% for the corresponding period in the prior year. This gross profit percentage decreased principally due to an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices.
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

Operating Expenses
      Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In millions)
Operating expenses:
Engineering and development	$21.4	$21.0	$41.8	$41.0
Sales and marketing	15.6	13.0	30.8	26.1
General and administrative	4.2	4.2	8.1	8.4

Total operating expenses	$41.2	$38.2	$80.7	$75.5

Percentage of net revenues:
Engineering and development	18.0%	20.6%	17.8%	20.4%
Sales and marketing	13.1	12.7	13.2	13.0
General and administrative	3.5	4.1	3.4	4.2

Total operating expenses	34.6%	37.4%	34.4%	37.6%

      Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended October 2, 2005, engineering and development expenses of $21.4 million increased $0.4 million, or 2%, from $21.0 million for the three months ended September 26, 2004. The increase in engineering and development expenses during the three months ended October 2, 2005 was primarily due to a $1.9 million increase in compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of new products and a $0.2 million increase in equipment costs, partially offset by a reduction of $1.8 million of non-cash stock-based compensation costs incurred during the three months ended September 26, 2004. These non-cash charges related to the acquisition of the Little Mountain Group, Inc. in January 2001 and ended in the fourth quarter of fiscal 2005.
      During the six months ended October 2, 2005, engineering and development expenses of $41.8 million increased $0.8 million, or 2%, from $41.0 million for the six months ended September 26, 2004. Engineering and development expenses increased primarily due to headcount related costs, partially offset by a $3.6 million reduction in the non-cash stock-based compensation costs discussed above.
      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued and increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future.
      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended October 2, 2005 of $15.6 million increased $2.6 million, or 20%, from the three months ended September 26, 2004. The increase in sales and marketing expenses during the three months ended October 2, 2005 was due primarily to an increase in various promotional activities directed at increasing market awareness and acceptance of our products, an increase in the headcount and related compensation and benefit costs associated with the expansion of our sales and marketing groups, an increase in commissions expense as a result of higher revenues and an increase in travel-related expenses. During the three months ended October 2, 2005, promotional costs increased $1.3 million, compensation and benefits costs increased $0.7 million, commissions expense increased $0.3 million and travel-related expenses increased $0.4 million compared to the corresponding period of fiscal 2005.
      Sales and marketing expenses for the six months ended October 2, 2005 of $30.8 million increased $4.7 million, or 18%, from the six months ended September 26, 2004. The increase in sales and marketing expenses during the six months ended October 2, 2005 was due primarily to an increase in various promotional activities including amounts related to our worldwide partner conference, an increase in the headcount and related compensation and benefit costs associated with the expansion of our sales and marketing groups, an increase in commissions expense as a result of higher revenues and an increase in travel-related expenses. During the six months ended October 2, 2005, promotional costs, which included our annual worldwide partner conference, increased $2.1 million, compensation and benefits costs increased $0.9 million, commissions expense increased $0.6 million and travel-related expenses increased $0.8 million compared to the corresponding period of fiscal 2005.
      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.
      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended October 2, 2005 of $4.2 million were consistent with the $4.2 million for the three months ended September 26, 2004. General and administrative expenses for the six months ended October 2, 2005 of $8.1 million decreased slightly from the $8.4 million for the six months ended September 26, 2004.
      In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

Non-Operating Income
      A summary of the components of our interest and other income are as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In millions)
Interest income	$6.6	$4.1	$12.9	$8.2
Loss on sale of marketable securities	(0.5)	0.1	(0.7)	(0.3)

	$6.1	$4.2	$12.2	$7.9

      Interest income for the three months ended October 2, 2005 of $6.6 million increased by $2.5 million compared to the same period in the prior year, due to increased yields on our portfolio of marketable securities. Interest income for the six months ended October 2, 2005 of $12.9 million increased by $4.7 million compared to the same period in the prior year, also due to increased yields on our portfolio of marketable securities.

Income Taxes
      Our effective income tax rate related to continuing operations increased from 35% in fiscal 2005 to 37.7% and 39.4% during the three and six months ended October 2, 2005, respectively. The increase in the estimated annual effective tax rate for fiscal 2006 is the result of investments in foreign operations and a continued reduction of benefits derived from both the extraterritorial income exclusion and research credits. The income tax rate declined to 37.7% during the second quarter of fiscal 2006 compared to 41.2% in the first quarter of fiscal 2006 primarily due to the resolution of a routine tax examination during the second quarter, which had a favorable impact on our estimated annual effective income tax rate for fiscal 2006.

Discontinued Operations
      Income from discontinued operations, net of income taxes, consists of direct revenues and direct expenses of the Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs will be eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Business included in discontinued operations in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

	(In millions)
Net revenues	$38.1	$32.3	$81.5	$63.5

Income from discontinued operations, net of income taxes	$12.5	$10.5	$26.0	$19.8

      Net revenues for the three months ended October 2, 2005 increased $5.8 million, or 18%, from the three months ended September 26, 2004 due to a 53% increase in shipments, partially offset by a 22% decrease in average selling prices. Income from discontinued operations, net of income taxes, for the three months ended October 2, 2005 increased by $2.0 million, or 20%, from the prior year primarily due to the increase in revenue.
      Net revenues for the six months ended October 2, 2005 increased $18.0 million, or 28%, from the six months ended September 26, 2004 due to a 71% increase in shipments, partially offset by a 25% decrease in average selling prices. Income from discontinued operations, net of income taxes, for the six months ended October 2, 2005 increased by $6.2 million, or 31%, from the prior year primarily due to the increase in revenue.
Liquidity and Capital Resources
      Our combined balances of cash and cash equivalents and short-term investments have decreased to $634.1 million at October 2, 2005, compared to $812.3 million at April 3, 2005. Our working capital, during the six months ended October 2, 2005, decreased $210.7 million to $660.0 million. The decrease in cash and short-term investments and the decrease in working capital is due primarily to the repurchase of our common stock during the six months ended October 2, 2005 pursuant to our stock repurchase programs, partially offset by our cash generated by operations. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

      Cash provided by operating activities was $68.1 million for the six months ended October 2, 2005 and $57.1 million for the six months ended September 26, 2004. The increase in the cash provided by operating activities was due to the increase in income from continuing operations and changes in certain non-cash tax items, offset by the timing of certain working capital items, during the six months ended October 2, 2005 compared to the corresponding period of the prior year. Operating cash flow for the six months ended October 2, 2005 reflects our income from continuing operations of $58.8 million, net non-cash charges (depreciation and amortization, deferred income taxes and other) of $12.1 million, and a net increase in the non-cash components of our working capital of $2.8 million. The increase in the non-cash components of working capital was primarily due to a $10.2 million increase in accounts receivable associated with the expansion of our business, a $2.6 million increase in inventories and a decrease of $4.3 million in accrued compensation resulting from certain payments made in fiscal 2006, partially offset by a decrease of $3.2 million in other assets and a $6.7 million increase in income taxes payable and a $4.4 million increase in operating liabilities due to the timing of payment obligations.
      Cash provided by investing activities of $51.7 million for the six months ended October 2, 2005 consists of net sales and maturities of marketable securities of $64.1 million, partially offset by additions to property and equipment of $12.4 million. During the six months ended September 26, 2004, cash used in investing activities of $16.5 million included net purchases of marketable securities of $9.6 million and additions to property and equipment of $6.9 million.
      As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
      Cash used in financing activities of $260.3 million for the six months ended October 2, 2005 resulted from our purchase of $268.3 million of treasury stock, partially offset by $8.0 million of proceeds from the issuance of common stock under our stock plans. During the six months ended September 26, 2004, the $46.4 million of cash used in financing activities resulted from the use of $50.0 million for the purchase of treasury stock, partially offset by $3.6 million of proceeds from the issuance of common stock under our stock plans.
      In October 2002, the Board of Directors approved a stock repurchase program that authorized us to repurchase up to $100 million of our outstanding common stock for a two-year period. In June 2004, the Board of Directors approved an additional stock repurchase program that authorized us to repurchase up to an additional $100 million of our outstanding common stock for a two-year period. A new stock repurchase program was approved by the Board of Directors in August 2005 that authorized us to repurchase up to an additional $350 million of our outstanding common stock for a two-year period. During the six months ended October 2, 2005, we repurchased the remaining $55 million available under the June 2004 plan, consisting of 1.7 million shares, and repurchased an additional 7.3 million shares for an aggregate purchase price of $247.2 million under the August 2005 plan. In October 2005, we repurchased 3.1 million shares of our common stock for $102.8 million, thereby completing the August 2005 stock repurchase plan. Since fiscal 2003, we have repurchased a total of $550 million of our common stock under programs authorized by our Board of Directors.
      In August 2005, we entered into a definitive agreement to sell our hard disk drive controller and tape drive controller business to Marvell for $225 million, consisting of $180 million in cash and $45 million in Marvell’s common stock. The common stock to be received is subject to certain resale restrictions under federal securities laws. The agreement also provides for $12 million of the consideration to be placed in escrow to secure our obligations under certain representation and warranty provisions. We expect this transaction to close during the third quarter of fiscal 2006.
      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations, from continuing and discontinued operations, and their impact on our cash flows in future fiscal years is as follows:

	2006
	(Remaining
	six months)	2007	2008	2009	Thereafter	Total

	(In millions)
Operating leases	$2.6	$4.1	$1.4	$1.0	$0.5	$9.6
Non-cancelable purchase obligations	34.2	0.1	—	—	—	34.3

Total	$36.8	$4.2	$1.4	$1.0	$0.5	$43.9

      Contractual obligations related to discontinued operations represented $15.3 million of the $43.9 million presented above.
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
      For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfers to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of our products. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors when the product is sold by the distributor to a third party. At times, we provide standard incentive programs to our distributor customers and account for such programs in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria. Royalty and service revenue is recognized when earned and receipt is assured.
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
New Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” which supersedes SFAS 123, Accounting Principles Board Opinion No. 25 and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS 123R are similar to those of SFAS 123, however SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.
      We will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosure provisions of SFAS 123, we would, under this method, recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. Under the modified-retrospective transition method, compensation cost would be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either (i) all periods presented or (ii) to the beginning of the fiscal year in which SFAS 123R is adopted.
      SFAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (for us, fiscal 2007) and early adoption is encouraged. We will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use and the timing of adoption. We do not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impact as disclosed in accordance with SFAS 123.
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
      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, such as iSCSI software initiator, SAS, SATA and InfiniBandtm that may compete with the market acceptance of our Fibre Channel products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.
We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.
      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 77% and 78% of net revenues for the six months ended October 2, 2005 and fiscal year ended April 3, 2005, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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
      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Adaptec, Inc. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc., Cisco Systems, Inc. and McDATA Corporation. We may compete with some of our computer and storage systems customers, some of which have the capability to develop integrated circuits for use in their own products.
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
      Our management has determined that our disclosure controls and procedures were effective as of October 2, 2005 and that there was no change in our internal control over financial reporting during our quarter ended October 2, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we cannot assure you that we or our independent public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
      International revenues accounted for 44% and 47% of our net revenues for the six months ended October 2, 2005 and fiscal year ended April 3, 2005, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion or our inventory purchases are from suppliers that are located in Pacific Rim countries. As a result, we are subject to several risks, which include:

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
      Our international sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. There can be no assurance that any of the foregoing factors will not have a material adverse effect on our business, financial condition or results of operations.
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

      Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/impairment charges related to intangible assets, all of which could materially and adversely affect our financial position or results of operations.
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
      We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. In addition, the FASB has adopted changes to United States generally accepted accounting principles that require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives as of the beginning of the first annual period beginning after June 15, 2005 (for us, fiscal 2007). Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments relating to the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to us.
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
Our facilities and the facilities of our suppliers and customers are located in regions that are subject to natural disasters.
      Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations are located near major earthquake faults. We are not specifically insured for earthquakes, or other natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, some of our products are manufactured or sold in regions which have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane or tsunami, affecting a country in which our products are manufactured or sold could adversely affect our results of operations.

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
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 2, 2005, the carrying value of our cash and cash equivalents approximates fair value.
      Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of October 2, 2005, unrealized losses of $2.9 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures
      As of the end of the quarter ended October 2, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2005 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended October 2, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On August 29, 2005, we announced a stock repurchase program covering repurchases of up to $350 million of our common stock. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal year 2006 under our stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

July 4, 2005 — July 31, 2005	—	$—	—	$—
August 1, 2005 — August 28, 2005	—	$—	—	$—
August 29, 2005 — October 2, 2005	7,282,698	$33.94	7,282,698	$102,800,000

Total	7,282,698	$33.94	7,282,698	$102,800,000

Item 4.	Submission of Matters to a Vote of Security Holders
      a) The QLogic Corporation Annual Meeting of Stockholders was held on August 23, 2005.
      b) The following persons were elected to serve as directors of QLogic Corporation: H.K. Desai, Joel S. Birnbaum, Larry R. Carter, James R. Fiebiger, Balakrishnan S. Iyer, Carol L. Miltner and George D. Wells.
      c) The following is a tabulation of the votes of the stockholders of QLogic Corporation with respect to the proposals presented at the 2005 Annual Meeting of Stockholders:

						Broker
		For	Against	Withheld	Abstain	Non-Votes

(i)	Election of Directors:
	H.K. Desai	81,982,761	—	2,165,376	—	—
	Joel S. Birnbaum	83,147,777	—	1,000,360	—	—
	Larry R. Carter	83,192,041	—	956,096	—	—
	James R. Fiebiger	79,628,466	—	4,519,671	—	—
	Balakrishnan S. Iyer	79,545,238	—	4,602,899	—	—
	Carol L. Miltner	78,896,229	—	5,251,908	—	—
	George D. Wells	82,473,003	—	1,675,134	—	—
(ii)	Approval of QLogic Corporation 2005 Performance Incentive Plan	47,949,445	14,895,074	—	668,479	—
(iii)	Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2006	82,068,675	1,462,174	—	617,288	—

Item 6.	Exhibits
      Exhibits

Exhibit No.

10.1	QLogic Corporation 2005 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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

Anthony J. Massetti
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 27, 2005

EXHIBIT INDEX

Exhibit No.

10.1	QLogic Corporation 2005 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.