Form 10-Q
period 2006-01-01
QLOGIC CORP
filed 2006-01-30
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006
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
Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
      As of January 23, 2006, 80,673,996 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	April 3,
	2006	2005

	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$65,881	$165,644
Short-term investments	652,865	646,694
Accounts receivable, less allowance for doubtful accounts of $1,450 and $1,311 as of January 1, 2006 and April 3, 2005, respectively	70,504	54,245
Inventories	29,788	22,661
Current assets related to discontinued operations	2,898	17,576
Other current assets	40,515	32,699

Total current assets	862,451	939,519
Property and equipment, net	77,517	71,322
Long-term assets related to discontinued operations	—	6,454
Other assets	44,335	9,045

	$984,303	$1,026,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,311	$19,975
Accrued compensation	17,451	19,629
Income taxes payable	120,733	17,999
Current liabilities related to discontinued operations	16	3,774
Other current liabilities	10,605	7,444

Total current liabilities	172,116	68,821
Deferred tax liabilities	—	1,336

Total liabilities	172,116	70,157

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,966,000 and 96,401,000 shares issued at January 1, 2006 and April 3, 2005, respectively	97	96
Additional paid-in capital	519,462	504,760
Retained earnings	850,761	599,722
Accumulated other comprehensive income (loss)	1,867	(3,394)
Treasury stock, at cost; 16,598,000 and 4,192,000 shares at January 1, 2006 and April 3, 2005, respectively	(560,000)	(145,001)

Total stockholders’ equity	812,187	956,183

	$984,303	$1,026,340

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(Unaudited; In thousands, except per share amounts)
Net revenues	$129,185	$116,041	$363,627	$316,992
Cost of revenues	36,900	32,962	105,888	90,387

Gross profit	92,285	83,079	257,739	226,605

Operating expenses:
Engineering and development	22,797	21,059	64,573	62,025
Sales and marketing	16,100	13,890	46,950	39,980
General and administrative	4,362	4,319	12,444	12,743

Total operating expenses	43,259	39,268	123,967	114,748

Operating income	49,026	43,811	133,772	111,857
Interest and other income	5,151	4,468	17,381	12,334

Income from continuing operations before income taxes	54,177	48,279	151,153	124,191
Income taxes	22,496	16,237	60,696	43,894

Income from continuing operations	31,681	32,042	90,457	80,297

Discontinued operations:
Income from operations, net of income taxes	4,570	11,314	30,595	31,144
Gain on sale, net of income taxes	129,987	—	129,987	—

Income from discontinued operations	134,557	11,314	160,582	31,144

Net income	$166,238	$43,356	$251,039	$111,441

Income from continuing operations per share:
Basic	$0.39	$0.35	$1.04	$0.87

Diluted	$0.39	$0.34	$1.03	$0.86

Income from discontinued operations per share:
Basic	$1.67	$0.12	$1.84	$0.33

Diluted	$1.65	$0.12	$1.81	$0.33

Net income per share:
Basic	$2.06	$0.47	$2.88	$1.20

Diluted	$2.04	$0.46	$2.84	$1.19

Number of shares used in per share calculation:
Basic	80,659	92,157	87,213	92,663

Diluted	81,547	93,484	88,248	93,604

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	January 1,	December 26,
	2006	2004

	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$251,039	$111,441
Income from discontinued operations, net of income taxes	(30,595)	(31,144)
Gain on sale of discontinued operations, net of income taxes	(129,987)	—

Income from continuing operations	90,457	80,297
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,851	10,809
Deferred income taxes	(7,117)	(5,720)
Tax benefit from issuance of stock under stock plans	2,134	1,358
Stock-based compensation	175	472
Provision for losses on accounts receivable	57	414
Loss on disposal of property and equipment	130	245
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(15,894)	(9,518)
Inventories	(6,578)	1,877
Other assets	3,014	486
Accounts payable	3,056	4,126
Accrued compensation	(2,276)	1,262
Income taxes payable	22,223	7,100
Other liabilities	2,727	2,028

Net cash provided by continuing operating activities	104,959	95,236

Cash flows from investing activities:
Purchases of marketable securities	(639,830)	(509,271)
Sales and maturities of marketable securities	689,038	468,846
Additions to property and equipment	(18,139)	(12,898)
Acquisition of business, net of cash acquired	(35,241)	—
Restricted cash placed in escrow	(12,000)	—
Purchase of other assets	—	(4,000)

Net cash used in continuing investing activities	(16,172)	(57,323)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	12,394	7,622
Purchase of treasury stock	(414,999)	(80,009)

Net cash used in continuing financing activities	(402,605)	(72,387)

Cash used in continuing operations	(313,818)	(34,474)

Cash flows from discontinued operations:
Net cash provided by operating activities	32,719	26,295
Net cash provided by (used in) investing activities, including proceeds from sale	181,336	(1,929)

Cash provided by discontinued operations	214,055	24,366

Net decrease in cash and cash equivalents	(99,763)	(10,108)
Cash and cash equivalents at beginning of period	165,644	62,911

Cash and cash equivalents at end of period	$65,881	$52,803

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      In the opinion of management of QLogic Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005. The results of operations for the three and nine months ended January 1, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.
      In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business (the “Business”). The Business meets all of the criteria in Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. Accordingly, all current and prior period financial information related to the hard disk drive controller and tape drive controller business has been presented as discontinued operations in the accompanying condensed consolidated financial statements. See Note 8 — Discontinued Operations.

Note 2.	Inventories
      The components of inventories are as follows:

	January 1,	April 3,
	2006	2005

	(In thousands)
Raw materials	$8,472	$9,024
Finished goods	21,316	13,637

	$29,788	$22,661

Note 3.	Other Comprehensive Income
      The components of total comprehensive income are as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In thousands)
Net income	$166,238	$43,356	$251,039	$111,441
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale investments	4,749	(1,179)	5,261	(5,165)

	$170,987	$42,177	$256,300	$106,276

Note 4.	Income Per Share
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

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In thousands, except per share amounts)
Income from continuing operations	$31,681	$32,042	$90,457	$80,297
Income from discontinued operations	134,557	11,314	160,582	31,144

Net income	$166,238	$43,356	$251,039	$111,441

Shares:
Weighted-average shares outstanding — basic	80,659	92,157	87,213	92,663
Dilutive potential common shares, using treasury stock method	888	1,327	1,035	941

Weighted-average shares outstanding — diluted	81,547	93,484	88,248	93,604

Income from continuing operations per share:
Basic	$0.39	$0.35	$1.04	$0.87

Diluted	$0.39	$0.34	$1.03	$0.86

Income from discontinued operations per share:
Basic	$1.67	$0.12	$1.84	$0.33

Diluted	$1.65	$0.12	$1.81	$0.33

Net income per share:
Basic	$2.06	$0.47	$2.88	$1.20

Diluted	$2.04	$0.46	$2.84	$1.19

      Options to purchase 8,585,000 and 9,337,000 shares of common stock have been excluded from the diluted income per share calculations for the three months ended January 1, 2006 and December 26, 2004, respectively. Options to purchase 8,605,000 and 10,337,000 shares of common stock have been excluded from the diluted income per share calculations for the nine months ended January 1, 2006 and December 26, 2004, respectively. These options have been excluded from the diluted income per share calculations because their effect was antidilutive.

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

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the Options at the date of grant is recognized in earnings over the vesting period on a straight-line basis.
      The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In thousands, except per share amounts)
Net income, as reported	$166,238	$43,356	$251,039	$111,441
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	101	105	305
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,025)	(8,034)	(21,404)	(25,166)

Pro forma net income	$159,213	$35,423	$229,740	$86,580

Net income per share:
Basic, as reported	$2.06	$0.47	$2.88	$1.20
Diluted, as reported	$2.04	$0.46	$2.84	$1.19
Basic, pro forma	$1.97	$0.38	$2.63	$0.93
Diluted, pro forma	$1.95	$0.38	$2.60	$0.92
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
      In August 2005, the Company’s Board of Directors approved a third stock repurchase program that authorized the Company to repurchase up to an additional $350 million of the Company’s outstanding common stock for a two-year period. During the three months ended January 1, 2006, the Company repurchased 3.1 million shares of common stock under this program for an aggregate purchase price of $102.8 million. As of January 1, 2006, the Company had completed the purchase of the entire $350 million authorized pursuant to this program and repurchased an aggregate of 10.4 million shares of common stock.
      In November 2005, the Company’s Board of Directors approved a fourth stock repurchase program that authorized the Company to repurchase up to an additional $200 million of the Company’s outstanding

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock for a two-year period. During the three months ended January 1, 2006, the Company repurchased 0.3 million shares of common stock under this program for an aggregate purchase price of $10.0 million.
      The repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 7.	Interest and Other Income
      The components of interest and other income are as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In thousands)
Interest income	$5,715	$4,607	$18,572	$12,856
Loss on sale of marketable securities, net	(564)	(137)	(1,184)	(520)
Other	—	(2)	(7)	(2)

	$5,151	$4,468	$17,381	$12,334

Note 8.	Discontinued Operations
      In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. (“Marvell”) for cash and 980,000 shares of Marvell’s common stock. The Company received $184.0 million in cash, including a $4.0 million purchase price adjustment due to inventory levels on the date of closing, as specified in the agreement. The number of shares of Marvell’s common stock received by the Company was calculated based on $45.0 million, as specified in the agreement, divided by the average closing price of Marvell stock for the ten days ending the day before the closing date. The shares received by the Company were valued at $47.0 million based upon the market price of the shares received on the closing date. The shares are accounted for as available-for-sale marketable securities and are included in short-term investments in the accompanying condensed consolidated balance sheet at January 1, 2006. As specified in the agreement, the assets sold to Marvell consisted primarily of intellectual property, inventories and property and equipment. All other assets and liabilities of the Business have been or will be recovered or settled by the Company. Income taxes payable in the accompanying condensed consolidated balance sheet at January 1, 2006 includes $84.4 million related to the discontinued operations.
      The agreement also provided for $12.0 million of the consideration to be placed in escrow with respect to certain standard representations and warranties made by the Company. The Company has included the escrowed amount in the calculation of the gain on sale of the Business due to the Company’s assessment that compliance with the representations and warranties is determinable beyond a reasonable doubt. The escrowed amount is included in other current assets in the accompanying condensed consolidated balance sheet as of January 1, 2006.
      Income from discontinued operations consists of direct revenues and direct expenses of the Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discontinued operations. A summary of the operating results of the Business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In thousands)
Net revenues	$13,181	$34,211	$94,674	$97,680

Income from operations before income taxes	$7,519	$16,994	$47,825	$48,092
Income taxes	2,949	5,680	17,230	16,948

Income from operations, net of income taxes	$4,570	$11,314	$30,595	$31,144

Gain from sale before income taxes	$213,869	$—	$213,869	$—
Income taxes	83,882	—	83,882	—

Gain from sale, net of income taxes	$129,987	$—	$129,987	$—

      Assets and liabilities related to discontinued operations as of January 1, 2006 consist of accounts receivable and accounts payable. Assets and liabilities related to discontinued operations as of April 3, 2005 consist primarily of accounts receivable, inventory, property and equipment, and accrued compensation.

Note 9.	Acquisition of Troika
      In November 2005, the Company completed the purchase of substantially all of the assets of Troika Networks, Inc. (“Troika”) for $36.5 million in cash and the assumption of certain liabilities. The assets acquired include intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party solutions. The consideration paid in excess of the fair market value of the tangible assets acquired totaled $34.8 million and is included in other assets in the accompanying condensed consolidated balance sheet as of January 1, 2006. The Company is in the process of evaluating the net assets acquired and expects to finalize the purchase price allocation during the fourth quarter of fiscal 2006 at which time amounts may be allocated to intangible assets, goodwill and in-process research and development (“IPR&D). To the extent a portion of the purchase price is allocated to IPR&D, the Company will recognize a charge to operating expenses for such amount. The acquisition of Troika was not material.

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
Overview
      We design and supply storage network infrastructure components for many of the world’s largest server and storage subsystem manufacturers. We serve customers with solutions based on various storage area network, or SAN, technologies. Our products are currently based on Fibre Channel, Small Computer Systems Interface, or SCSI, and Internet SCSI, or iSCSI, standards, and future products may also be based on other technology standards. We produce the controller chips, management enclosure chips, host bus adapters, or HBAs, and fabric switches that provide the connectivity infrastructure for every size of storage network.
      Our ability to serve the storage industry stems from our product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide enclosure management products, HBA technology on the motherboard (“Fibre Downtm” technology), baseboard management solutions, Fibre Channel HBAs and iSCSI HBAs. Connecting servers to storage, we provide the network infrastructure with a broad suite of Fibre Channel switches. On the storage side of the network, we provide controller chips for redundant array of inexpensive disks, or RAID, storage systems.
      Our products are sold to original equipment manufacturers, or OEMs, and through our authorized distributors. These connectivity solutions are incorporated into a variety of products from OEM customers, including Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation, Network Appliance, Inc., Sun Microsystems, Inc. and many others.

Acquisitions and Dispositions
      In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business, or the Business, to Marvell Technology Group Ltd. for cash and shares of Marvell’s common stock. We received $184.0 million in cash, including a $4.0 million purchase price adjustment due to inventory levels on the date of closing, and 980,000 shares of Marvell’s common stock valued at $47.0 million based upon the market price of the shares on the closing date. We recorded a gain on the sale of the Business of $130.0 million, net of $83.9 million of income taxes. As a result of this transaction, all current and prior period financial information related to the Business has been presented as discontinued operations. The following discussion and analysis excludes the Business and amounts related to the Business unless otherwise noted.
      Also in November 2005, we completed the purchase of substantially all of the assets of Troika Networks, Inc., or Troika, for $36.5 million in cash and the assumption of certain liabilities. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party solutions. We expect the acquisition of Troika to expand our product line and the acquired intellectual property to enhance certain of our current products and provide greater functionality to our customers. The consideration paid in excess of the fair market value of the tangible assets acquired totaled $34.8 million. We are in the process of evaluating the net assets acquired and expect to finalize the purchase price allocation during the fourth quarter of fiscal 2006, at which time amounts may be allocated to intangible assets, goodwill and in-process research and development, or IPR&D. To the extent a portion of the purchase price is allocated to IPR&D, we will recognize a charge to operating expenses for such amount.

Third Quarter Financial Highlights and Other Information
      During the third quarter of fiscal 2006, our net revenues from continuing operations were $129.2 million and increased 9% sequentially from the second quarter of fiscal 2006. Revenues from SAN Infrastructure Products, which are comprised of HBAs, switches and silicon, during the third quarter increased 9% sequentially from the second quarter and represented 93% of our total net revenues. Revenues derived from Management Controllers, which are comprised of enclosure management and baseboard management products, decreased 14% sequentially during the third quarter.
      Based on a foundation of design wins in existing markets, as well as emerging markets, we expect to see continued growth in our revenue from SAN Infrastructure Products. We expect that revenue from our Management Controllers will continue to decline over time, as these products are not part of our core business and we are not investing in the development of new products.
      In our continuing effort to be more responsive and increase customer satisfaction, we established operations in Ireland during the first quarter of fiscal 2006. As a key element of our expanded global supply chain program, the Ireland operations are expected to deliver customer-specific configure-on-demand services, regionally-based customer support, order fulfillment services and reverse logistics for our international customers. During the second quarter of fiscal 2006, we commenced shipments to customers from our Ireland facility.
      A summary of the key factors and significant events which impacted our financial performance during the third quarter of fiscal 2006 are as follows:

•	Net revenues of $129.2 million for the third quarter of fiscal 2006 increased sequentially by $10.2 million, or 9%, from $119.0 million in the second quarter of fiscal 2006.

•	Gross profit as a percentage of net revenues was 71.4% in the third quarter, an increase from 70.6% for the second quarter of fiscal 2006. Although our gross profit percentage increased during the third quarter, we continue to expect downward pressure on our gross profit percentage as a result of changes in product and technology mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 38.0% for the third quarter of fiscal 2006, compared to 36.0% in the second quarter of fiscal 2006.

•	Income from continuing operations was $31.7 million, or $0.39 per diluted share, in the third quarter of fiscal 2006 and increased sequentially 4% from $30.5 million, or $0.34 per diluted share, in the second quarter of fiscal 2006. The increase in income from continuing operations was primarily due to the increase in revenue, offset by an increase in our estimated annual effective income tax rate. The increase in diluted earnings per share was also favorably impacted by the decrease in weighted average shares outstanding as a result of our stock repurchase programs.

•	During the third quarter of fiscal 2006, we repurchased $112.8 million of our common stock in the open market under our corporate stock repurchase programs. In November 2005, we announced a new stock repurchase program authorizing the repurchase of up to $200 million of our common stock over a two-

year period. Since fiscal year 2003, we have repurchased a total of $560 million of our common stock under programs authorized by our Board of Directors.

•	Cash and cash equivalents and short-term investments of $718.7 million at January 1, 2006, increased $84.6 million from the balance at the end of the second quarter of fiscal 2006. During the third quarter of fiscal 2006, we generated $36.9 million of cash from continuing operating activities.

•	Working capital of $690.3 million at January 1, 2006 increased by $30.3 million during the third quarter from $660.0 million at October 2, 2005 primarily due to the cash generated from sale of our hard disk drive controller and tape drive controller business and from continuing operations, offset by our stock repurchases and the acquisition of Troika.

•	Accounts receivable was $70.5 million as of January 1, 2006, compared to $64.4 million as of October 2, 2005. Days sales outstanding (DSO) in receivables as of January 1, 2006 increased to 50 days from 49 days as of October 2, 2005. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO in the future will range from 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $29.8 million as of January 1, 2006, compared to $25.2 million as of October 2, 2005. Our annualized inventory turns in the third quarter of fiscal 2006 of 5.0 turns decreased from the 5.5 turns in the second quarter of fiscal 2006.

Results of Operations

Net Revenues
      A summary of the components of our net revenues is as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In millions)
Net revenues:
SAN Infrastructure Products	$120.4	$105.6	$338.2	$286.0
Management Controllers	6.1	9.2	20.0	29.0
Other	2.7	1.2	5.4	2.0

Total net revenues	$129.2	$116.0	$363.6	$317.0

Percentage of net revenues:
SAN Infrastructure Products	93%	91%	93%	90%
Management Controllers	5	8	6	9
Other	2	1	1	1

Total net revenues	100%	100%	100%	100%

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

      Our net revenues are derived primarily from the sale of SAN Infrastructure Products and Management Controllers. Other revenue includes non-product related revenues, such as royalties, non-recurring engineering fees and service fees. Net revenues for the three months ended January 1, 2006 increased $13.2 million, or 11%, from the three months ended December 26, 2004. This increase was primarily the result of a $14.8 million, or 14%, increase in revenue from SAN Infrastructure Products, partially offset by a $3.1 million, or 34%, decrease in revenue from Management Controllers. The increase in revenue from SAN Infrastructure Products was primarily due to a 34% increase in shipments of Fibre Channel and iSCSI HBAs partially offset by a 13% decrease in average selling prices of Fibre Channel and iSCSI HBAs, and a 49% increase in shipments of switches partially offset by a 10% decrease in average selling prices of switches. The decrease in revenue from Management Controllers was due to a 27% decrease in shipments and a 10% decrease in average selling prices. We expect revenue from Management Controllers to decrease over time, as these products are not part of our core business and we are not investing in the development of new products. Net revenues for the three months ended January 1, 2006 included $2.7 million of other revenue. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.
      Net revenues for the nine months ended January 1, 2006 increased $46.6 million, or 15%, from the nine months ended December 26, 2004. The increase was principally due to a $52.2 million, or 18%, increase in revenue from SAN Infrastructure Products, partially offset by a $9.0 million, or 31%, decrease in revenue from Management Controllers. The increase in revenue from SAN Infrastructure Products was primarily due to a 35% increase in shipments of Fibre Channel and iSCSI HBAs partially offset by an 11% decrease in average selling prices of Fibre Channel and iSCSI HBAs, and a 64% increase in shipments of switches partially offset by a 13% decrease in average selling prices of switches. The decrease in revenue from Management Controllers was due to a 25% decrease in shipments and an 8% decrease in average selling prices. Net revenues for the nine months ended January 1, 2006 included $5.4 million of other revenue.
      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 77% of net revenues during the nine months ended January 1, 2006 and 78% of net revenues during the fiscal year ended April 3, 2005. Four of our customers each represented 10% or more of net revenues for fiscal 2005, of which three of these customers each represented 10% or more of net revenues for the nine months ended January 1, 2006.
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
      Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In millions)
United States	$68.4	$60.6	$199.1	$166.9
Europe, Middle East and Africa	31.6	26.2	83.7	69.7
Asia-Pacific and Japan	27.7	27.3	78.7	76.7
Rest of the world	1.5	1.9	2.1	3.7

Total net revenues	$129.2	$116.0	$363.6	$317.0

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

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In millions)
Gross profit	$92.3	$83.1	$257.7	$226.6
Percentage of net revenues	71.4%	71.6%	70.9%	71.5%
      Gross profit for the three months ended January 1, 2006 increased $9.2 million, or 11%, from gross profit for the three months ended December 26, 2004. The gross profit percentage for the three months ended January 1, 2006 was 71.4% and declined slightly from 71.6% for the corresponding period in the prior year.
      Gross profit for the nine months ended January 1, 2006 increased $31.1 million, or 14%, from gross profit for the nine months ended December 26, 2004. The gross profit percentage for the nine months ended January 1, 2006 was 70.9% and declined from 71.5% for the corresponding period in the prior year. This gross profit percentage decrease was principally due to an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices.
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

Operating Expenses
      Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In millions)
Operating expenses:
Engineering and development	$22.8	$21.1	$64.6	$62.0
Sales and marketing	16.1	13.9	47.0	40.0
General and administrative	4.4	4.3	12.4	12.7

Total operating expenses	$43.3	$39.3	$124.0	$114.7

Percentage of net revenues:
Engineering and development	17.7%	18.1%	17.8%	19.6%
Sales and marketing	12.5	12.0	12.9	12.6
General and administrative	3.3	3.7	3.4	4.0

Total operating expenses	33.5%	33.8%	34.1%	36.2%

      Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended January 1, 2006, engineering and development expenses of $22.8 million increased $1.7 million, or 8%, from $21.1 million for the three months ended December 26, 2004. The increase in engineering and development expenses during the three months ended January 1, 2006 was primarily due to a $2.3 million increase in compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of new products, a

$0.6 million increase in equipment and supplies costs, a $0.3 million increase in external engineering costs associated with new product development and $0.2 million of non-cash compensation charges related to the acquisition of Troika, partially offset by a reduction of $1.8 million of non-cash compensation charges incurred during the three months ended December 26, 2004. The non-cash charges in fiscal 2005 related to the acquisition of the Little Mountain Group, Inc. in January 2001 and ended in the fourth quarter of fiscal 2005.
      During the nine months ended January 1, 2006, engineering and development expenses of $64.6 million increased $2.6 million, or 4%, from $62.0 million for the nine months ended December 26, 2004. Engineering and development expenses increased primarily due to a $5.0 million increase in compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of new products, a $1.2 million increase in equipment and supplies costs, a $0.8 million increase in external engineering costs associated with new product development and $0.2 million of non-cash compensation charges related to the acquisition of Troika, partially offset by a $5.4 million reduction in the non-cash compensation charges related to the acquisition of the Little Mountain Group, Inc.
      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. As a result of continued and increasing costs associated with new product development, we expect engineering and development expenses will continue to increase in the future.
      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended January 1, 2006 of $16.1 million increased $2.2 million, or 16%, from the three months ended December 26, 2004. The increase in sales and marketing expenses during the three months ended January 1, 2006 was due primarily to a $0.6 million increase in various promotional activities directed at increasing market awareness and acceptance of our products, a $0.5 million increase in the compensation and benefit costs due to increased headcount associated with the expansion of our sales and marketing groups and a $0.5 million increase in commissions expense as a result of higher revenues.
      Sales and marketing expenses for the nine months ended January 1, 2006 of $47.0 million increased $7.0 million, or 17%, from the nine months ended December 26, 2004. The increase in sales and marketing expenses during the nine months ended January 1, 2006 was due primarily to a $2.7 million increase in various promotional activities including amounts related to our worldwide partner conference, a $1.8 million increase in compensation and benefit costs due to increased headcount associated with the expansion of our sales and marketing groups, a $0.7 million increase in commissions expense as a result of higher revenues and a $0.7 million increase in travel-related expenses.
      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.
      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended January 1, 2006 of $4.4 million were consistent with the $4.3 million for the three months ended December 26, 2004 and included an increase of $0.8 million in professional fees, primarily due to consulting expenses related to the structuring of our expanded international operations, offset by a $0.7 million reimbursement received from an insurance carrier related to the settlement of a prior legal matter. General and administrative expenses for the nine months ended January 1, 2006 of $12.4 million decreased slightly from $12.7 million for the nine months ended December 26, 2004 and included an increase of $1.1 million in professional fees, primarily due to the consulting expenses discussed above, offset by the $0.7 million insurance reimbursement noted above and a $0.4 million decrease in bad debt expense.

      In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

Non-Operating Income
      A summary of the components of our interest and other income are as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In millions)
Interest income	$5.7	$4.6	$18.6	$12.8
Loss on sale of marketable securities	(0.5)	(0.1)	(1.2)	(0.5)

	$5.2	$4.5	$17.4	$12.3

      Interest income for the three months ended January 1, 2006 of $5.7 million increased by $1.1 million compared to the same period in the prior year, due to increased rates of return on our portfolio of marketable securities. Interest income for the nine months ended January 1, 2006 of $18.6 million increased by $5.8 million compared to the same period in the prior year, also due to increased yields on our portfolio of marketable securities.

Income Taxes
      Our effective income tax rate related to continuing operations increased from approximately 35% in fiscal year 2005 to 41.5% and 40.2% during the three and nine months ended January 1, 2006, respectively. The estimated annual effective tax rate for the three and nine months ended January 1, 2006 increased due to investments in foreign operations and the continued reduction in benefits derived from both the extraterritorial income exclusion and research credits. Also while the estimated annual effective tax rate for fiscal 2006 was positively affected by the favorable resolution of a routine state tax examination, the annual effective tax rate for fiscal 2005 was positively affected by the favorable resolution of routine tax examinations to a greater degree. We expect the estimated annual effective tax rate related to continuing operations for the remainder of fiscal year 2006 to approximate 40%.

Discontinued Operations
      In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. In connection with this transaction, we recognized a pre-tax gain on sale of $213.9 million.
      Income from discontinued operations, net of income taxes, consists of direct revenues and direct expenses of the Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Business included in discontinued operations in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

	(In millions)
Net revenues	$13.2	$34.2	$94.7	$97.7

Income from discontinued operations, net of income taxes	$4.6	$11.3	$30.6	$31.1

Gain on sale of discontinued operations, net of income taxes	$130.0	$—	$130.0	$—

      As the sale of the Business closed on November 4, 2005, net revenues and income from discontinued operations for the three months ended January 1, 2006 do not include a full quarter of operating activity. Net revenues for the three months ended January 1, 2006 decreased $21.0 million, or 61%, from the three months ended December 26, 2004 and income from discontinued operations, net of income taxes, for the three months ended January 1, 2006 decreased by $6.7 million, or 60%. Net revenues for the nine months ended January 1, 2006 decreased $3.0 million, or 3%, from the nine months ended December 26, 2004 and income from discontinued operations, net of income taxes, for the nine months ended January 1, 2006 decreased by $0.5 million, or 2%, from the prior year.
Liquidity and Capital Resources
      Our combined balances of cash and cash equivalents and short-term investments have decreased to $718.7 million at January 1, 2006, compared to $812.3 million at April 3, 2005. Our working capital, during the nine months ended January 1, 2006, decreased $180.4 million to $690.3 million. The decrease in cash and short-term investments is due primarily to the repurchase of our common stock during the nine months ended January 1, 2006 pursuant to our stock repurchase programs and the acquisition of Troika, partially offset by our cash generated by operations and the cash received from the sale of our hard disk drive controller and tape drive controller business. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.
      Cash provided by operating activities was $105.0 million for the nine months ended January 1, 2006 and $95.2 million for the nine months ended December 26, 2004. The increase in the cash provided by operating activities was due to the increase in income from continuing operations and changes in certain non-cash tax items, offset by the timing of certain working capital items, during the nine months ended January 1, 2006 compared to the corresponding period of the prior year. Operating cash flow for the nine months ended January 1, 2006 reflects our income from continuing operations of $90.5 million, net non-cash charges (depreciation and amortization, deferred income taxes and other) of $8.2 million, and a net decrease in the non-cash components of our working capital of $6.3 million. The decrease in the non-cash components of working capital was primarily due to a $22.2 million increase in income taxes payable, an increase of $3.0 million in other assets and a $3.5 million increase in operating liabilities due to the timing of payment obligations, partially offset by an increase of $15.9 million in accounts receivable associated with the expansion of our business and a $6.6 million increase in inventories.
      Cash used in investing activities of $16.2 million for the nine months ended January 1, 2006 consists of net cash paid for the acquisition of Troika of $35.2 million, additions to property and equipment of $18.1 million and $12.0 million of cash placed in escrow under the terms of the sale agreement with Marvell. These cash outflows were partially offset by net sales and maturities of marketable securities of $49.2 million. During the nine months ended December 26, 2004, cash used in investing activities of $57.3 million included net purchases of marketable securities of $40.4 million, additions to property and equipment of $12.9 million and the purchase of other assets of $4.0 million.
      As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
      Cash used in financing activities of $402.6 million for the nine months ended January 1, 2006 resulted from our purchase of $415.0 million of treasury stock, partially offset by $12.4 million of proceeds from the issuance of common stock under our stock plans. During the nine months ended December 26, 2004, the

$72.4 million of cash used in financing activities resulted from the use of $80.0 million for the purchase of treasury stock, partially offset by $7.6 million of proceeds from the issuance of common stock under our stock plans.
      Cash provided by discontinued operations was $214.0 million for the nine months ended January 1, 2006 and included $181.3 million of net proceeds from the sale of the Business and $32.7 million of net cash provided by discontinued operating activities. Future cash flows from discontinued operations will not be significant.
      Our Board of Directors approved stock repurchase programs: (i) in October 2002, that authorized us to repurchase up to $100 million of our outstanding common stock, (ii) in June 2004, that authorized us to repurchase up to an additional $100 million of our outstanding common stock, (iii) in August 2005, that authorized us to repurchase up to an additional $350 million of our outstanding common stock, and (iv) in November 2005, that authorized us to repurchase up to an additional $200 million of our outstanding common stock. During the nine months ended January 1, 2006, we repurchased the remaining $55 million available under the June 2004 plan, consisting of 1.7 million shares; repurchased 10.4 million shares for an aggregate purchase price of $350.0 million under the August 2005 plan; and repurchased 0.3 million shares for an aggregate purchase price of $10.0 million under the November 2005 plan. Since fiscal 2003, we have repurchased a total of $560 million of our common stock under programs authorized by our Board of Directors.
      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations and their expected impact on our cash flows in future fiscal years is as follows:

	2006
	(Remaining
	three months)	2007	2008	2009	Thereafter	Total

	(In millions)
Operating leases	$1.4	$4.6	$1.6	$0.9	$0.1	$8.6
Non-cancelable purchase obligations	31.2	7.2	—	—	—	38.4

Total	$32.6	$11.8	$1.6	$0.9	$0.1	$47.0

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

Revenue and Accounts Receivable
      We sell our products domestically and internationally to OEMs and distributors. Our significant customers include leading server OEMs and storage OEMs.
      We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

      For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfers to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of our products. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors when the product is sold by the distributor to a third party. At times, we provide standard incentive programs to our distributor customers and account for such programs in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria. Royalty and service revenue is recognized when earned and receipt is reasonably assured.
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
      We will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosure provisions of SFAS 123, we would, under this method, recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption generally using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. Under the modified-retrospective transition method, compensation cost would be recognized in a manner consistent with the modified-prospective transition method, however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either (i) all periods presented or (ii) to the beginning of the fiscal year in which SFAS 123R is adopted.
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
      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, such as iSCSI software initiator, SAS, SATA and InfiniBand® (a registered trademark of the InfiniBand Trade Association) that may compete with the market acceptance of our Fibre Channel products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices in sufficient volumes.
We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.
      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 77% and 78% of net revenues for the nine months ended January 1, 2006 and fiscal year ended April 3, 2005, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.
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
      We expect the average unit prices of our products (on a product to product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing costs, our total revenues and gross margins may decline. In addition, to maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements, and we must continue to reduce the manufacturing cost of our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our operating results and gross margins may be below our expectations and the expectations of investors and stock market analysts, and our stock price could be negatively affected.
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
      Our management has determined that our disclosure controls and procedures were effective as of January 1, 2006 and that there was no change in our internal control over financial reporting during our quarter ended January 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we cannot assure you that we or our independent public accountant will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent public accountant to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
Environmental compliance costs could adversely affect our net income.
      Many of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be enjoined from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. The European Union has finalized the Waste Electrical and Electronic Equipment, or WEEE, Directive and related legislation which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.
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
      International revenues accounted for 45% and 47% of our net revenues for the nine months ended January 1, 2006 and fiscal year ended April 3, 2005, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located in Pacific Rim countries. As a result, we are subject to several risks, which include:

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
      We maintain a marketable securities investment portfolio of various holdings, types and maturities. In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our credit exposure to any one issuer or type of investment. We also hold shares of Marvell common stock that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the securities in which we usually invest. We do not use derivative financial instruments.
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 1, 2006, the carrying value of our cash and cash equivalents approximates fair value.
      With the exception of the Marvell common stock noted above, our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds and other debt securities, which principally have remaining terms of two years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of January 1, 2006, unrealized gains of $1.9 million (net of related income taxes) on these securities are included in accumulated other comprehensive income.

Item 4.	Controls and Procedures
      As of the end of the quarter ended January 1, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2006 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended January 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On August 29, 2005, we announced a stock repurchase program covering repurchases of up to $350 million of our common stock. As of October 17, 2005, the entire amount of this program had been repurchased. On November 7, 2005, we announced a new stock repurchase program authorizing the repurchase of up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal year 2006 under our stock repurchase programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

October 3, 2005 — October 30, 2005	3,091,451	$33.25	3,091,451	$—
October 31, 2005 — November 27, 2005	—	$—	—	$—
November 28, 2005 — January 1, 2006	301,431	$33.18	301,431	$190,000,000

Total	3,392,882	$33.25	3,392,882	$190,000,000

Item 6.	Exhibits
      Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: January 27, 2006

EXHIBIT INDEX

Exhibit No.

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