Form 10-K
period 2006-04-02
QLOGIC CORP
filed 2006-06-05
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended April 2, 2006
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
(Title of class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,856,485,027 (based on the closing price for shares of the Registrant’s common stock as reported by The Nasdaq National Market on September 30, 2005).
      As of May 26, 2006, 161,230,277 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2006 Annual Meeting of Stockholders, to be held on August 24, 2006, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Item 1.	Business
Introduction
      QLogic Corporation was organized as a Delaware corporation in 1992. Our principal executive offices are located at 26650 Aliso Viejo Parkway, Aliso Viejo, California 92656, and our telephone number at that location is (949) 389-6000. Our Internet address is www.qlogic.com. Our periodic and current reports, together with any amendments to these reports, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. On November 4, 2005, we completed the sale of our hard disk drive controller and tape drive controller businesses. On November 8, 2005, we completed the acquisition of the assets of Troika Networks, Inc. (Troika) and on April 3, 2006, we completed the acquisition of PathScale, Inc. (PathScale).
      Unless the context indicates otherwise, “we,” “our,” “us” and the “Company” each refer to QLogic Corporation and its subsidiaries.
      All references to years refer to our fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004, as applicable, unless the calendar years are specified. All references to share and per share data have been restated to reflect the effects of our stock split.
      A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.
Overview
      We design and develop storage network infrastructure components sold to original equipment manufacturers, or OEMs, and distributors. We produce host bus adapters, or HBAs, Fibre Channel blade switches, Fibre Channel stackable switches and other fabric switches. In addition, we design and develop storage routers for bridging Fibre Channel and Internet Small Computer Systems Interface (SCSI), or iSCSI, networks and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. All of these products address the storage area network, or SAN, connectivity infrastructure requirements of small, medium and large enterprises. We also design and develop InfiniBand® Host Channel Adapters, or HCAs, that provide connectivity infrastructure for clustered server fabrics in high-performance computing and enterprise-clustered database markets. Finally, we design and produce management controller chips for use in entry-level servers and storage subsystems. We serve our customers with solutions based on various connectivity technologies including Fibre Channel, InfiniBand, iSCSI and SCSI.

Customers, Markets and Applications
      Our products are sold directly to OEMs and to authorized distributors. Our customers rely on our SAN infrastructure and server fabric infrastructure technology to deliver solutions to information technology professionals in virtually every business sector.
      Our technology is found primarily in server, workstation and storage subsystem solutions targeted at:

•	Small, medium and large enterprises with critical business data requirements.

•	Business applications requiring high-performance interconnect infrastructure, including:

•	Data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film/video, broadcast, medical imaging and computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering, high-speed backup and data replication;

•	Research and scientific applications.

      Our products are incorporated in a large number of solutions from OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Sun Microsystems, Inc. and many others. For information regarding our major customers and their impact on our revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Alliance Relationships
      To ensure interoperability within the SAN and server fabric environments, we work closely with independent hardware vendors and software vendors, as well as developers and integrators who create, test, and evaluate complementary products. We have key alliance relationships with Cisco Systems, Inc., Microsoft Corporation, Symantec Corporation, CA, Inc., Legato Systems, Inc. and McDATA Corporation.
Storage Industry
      According to IDC’s March 2006 Storage Tracker report, external SAN storage capacity shipped in 2005 was 660 Petabytes, which was an increase of 74% over the capacity shipped in 2004. IDC’s 2004-2009 Worldwide Storage Systems Forecast estimates that capacity to be shipped in SANs will increase to over 5,680 Petabytes in 2009.
      The rapid growth in storage requirements is being driven by several key factors. Data retention, as a result of expanding compliance and regulatory requirements, will increasingly drive the capacity needs for businesses of all sizes. Remote replication is an application which will not only increase the demand for capacity but will also expand the requirement for Fibre Channel to iSCSI bridge technology. Disk-based-back-up and virtual disk are two capacity-oriented applications that are increasingly popular due to the availability of low-cost, high-capacity Serial Advanced Technology Attachment, or SATA, drives in enterprise storage subsystems. Rich-media will continue to drive significant capacity expansion throughout the next few years. Digital video, voice and content rich documents are expected to drive demand in both the enterprise and small and medium sized business, or SMB, markets. One of the largest drivers will be new capacity intensive applications like Radio Frequency Identification, or RFID. These applications consume massive amounts of storage in tracking the location of millions of consumer products as they move from factory to the retail location. Since these applications are much more efficient if shared among many servers, the implementation is likely to be in a shared SAN environment.
New Opportunities
      While storage capacity and revenue opportunities will continue to expand in North America, storage growth is expected to grow even more rapidly in emerging markets such as Latin America, China and India. In a manner analogous to the way emerging markets moved ahead of land line infrastructure by deploying wireless technology, storage implementations in emerging markets will tend to move ahead of older direct attached infrastructures by deploying storage networks from the start. Over the next several years, these emerging markets are expected to offer attractive expansion opportunities.
      Another emerging SAN market is the medium-sized business. A 2005 AMI Partners’ research study estimated that there are over 96,000 medium-sized businesses and, of those businesses, less than 18% have installed a Fibre Channel SAN. These companies have the same issues with compliance, replication, recovery and data expansion as do large enterprises. Increasingly, these companies are looking to SANs designed for SMBs as a solution. During 2005, a number of SMB specific solutions from Dell, EMC, HP, IBM and Sun were brought to market. These solutions, along with management software that simplifies the installation and management of SANs, are targeted at this emerging base of SAN prospects. Both Fibre Channel- and iSCSI-based solutions are expected to find acceptance in these markets in the future.
      With the acquisition of PathScale, QLogic has now entered the server fabric sector of the market. Using InfiniBand technology, QLogic’s HCAs provide high-performance low-latency connectivity between servers in a clustered environment. According to a report published by top500.org, clustered server environments now represent over 50% of the server architectures used in the top 500 supercomputer sites worldwide. In addition, we believe that server clusters will be an increasingly attractive way of addressing large database environments using parallel processing database software like that provided by Oracle.
New Technologies
      New technologies are expected to drive new applications which will also drive storage capacity requirements. iSCSI, which has been slow to materialize as a technology, has finally started shipping from major storage vendors. The iSCSI storage subsystems are targeted at the emerging SMB SAN market. Many of these subsystems are expected to be deployed as direct attached storage initially and later converted to SAN as familiarity with the new management capabilities increases.
      In 2005, Fibre Channel 4Gb HBA solutions began entering the market. Fibre Channel switch platforms from QLogic have been shipping since late 2004. Based on recent lead-free environmental regulations and the shipment of new PCI-E and PCI-X2.0 bus architectures, we expect the transition from 2Gb to 4Gb Fibre Channel products will be accelerated. By the end of 2006, we expect that over 50% of QLogic’s Fibre Channel HBA shipments will be 4Gb.
      Blade servers continue to evolve into higher-performance and more flexible application environments. Based on a 2005 Gartner report, blade servers continue to be the fastest growing server sector.
      Maintaining InfiniBand’s performance lead over Ethernet, 20Gb/sec HCAs and 30Gb/sec switch ports utilizing InfiniBand technology are expected to start shipping in 2006. According to an August 2005 IDC report, InfiniBand is forecasted to represent over 25% of all cluster interconnect revenue in the high-performance computing environment in 2009.
Our SAN Solutions
      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide Fibre Channel and iSCSI HBAs, and HBA technology on the motherboard (“Fibre Downtm” technology). Connecting servers to storage, we provide the network infrastructure with a broad line of Fibre Channel switches. In addition, we provide storage routers for bridging Fibre Channel and iSCSI networks and storage services platforms.
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
Our Server Fabric Solutions
      Our ability to successfully address the requirements of server vendors targeting the high-performance cluster market is enhanced by our experience and success addressing the server to storage connectivity demands of these same customers. Like the Fibre Channel market, we will provide InfiniBand HCA technology on the motherboard as well as the HCAs that plug into server buses.
Product Overview
      We design and supply server fabric and storage network infrastructure components for many of the world’s largest server and storage subsystem manufacturers. We also sell server fabric and storage network infrastructure solutions through distributor channels. Our products, whether integrated into an OEM system or delivered directly via a distributor, are used by medium and large enterprises, and by companies that have a variety of information technology environments.
      Our SAN infrastructure products include our SANblade® Fibre Channel and iSCSI HBAs and SANbox® Fibre Channel Switches, Storage Routers and Storage Services Platforms. Our server fabric products include InfiniPath® InfiniBand HCAs.

Sales and Marketing
      We market and distribute our products through OEMs and our internal sales team supported by field sales and systems engineering personnel. In addition, we utilize a network of independent manufacturers’ representatives and regional and international distributors.
      In national and in certain international markets, we maintain both a sales force to serve our large OEM customers and multiple outside representatives that are focused on medium-sized and emerging accounts. We maintain a focused business development and outbound marketing organization to assist, train, equip and augment the sales organizations of our major OEM customers and their respective reseller organizations and partners. We maintain sales office locations in the United States and various international locations. For information regarding revenue from independent customers by geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.
      We work with our large storage subsystem and computer system manufacturer customers during their design cycles. We support these customers with pre-sales system design support and services, as well as training classes and seminars conducted both in the field and from our worldwide offices.
      Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers. The sales cycle typically begins with one of our product designs being selected as a component in a potential customer’s computer system or data storage peripheral. Then, we work closely with the customer to integrate our components with the customer’s current and next generation products or platforms. The product development to shipment cycle can typically range from six to eighteen months.
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
      We are engaged in the design and development of Fibre Channel switches; switch components; and iSCSI and Fibre Channel I/ O controllers and HBAs. We also design and develop InfiniBand-based HCAs for server fabric environments; storage routers for bridging Fibre Channel and iSCSI networks; and storage services platforms.
      We continue to invest heavily in research and development to expand our capabilities to address the emerging technologies in the rapid evolution of the storage networking industry. During fiscal 2006, 2005 and 2004, we incurred engineering and development expenses of $89.8 million, $82.8 million and $75.9 million, respectively.
Backlog
      A substantial portion of our sales with OEM customers are transacted through arrangements, whereby our products are purchased on a just-in-time basis and fulfilled from warehouse facilities, or hubs, in close proximity to the facilities of our customers or their contract manufacturers. Our sales are made primarily pursuant to purchase orders, including blanket purchase orders for hub arrangements. Because of the hub arrangements with our customers and industry practice which allows customers to cancel or change orders with limited advance notice, we believe that backlog at any particular date is not a reliable indicator of our future revenue levels.

Competition
      The markets for SAN and server fabric infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;

•	product quality, reliability and performance;

•	price;

•	new product innovation;

•	customer relationships;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of SAN components.
      We believe that we compete favorably with respect to each of these factors.
      Due to the broad array of components required in the SAN and server fabric infrastructure, we compete with several companies. In the Fibre Channel HBA market, our primary competitor is Emulex Corporation. In the iSCSI HBA market, our primary competitor is Broadcom Corporation. In the Fibre Channel switch, storage router and storage services platform market, we compete primarily with Brocade Communications Systems, Inc. and McDATA Corporation. In the InfiniBand HCA market, we compete primarily with Mellanox Technologies Ltd. Our management controller products compete primarily with OEM in-house designs using discrete, commodity components supplied by Hitachi, Ltd.
Manufacturing
      We use outside suppliers and foundries to manufacture our HBAs, switches, HCAs and semiconductor chips. This approach allows us to avoid the high costs of owning, operating and constantly upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing, and supply chain management. Prior to the sale of our HBA, switch, HCA and semiconductor chip products, final tests are performed on the products, including tests required under our ISO 9001 Certification. These steps, including product test, customer specific configuration and product localization, are completed by third-party service providers or QLogic. We also provide fabrication process reliability tests and conduct failure analysis to confirm the integrity of our quality assurance procedures.
      Our semiconductors are currently manufactured by a number of domestic and offshore foundries. Our semiconductor suppliers include Agere Systems Inc., International Business Machines Corporation, LSI Logic Corporation, Samsung Semiconductor, Inc. and Taiwan Semiconductor Manufacturing Company. Most of our products are manufactured using 0.25, 0.18 or 0.13 micron process technology. Newer technologies using 90 nanometer process technologies are currently under development. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
      We depend on foundries to allocate a portion of their foundry capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term agreements with any of these foundries; we purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Where longer-term agreements with these suppliers are contemplated, additional inventory and purchase quantity liability are required. We work with our existing foundries, and intend to qualify new foundries, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current foundry relationships or obtain additional capacity.
      We currently purchase our semiconductor products from foundries either in finished form or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form, and to assemble our HBA, switch and HCA products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. For our HBA, switch and HCA products, we use third-party suppliers for material procurement and assembly in a turnkey model. Following the assembly of our HBA, switch, HCA and semiconductor chip products, our products are further tested and inspected prior to shipment to our customers.
      Most component parts used in our HBA products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or results of operations.
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
Environment
      Many of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be enjoined from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed in China. The European Union has finalized the Waste Electrical and Electronic Equipment, or WEEE, Directive and related legislation which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.
      Environmental costs are presently not material to our results of operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.
Employees
      We had 923 employees as of May 26, 2006. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
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
      We have experienced, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. In addition, there can be no assurance that we will maintain our current gross margins or profitability in the future. A significant portion of our net revenues in each fiscal quarter result from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the time, availability and sale of new products;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	warranty expenses;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	adjustments related to product returns;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our OEM customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	changes in accounting rules, such as the change requiring the recording of compensation expense for employee stock options and other stock-based awards commencing in the first quarter of our 2007 fiscal year;

•	changes in our accounting policies;

•	increases in energy costs;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact information technology spending.
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
We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.
      Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in customer, geographic or product mix;

•	introduction of new products, including products with price-performance advantages;

•	our ability to reduce production costs;

•	entry into new markets;

•	sales discounts;

•	increases in material or labor costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.
Our revenues may be affected by changes in IT spending levels.
      In the past, unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, even if IT spending rates increase, we cannot be certain that the market for SAN and server interconnect solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.
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
      We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, such as iSCSI software initiator, SATA and Serial Attached SCSI, or SAS, that may compete with the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.
We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.
      A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 77% and 78% of net revenues for fiscal years 2006 and 2005, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.
      Additionally, at least one of our major customers is based in the Pacific Rim region, which is subject to economic and political uncertainties. Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, such customers are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition or results of operations.
Our business may be subject to seasonal fluctuations and uneven sales patterns in the future.
      Many of our OEM customers experience seasonality and uneven sales patterns in their businesses. For example, some of our customers close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter; and some customers experience spikes in sales during the fourth calendar quarter of each year. Since a large percentage of our products are sold to OEM customers who experience seasonal fluctuations and uneven sales patterns in their businesses, we could continue to experience similar seasonality and uneven sales patterns. In addition, as our customers increasingly require us to maintain products at hub locations near their facilities, it becomes easier for our customers to order products with very short lead times, which makes it increasingly difficult for us to predict sales trends. In addition, our quarterly fiscal periods often do not correspond with the fiscal quarters of our customers, and this may result in uneven sales patterns between quarters. It is difficult for us to evaluate the degree to which the seasonality and uneven sales patterns of our OEM customers may affect our business in the future because the historical growth of our business may have lessened the effects of this seasonality and these uneven sales patterns on our business in the past.

Competition within our product markets is intense and includes various established competitors.
      The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation. In the switch products sector, we compete primarily with Brocade Communications Systems, Inc. and McDATA Corporation. In the InfiniBand HCA market, we compete primarily with Mellanox Technologies Ltd. We may also compete with some of our computer and storage systems customers, some of which have the capability to develop integrated circuits for use in their own products.
      We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved performance characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of SAN and server interconnect products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.
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
      We have not developed alternate sources of supply for some of our products. For example, our integrated single chip Fibre Channel controller is manufactured by LSI Logic and integrates LSI Logic’s transceiver technology. In the event that LSI Logic is unable or unwilling to satisfy our requirements for this technology, our marketing efforts related to Fibre Channel products would be delayed and, as such, our results of operations could be materially and adversely affected. The requirement that a customer perform additional product qualifications, or a customer’s inability to obtain a sufficient supply of products from us, may cause that customer to satisfy its product requirements from our competitors. Constraints or delays in the supply of our products, due to capacity constraints, unexpected disruptions at foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers and have a material adverse effect on our results of operations.
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
      As new or enhanced products are introduced, including the transition from 2Gb to 4Gb Fibre Channel products, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demands. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business or financial results. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand, as well as possible product and software defects. Any such adverse events could have a material adverse effect on our business, financial condition or results of operations.
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
If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate periodically the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal controls as of the end of each fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.
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
      Our management has evaluated the effectiveness of our internal control over financial reporting. Based on that evaluation, our management has determined that our internal control over financial reporting was effective as of April 2, 2006 and that there was no change in our internal control over financial reporting during our quarter ended April 2, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
      We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS) and similar legislation currently proposed in China. In addition, recycling, labeling and related requirements have already begun to apply to products we sell in Europe. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. We also must successfully manage the transition to RoHS-compliant products in order to minimize the effects of product inventories that may become excess or obsolete, as well as ensure that sufficient supplies of RoHS-compliant products can be delivered to meet customer demand. Failure to manage this transition may adversely impact our revenues and operating results. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.
      We could also face significant costs and liabilities in connection with product take-back legislation. The European Union has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the European Union to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Implementation in certain European Union member states has been delayed into 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.
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
      International revenues accounted for 45% of our net revenues for fiscal 2006. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located in Pacific Rim countries. As a result, we are subject to several risks, which include:

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
      Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
We may engage in mergers, acquisitions and strategic investments and these activities may adversely affect our results of operations and stock price.
      Our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with ours. Mergers and acquisitions involve numerous risks, including:

•	uncertainties in identifying and pursuing target companies;

•	difficulties in the assimilation of the operations, technologies and products of the acquired companies;

•	the existence of unknown defects in acquired companies’ products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	the diversion of management’s attention from other business concerns;

•	the failure of markets for the products of acquired companies to develop as expected;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	risks associated with assuming the legal obligations of acquired companies;

•	risks related to the effect that acquired companies’ internal control processes might have on our financial reporting and management’s report on our internal control over financial reporting;

•	the potential loss of current customers or failure to retain acquired companies’ customers;

•	the potential loss of key employees of acquired companies; and

•	the incurrence of significant exit charges if products acquired in business combinations are unsuccessful.
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
Beginning with fiscal 2007, we are required to recognize compensation expense related to employee stock options and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.
      Effective as of the beginning of the first quarter of fiscal 2007, we are required to adopt Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2007, our operating results will contain a charge for stock-based compensation expense related to employee stock options and our employee stock purchase plan. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and investments. The application of SFAS No. 123R generally requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

      As a result of the adoption of SFAS No. 123R, beginning with fiscal 2007, our earnings will be lower than they would have been had we not been required to adopt SFAS No. 123R. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees.
      We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. As a result of our adoption of SFAS No. 123R in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees may be limited. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock-based awards to employees in the future, which may result in changes in our equity compensation strategy. These and other developments relating to the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees.
We may experience difficulties in transitioning to smaller geometry process technologies.
      We expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product by product basis, of migrating to smaller geometry process technologies. Currently, most of our products are manufactured in 0.25, 0.18 and 0.13 micron geometry processes. In addition, we have begun to migrate some of our products to 90 nanometer (.09 micron) process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
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
      We have received notices of claimed infringement of intellectual property rights in the past and have been involved in intellectual property litigation in the past. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us with respect to existing and future products. In addition, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as us. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.
Unavailability of third-party licenses could adversely affect our business.
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
If we fail to carefully manage the use of “open source” software in our products, we may be required to license key portions of our products on a royalty free basis or expose key parts of source code.
      Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.
Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.
      We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations thereof, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our financial condition or results of operations.
      In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109.” The proposed Interpretation proposes changes to the current accounting for uncertain tax positions. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates or increases in future interperiod effective tax rate volatility.

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
      Pursuant to our certificate of incorporation, our board of directors is authorized to approve the issuance of shares of currently undesignated preferred stock without any vote or future action by the stockholders. Pursuant to this authority, in June 1996, our board of directors adopted a stockholder rights plan and declared a dividend of a right to purchase preferred stock for each outstanding share of our common stock. After adjustment for stock splits, our common stock now carries one-sixteenth of a preferred stock purchase right per share. The stockholder rights plan may have the effect of delaying, deferring or preventing a change in control of our stock. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock. The stockholder rights plan expires on June 4, 2006.
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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal product development, operations, sales and corporate offices are currently located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We own each of these buildings. As part of the acquisition of Troika, we assumed a 15,000 square foot sublease in Westlake Village, California and, as part of the acquisition of PathScale, we acquired a 34,000 square foot lease in Mountain View, California. We lease design centers in Eden Prairie, Minnesota, Austin, Texas and Roseville, California and in April 2005 we entered into a lease for an operations, sales and postponement facility located near Dublin, Ireland. We also maintain offices at various locations in the United States, Europe and Southeast Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings
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
      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market and Prices
      Shares of our common stock are traded and quoted on The Nasdaq National Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent fiscal years as reported on The Nasdaq National Market. The share prices have been retroactively adjusted to reflect the two-for-one stock split of our common stock in March 2006.

	Sales Prices

Fiscal 2005	High	Low

First Quarter	$21.50	$12.63
Second Quarter	15.73	10.72
Third Quarter	19.19	13.67
Fourth Quarter	21.83	16.61

	Sales Prices

Fiscal 2006	High	Low

First Quarter	$20.74	$14.58
Second Quarter	17.94	15.28
Third Quarter	17.15	14.10
Fourth Quarter	21.44	15.93
Number of Common Stockholders
      The approximate number of record holders of our common stock was 591 as of May 26, 2006.
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
Recent Sales of Unregistered Securities
      None.
Issuer Purchases of Equity Securities
      On November 7, 2005, we announced a stock repurchase program authorizing the repurchase of up to $200 million of our common stock over a two-year period. We did not make any purchases under this stock purchase program during the fourth quarter of fiscal 2006. As of April 2, 2006, the remaining amount available for repurchase under this plan was $190 million.
      In May 2006, we purchased an additional 1.1 million shares of our common stock for an aggregate purchase price of $20.0 million.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended(1)(2)

	April 2,	April 3,	March 28,	March 30,	March 31,
	2006	2005	2004	2003	2002

Statement of Operations Data
Net revenues	$494,077	$428,719	$387,156	$301,788	$247,047
Cost of revenues	144,246	121,074	115,297	107,073	98,923

Gross profit	349,831	307,645	271,859	194,715	148,124

Operating expenses:
Engineering and development	89,753	82,791	75,893	65,886	59,133
Sales and marketing	64,416	54,582	48,449	39,780	34,867
General and administrative	17,295	16,659	18,102	14,011	16,673
Purchased in-process research and development	10,510	—	—	—	—

Total operating expenses	181,974	154,032	142,444	119,677	110,673

Operating income	167,857	153,613	129,415	75,038	37,451
Interest and other income, net	32,627	17,873	16,844	17,356	19,036

Income from continuing operations before income taxes	200,484	171,486	146,259	92,394	56,487
Income taxes	78,653	60,071	57,698	35,865	16,758

Income from continuing operations	121,831	111,415	88,561	56,529	39,729
Income from discontinued operations, net of income taxes	161,757	46,181	45,112	46,944	30,997

Net income	$283,588	$157,596	$133,673	$103,473	$70,726

Income from continuing operations per share:
Basic	$0.71	$0.60	$0.47	$0.30	$0.21

Diluted	$0.70	$0.59	$0.46	$0.30	$0.21

Income from discontinued operations per share:
Basic	$0.95	$0.25	$0.24	$0.25	$0.17

Diluted	$0.93	$0.25	$0.23	$0.24	$0.16

Net income per share:
Basic	$1.66	$0.85	$0.71	$0.55	$0.38

Diluted	$1.63	$0.84	$0.69	$0.54	$0.37

Balance Sheet Data
Cash and cash equivalents and short-term investments	$665,640	$812,338	$743,034	$643,197	$492,546
Total assets	937,707	1,026,340	926,126	815,043	669,857
Total stockholders’ equity	859,354	956,183	867,718	750,735	618,983

(1)	The statement of operations data for all periods presented reflects the operating results of the hard disk drive controller and tape drive controller business as discontinued operations.

(2)	The per share amounts for all periods presented reflect the effects of the two-for-one split of our common stock in March 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and related notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Part I, Item 1A “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      We design and develop storage network infrastructure components sold to original equipment manufacturers, or OEMs, and distributors. We produce host bus adapters, or HBAs, Fibre Channel blade switches, Fibre Channel stackable switches and other fabric switches. In addition, we design and develop storage routers for bridging Fibre Channel and Internet Small Computer System Interface (SCSI), or iSCSI, networks and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. All of these products address the storage area network, or SAN, connectivity infrastructure requirements of small, medium and large enterprises. We also design and develop InfiniBand Host Channel Adapters, or HCAs, that provide connectivity infrastructure for clustered server fabrics in high-performance computing and enterprise-clustered database markets. Finally, we design and produce management controller chips for use in entry-level servers and storage subsystems. We serve our customers with solutions based on various connectivity technologies including Fibre Channel, InfiniBand, iSCSI and SCSI.
      Our ability to serve the storage industry stems from our highly leveraged product line that addresses virtually every connection point in a SAN infrastructure solution. On the server side of the SAN, we provide Fibre Channel and iSCSI HBAs, and HBA technology on the motherboard (“Fibre Downtm” technology). Connecting servers to storage, we provide the network infrastructure with a broad line of Fibre Channel switches.
      Our products are sold directly to OEMs and to authorized distributors. Our products are incorporated in a large number of solutions from OEM customers, including Cisco Systems, Inc., Dell Computer Corporation, EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Sun Microsystems, Inc. and many others.
      We maintain a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2006 and 2004 each comprised fifty-two weeks and fiscal year 2005 comprised fifty-three weeks.

Acquisitions and Dispositions
      In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business, or the Business, to Marvell Technology Group Ltd. (Marvell) for cash and shares of Marvell’s common stock. We received $184.0 million in cash, including a $4.0 million purchase price adjustment due to inventory levels on the date of closing, and 980,000 shares of Marvell’s common stock valued at $47.0 million based upon the market price of the shares received on the closing date. We recorded a gain on the sale of the Business of $131.9 million, net of $81.5 million of income taxes. As a result of this transaction, all current and prior period financial information related to the Business has been presented as discontinued operations. The following discussion and analysis excludes the Business and amounts related to the Business unless otherwise noted.
      Also in November 2005, we completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. We expect the acquisition of Troika to expand our product line and the acquired intellectual property to enhance certain of our current products and provide greater functionality to our customers. The consideration paid in excess of the fair market value of the tangible assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation, we have recorded goodwill of $20.7 million and core technology of $3.6 million, which are included in goodwill and other intangible assets in the accompanying consolidated balance sheet as of April 2, 2006, and recognized a charge of $10.5 million for purchased in-process research and development, or IPR&D. We expect to finalize the purchase price allocation in fiscal 2007, which may result in adjustments to the amounts recorded in fiscal 2006.
      In addition, we entered into a performance plan with certain former Troika employees upon their employment with QLogic. The performance plan provides for the issuance of stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, we could recognize compensation expense of up to $6.5 million over four years.
      On April 3, 2006, we acquired all outstanding shares of PathScale, Inc. (PathScale). PathScale designs and develops system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expands our portfolio of solutions to include InfiniBand, a high-performance low-latency switched fabric interconnect. Consideration paid for this acquisition was approximately $110 million in cash, which included the purchase of all vested PathScale stock options. In addition, we converted unvested PathScale stock options for continuing employees into options to purchase approximately 307,000 shares of QLogic common stock with a weighted-average exercise price of $3.00. The total fair value of the converted options is approximately $6 million and will be recognized as compensation expense over the remaining service period. We are in the process of evaluating the net assets acquired and expect to finalize the purchase price allocation during fiscal 2007. The consideration paid in excess of the fair market value of tangible assets acquired is expected to be allocated to intangible assets, goodwill and IPR&D. To the extent a portion of the purchase price is allocated to IPR&D, we will recognize a charge to operating expenses for such amount.
      We also entered into a performance plan with certain former PathScale shareholders who became employees of QLogic. The performance plan provides for the issuance of stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, we could recognize compensation expense of up to $15 million over four years.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information
      During fiscal 2006, our net revenues from continuing operations increased 15% from the prior year to $494.1 million and were highlighted by a 19% increase in revenues from SAN Infrastructure Products, which are comprised of HBAs, switches and silicon chips. Income from continuing operations increased 9% from the prior year to $121.8 million, or $0.70 per diluted share. Net income, including the results of discontinued operations and the gain on sale of the discontinued operations, was $283.6 million or $1.63 per diluted share.
      During the fourth quarter of fiscal 2006, our net revenues from continuing operations were $130.5 million, a 1% increase from the third quarter of fiscal 2006. Revenues from SAN Infrastructure Products during the fourth quarter increased 1% sequentially from the third quarter and represented 93% of our total net revenues.

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
      In March 2006, we completed a two-for-one stock split through the payment of a stock dividend to holders of record of our common stock on February 16, 2006.
      A summary of the key factors and significant events which impacted our financial performance during the fourth quarter of fiscal 2006 are as follows:

•	Net revenues of $130.5 million for the fourth quarter of fiscal 2006 increased sequentially by $1.3 million, or 1%, from $129.2 million in the third quarter of fiscal 2006.

•	Gross profit as a percentage of net revenues was 70.6% in the fourth quarter, a decrease from 71.4% for the third quarter of fiscal 2006. We continue to expect downward pressure on our gross profit percentage as a result of changes in product and technology mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 26.1% for the fourth quarter of fiscal 2006, compared to 38.0% in the third quarter of fiscal 2006. Operating income for the fourth quarter was impacted by a $10.5 million charge for purchased in-process research and development related to our acquisition of Troika.

•	Income from continuing operations was $31.4 million, or $0.19 per diluted share, in the fourth quarter of fiscal 2006 and decreased slightly from the $31.7 million, or $0.19 per diluted share, reported in the third quarter of fiscal 2006. Income from continuing operations was impacted by the purchased in-process research and development charge noted above, which was partially offset by an $8.5 million gain on the sale of a portion of the shares of Marvell common stock acquired as part of the sale of our hard disk drive controller and tape drive controller business.

•	Cash and cash equivalents and short-term investments of $665.6 million at April 2, 2006 decreased $53.1 million from $718.7 million at the end of the third quarter of fiscal 2006 primarily due to income tax payments related to the gain on sale of our hard disk drive controller and tape drive controller business. During the fourth quarter of fiscal 2006, we generated $27.6 million of cash from continuing operating activities.

•	Accounts receivable was $67.6 million as of April 2, 2006, compared to $70.5 million as of January 1, 2006. Days sales outstanding (DSO) in receivables as of April 2, 2006 decreased to 47 days from 50 days as of January 1, 2006. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO in the future will range from 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $39.4 million as of April 2, 2006, compared to $29.8 million as of January 1, 2006. Our annualized inventory turns in the fourth quarter of fiscal 2006 of 3.9 turns decreased from the 5.0 turns in the third quarter of fiscal 2006. The increase in inventories was principally due to our customers’ slower than expected transition to new or enhanced HBA products, including RoHS-compliant products.

RESULTS OF OPERATIONS
Net Revenues
      A summary of the components of our net revenues is as follows:

	2006	2005	2004

	(In millions)
Net revenues:
SAN Infrastructure Products	$460.1	$387.9	$335.6
Management Controllers	27.1	37.0	46.8
Other	6.9	3.8	4.8

Total net revenues	$494.1	$428.7	$387.2

Percentage of net revenues:
SAN Infrastructure Products	93%	90%	87%
Management Controllers	6	9	12
Other	1	1	1

Total net revenues	100%	100%	100%

      The global marketplace for SANs continues to expand in response to the information storage requirements of enterprise business environments, as well as the emerging market for SAN-based solutions for small and medium-sized businesses. This market expansion has resulted in increased volume shipments of our SAN Infrastructure Products. However, the SAN market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenues have generally been favorably affected by increases in units sold as a result of market expansion, increases in market share and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.
      Our net revenues are derived primarily from the sale of SAN Infrastructure Products and Management Controllers. Other revenue includes non-product related revenues, such as royalties, non-recurring engineering fees and service fees. Net revenues for fiscal 2006 increased $65.4 million, or 15%, from fiscal 2005. This increase was primarily the result of a $72.2 million, or 19%, increase in revenue from SAN Infrastructure Products, partially offset by a $9.9 million, or 27%, decrease in revenue from Management Controllers. The increase in revenue from SAN Infrastructure Products was primarily due to a 35% increase in the quantity of Fibre Channel and iSCSI HBAs sold partially offset by a 10% decrease in average selling prices of Fibre Channel and iSCSI HBAs, and a 63% increase in the quantity of switches sold partially offset by a 16% decrease in average selling prices of switches. The decrease in revenue from Management Controllers was due to a 22% decrease in the quantity sold and a 6% decrease in average selling prices. We expect revenue from Management Controllers to decrease over time, as these products are not part of our core business and we are not investing in the development of new products. Net revenues for fiscal 2006 included $6.9 million of other revenue. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.
      Net revenues for fiscal 2005 increased $41.5 million, or 11%, from fiscal 2004, principally due to a $52.3 million, or 16%, increase in revenue from SAN Infrastructure Products, partially offset by a $9.8 million, or 21%, decrease in revenue from Management Controllers. The increase in revenue from SAN Infrastructure Products was primarily due to a 44% increase in the quantity of Fibre Channel and iSCSI HBAs sold partially offset by a 15% decrease in average selling prices of Fibre Channel and iSCSI HBAs. The decrease in revenue from Management Controllers was due to a 3% decrease in the quantity sold and an 18% decrease in average selling prices. Net revenues for fiscal 2005 included $3.8 million of other revenue, compared to $4.8 million in fiscal 2004.
      A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 77%, 78% and 78% of net revenues during fiscal 2006, 2005 and 2004, respectively.
      A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues for any of the fiscal years presented is as follows:

	2006	2005	2004

IBM	15%	15%	12%
Hewlett-Packard	15%	14%	11%
Sun Microsystems	12%	15%	21%
Dell Computer	*	10%	10%

*	Less than 10% of net revenues.
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
      Revenues by geographic area are presented based upon the country of destination. No individual country other than the United States represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2006	2005	2004

	(In millions)
United States	$271.9	$227.8	$228.3
Europe, Middle East and Africa	111.0	94.6	74.9
Asia-Pacific and Japan	108.2	101.5	81.2
Rest of world	3.0	4.8	2.8

	$494.1	$428.7	$387.2

Gross Profit
      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	2006	2005	2004

	(In millions)
Gross profit	$349.8	$307.6	$271.9
Percentage of net revenues	70.8%	71.8%	70.2%
      Gross profit for fiscal 2006 increased $42.2 million, or 14%, from gross profit for fiscal 2005. The gross profit percentage for fiscal 2006 was 70.8% and declined from 71.8% in the prior year. The decline in gross profit percentage was principally due to an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices of our products.
      Gross profit for fiscal 2005 increased $35.7 million, or 13%, from gross profit for fiscal 2004. The gross profit percentage for fiscal 2005 was 71.8% and increased from 70.2% in the prior year. This gross profit percentage increase was due primarily to increased sales of higher margin products and cost efficiencies realized from the increase in production during fiscal 2005.
      Our ability to maintain our current gross profit percentage can be significantly affected by factors such as the results of our investment in engineering and development activities, supply costs, the worldwide semiconductor foundry capacity, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received and our ability to achieve manufacturing cost reductions. We anticipate that it will be increasingly difficult to reduce manufacturing costs. Also, royalty revenues have been and continue to be unpredictable. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical trends and it may decline in the future.
Operating Expenses
      Our operating expenses are summarized in the following table:

	2006	2005	2004

	(In millions)
Operating expenses:
Engineering and development	$89.8	$82.8	$75.9
Sales and marketing	64.4	54.5	48.4
General and administrative	17.3	16.7	18.1
Purchased in-process research and development	10.5	—	—

Total operating expenses	$182.0	$154.0	$142.4

Percentage of net revenues:
Engineering and development	18.2%	19.3%	19.6%
Sales and marketing	13.0	12.7	12.5
General and administrative	3.5	3.9	4.7
Purchased in-process research and development	2.1	—	—

Total operating expenses	36.8%	35.9%	36.8%

      Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During fiscal 2006, engineering and development expenses of $89.8 million increased $7.0 million, or 8%, from fiscal 2005. The increase in engineering and development expenses was primarily due to a $7.7 million increase in cash compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of new products, including an increase in headcount due to the acquisition of Troika during the third quarter of fiscal 2006, a $1.9 million increase in external engineering costs associated with new product development, a $1.8 million increase in equipment and supplies costs, and $0.4 million of non-cash compensation charges related to the acquisition of Troika, partially offset by a reduction of $5.9 million of non-cash compensation charges incurred during fiscal 2005 related to the acquisition of the Little Mountain Group, Inc. The non-cash charges related to the Little Mountain Group acquisition ended in the fourth quarter of fiscal 2005.
      During fiscal 2005, engineering and development expenses of $82.8 million increased $6.9 million, or 9%, from $75.9 million for fiscal 2004. Engineering and development expenses increased primarily due to a $3.7 million increase in cash compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of new products, a $3.2 million increase in external engineering costs associated with new product development and a $1.3 million increase in equipment and supplies costs, partially offset by a $1.9 million reduction in the non-cash compensation charges related to the acquisition of the Little Mountain Group.
      We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses will continue to increase in the future as a result of continued and increasing costs associated with new product development, including the acquisitions of Troika and PathScale.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for fiscal 2006 of $64.4 million increased $9.9 million, or 18%, from fiscal 2005. The increase in sales and marketing expenses was due primarily to a $3.8 million increase in various promotional activities directed at increasing market awareness and acceptance of our products, a $2.5 million increase in the compensation and related benefit costs due to increased headcount associated with the expansion of our sales and marketing groups, a $1.2 million increase in commissions expense as a result of higher revenues and a $1.0 million increase in travel-related expenses.
      During fiscal 2005, sales and marketing expenses of $54.5 million increased $6.1 million, or 13%, from fiscal 2004. The increase in sales and marketing expenses in fiscal 2005 was due primarily to a $3.0 million increase in compensation and related benefit costs due to increased headcount associated with the expansion of our sales and marketing groups and a $2.5 million increase in various promotional activities.
      We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.
      General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for fiscal 2006 of $17.3 million increased $0.6 million, or 4%, from fiscal 2005 and included an increase of $1.9 million in outside consulting services, primarily related to the structuring of our expanded international operations, partially offset by a $0.7 million reimbursement received from an insurance carrier related to the settlement of a prior legal matter and a decrease in bad debt expense of $0.3 million. General and administrative expenses for fiscal 2005 of $16.7 million decreased $1.4 million, or 8%, from fiscal 2004. General and administrative expenses in fiscal 2004 included $1.8 million related to legal settlements, which did not recur in fiscal 2005. In addition, general and administrative expenses in fiscal 2005 increased by $1.0 million for increases in compensation and related benefit costs.
      In connection with the growth of our business, we expect general and administrative expenses will increase in the future.
      Purchased In-Process Research and Development. In connection with our acquisition of Troika, we recognized a charge of $10.5 million for IPR&D, based on a preliminary purchase price allocation. IPR&D was expensed because the technological feasibility of the product under development had not been established and no future alternative uses existed. One IPR&D project was identified, which related to the development of a new product. As of the date of the acquisition, the project was estimated to be more than 50% complete and is expected to be completed in fiscal 2007. The fair value of the IPR&D was valued utilizing the income approach which estimates expected future after-tax cash flows of the project under development and discounts its net present value at an appropriate risk-adjusted rate of return. We expect to finalize the purchase price allocation in fiscal 2007, which may result in adjustments to the amounts recorded in fiscal 2006.
      We are in the process of evaluating the net assets acquired in the PathScale transaction and expect to finalize the purchase price allocation during fiscal 2007. To the extent a portion of the purchase price is allocated to IPR&D, we will recognize a charge to operating expenses for such amount in fiscal 2007.

Non-Operating Income
      A summary of the components of our interest and other income are as follows:

	2006	2005	2004

	(In millions)
Interest income	$25.8	$18.5	$15.5
Gain (loss) on sale of marketable securities	6.8	(0.6)	1.1
Other	—	—	0.2

	$32.6	$17.9	$16.8

      Interest and other income for fiscal 2006 of $32.6 million is comprised principally of interest income of $25.8 million related to our portfolio of marketable securities. Interest income increased by $7.3 million due to increasing yields on our portfolio of marketable securities, as well as larger investment balances. Interest and other income for fiscal 2006 also includes an $8.5 million gain on the sale of a portion of the shares of Marvell common stock acquired as part of the sale of our hard disk drive controller and tape drive controller business, partially offset by $1.7 million of realized losses on sales of marketable securities.
      During fiscal 2005, interest and other income of $17.9 million is comprised principally of interest income related to our portfolio of marketable securities. The $3.0 million increase in interest income in fiscal 2005 from the prior year was due to increasing yields as well as higher investment balances. Interest and other income in fiscal 2005 also included realized losses on sales of marketable securities of $0.6 million, compared to $1.1 million of gains on sales of marketable securities in the prior year.
Income Taxes
      Our effective income tax rate related to continuing operations approximated 39% in fiscal 2006, 35% in fiscal 2005 and 39% in fiscal 2004. The increase in the tax rate in fiscal 2006 compared to fiscal 2005 was due primarily to investments by foreign subsidiaries in intellectual property rights previously held by the United States parent and in newly acquired intellectual property rights, investment in foreign operations and the continued reduction in benefits derived from both the extraterritorial income exclusion and research credits. The decrease in the tax rate in fiscal 2005 compared to fiscal 2004 was due primarily to the favorable resolution of routine tax examinations.
      During fiscal 2007, we expect our effective tax rate to benefit from our transfer of intellectual property rights to foreign subsidiaries and investments in foreign operations. However, our effective tax rate may be negatively impacted by the tax effects of acquisitions, including the acquisition of PathScale, and the adoption of SFAS No. 123R. In addition, given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expectations for our effective tax rate.
Discontinued Operations
      In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. In connection with this transaction, we recognized a gain on sale before income taxes of $213.4 million.

      Income from discontinued operations, net of income taxes, consists of direct revenues and direct expenses of the Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Business included in discontinued operations in the accompanying consolidated statements of income is as follows:

	2006	2005	2004

	(In millions)
Net revenues	$94.6	$143.2	$136.7

Income from discontinued operations, net of income taxes	$29.8	$46.2	$45.1

Gain on sale of discontinued operations, net of income taxes	$131.9	$—	$—

      As the sale of the Business closed on November 4, 2005, net revenues and income from discontinued operations for fiscal 2006 do not include a full year of operating activity. Net revenues for fiscal 2006 decreased $48.6 million, or 34%, from fiscal 2005 and income from discontinued operations, net of income taxes, for fiscal 2006 decreased by $16.4 million, or 35%. Net revenues for fiscal 2005 increased $6.5 million, or 5%, from fiscal 2004 and income from discontinued operations, net of income taxes, for fiscal 2005 increased by $1.1 million, or 2%, from the prior year.
Liquidity and Capital Resources
      Our combined balances of cash and cash equivalents and short-term investments have decreased to $665.6 million at April 2, 2006, compared to $812.3 million at April 3, 2005. The decrease in cash, cash equivalents and short-term investments is due primarily to the repurchase of our common stock pursuant to our stock repurchase programs and the acquisition of Troika, partially offset by our cash generated by continuing operations and the cash received from the sale of our hard disk drive controller and tape drive controller business. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.
      Cash provided by operating activities was $132.5 million for fiscal 2006 and $133.1 million for fiscal 2005. Operating cash flow for fiscal 2006 reflects our income from continuing operations of $121.8 million, net non-cash charges (depreciation and amortization, IPR&D, deferred income taxes and other) of $29.3 million, and a net increase in the non-cash components of our working capital of $18.6 million. The increase in the non-cash components of working capital was primarily due to a $16.2 million increase in inventories, a $12.8 million increase in accounts receivable and an increase of $5.9 million in other assets, all associated with the expansion of our business. The increase in the non-cash components of working capital were partially offset by an increase of $16.3 million in operating liabilities due to the timing of payment obligations.
      Cash provided by investing activities of $80.1 million for fiscal 2006 consists of sales and maturities of marketable securities (net of purchases) of $155.6, offset by net cash paid for the acquisition of Troika of $35.2 million, additions to property and equipment of $28.3 million and $12.0 million of cash placed in escrow under the terms of the agreement with Marvell for the sale of the Business. During fiscal 2005, cash used in investing activities of $4.6 million included additions to property and equipment of $22.3 million and the purchase of other assets of $4.0 million, partially offset by sales and maturities of marketable securities (net of purchases) of $21.7 million.

      Subsequent to year end, we paid approximately $110 million to acquire PathScale. As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
      Cash used in financing activities of $387.2 million for fiscal 2006 resulted from our purchase of $415.0 million of common stock under our stock repurchase programs, partially offset by $27.8 million of proceeds from the issuance of common stock under our stock plans. During fiscal 2005, the $71.3 million of cash used in financing activities resulted from the use of $85.0 million for the purchase of common stock under our stock repurchase programs, partially offset by $13.7 million of proceeds from the issuance of common stock under our stock plans.
      Cash provided by discontinued operations was $134.1 million for fiscal 2006 and included $181.3 million of net proceeds from the sale of the Business offset by $47.2 million of net cash used in discontinued operating activities, which was primarily due to income tax payments related to the gain on sale of the Business. Future cash flows from discontinued operations are not expected to be significant.
      Our Board of Directors approved stock repurchase programs: (i) in October 2002, that authorized us to repurchase up to $100 million of our outstanding common stock, (ii) in June 2004, that authorized us to repurchase up to an additional $100 million of our outstanding common stock, (iii) in August 2005, that authorized us to repurchase up to an additional $350 million of our outstanding common stock, and (iv) in November 2005, that authorized us to repurchase up to an additional $200 million of our outstanding common stock. During fiscal 2006, we repurchased the remaining $55.0 million available under the June 2004 plan, consisting of 3.5 million shares; repurchased 20.7 million shares for an aggregate purchase price of $350.0 million under the August 2005 plan; and repurchased 0.6 million shares for an aggregate purchase price of $10.0 million under the November 2005 plan. Since fiscal 2003, we have repurchased a total of $560.0 million of our common stock under programs authorized by our Board of Directors.
      We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of April 2, 2006, and their impact on our cash flows in future fiscal years, is as follows:

	2007	2008	2009	2010	2011	Thereafter	Total

	(In millions)
Operating leases	$5.3	$2.5	$1.6	$0.8	$0.7	$0.3	$11.2
Non-cancelable purchase obligations	46.4	—	—	—	—	—	46.4

Total	$51.7	$2.5	$1.6	$0.8	$0.7	$0.3	$57.6

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

Revenue Recognition
      We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

      For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors when the product is sold by the distributor to a third party. At times, we provide standard incentive programs to our distributor customers and account for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. Royalty and service revenue is recognized when earned and receipt is reasonably assured.
      For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When more than one element, such as hardware and services, are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.
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

Inventories
      Inventories are valued at the lower of cost, on a first-in, first-out basis, or market. We write down the carrying value of our inventory to market value for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecasts in order to assess our inventory balance. Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our current products, expected future products and other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Income Taxes
      We utilize the asset and liability method of accounting for income taxes. We record liabilities for probable income tax assessments based on our estimate of potential tax related exposures. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.
      Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.
      We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent management believes that recovery is more likely than not, we do not establish a valuation allowance. An adjustment to income would occur if we determine that we are able to realize a different amount of our deferred tax assets than currently expected.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123, however SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.
      We expect to utilize the modified-prospective transition alternative in adopting SFAS No. 123R. Under this method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption.
      SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (for us, fiscal 2007). The adoption of the SFAS No. 123R fair value method will have a significant adverse impact on our consolidated statements of income, although it will have no impact on our overall financial position. The balance of unearned stock-based compensation to be expensed in fiscal 2007 through fiscal 2010 related to share-based awards unvested at April 2, 2006, as previously calculated under the disclosure-only requirements of SFAS No. 123, is approximately $38 million. If there are any modifications or cancellations of the underlying unvested stock-based awards, we may be required to accelerate or adjust any remaining unearned stock-based compensation expense. To the extent that we grant additional stock-based awards to employees or assume unvested stock-based awards in connection with any acquisitions, stock-based compensation expense will be increased by those additional grants or acquisitions. We anticipate we will grant additional stock-based awards in fiscal 2007. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of stock-based awards granted and the then current fair values.
      We currently estimate that, had we adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard on our consolidated statements of income would have approximated the impact of SFAS No. 123 as illustrated in the footnotes to the accompanying consolidated financial statements, assuming the application of the Black-Scholes option pricing model. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in fiscal 2006, 2005 and 2004 related to such excess tax deductions was $5.1 million, $2.4 million and $10.6 million, respectively.
      In November 2005, the Financial Accounting Standards Board issued Staff Position FAS 115-1/ FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the FSP). The FSP provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of the FSP did not have a material impact on our consolidated balance sheets or statements of income.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
      We maintain a marketable securities investment portfolio of various holdings, types and maturities. In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our credit exposure to any one issuer or type of investment. We also hold shares of Marvell common stock that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. We do not use derivative financial instruments.
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 2, 2006, the carrying value of our cash and cash equivalents approximates fair value.
      With the exception of the Marvell common stock noted above, our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of three years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of April 2, 2006, unrealized losses of $1.8 million (net of related income taxes) on these securities are included in accumulated other comprehensive loss.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
QLogic Corporation:
      We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of April 2, 2006 and April 3, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 2, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 2, 2006 and April 3, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QLogic Corporation’s internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 1, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Costa Mesa, California
June 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
QLogic Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that QLogic Corporation maintained effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that QLogic Corporation maintained effective internal control over financial reporting as of April 2, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of April 2, 2006 and April 3, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 2, 2006, and our report dated June 1, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Costa Mesa, California
June 1, 2006

QLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
April 2, 2006 and April 3, 2005

	2006	2005

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$125,192	$165,644
Short-term investments	540,448	646,694
Accounts receivable, less allowance for doubtful accounts of $1,239 and $1,311 as of April 2, 2006 and April 3, 2005, respectively	67,571	54,245
Inventories	39,440	22,661
Other current assets	46,441	32,699
Current assets related to discontinued operations	—	17,576

Total current assets	819,092	939,519
Property and equipment, net	82,630	71,322
Goodwill and other intangible assets	32,679	8,518
Other assets	3,306	527
Long-term assets related to discontinued operations	—	6,454

	$937,707	$1,026,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,160	$19,975
Accrued compensation	22,990	19,629
Income taxes payable	12,920	17,999
Other current liabilities	10,283	7,444
Current liabilities related to discontinued operations	—	3,774

Total current liabilities	78,353	68,821
Deferred tax liabilities	—	1,336

Total liabilities	78,353	70,157

Commitments and contingencies
Subsequent events (Notes 7 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 195,289,000 and 192,801,000 shares issued at April 2, 2006 and April 3, 2005, respectively	195	193
Additional paid-in capital	537,648	504,663
Retained earnings	883,310	599,722
Accumulated other comprehensive loss	(1,799)	(3,394)
Treasury stock, at cost: 33,197,000 and 8,384,000 shares at April 2, 2006 and April 3, 2005, respectively	(560,000)	(145,001)

Total stockholders’ equity	859,354	956,183

	$937,707	$1,026,340

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

	2006	2005	2004

	(In thousands, except per
	share amounts)
Net revenues	$494,077	$428,719	$387,156
Cost of revenues	144,246	121,074	115,297

Gross profit	349,831	307,645	271,859

Operating expenses:
Engineering and development	89,753	82,791	75,893
Sales and marketing	64,416	54,582	48,449
General and administrative	17,295	16,659	18,102
Purchased in-process research and development	10,510	—	—

Total operating expenses	181,974	154,032	142,444

Operating income	167,857	153,613	129,415
Interest and other income, net	32,627	17,873	16,844

Income from continuing operations before income taxes	200,484	171,486	146,259
Income taxes	78,653	60,071	57,698

Income from continuing operations	121,831	111,415	88,561

Discontinued operations:
Income from operations, net of income taxes	29,816	46,181	45,112
Gain on sale, net of income taxes	131,941	—	—

Income from discontinued operations	161,757	46,181	45,112

Net income	$283,588	$157,596	$133,673

Income from continuing operations per share:
Basic	$0.71	$0.60	$0.47

Diluted	$0.70	$0.59	$0.46

Income from discontinued operations per share:
Basic	$0.95	$0.25	$0.24

Diluted	$0.93	$0.25	$0.23

Net income per share:
Basic	$1.66	$0.85	$0.71

Diluted	$1.63	$0.84	$0.69

Number of shares used in per share calculations:
Basic	171,250	185,024	188,562

Diluted	173,467	187,315	192,492

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

					Accumulated
	Common Stock				Other
			Additional		Comprehensive		Deferred	Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stock-Based	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Compensation	Equity

	(In thousands)
Balance at March 30, 2003	187,708	$188	$442,500	$308,453	$4,346	$(2,978)	$(1,774)	$750,735
Net income	—	—	—	133,673	—	—	—	133,673
Change in unrealized gains on investments, net of tax	—	—	—	—	(318)	—	—	(318)

Comprehensive income								133,355
Issuance of common stock under stock plans (including tax benefit of $10,640)	2,168	3	32,897	—	—	—	—	32,900
Common stock issued related to business acquisition	262	—	6,546	—	—	—	—	6,546
Common stock issued upon exercise of warrants	560	—	—	—	—	—	—	—
Purchase of treasury stock	(2,478)	—	—	—	—	(57,014)	—	(57,014)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,196	1,196

Balance at March 28, 2004	188,220	191	481,943	442,126	4,028	(59,992)	(578)	867,718
Net income	—	—	—	157,596	—	—	—	157,596
Change in unrealized gains on investments, net of tax	—	—	—	—	(7,422)	—	—	(7,422)

Comprehensive income								150,174
Issuance of common stock under stock plans (including tax benefit of $2,441)	1,564	2	16,174	—	—	—	—	16,176
Common stock issued related to business acquisition	357	—	6,546	—	—	—	—	6,546
Purchase of treasury stock	(5,724)	—	—	—	—	(85,009)	—	(85,009)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	578	578

Balance at April 3, 2005	184,417	193	504,663	599,722	(3,394)	(145,001)	—	956,183
Net income	—	—	—	283,588	—	—	—	283,588
Change in unrealized gains on investments, net of tax	—	—	—	—	1,595	—	—	1,595

Comprehensive income	—	—	—	—	—	—	—	285,183
Issuance of common stock under stock plans (including tax benefit of $5,055)	2,488	2	32,985	—	—	—	—	32,987
Purchase of treasury stock	(24,813)	—	—	—	—	(414,999)	—	(414,999)

Balance at April 2, 2006	162,092	$195	$537,648	$883,310	$(1,799)	$(560,000)	$—	$859,354

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income	$283,588	$157,596	$133,673
Income from discontinued operations, net of income taxes	(29,816)	(46,181)	(45,112)
Gain on sale of discontinued operations, net of income taxes	(131,941)	—	—

Income from continuing operations	121,831	111,415	88,561
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	17,898	15,059	14,483
Purchased in-process research and development	10,510	—	—
Deferred income taxes	(4,480)	(158)	13,742
Tax benefit from issuance of stock under stock plans	5,055	2,441	10,640
Stock-based compensation	175	578	1,196
Provision for losses on accounts receivable	(54)	215	49
Loss on disposal of property and equipment	168	187	43
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,825)	(3,422)	(17,099)
Inventories	(16,230)	(2,671)	(2,024)
Other assets	(5,840)	(3,572)	(37)
Accounts payable	11,877	3,840	2,972
Accrued compensation	3,263	3,528	(2,009)
Income taxes payable	(1,205)	4,094	(2,630)
Other liabilities	2,405	1,593	9,257

Net cash provided by continuing operating activities	132,548	133,127	117,144

Cash flows from investing activities:
Purchases of marketable securities	(946,087)	(672,418)	(1,054,362)
Sales and maturities of marketable securities	1,101,680	694,140	899,122
Additions to property and equipment	(28,295)	(22,299)	(20,571)
Acquisition of business, net of cash acquired	(35,210)	—	—
Restricted cash placed in escrow	(12,000)	—	—
Purchase of other assets	—	(4,000)	—

Net cash provided by (used in) continuing investing activities	80,088	(4,577)	(175,811)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	27,757	13,735	22,260
Purchase of treasury stock	(414,999)	(85,009)	(57,014)

Net cash used in continuing financing activities	(387,242)	(71,274)	(34,754)

Net cash provided by (used in) continuing operations	(174,606)	57,276	(93,421)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(47,182)	48,815	40,048
Net cash provided by (used in) investing activities, including proceeds from sale	181,336	(3,358)	(1,712)

Cash provided by discontinued operations	134,154	45,457	38,336

Net increase (decrease) in cash and cash equivalents	(40,452)	102,733	(55,085)
Cash and cash equivalents at beginning of year	165,644	62,911	117,996

Cash and cash equivalents at end of year	$125,192	$165,644	$62,911

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$180,641	$75,723	$64,783

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

General Business Information
      QLogic Corporation (QLogic or the Company) designs and develops storage network infrastructure components including host bus adapters (HBAs), Fibre Channel blade switches, Fibre Channel stackable switches and other fabric switches that provide the connectivity infrastructure for storage networks. The Company also designs and develops enclosure management and baseboard management products. The Company markets and distributes its products through a direct sales organization supported by field application engineers, as well as through a network of independent manufacturers’ representatives and regional and international distributors. The Company’s primary original equipment manufacturer (OEM) customers are major domestic and international suppliers and manufacturers of servers and workstations.

Principles of Consolidation and Financial Reporting Period
      The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
      The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2006 and 2004 each comprised fifty-two weeks and ended on April 2, 2006 and March 28, 2004, respectively. Fiscal year 2005 was comprised of fifty-three weeks and ended on April 3, 2005.

Basis of Presentation
      In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business (the Business). The Business meets all of the criteria in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. As a result of the divestiture of the Business, the Company’s consolidated financial statements for all periods present the operations of the Business separate from continuing operations. See Note 2 — Acquisitions and Dispositions.
      In March 2006, the Company completed a two-for-one stock split through the payment of a stock dividend to the holders of record of the Company’s common stock on February 16, 2006. As a result, share numbers and per share amounts for all periods presented in the consolidated financial statements reflect the effects of this stock split.
      Certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, inventory and income taxes. The actual results experienced by the Company could differ materially from management’s estimates.

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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For all sales, the Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the Company’s product. However, certain of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors when the product is sold by the distributor to a third party. At times, the Company provides standard incentive programs to its distributor customers and accounts for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, the Company accounts for its competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. Royalty and service revenue is recognized when earned and receipt is reasonably assured.
      For those sales that include multiple deliverables, the Company allocates revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When more than one element, such as hardware and services, are contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

Research and Development
      Research and development costs, including costs related to the development of new products and process technology, as well as purchased in-process technology, are expensed as incurred.

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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments in marketable securities and trade accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore have minimal credit risk. The Company invests its marketable securities primarily in government securities, corporate bonds and municipal bonds, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.
      The Company sells its products to OEMs and distributors throughout the world. As of April 2, 2006 and April 3, 2005, the Company had four customers which individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers and workstations, accounted for an aggregate of 65% and 64% of the Company’s accounts receivable at April 2, 2006 and April 3, 2005, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Marketable Securities and Investments
      The Company’s marketable securities are invested primarily in debt securities, including government securities, corporate bonds and municipal bonds. As of April 2, 2006, the Company also holds shares of common stock in a publicly traded company which were received in connection with the sale of its hard disk drive controller and tape drive controller business. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based on quoted market prices. The Company’s available-for-sale marketable securities are included in short-term investments in the accompanying consolidated balance sheets. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income (loss) until realized. Realized gains or losses and other-than-temporary declines in fair value are determined on a specific identification basis and reported in interest and other income, net as incurred.
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

Accounts Receivable and Allowance for Doubtful Accounts
      Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. This reserve is determined by analyzing specific customer accounts and applying historical loss rates to the aging of remaining accounts receivable balances.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market.

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

Goodwill and Other Intangible Assets
      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired, by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The Company considers the Company as a whole to be its reporting unit for purposes of testing for impairment.
      For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.
      The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter and utilizes the two-step process. During the annual goodwill impairment test in fiscal 2006, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.
      Other intangible assets consist primarily of technology acquired or licensed from third parties, including technology acquired in business acquisitions. Other intangible assets that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets ranging from three to six years. Amortization expense related to technology acquired or licensed from third parties is included in cost of revenues in the accompanying consolidated statements of income.

Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Warranty
      The Company’s products typically carry a warranty for periods of up to five years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warranty experience. Warranty expense and the corresponding liability are not material to the consolidated financial statements.

Comprehensive Income
      Comprehensive income includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of income taxes.

Foreign Currency Translation
      Assets and liabilities of foreign subsidiaries that operate where the functional currency is the local currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive income. Accumulated other comprehensive income related to translation adjustments was not material for all periods presented. Income and expense accounts are translated at average exchange rates during the period. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the accompanying consolidated statements of income and were not material for all periods presented.

Stock-Based Compensation
      The Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. APB No. 25 provides that compensation expense relative to the Company’s stock-based employee compensation plans (including shares to be issued under the Company’s stock option and employee stock purchase plans, collectively the “Stock-Based Awards”) is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its consolidated statements of income using the straight-line method over the vesting period for fixed awards. The Company does not recognize compensation expense on stock issued to employees under its employee stock purchase plan as the discount from market value is not material. Under SFAS No. 123, the fair value of the Stock-Based Awards at the date of grant is recognized in earnings over the vesting period.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense:

	2006	2005	2004

	(In thousands, except per share
	amounts)
Net income, as reported	$283,588	$157,596	$133,673
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	105	376	742
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,477)	(32,664)	(35,463)

Pro forma net income	$252,216	$125,308	$98,952

Net income per share:
Basic, as reported	$1.66	$0.85	$0.71
Diluted, as reported	$1.63	$0.84	$0.69
Basic, pro forma	$1.47	$0.68	$0.52
Diluted, pro forma	$1.45	$0.67	$0.51
      The fair value of the Stock-Based Awards granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value and underlying assumptions are as follows:

	Stock Options			Employee Stock Purchase Plan

	2006	2005	2004	2006	2005	2004

Fair value	$6.35	$5.26	$10.11	$3.54	$3.33	$5.23
Expected volatility	46%	45%	50%	34%	43%	50%
Risk-free interest rate	4.3%	3.3%	2.4%	3.2%	1.5%	1.0%
Expected life (years)	4.0	4.0	4.0	0.25	0.25	0.25
Dividend yield	—	—	—	—	—	—
      The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Stock-Based Awards have characteristics significantly different than those of traded options and changes in the subjective input assumptions can materially affect the estimate of their value.
      On March 13, 2006, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $24.00 per share previously awarded to its officers and employees. Options granted to non-employee directors were not accelerated.
      As a result of the acceleration, a total of 1,221,000 outstanding unvested options became immediately exercisable. The accelerated options have per share exercise prices ranging from $24.19 to $27.87 and a weighted-average exercise price of $24.98. The accelerated options would otherwise have vested from time to time over the next two years. All other terms and conditions applicable to the accelerated stock option grants, including the exercise price and number of shares, were unchanged. As discussed above, the Company accounts for its employee stock-based compensation in accordance with APB No. 25. Under APB No. 25, the acceleration did not result in recognition of stock-based compensation expense because the exercise price for

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all stock options subject to the acceleration was in excess of the then current market price of the Company’s common stock.
      The primary purpose of the acceleration was to enable the Company to avoid recognizing non-cash compensation expense associated with these options in future periods in its consolidated financial statements, upon adoption of SFAS No. 123R, “Share-Based Payment” during the first quarter of fiscal 2007. Additionally, the Company believes that these options have limited economic value and would not provide sufficient retentive value when compared to the future stock option compensation expense. The Company estimated that the non-cash compensation expense associated with these options would have been approximately $9.4 million over the next two fiscal years if the acceleration had not occurred.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which supersedes SFAS No. 123, APB No. 25 and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123, however SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.
      The Company expects to utilize the modified-prospective transition alternative in adopting SFAS No. 123R. Under this method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption.
      SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (for the Company, fiscal 2007). The adoption of the SFAS No. 123R fair value method will have a significant adverse impact on the Company’s consolidated statements of income, although it will have no impact on its overall financial position. The balance of unearned stock-based compensation to be expensed in fiscal 2007 through fiscal 2010 related to share-based awards unvested at April 2, 2006, as previously calculated under the disclosure-only requirements of SFAS No. 123, is approximately $38 million. If there are any modifications or cancellations of the underlying unvested stock-based awards, the Company may be required to accelerate or adjust any remaining unearned stock-based compensation expense. To the extent that the Company grants additional stock-based awards to employees or assumes unvested stock-based awards in connection with any acquisitions, stock-based compensation expense will be increased by those additional grants or acquisitions. The Company anticipates it will grant additional stock-based awards in fiscal 2007. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of stock-based awards granted and the then current fair values.
      Management currently estimates that, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard on the Company’s consolidated statements of income would have approximated the impact of SFAS No. 123 as illustrated in the pro forma table above, assuming the application of the Black-Scholes option pricing model. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in fiscal 2006, 2005 and 2004 related to such excess tax deductions was $5.1 million, $2.4 million and $10.6 million, respectively.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2005, the FASB issued Staff Position FAS 115-1/FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the FSP). The FSP provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of the FSP did not have a material impact on the Company’s consolidated balance sheets or statements of income.

Note 2.	Acquisitions and Dispositions

Sale of Hard Disk Drive Controller and Tape Drive Controller Business
      In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. (Marvell) for cash and 980,000 shares of Marvell’s common stock. The Company received $184.0 million in cash, including a $4.0 million purchase price adjustment due to inventory levels on the date of closing, as specified in the agreement. The number of shares of Marvell’s common stock received by the Company was calculated based on $45.0 million, as specified in the agreement, divided by the average closing price of Marvell stock for the ten days ending the day before the closing date. The shares received by the Company were valued at $47.0 million based upon the market price of the shares received on the closing date. During the fourth quarter of fiscal 2006, the Company sold 525,000 shares of the Marvell stock received in the transaction and recognized a gain of $8.5 million which is included in interest and other income, net in the accompanying consolidated statement of income. The remaining shares are accounted for as available-for-sale marketable securities and are included in short-term investments in the accompanying consolidated balance sheet at April 2, 2006. As specified in the agreement, the assets sold to Marvell consisted primarily of intellectual property, inventories and property and equipment. As of April 2, 2006, all other assets and liabilities of the Business have been recovered or settled by the Company.
      The agreement also provided for $12.0 million of the consideration to be placed in escrow with respect to certain standard representations and warranties made by the Company. The Company has included the escrowed amount in the calculation of the gain on sale of the Business due to the Company’s assessment that compliance with the representations and warranties is determinable beyond a reasonable doubt. The escrowed amount is included in other current assets in the accompanying consolidated balance sheet at April 2, 2006.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income from discontinued operations consists of direct revenues and direct expenses of the Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Business included in discontinued operations in the accompanying consolidated statements of income is as follows:

	2006	2005	2004

	(In thousands)
Net revenues	$94,632	$143,184	$136,704

Income from operations before income taxes	$48,234	$70,873	$69,342
Income taxes	18,418	24,692	24,230

Income from operations, net of income taxes	$29,816	$46,181	$45,112

Gain from sale before income taxes	$213,443	$—	$—
Income taxes	81,502	—	—

Gain on sale, net of income taxes	$131,941	$—	$—

      There were no assets or liabilities related to discontinued operations as of April 2, 2006. Assets and liabilities related to discontinued operations as of April 3, 2005 consisted primarily of accounts receivable, inventory, property and equipment, and accrued compensation.

Troika Networks
      In November 2005, the Company completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The acquisition has been accounted for as a purchase business combination. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The Company expects the acquisition of Troika to expand the Company’s product line and the acquired intellectual property to enhance certain of its current products and provide greater functionality to its customers. The consideration paid in excess of the fair market value of the tangible assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation, the Company has recorded goodwill of $20.7 million and core technology of $3.6 million, which are included in goodwill and other intangible assets in the accompanying consolidated balance sheet as of April 2, 2006, and recognized a charge of $10.5 million for purchased in-process research and development (IPR&D). IPR&D was expensed because the technological feasibility of the product under development had not been established and no future alternative uses existed. One IPR&D project was identified, which related to the development of a new product. As of the date of the acquisition, the project was estimated to be more than 50% complete and is expected to be completed in fiscal 2007. The fair value of the IPR&D was valued utilizing the income approach which estimates expected future after-tax cash flows of the project under development and discounts its net present value at an appropriate risk-adjusted rate of return. The Company has not yet completed the evaluation of the intangible assets acquired and expects to finalize the purchase price allocation in fiscal 2007, which may result in adjustments to the amounts recorded in fiscal 2006. As this acquisition was an asset purchase, the goodwill resulting from this acquisition will be tax deductible.
      The Company also entered into a performance plan with certain former Troika employees upon employment with QLogic. The performance plan provides for the issuance of the Company’s common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, the Company could recognize compensation expense of up to $6.5 million over four years. In fiscal 2006, the Company recognized $0.5 million of expense related to this

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance plan which is included in operating expenses in the accompanying consolidated statement of income.
      The results of operations for the Troika business have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of the Troika business are not material in relation to the consolidated financial statements of the Company.

Little Mountain Group
      In January 2001, the Company acquired the outstanding common stock of Little Mountain Group, Inc. (LMG) for cash, stock and additional consideration related to performance milestones. The structure of the acquisition, which was accounted for as a purchase, included the issuance of stock based on performance milestones to be achieved through fiscal 2005 to certain former stockholders of LMG who are employees of the Company. The fair value of the shares issued was charged to engineering and development expense as the performance milestones were achieved. During fiscal 2005 and 2004, the Company issued approximately 179,000 and 131,000 shares of common stock in connection with the achievement of the performance milestones. The fair value of the shares issued was $6.5 million in each of fiscal 2005 and 2004

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
      The following table sets forth the computations of basic and diluted net income per share:

	2006	2005	2004

	(In thousands, except per share
	amounts)
Net income	$283,588	$157,596	$133,673

Shares:
Weighted-average shares outstanding — basic	171,250	185,024	188,562
Dilutive potential common shares, using treasury stock method	2,217	2,291	3,930

Weighted-average shares outstanding — diluted	173,467	187,315	192,492

Net income per share:
Basic	$1.66	$0.85	$0.71

Diluted	$1.63	$0.84	$0.69

      Options to purchase 16,319,000, 20,208,000 and 10,126,000 shares of common stock have been excluded from the diluted net income per share calculation for fiscal 2006, 2005 and 2004, respectively. These options have been excluded from the diluted net income per share calculations because their exercise prices were greater than the average share price of the common stock and, therefore, their effect would have been anti-dilutive. Contingently issuable shares pursuant to the performance plan associated with the acquisition of Troika have not been included in the computation of net income per share as the performance conditions have not been met as of the end of fiscal 2006.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Marketable Securities
      As of April 2, 2006, unrealized losses of $1.8 million (net of related income taxes of $1.1 million) are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
April 2, 2006
U.S. Government securities	$154,033	$—	$(2,851)	$151,182
Corporate bonds	128,430	8	(2,005)	126,433
Municipal bonds	108,734	—	—	108,734
Asset and mortgage backed securities	42,808	—	(844)	41,964
Other debt securities	106,199	—	(12)	106,187

Total debt securities	540,204	8	(5,712)	534,500
Auction rate securities	64,300	—	—	64,300
Common stock — Marvell (see Note 2)	21,808	2,807	—	24,615

Total available-for-sale securities	626,312	2,815	(5,712)	623,415
Less amounts classified as cash equivalents	82,967	—	—	82,967

	$543,345	$2,815	$(5,712)	$540,448

April 3, 2005
U.S. Government securities	$346,764	$62	$(3,043)	$343,783
Corporate bonds	186,042	210	(1,762)	184,490
Municipal bonds	32,000	—	—	32,000
Asset and mortgage backed securities	53,258	1	(728)	52,531
Other debt securities	37,688	11	—	37,699

Total debt securities	655,752	284	(5,533)	650,503
Auction rate securities	10,924	—	—	10,924

Total available-for-sale securities	666,676	284	(5,533)	661,427
Less amounts classified as cash equivalents	14,733	—	—	14,733

	$651,943	$284	$(5,533)	$646,694

      The amortized cost and estimated fair value of debt securities as of April 2, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain instruments, although

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
possessing a contractual maturity greater than one year, are classified as short-term investments based on methods of trade and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Due in one year or less	$149,751	$149,691
Due after one year through three years	147,878	145,468
Due after three years through five years	74,554	72,901
Due after five years	168,021	166,440

	$540,204	$534,500

      The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at April 2, 2006.

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
April 2, 2006
U.S. Government securities	$49,294	$(652)	$83,654	$(2,199)	$132,948	$(2,851)
Corporate bonds	60,278	(539)	56,312	(1,466)	116,590	(2,005)
Asset and mortgage backed securities	12,045	(99)	28,888	(745)	40,933	(844)
Other debt securities	7,339	(12)	—	—	7,339	(12)

Total	$128,956	$(1,302)	$168,854	$(4,410)	$297,810	$(5,712)

April 3, 2005
U.S. Government securities	$243,360	$(2,997)	$3,478	$(46)	$246,838	$(3,043)
Corporate bonds	151,598	(1,743)	2,833	(19)	154,431	(1,762)
Asset and mortgage backed securities	50,086	(707)	1,314	(21)	51,400	(728)

Total	$445,044	$(5,447)	$7,625	$(86)	$452,669	$(5,533)

      The gross unrealized losses related to the Company’s debt securities were due to changes in interest rates. Management reviewed various factors in determining whether to recognize an impairment charge related to the unrealized losses on the Company’s debt securities, including the financial condition and near term prospects of the investee, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in an unrealized loss position and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company’s management has determined that the gross unrealized losses at April 2, 2006 and April 3, 2005 are temporary in nature.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Inventories
      Components of inventories are as follows:

	2006	2005

	(In thousands)
Raw materials	$13,810	$9,024
Finished goods	25,630	13,637

	$39,440	$22,661

Note 6.	Property and Equipment
      Components of property and equipment are as follows:

	2006	2005

	(In thousands)
Land	$11,663	$11,663
Building and improvements	27,357	24,449
Production and test equipment	102,856	85,367
Furniture and fixtures	6,884	5,661

	148,760	127,140
Less accumulated depreciation and amortization	66,130	55,818

	$82,630	$71,322

Note 7.	Stockholders’ Equity

Capital Stock
      The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. The preferred stock, of which no shares have been issued, includes 200,000 shares designated as Series A Junior Participating Preferred Stock (Series A Preferred Stock). As of April 2, 2006 and April 3, 2005, the Company had 195.3 million and 192.8 million shares of common stock issued, respectively. At April 2, 2006, 40.0 million shares of common stock were reserved for the exercise of issued and unissued common stock options and 2.9 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock
      In October 2002, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100 million of the Company’s outstanding common stock for a two-year period. In June 2004, the Company’s Board of Directors approved a new stock repurchase program that authorized the Company to repurchase up to an additional $100 million of the Company’s outstanding common stock for a two-year period. As of July 3, 2005, the Company had repurchased the entire amount authorized pursuant to these programs, including 3.5 million shares for an aggregate purchase price of $55.0 million during the first quarter of fiscal 2006.
      In August 2005, the Company’s Board of Directors approved a third stock repurchase program that authorized the Company to repurchase up to an additional $350 million of the Company’s outstanding common stock for a two-year period. As of January 1, 2006, the Company had completed the repurchase of the entire $350 million authorized pursuant to this program, representing an aggregate of 20.7 million shares of common stock.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2005, the Company’s Board of Directors approved a fourth stock repurchase program that authorized the Company to repurchase up to an additional $200 million of the Company’s outstanding common stock for a two-year period. During fiscal 2006, the Company repurchased 0.6 million shares of common stock under this program for an aggregate purchase price of $10.0 million.
      In May 2006, the Company repurchased an additional 1.1 million shares of common stock for an aggregate purchase price of $20.0 million.
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
      The Rights dividend was paid on June 20, 1996 to the holders of record of shares of common stock on that date at the rate of one-sixteenth of one whole Right per one share of common stock, as adjusted pursuant to the Company’s stock splits. Each share of common stock presently outstanding that had been issued since June 20, 1996 also includes one-sixteenth Right, and each share of common stock that may be issued after the date hereof and prior to the Distribution Date (as defined below) also will include one-sixteenth Right.
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
      The Rights held by an Acquiring Person or its affiliates are not exercisable. All shares of common stock that will be issued prior to the Distribution Date will include such Rights. The Rights will expire at the close of business on June 4, 2006 (the Scheduled Expiration Date), unless prior thereto the Distribution Date occurs.
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
      The Company has 200,000 whole shares of Series A Preferred Stock authorized, of which no shares are issued or outstanding at April 2, 2006. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event the Company’s assets are liquidated, a payment of one dollar ($1.00) or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in an amount equal to the payment received per share of common stock. The number of Rights per share of common stock is subject to adjustment in the event of stock splits, stock dividends and similar events.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Stock Plans

Employee Stock Purchase Plan
      The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of April 2, 2006 and April 3, 2005, ESPP participant contributions of $0.8 million were included in other current liabilities in the accompanying consolidated balance sheets. The total number of shares issued under the ESPP was 430,000, 465,000 and 271,000 during fiscal 2006, 2005 and 2004, respectively.

Incentive Compensation Plans
      The Company may grant to employees and directors options to purchase shares of the Company’s common stock under the QLogic 2005 Performance Incentive Plan (the 2005 Plan). Prior to the adoption of the 2005 Plan in August 2005, the Company granted options to purchase shares of the Company’s common stock under the QLogic Corporation Stock Awards Plan (the Stock Awards Plan) and the QLogic Corporation Non-Employee Director Stock Option Plan (the Director Plan, and together with the Stock Awards Plan and the 2005 Plan, the Stock Option Plans). Additionally, the Company has issued options on an ad hoc basis from time to time and has assumed stock options as part of acquisitions.
      The Stock Awards Plan and the 2005 Plan provide for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and employees. The Stock Awards Plan and the 2005 Plan permit the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. No shares of restricted stock have been issued under the Stock Awards Plan or the 2005 Plan.
      Options granted under the Company’s Stock Awards Plan or the 2005 Plan provide that an employee holding a stock option may exchange mature stock, which the employee already owns, as payment against the exercise of an option. This provision applies to all options outstanding as of April 2, 2006. All stock options granted to employees under the Company’s Stock Awards Plan and the 2005 Plan have ten-year terms and vest over four years from the date of grant.
      Under the terms of the 2005 Plan, new directors receive an option grant, at fair market value, to purchase 50,000 shares of common stock of the Company upon election to the Board. The 2005 Plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 25,000 shares of common stock and annual grants of options to purchase 75,000 shares of common stock to any non-employee Chairman of the Board. All stock options granted to directors under the Director Plan and the 2005 Plan have ten-year terms and vest over three years from the date of grant.
      As of April 2, 2006, options to purchase 23.2 million shares and 1.7 million shares of common stock were held by employees and directors, respectively. Shares available for future grant were 15.1 million under the 2005 Plan as of April 2, 2006. Upon the adoption of the 2005 Plan, no further shares can be granted under the Stock Awards Plan or Director Plan.
      In addition, options to purchase 9,000 and 45,000 shares of common stock were outstanding as of April 2, 2006 and April 3, 2005, respectively, for options granted outside of the Company’s Stock Option Plans in fiscal 1996 and 1997. These options had four-year vesting terms and have a ten-year expiration date.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
      A summary of stock option activity follows (shares in thousands):

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	28,514	$20.83	24,506	$22.89	21,688	$21.67
Granted	2,757	16.57	7,920	13.34	5,660	23.89
Exercised	(2,057)	10.73	(1,098)	7.73	(1,896)	9.29
Cancelled	(4,360)	22.48	(2,814)	22.80	(946)	28.30

Outstanding at end of year	24,854	20.90	28,514	20.83	24,506	22.89

Exercisable at end of year	17,523	23.22	15,804	23.82	13,590	22.69

      The following table summarizes stock options outstanding at April 2, 2006 (shares in thousands):

	Outstanding			Exercisable

		Weighted-	Remaining		Weighted-
	Number of	Average	Contractual	Number	Average
Range of Exercise Prices	Shares	Exercise Price	Life (Years)	of Shares	Exercise Price

$0.00 to $15.00	6,115	$11.96	7.7	2,564	$10.59
15.01 to 20.00	5,973	16.97	7.1	3,018	17.21
20.01 to 24.00	3,792	21.38	6.8	2,968	21.51
24.01 to 30.00	5,955	25.63	6.2	5,955	25.63
30.01 to 75.50	3,019	36.87	4.2	3,019	36.87

	24,854	20.90	6.6	17,523	23.22

Note 9.	Employee Retirement Savings Plan
      The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $2.1 million, $2.0 million and $1.8 million in fiscal 2006, 2005 and 2004, respectively.

Note 10.	Interest and Other Income
      The components of interest and other income are as follows:

	2006	2005	2004

	(In thousands)
Interest income	$25,818	$18,530	$15,486
Gain (loss) on sale of marketable securities	6,814	(655)	1,095
Other	(5)	(2)	263

	$32,627	$17,873	$16,844

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Commitments and Contingencies

Leases
      The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of April 2, 2006, is as follows:

Fiscal Year

(In thousands)
2007	$5,266
2008	2,531
2009	1,580
2010	785
2011	689
Thereafter	347

Total future minimum lease payments	$11,198

      Rent expense for fiscal 2006, 2005 and 2004 was $7.0 million, $7.2 million and $5.6 million, respectively.

Litigation
      Various lawsuits, claims and proceedings have been or may be instituted against the Company. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the Company’s consolidated financial condition or results of operations. Based on an evaluation of matters which are pending or asserted, the Company believes the disposition of such matters will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

Note 12.	Income Taxes
      Income before income taxes from continuing operations consists of the following components:

	2006	2005	2004

	(In thousands)
United States	$220,872	$171,146	$146,785
Foreign	(20,388)	340	(526)

	$200,484	$171,486	$146,259

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the income tax provision from continuing operations are as follows:

	2006	2005	2004

	(In thousands)
Current:
Federal	$76,295	$48,260	$38,483
State	6,485	11,991	5,595
Foreign	257	14	(158)

Total current	83,037	60,265	43,920
Deferred:
Federal	(4,029)	(210)	12,036
State	(434)	10	1,742
Foreign	79	6	—

Total deferred	(4,384)	(194)	13,778

Total income tax provision	$78,653	$60,071	$57,698

      A summary of total income tax expense, by classification, included in the accompanying consolidated statements of income is as follows:

	2006	2005	2004

	(In thousands)
Continuing operations	$78,653	$60,071	$57,698
Discontinued operations	99,920	24,692	24,230

	$178,573	$84,763	$81,928

      The tax benefits associated with dispositions from employee stock compensation plans of approximately $5.1 million, $2.4 million and $10.6 million in fiscal 2006, 2005 and 2004, respectively, were recorded directly to additional paid-in capital. In addition, the tax benefit (expense) associated with the change in unrealized gains and losses on the Company’s debt securities of approximately $(0.7) million and $4.2 million in fiscal 2006 and 2005, respectively, were recorded directly to accumulated other comprehensive income. The tax expense associated with the change in unrealized gains and losses on the Company’s debt securities in fiscal 2004 was immaterial.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes from continuing operations is as follows:

	2006	2005	2004

	(In thousands)
Expected income tax provision at the statutory rate	$70,169	$60,020	$51,191
State income taxes, net of federal tax benefit	3,933	7,801	4,769
Foreign losses at other than U.S. tax rates	6,729	—	—
Benefit from export sales	(1,963)	(1,738)	(1,724)
Benefit from research and other credits	(857)	(660)	(1,380)
Tax exempt income	(91)	(275)	(161)
Nondeductible business combination related costs	—	2,119	3,841
Reversal of taxes previously accrued	—	(7,581)	—
Other, net	733	385	1,162

	$78,653	$60,071	$57,698

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2006	2005

	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$13,822	$18,459
State taxes	7,654	4,343
Purchased in-process technology	3,713	1,730
Net operating loss carryforwards	2,886	3,822
Capital loss carryforwards	2,050	1,157
Unrealized losses on investments	1,135	1,854
Research credits	1,013	857
Other	—	16

Total gross deferred tax assets	32,273	32,238

Deferred tax liabilities:
Research and development expenditures	4,055	5,367
Property and equipment	2,603	2,436

Total gross deferred tax liabilities	6,658	7,803

Net deferred tax assets	$25,615	$24,435

      Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of April 2, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carry backs available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of April 2, 2006, the Company has a remaining federal net operating loss carryforward of approximately $7.7 million, which will expire in 2020 if not utilized. The net operating loss carryforward relates to an acquired company and is subject to limitations on its utilization.
      As of April 2, 2006, the Company has state tax credit carryforwards of approximately $1.6 million. If not utilized, the state tax credit carryforwards will begin to expire in 2014. Approximately $0.3 million of the state tax credits carryforwards relate to an acquired company and are subject to limitations on their utilization.
      The Company’s Federal consolidated tax return for the 2004 fiscal year is presently under examination by the Internal Revenue Service. Management does not expect that the results of this examination will have a material impact on the consolidated financial statements.

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

Product Revenues
      The Company designs and supplies SAN Infrastructure Products, consisting of HBAs, switches and silicon chips, and Management Controllers, which are comprised of enclosure management and baseboard management products. A summary of the components of the Company’s net revenues is as follows:

	2006	2005	2004

	(In thousands)
SAN Infrastructure Products	$460,050	$387,922	$335,632
Management Controllers	27,136	37,003	46,781
Other	6,891	3,794	4,743

	$494,077	$428,719	$387,156

Geographic Revenues
      Revenues by geographic area are presented based upon the country of destination. No individual country other than the United States represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2006	2005	2004

	(In thousands)
United States	$271,937	$227,771	$228,349
Europe, Middle East and Africa	111,000	94,578	74,867
Asia-Pacific and Japan	108,166	101,530	81,168
Rest of world	2,974	4,840	2,772

	$494,077	$428,719	$387,156

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers
      A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues for any of the fiscal years is as follows:

	2006	2005	2004

IBM	15%	15%	12%
Hewlett Packard	15%	14%	11%
Sun Microsystems	12%	15%	21%
Dell Computers	*	10%	10%

*	Less than 10% of net revenues.

Note 14.	Subsequent Event
      On April 3, 2006, the Company acquired all outstanding shares of PathScale, Inc. (PathScale). PathScale designs and develops system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expands the Company’s portfolio of solutions to include InfiniBand, a high-performance, low-latency, switched fabric interconnect. Consideration paid for this acquisition was approximately $110 million in cash, which included the purchase of all vested PathScale stock options. In addition, the Company converted unvested PathScale stock options for continuing employees into options to purchase approximately 307,000 shares of QLogic common stock with a weighted-average exercise price of $3.00. The total fair value of the converted options is approximately $6 million and will be recognized as compensation expense over the remaining service period.
      The Company is in the process of evaluating the net assets acquired and expects to finalize the purchase price allocation during fiscal 2007. The consideration paid in excess of the fair market value of tangible assets acquired is expected to be allocated to intangible assets, goodwill and IPR&D. To the extent a portion of the purchase price is allocated to IPR&D, the Company will recognize a charge to operating expenses for such amount. The historical results of operations of PathScale are not material in relation to the consolidated financial statements of the Company.
      The Company also entered into a performance plan with certain former PathScale shareholders who became employees of QLogic. The performance plan provides for the issuance of stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, the Company could recognize compensation expense of up to $15 million over four years.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Condensed Quarterly Results (Unaudited)
      The following table summarizes certain unaudited quarterly financial information for fiscal 2006 and 2005:

	Three Months Ended(1)(2)

	June	September	December	March

	(In thousands, except per share amounts)
Fiscal 2006:
Net revenues	$115,430	$119,012	$129,185	$130,450
Gross profit	81,437	84,017	92,285	92,092
Operating income	41,953	42,793	49,026	34,085
Income from continuing operations	28,286	30,490	31,681	31,374
Net income	41,777	43,024	166,238	32,549
Income from continuing operations per share:
Basic	0.15	0.17	0.20	0.19
Diluted	0.15	0.17	0.19	0.19
Net income per share:
Basic	0.23	0.24	1.03	0.20
Diluted	0.23	0.24	1.02	0.20

Fiscal 2005:
Net revenues	$98,670	$102,281	$116,041	$111,727
Gross profit	70,515	73,011	83,079	81,040
Operating income	33,249	34,797	43,811	41,756
Income from continuing operations	22,855	25,400	32,042	31,118
Net income	32,203	35,882	43,356	46,155
Income from continuing operations per share:
Basic	0.12	0.14	0.17	0.17
Diluted	0.12	0.14	0.17	0.17
Net income per share:
Basic	0.17	0.19	0.24	0.25
Diluted	0.17	0.19	0.23	0.25

(1)	The statement of operations data for all periods presented reflects the operating results of the hard disk drive controller and tape drive controller business as discontinued operations.

(2)	The per share amounts for all periods presented reflect the effects of the two-for-one split of the Company’s common stock in March 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of April 2, 2006.
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
      Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 2, 2006.
      The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. See page 37 herein.
Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2006, for information about the Company’s Directors under the heading “Proposal One — Election of Directors”, for information about the Company’s executive officers and code of ethics under the heading “Executive Officers and Other Information”, for information about the Company’s audit committee under the heading “Board of Directors”, and for information about reporting compliance under the heading “Sec-

tion 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
      The Company has adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation
      Reference is made to the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2006, for information about executive compensation under the headings “Executive Compensation and Other Information” and “Report of Compensation Committee”, for information about director compensation under the heading “Board of Directors”, and for information about the return on our common stock under the heading “Stockholder Return Performance Presentation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Reference is made to the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2006, for information about security ownership of certain beneficial owners and management under the headings “Principal Stockholders” and “Stock Ownership of Directors and Executive Officers.” Such information is incorporated herein by reference.
      There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.
      Reference is made to the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2006, for information about shares authorized for issuance under equity compensation plans under the heading “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      Reference is made to the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2006, for information about audit and non-audit fees of the Company’s principal accountant, for information on the audit committee’s pre-approval policies and procedures, and for information on the audit committee’s approval of certain services under the heading “Principal Accountants’ Fees.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Consolidated Financial Statements
      The following consolidated financial statements of the Company for the years ended April 2, 2006, April 3, 2005 and March 28, 2004 are filed as part of this report:
FINANCIAL STATEMENT INDEX
      (a)(2) Financial Statement Schedule
      The following consolidated financial statement schedule of the Company for the years ended April 2, 2006, April 3, 2005 and March 28, 2004 is filed as part of this report and is incorporated herein by reference:
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
Date: June 1, 2006
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

Signature	Title	Date

Principal Executive Officer:

/s/ H.K. Desai H.K. Desai	Chairman of the Board, Chief Executive Officer and President	June 1, 2006

Principal Financial and Accounting Officer:

/s/ Anthony J. Massetti Anthony J. Massetti	Senior Vice President and Chief Financial Officer	June 1, 2006

/s/ Joel S. Birnbaum Joel S. Birnbaum	Director	June 1, 2006

/s/ Larry R. Carter Larry R. Carter	Director	June 1, 2006

/s/ James R. Fiebiger James R. Fiebiger	Director	June 1, 2006

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	June 1, 2006

/s/ Carol L. Miltner Carol L. Miltner	Director	June 1, 2006

/s/ George D. Wells George D. Wells	Director	June 1, 2006

SCHEDULE II
QLOGIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions:
		Charged to	Deductions:
	Balance at	Costs and	Amounts	Balance at
	Beginning of	Expenses	Written Off, Net	End of
	Year	or Revenues	of Recoveries	Year

	(In thousands)
Continuing Operations:
Year ended April 2, 2006:
Allowance for doubtful accounts	$1,311	$(54)	$18	$1,239
Sales returns and allowances	$4,828	$16,566	$17,292	$4,102
Year ended April 3, 2005:
Allowance for doubtful accounts	$1,113	$215	$17	$1,311
Sales returns and allowances	$3,965	$17,705	$16,842	$4,828
Year ended March 28, 2004:
Allowance for doubtful accounts	$2,072	$49	$1,008	$1,113
Sales returns and allowances	$6,189	$15,320	$17,544	$3,965

Total, including Discontinued Operations:
Year ended April 2, 2006:
Allowance for doubtful accounts	$1,445	$(188)	$18	$1,239
Sales returns and allowances	$5,233	$16,802	$17,933	$4,102
Year ended April 3, 2005:
Allowance for doubtful accounts	$1,372	$90	$17	$1,445
Sales returns and allowances	$5,198	$18,091	$18,056	$5,233
Year ended March 28, 2004:
Allowance for doubtful accounts	$2,830	$(450)	$1,008	$1,372
Sales returns and allowances	$8,302	$17,035	$20,139	$5,198

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)

3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)

3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.9	By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on February 24, 2005)

4.1	Rights Agreement, dated as of June 4, 1996 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A thereto a form of the Certificate of Designation for Preferred Stock, as Exhibit B thereto the form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Shareholder Rights Plan. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-A filed on June 19, 1996)

4.2	Amendment to Rights Agreement, dated as of November 19, 1997 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 2 of the Registrant’s Registration Statement on Form 8-A/A filed on November 25, 1997)

4.3	Second Amendment to Rights Agreement, dated as of January 24, 2000 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 3 of the Registrant’s Registration Statement on Form 8-A/A filed on June 1, 2000)

4.4	Third Amendment to Rights Agreement, dated as of January 9, 2003 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A/A filed on January 10, 2003)

4.5	Fourth Amendment to Rights Agreement, dated as of July 30, 2004 between QLogic Corporation and Harris Trust and Savings Bank, as Rights Agent. (incorporated by reference to Exhibit 5 of the Registrant’s Registration Statement on Form 8-A/A filed on July 30, 2004)

10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

10.2	QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

Exhibit
No.	Description

10.3	QLogic Corporation Savings Plan.* (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

10.4	QLogic Corporation Savings Plan Trust.* (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

10.5	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006)

10.6	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective June 9, 2005.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005)

10.7	Key Employee Retention Agreement, dated August 4, 1995, between QLogic Corporation and Harshad K. Desai.* (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 2004)

10.8	QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005)

10.9	Asset Purchase Agreement dated August 29, 2005, by and between QLogic Corporation, Marvell Technology Group Ltd., and Marvell International Ltd. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 2, 2005)

10.10	Merger Agreement, dated as of February 15, 2006, by and among QLogic Corporation, PS Merger Sub, Inc., PathScale, Inc., and a representative of the holders of capital stock of PathScale, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2006)

10.11	First Amendment to QLogic Corporation 2005 Performance Incentive Plan, dated as of June 1, 2006.*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.