Form 10-Q
period 2006-07-02
QLOGIC CORP
filed 2006-08-02
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

or

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

  Yes ☐     No ☑

As of July 24, 2006, 159,337,170 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	April 2,
	2006	2006
	(Unaudited; In thousands, except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$30,259	$125,192
Short-term investments	528,180	540,448
Accounts receivable, less allowance for doubtful accounts of $1,625 and $1,239 as of July 2, 2006 and April 2, 2006, respectively	71,088	67,571
Inventories	41,289	39,440
Other current assets	48,406	46,441

Total current assets	719,222	819,092
Property and equipment, net	87,957	82,630
Goodwill	87,573	24,725
Purchased intangible assets, net	42,459	7,954
Other assets	16,335	3,306

	$953,546	$937,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,531	$32,160
Accrued compensation	14,164	22,990
Income taxes payable	28,172	12,920
Deferred revenue	5,632	3,662
Other current liabilities	14,076	6,621

Total current liabilities	89,575	78,353
Deferred tax liabilities	5,383	—

Total liabilities	94,958	78,353

Commitments and contingencies
Subsequent event (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 195,417,000 and 195,289,000 shares issued at July 2, 2006 and April 2, 2006, respectively	195	195
Additional paid-in capital	548,199	537,648
Retained earnings	904,386	883,310
Accumulated other comprehensive loss	(4,931)	(1,799)
Treasury stock, at cost; 34,856,000 and 33,197,000 shares at July 2, 2006 and April 2, 2006, respectively	(589,261)	(560,000)

Total stockholders’ equity	858,588	859,354

	$953,546	$937,707

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(Unaudited; In thousands, except per share amounts)

Net revenues	$136,692	$115,430
Cost of revenues	43,320	33,993

Gross profit	93,372	81,437

Operating expenses:
Engineering and development	32,920	20,359
Sales and marketing	22,401	15,233
General and administrative	8,442	3,892
Purchased in-process research and development	1,910	—

Total operating expenses	65,673	39,484

Operating income	27,699	41,953
Interest and other income, net	6,842	6,119

Income from continuing operations before income taxes	34,541	48,072
Income taxes	13,465	19,786

Income from continuing operations	21,076	28,286
Income from discontinued operations, net of income taxes	—	13,491

Net income	$21,076	$41,777

Income from continuing operations per share:
Basic	$0.13	$0.15

Diluted	$0.13	$0.15

Income from discontinued operations per share:
Basic	$—	$0.08

Diluted	$—	$0.08

Net income per share:
Basic	$0.13	$0.23

Diluted	$0.13	$0.23

Number of shares used in per share calculations:
Basic	161,548	183,065

Diluted	162,897	185,344

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$21,076	$41,777
Income from discontinued operations, net of income taxes	—	(13,491)

Income from continuing operations	21,076	28,286
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	9,027	4,275
Stock-based compensation	8,664	175
Acquisition-related non-cash compensation charges	2,879	—
Purchased in-process research and development	1,910	—
Deferred income taxes	(4,134)	3,119
Provision for losses on accounts receivable	326	(75)
Loss on disposal of property and equipment	117	32
Tax benefit from issuance of stock under stock plans	—	804
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,576)	(4,670)
Inventories	(1,849)	(2,194)
Other assets	719	1,350
Accounts payable	(4,629)	(1,126)
Accrued compensation	(9,238)	(8,947)
Income taxes payable	15,252	13,396
Deferred revenue	1,970	430
Other liabilities	1,467	1,831

Net cash provided by continuing operating activities	39,981	36,686

Cash flows from investing activities:
Purchases of marketable securities	(73,966)	(252,087)
Sales and maturities of marketable securities	81,194	134,849
Additions to property and equipment	(9,676)	(5,338)
Acquisition of business, net of cash acquired	(92,092)	—
Restricted cash placed in escrow	(15,000)	—

Net cash used in continuing investing activities	(109,540)	(122,576)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	1,691	4,891
Tax benefit from issuance of stock under stock plans	196	—
Purchase of treasury stock	(27,261)	(54,999)

Net cash used in continuing financing activities	(25,374)	(50,108)

Net cash used in continuing operations	(94,933)	(135,998)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	18,096
Net cash used in investing activities	—	(62)

Net cash provided by discontinued operations	—	18,034

Net decrease in cash and cash equivalents	(94,933)	(117,964)
Cash and cash equivalents at beginning of period	125,192	165,644

Cash and cash equivalents at end of period	$30,259	$47,680

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006. The results of operations for the three months ended July 2, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business (the Business). The Business meets all of the criteria in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. As a result of the divestiture of the Business, the Company’s condensed consolidated financial statements for all periods present the operations of the Business separate from continuing operations. See Note 3 — Discontinued Operations.

In March 2006, the Company completed a two-for-one stock split through the payment of a stock dividend. As a result, share numbers and per share amounts for all periods presented in the condensed consolidated financial statements reflect the effects of this stock split.

Certain other reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2.	Business Combinations

PathScale, Inc.

On April 3, 2006, the Company acquired by merger all outstanding shares of PathScale, Inc. (PathScale). PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expands the Company’s portfolio of solutions to include InfiniBandtm, a high-performance, low-latency, server area fabric interconnect. Consideration paid for this acquisition was $110.2 million in cash consisting of $109.7 million for all outstanding common stock and vested PathScale stock options and $0.5 million of direct acquisition costs. The acquisition agreement required that $15 million of the consideration paid be placed into an escrow for 18 months in connection with certain standard representations and warranties. The Company has accounted for the escrowed amount as contingent consideration and, as such, has not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. The escrowed amount is included in other assets in the accompanying condensed consolidated balance sheet as of July 2, 2006. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

The Company also converted unvested PathScale stock options for continuing employees into options to purchase approximately 308,000 shares of QLogic common stock with a weighted-average exercise price of $3.00 per share. The total fair value of the converted options is $5.2 million, calculated using the Black-Scholes option model.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition has been accounted for as a purchase business combination. Based on a preliminary purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as in-process research and development, based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired, excluding the $15.0 million of contingent consideration:

(In thousands)

Cash	$3,096
Accounts receivable	267
Other current assets	801
Property and equipment	1,315
Goodwill	70,848
Identifiable intangible assets	30,100
Other assets	255
Accrued compensation	(412)
Other current liabilities	(1,109)
Deferred tax liabilities	(11,573)
In-process research and development	1,600

Total preliminary purchase price allocation	$95,188

A summary of the purchased intangible assets acquired as part of the acquisition of PathScale and their respective estimated lives are as follows:

	Estimated
	Useful Lives
	(Years)	Amount
		(In thousands)

Intangible Assets:
Core/developed technology	2.5 - 5	$28,400
Customer relationships	3	700
Other	1 - 3	1,000

		$30,100

The Company has not yet completed the valuation of the assets acquired and liabilities assumed and expects to finalize the purchase price allocation within the next six months, which may result in adjustments to the amounts recorded.

The Company also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $2.2 million of compensation expense during the three months ended July 2, 2006 and could recognize up to $12.8 million of additional compensation expense through April 2010.

The results of operations for PathScale have been included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for PathScale are not material in relation to the consolidated financial statements of the Company.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Troika Networks

In November 2005, the Company completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The acquisition has been accounted for as a purchase business combination. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded the Company’s product line and through the acquired intellectual property enhanced certain of the Company’s current products, thereby providing greater functionality to customers. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in the fourth quarter of fiscal 2006, the Company had recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for in-process research and development (IPR&D). During the first quarter of fiscal 2007, the Company finalized its valuation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million. As this acquisition was an asset purchase, the goodwill resulting from this acquisition will be tax deductible.

The Company also entered into a performance plan with certain former Troika employees upon employment with QLogic. The performance plan provides for the issuance of stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, the Company recognized $0.7 million of compensation expense during the three months ended July 2, 2006 and could recognize up to $5.0 million of additional compensation expense through November 2009.

The results of operations for Troika have been included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for Troika are not material in relation to the consolidated financial statements of the Company.

In-Process Research and Development

A summary of the IPR&D charges for acquisitions completed during the three months ended July 2, 2006 is as follows:

Three Months Ended
July 2, 2006
(In thousands)

Acquisition
Troika	$310
PathScale	1,600

Total IPR&D	$1,910

The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.

The IPR&D charge includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of core/developed technology is included in identifiable purchase intangible assets. The Company believes the amounts recorded as IPR&D, as well as core/developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.

Note 3.	Discontinued Operations

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. (Marvell) for cash and 980,000 shares of Marvell’s common stock. During the fourth quarter of fiscal 2006, the Company sold 525,000 shares of the Marvell stock received in the transaction. The remaining shares are accounted for as available-for-sale marketable securities and are included in short-term investments in the accompanying condensed consolidated balance sheets as of July 2, 2006 and April 2, 2006.

The agreement also provided for $12.0 million of the consideration to be placed in escrow with respect to certain standard representations and warranties made by the Company. During fiscal 2006, the Company included the escrowed amount in the calculation of the gain on sale of the Business due to the Company’s assessment that compliance with the representations and warranties was determinable beyond a reasonable doubt. The escrowed amount is included in other current assets in the accompanying condensed consolidated balance sheets as of July 2, 2006 and April 2, 2006.

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

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In thousands)

Net revenues	$—	$43,404

Income from operations before income taxes	$—	$21,554
Income taxes	—	8,063

Income from discontinued operations	$—	$13,491

There were no assets or liabilities related to discontinued operations as of July 2, 2006 or April 2, 2006.

Note 4.	Inventories

The components of inventories are as follows:

	July 2,	April 2,
	2006	2006
	(In thousands)

Raw materials	$11,241	$13,810
Finished goods	30,048	25,630

	$41,289	$39,440

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Purchased Intangible Assets

Goodwill

A rollforward of the activity in goodwill during the three months ended July 2, 2006 is as follows:

	April 2,		July 2,
	2006	Activity	2006

Acquisition
PathScale	$—	$70,848	$70,848
Troika	20,651	(8,000)	12,651
Other	4,074	—	4,074

	$24,725	$62,848	$87,573

Purchased Intangible Assets

Purchased intangible assets consists of the following:

	July 2,			April 2,
	2006			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$39,700	$3,187	$36,513	$3,610	$201	$3,409
Customer relationships	700	58	642	—	—	—
Other	1,000	67	933	—	—	—

	41,400	3,312	38,088	3,610	201	3,409

Other purchased intangibles:
Technology-related	4,297	1,293	3,004	4,102	1,024	3,078
Other	2,000	633	1,367	2,000	533	1,467

	6,297	1,926	4,371	6,102	1,557	4,545

	$47,697	$5,238	$42,459	$9,712	$1,758	$7,954

The Company amortizes intangible assets that have definite lives on a straight-line basis over the estimated useful lives of the related assets ranging from one to five years. Amortization expense related to core/developed technology acquired or other purchased technology-related intangible assets is included in cost of revenues in the accompanying condensed consolidated statements of income. The Company recorded amortization expense related to intangible assets of $3.5 million and $0.3 million during the three months ended July 2, 2006 and July 3, 2005, respectively.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of intangible assets as of July 2, 2006:

Fiscal	(In thousands)

2007 (remaining nine months)	$8,265
2008	11,148
2009	9,481
2010	7,606
2011	5,959

$42,459

Note 6.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In thousands)

Net income	$21,076	$41,777
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale investments	(3,132)	1,184

	$17,944	$42,961

Note 7.	Treasury Stock

In November 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $200 million of its outstanding common stock for a two-year period. During the three months ended July 2, 2006, the Company purchased 1.7 million shares of its common stock under this program for an aggregate purchase price of $29.3 million, of which $2.0 million is accrued purchases of treasury stock included in other current liabilities in the accompanying condensed consolidated balance sheet as of July 2, 2006. Accrued purchases of treasury stock consist of transactions entered into near the end of the quarter and which settled subsequent to quarter end.

In July 2006, subsequent to the end of the first fiscal quarter, the Company purchased an additional 1.3 million shares of its outstanding common stock for an aggregate purchase price of $21.3 million.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 8.	Share-Based Payment

As of the beginning of the first quarter of fiscal 2007, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” and requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash inflow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005, the Securities and Exchange Commission issued Staff

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Bulletin (SAB) No. 107 relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to the adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the offering period in connection with the ESPP. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated financial statements. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. The Company’s employee stock options have certain characteristics that are significantly different from traded options and changes in the subjective assumptions can materially affect the estimate of their fair value.

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

The Stock Awards Plan and the 2005 Plan provide for the issuance of incentive and non-qualified stock options, restricted stock units and other stock-based incentive awards for officers and employees. The Stock Awards Plan and the 2005 Plan permit the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards.

All stock options granted to employees under the Company’s Stock Awards Plan and the 2005 Plan have ten-year terms and vest over four years from the date of grant.

In the first quarter of fiscal 2007, the Company granted restricted stock units to employees under the 2005 Plan. Restricted stock units represent a right to receive a share of stock at a future vesting date with no cash payment from the holder. All restricted stock units granted to employees under the 2005 Plan vest over four years from the date of grant.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chairman of the Board. All stock options granted to directors under the Director Plan and the 2005 Plan have ten-year terms and vest over three years from the date of grant.

In connection with the acquisition of PathScale, the Company assumed the PathScale, Inc. 2001 Equity Incentive Plan (the PathScale Plan). Options assumed in the acquisition are subject to the terms of the PathScale Plan. These options have ten-year terms from the original grant date and generally vest over four years from the date of grant. No further shares can be granted under the PathScale Plan.

The Company also entered into share-based performance plans in connection with the acquisitions of PathScale and Troika. See Note 2 — Business Combinations.

As of July 2, 2006, options to purchase 26.7 million shares and 1.7 million shares of common stock were held by employees and directors, respectively, and 0.6 million restricted stock units were outstanding, all of which were held by employees. Shares available for future grant were 10.9 million under the 2005 Plan as of July 2, 2006. Upon the adoption of the 2005 Plan, no further shares can be granted under the Stock Awards Plan or the Director Plan. In addition, options to purchase 4,500 shares of common stock were outstanding as of July 2, 2006 for options granted outside of the Company’s Stock Option Plans in August 1996. These options had four-year vesting terms and have a ten-year expiration date.

A summary of stock option activity for the three months ended July 2, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of period	24,854	$20.90
Options assumed as part of acquisition	308	3.00
Granted	3,681	18.24
Exercised	(58)	8.48
Forfeited (cancelled pre-vesting)	(265)	13.70
Expired (cancelled post-vesting)	(90)	27.49

Outstanding at end of period	28,430	$20.44	6.8	$39,623

Vested and expected to vest at end of period	26,753	$20.68	6.7	$37,290

Exercisable at end of period	18,074	$22.94	5.6	$20,771

A summary of restricted stock unit activity for the three months ended July 2, 2006 is as follows (shares in thousands):

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding and unvested at beginning of period	—	$—
Granted	581	18.09
Vested	—	—
Cancelled	(3)	18.09

Outstanding and unvested at end of period	578	18.09

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options granted during the three months ended July 2, 2006 and shares to be purchased under the ESPP has been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair value and underlying assumptions are as follows:

		Employee
		Stock
	Stock	Purchase
	Options	Plan

Fair value	$8.39	$4.44
Expected volatility	47%	30%
Risk-free interest rate	5.0%	4.8%
Expected life (years)	5.0	0.25
Dividend yield	—	—

Restricted stock units granted during the three months ended July 2, 2006 were valued based on the closing market price on the date of grant.

Stock-based compensation expense for stock options, restricted stock units and employee stock purchases recognized under the provisions of SFAS 123R for the three months ended July 2, 2006 was $8.7 million ($7.2 million after tax). The Company also recognized $2.9 million of compensation expense related to the PathScale and Troika performance plans. Share-based compensation costs capitalized as part of the cost of assets for the three months ended July 2, 2006 were not material.

As of July 2, 2006, there was $78.8 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted average period of 2.8 years.

During the three months ended July 2, 2006, the grant date fair value of options vested totaled $5.4 million and the intrinsic value of options exercised totaled $0.6 million. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The Company currently issues new shares to deliver common stock under its share based payment plans.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2007

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method in accordance with APB 25, and related interpretations, and adopted the disclosure only alternative allowed under SFAS 123, as amended.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock-based awards granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

Three Months
Ended
July 3, 2005
(In thousands, except
per share amounts)

Net income, as reported	$41,777
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	105
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,273)

Pro forma net income	$34,609

Net income per share:
Basic, as reported	$0.23
Diluted, as reported	$0.23
Basic, pro forma	$0.19
Diluted, pro forma	$0.19

Note 9.	Interest and Other Income, Net

The components of interest and other income, net are as follows:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In thousands)

Interest income	$6,638	$6,255
Loss on sale of marketable securities	(274)	(127)
Other	478	(9)

	$6,842	$6,119

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In thousands)

Income from continuing operations	$21,076	$28,286
Income from discontinued operations	—	13,491

Net income	$21,076	$41,777

Shares:
Weighted-average shares outstanding — basic	161,548	183,065
Dilutive potential common shares	1,349	2,279

Weighted-average shares outstanding — diluted	162,897	185,344

Income from continuing operations per share:
Basic	$0.13	$0.15

Diluted	$0.13	$0.15

Income from discontinued operations per share:
Basic	$—	$0.08

Diluted	$—	$0.08

Net income per share:
Basic	$0.13	$0.23

Diluted	$0.13	$0.23

Stock-based awards, including stock options and restricted stock units, representing 19,138,000 and 17,328,000 shares of common stock have been excluded from the diluted income per share calculations for the three months ended July 2, 2006 and July 3, 2005, respectively. These stock-based awards have been excluded from the diluted income per share calculations because their effect was antidilutive. Contingently issuable shares of the Company’s common stock pursuant to performance plans associated with certain acquisitions are included, as appropriate, in the calculation of diluted income per share as of the beginning of the period in which the respective performance conditions are met.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Part II, Item 1A “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design and develop storage network infrastructure components sold to original equipment manufacturers, or OEMs, and distributors. We produce host bus adapters, or HBAs, Fibre Channel blade switches, Fibre Channel stackable switches and other fabric switches. In addition, we design and develop storage routers for bridging Fibre Channel and Internet Small Computer System Interface (SCSI), or iSCSI, networks and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. All of these products address the storage area network, or SAN, connectivity infrastructure requirements of small, medium and large enterprises. We also design and develop InfiniBandtm Host Channel Adapters, or HCAs, that provide connectivity infrastructure for clustered server fabrics in high-performance computing and enterprise-clustered database markets. Finally, we design and produce management controller chips for use in entry-level servers and storage subsystems. We serve our customers with solutions based on various connectivity technologies including Fibre Channel, InfiniBand, iSCSI and SCSI.

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

Share-Based Payment

As of the beginning of the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” and requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash inflow as required under the previous rules. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123R. We have applied the provisions of SAB 107 in its adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to the adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period in connection with our ESPP and over the vesting term in connection with restricted stock unit awards. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated financial statements. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Our employee stock options have certain characteristics that are significantly different from traded options and changes in the subjective assumptions can materially affect the estimate of their fair value.

Business Combinations

On April 3, 2006, we acquired by merger all outstanding shares of PathScale, Inc. (PathScale). PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expands our portfolio of solutions to include InfiniBand, a high-performance, low-latency, server area fabric interconnect. Consideration paid for this acquisition was $110.2 million in cash consisting of $109.7 million for all outstanding common stock and vested PathScale stock options and $0.5 million of direct acquisition costs. The acquisition agreement required that $15 million of the consideration paid be placed into an escrow account for 18 months in connection with certain standard representations and warranties. We accounted for the escrowed amount as contingent consideration and, as such, have not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. In addition, we converted unvested PathScale stock options for continuing employees into options to purchase approximately 308,000 shares of QLogic common stock with a weighted-average exercise price of $3.00 per share. The total fair value of the converted options is $5.2 million, calculated using the Black-Scholes option model.

The acquisition has been accounted for as a purchase business combination. Based on a preliminary purchase price allocation, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as in-process research and development, or IPR&D, based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values were recorded as goodwill of $70.8 million. Identifiable intangible assets included core/developed technology, customer relationships and other intangible assets totaled $30.1 million which will be amortized on a straight-line basis over their respective estimated useful lives ranging from one to five years. We also recognized a charge of $1.6 million for IPR&D. We have not yet completed the valuation of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation within the next six months, which may result in adjustments to the amounts recorded.

We also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, we recognized $2.2 million of compensation expense during the three months ended July 2, 2006 and could recognize up to $12.8 million of additional compensation expense through April 2010.

In November 2005, we completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded our product line and through the acquired intellectual property enhanced certain of our current products, thereby providing greater functionality to our customers. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in the fourth quarter of fiscal 2006, we recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for IPR&D. During the first quarter of fiscal 2007, we finalized our evaluation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million.

In addition, we entered into a performance plan with certain former Troika employees upon their employment with QLogic. The performance plan provides for the issuance of stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, we recognized $0.7 million of compensation expense during the three months ended July 2, 2006 and could recognize up to $5.0 million of additional compensation expense through November 2009.

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

First Quarter Financial Highlights and Other Information

During the first quarter of fiscal 2007, our net revenues were $136.7 million and increased sequentially 5% from the fourth quarter of fiscal 2006. Revenues from SAN Infrastructure Products, which include HBAs, switches and silicon, increased 5% sequentially from the prior quarter and represented 93% of our total revenues.

Income from continuing operations for the first quarter of fiscal 2007 was $21.1 million, or $0.13 per diluted share and included stock-based compensation expense, acquisition-related charges and the related income tax effects totaling $12.6 million.

A summary of the key factors and significant events which impacted our financial performance during the first quarter of fiscal 2007 are as follows:

•	Net revenues of $136.7 million for the first quarter of fiscal 2007 increased sequentially by $6.2 million, or 5%, from $130.5 million in the fourth quarter of fiscal 2006.

•	Gross profit as a percentage of net revenues was 68.3% for the first quarter of fiscal 2007, which included $3.0 million of amortization expense for intangible assets related to our acquisitions of PathScale and Troika. We continue to expect downward pressure on our gross profit percentage as a result of changes in product and technology mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 20.3% for the first quarter of fiscal 2007, compared to 26.1% in the fourth quarter of fiscal 2006. Operating income in the first quarter of fiscal 2007 was adversely impacted by stock-based compensation, amortization of intangible assets, acquisition-related charges and the write-off of purchased in-process research and development totaling $16.6 million. Operating income in the fourth quarter of fiscal 2006 was adversely impacted by amortization of intangible assets, acquisition-related charges and the write-off of purchased in-process research and development totaling $11.0 million.

•	Income from continuing operations of $21.1 million, or $0.13 per diluted share, in the first quarter of fiscal 2007 decreased from $31.4 million, or $0.19 per diluted share, in the fourth quarter of fiscal 2006.

•	During the first quarter of fiscal 2007, we purchased $29.3 million of our common stock under our $200 million corporate stock repurchase program authorized by our Board of Directors in November 2005. Of the $29.3 million repurchased in the current quarter, $2.0 million related to transactions entered into near the end of the quarter and which settled subsequent to quarter end. In July 2006, subsequent to the end of the first fiscal quarter, we purchased an additional 1.3 million shares of its outstanding common stock for an aggregate purchase price of $21.3 million. Since fiscal 2003, we have purchased a total of $610.6 million of our outstanding common stock under various programs authorized by our Board of Directors.

•	Cash and cash equivalents and short-term investments of $558.4 million at July 2, 2006 decreased $107.2 million from the balance at the end of the fourth quarter of fiscal 2006. During the first quarter of fiscal 2007, we generated $40.0 million of cash from continuing operations, used $107.1 million for the acquisition of PathScale and used $27.3 million to repurchase our common stock.

•	Accounts receivable was $71.1 million as of July 2, 2006, compared to $67.6 million as of April 2, 2006. Days sales outstanding (DSO) in receivables as of July 2, 2006 remained consistent with the fourth quarter of fiscal 2006 at 47 days. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will range from 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $41.3 million as of July 2, 2006, compared to $39.4 million as of April 2, 2006. Our annualized inventory turns in the first quarter of fiscal 2007 of 4.2 improved from 3.9 in the fourth quarter of fiscal 2006.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In millions)

Net revenues:
SAN Infrastructure Products	$127.4	$107.3
Management Controllers	6.9	6.9
Other	2.4	1.2

Total net revenues	$136.7	$115.4

Percentage of net revenues:
SAN Infrastructure Products	93%	93%
Management Controllers	5	6
Other	2	1

Total net revenues	100%	100%

The global marketplace for SANs continues to expand in response to the information storage requirements of enterprise business environments, as well as the emerging market for SAN-based solutions for small and medium-

sized businesses. This market expansion has resulted in increased volume shipments of our SAN Infrastructure Products. However, the SAN market has been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. Our revenues have generally been favorably affected by increases in units sold as a result of market expansion, increases in market share and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.

Our net revenues are derived primarily from the sale of SAN Infrastructure Products and Management Controllers. Other revenue includes non-product related revenues, such as royalties, non-recurring engineering fees and service fees. Net revenues for the three months ended July 2, 2006 increased $21.3 million, or 18%, from the three months ended July 3, 2005. This increase was primarily the result of a $20.1 million, or 19%, increase in revenue from SAN Infrastructure Products. The increase in revenue from SAN Infrastructure Products was primarily due to a 33% increase in the quantity of Fibre Channel and iSCSI HBAs sold partially offset by a 10% decrease in average selling prices of these products, and a 25% increase in the quantity of switches sold partially offset by a 13% decrease in average selling prices of switches. Although revenue from Management Controllers was consistent with the same period in the prior year, we expect this revenue to decrease over time, as these products are not part of our core business and we are not investing in the development of new products. Net revenues for the three months ended July 2, 2006 included $2.4 million of other revenue. Other revenues are unpredictable and we do not expect them to be significant to our overall revenues.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 79% of net revenues during the three months ended July 2, 2006 and 77% of net revenues during the fiscal year ended April 2, 2006. Three of our customers each represented 10% or more of net revenues for fiscal 2006, all of which continued to be the only customers representing 10% or more of net revenues for the three months ended July 2, 2006.

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

Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In millions)

United States	$78.4	$65.2
Asia-Pacific and Japan	29.2	24.3
Europe, Middle East and Africa	26.8	25.5
Rest of the world	2.3	0.4

Total net revenues	$136.7	$115.4

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In millions)

Gross profit	$93.4	$81.4
Percentage of net revenues	68.3%	70.6%

Gross profit for the three months ended July 2, 2006 increased $12.0 million, or 15%, from gross profit for the three months ended July 3, 2005. The gross profit percentage for the three months ended July 2, 2006 was 68.3% and declined from 70.6% for the corresponding period in the prior year. This decrease in gross profit percentage was due primarily to $3.0 million of amortization expense for intangible assets related to our acquisitions of PathScale and Troika recorded in the first quarter of fiscal 2007.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In millions)

Operating expenses:
Engineering and development	$32.9	$20.4
Sales and marketing	22.4	15.2
General and administrative	8.5	3.9
Purchased in-process research and development	1.9	—

Total operating expenses	$65.7	$39.5

Percentage of net revenues:
Engineering and development	24.1%	17.6%
Sales and marketing	16.4	13.2
General and administrative	6.1	3.4
Purchased in-process research and development	1.4	—

Total operating expenses	48.0%	34.2%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended July 2, 2006, engineering and development expenses of $32.9 million increased $12.5 million from $20.4 million for the three months ended July 3, 2005. The increase in engineering and development expenses was primarily due to $2.8 million of stock-based compensation related to the adoption of SFAS 123R and increases in expenses primarily due to the acquisitions of PathScale and Troika, including a $4.4 million increase in employment costs, $2.2 million of acquisition-related non-cash compensation charges, $1.3 million increase in depreciation and equipment costs and a $0.7 million increase in external engineering costs associated with new product development.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses will continue to increase in the future as a result of continued and increasing costs associated with new product development.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for the three months ended July 2, 2006 of $22.4 million increased $7.2 million from the three months ended July 3, 2005. The increase in sales and marketing expenses was due primarily to $2.7 million of stock-based compensation related to the adoption of SFAS 123R, increases in employment costs of $2.0 million and acquisition-related non-cash compensation charges of $0.6 million due to the acquisitions of PathScale and Troika, and a $0.9 million increase in promotional costs, which included the costs for our annual worldwide partner conference in May 2006.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for the three months ended July 2, 2006 of $8.5 million increased from $3.9 million for the three months ended July 3, 2005 primarily due to $2.6 million of stock-based compensation related to the adoption of SFAS 123R, an increase of $0.6 million in employment costs and an increase in bad debt expense of $0.4 million.

In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

Purchased In-Process Research and Development.  The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.

In connection with our acquisition of PathScale, we expensed $1.6 million for IPR&D, based on a preliminary purchase price allocation, during the three months ended July 2, 2006. As of the date of the acquisition, the three identified IPR&D projects were estimated to be between 10% and 65% complete and were expected to be completed through July 2007. Total estimated costs to complete these projects was $4.9 million. Positive net cash inflows are expected for these projects beginning in fiscal year 2009. We utilized a discount rate of 20% for the in-process technologies.

In connection with our acquisition of Troika, we expensed $10.5 million for IPR&D in the fourth quarter of fiscal 2006, based on a preliminary purchase price allocation. During the first quarter of fiscal 2007, we completed our valuation of the intangible assets and finalized the purchase price allocation, which resulted in an additional charge of $0.3 million.

Non-Operating Income, Net

A summary of the components of our interest and other income, net is as follows:

	Three Months Ended
	July 2,	July 3,
	2006	2005
	(In millions)

Interest income	$6.6	$6.2
Loss on sale of marketable securities	(0.3)	(0.1)
Other	0.5	—

	$6.8	$6.1

Non-operating income is comprised primarily of interest income related to our portfolio of marketable securities.

Income Taxes

Our effective income tax rate related to continuing operations approximated 39% in both the three months ended July 2, 2006 and for the year ended April 2, 2006. Our tax rate in the first quarter of fiscal 2007 was negatively impacted by the tax effects of the PathScale acquisition and the adoption of SFAS 123R, offset by the favorable resolution of routine tax examinations, the transfer of intellectual property rights to foreign subsidiaries and investments in foreign operations. We expect the estimated annual effective tax rate for the remainder of fiscal year 2007 to approximate 39%. However, given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expectation for our effective tax rate.

Liquidity and Capital Resources

Our combined balances of cash and cash equivalents and short-term investments decreased to $558.4 million at July 2, 2006, compared to $665.6 million at April 2, 2006. The decrease in cash, cash equivalents and short-term investments is due primarily to the acquisition of PathScale, the purchase of our common stock during the three months ended July 2, 2006 pursuant to our stock repurchase programs, and additions to property and equipment, offset by our cash generated by operations. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities was $40.0 million for the three months ended July 2, 2006 and $36.7 million for the three months ended July 3, 2005. Operating cash flow for the three months ended July 2, 2006 reflects our income from continuing operations of $21.1 million and net non-cash charges (depreciation and amortization, stock-based compensation, acquisition-related charges, deferred income taxes and other) of $18.8 million. Non-cash components of working capital in the aggregate were consistent with the amount at April 2, 2006 and included an increase of $15.3 million in income taxes payable due to the timing of estimated tax payments, partially offset by a decrease in accrued compensation of $9.2 million and accounts payable of $4.6 million due to the timing of payment obligations.

Cash used in investing activities of $109.5 million for the three months ended July 2, 2006 consists of cash outflows of $107.1 million for the acquisition of PathScale including the $15.0 million placed in escrow, net of cash acquired of $3.0 million, and additions to property and equipment of $9.7 million, partially offset by net sales and maturities of marketable securities of $7.2 million. During the three months ended July 3, 2005, cash used in investing activities of $122.6 million included net purchases of marketable securities of $117.2 million and additions to property and equipment of $5.4 million.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $25.4 million for the three months ended July 2, 2006 resulted from our purchase of $27.3 million of common stock under our stock repurchase programs, partially offset by $1.7 million of proceeds from the issuance of common stock under our stock plans. During the three months ended July 3, 2005, the $50.1 million of cash used in financing activities resulted from the use of $55.0 million for the purchase of common stock under our stock repurchase programs, partially offset by $4.9 million of proceeds from the issuance of common stock under our stock plans.

Since fiscal 2003, our Board of Directors has approved various stock repurchase programs that authorized us to repurchase up to an aggregate of $750 million of our outstanding common stock. The most recent program was approved in November 2005 and authorized us to repurchase up to $200 million of our outstanding common stock. During the three months ended July 2, 2006, we purchased 1.7 million shares for an aggregate purchase price of $29.3 million under the November 2005 plan, of which $2.0 million related to transactions entered into near the end of the quarter and which settled subsequent to quarter end. In July 2006, subsequent to the end of the fiscal quarter, we purchased an additional 1.3 million shares for an aggregate purchase price of $21.3 million. Since fiscal 2003, we have purchased a total of $610.6 million of our common stock under programs authorized by our Board of Directors.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of July 2, 2006, and their impact on our cash flows in future fiscal years, is as follows:

	2007
	(Remaining
	nine months)	2008	2009	2010	2011	Thereafter	Total
	(In millions)

Operating leases	$4.1	$2.9	$2.0	$1.2	$0.7	$0.3	$11.2
Non-cancelable purchase obligations	45.1	—	—	—	—	—	45.1

Total	$49.2	$2.9	$2.0	$1.2	$0.7	$0.3	$56.3

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

We sell certain software products and related post-contract customer support (PCS), and account for these transactions in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended. We recognize revenue from software products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If we are unable to support VSOE of fair value for PCS, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period of the PCS. Amounts accounted for in accordance with SOP 97-2 have not yet been significant, but could be material in the future.

Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Share-Based Payment

As of the beginning of the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” and requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash inflow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to the adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the offering period in connection with our ESPP and over the vesting term in connection with restricted stock unit awards. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated financial statements. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Our employee stock options have certain characteristics that are significantly different from traded options and changes in the subjective assumptions can materially affect the estimate of their fair value.

Goodwill and Purchased Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately.

SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired, by comparing the carrying value to the fair value of the reporting unit to which they are assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We perform the annual test for impairment as of the first day of our fiscal fourth quarter and utilize the two-step process.

Other intangible assets consist primarily of technology acquired or licensed from third parties, including technology acquired in business combinations. Other intangible assets that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets ranging from one to five years.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2007 did not have a significant impact on our financial statements.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 2, 2006, the carrying value of our cash and cash equivalents approximates fair value.

With the exception of the Marvell common stock noted above, our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of three years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale and, as of July 2, 2006, unrealized losses of $4.9 million (net of related income taxes) on these securities are included in accumulated other comprehensive loss.

Item 4.	Controls and Procedures

As of the end of the quarter ended July 2, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2006 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended July 2, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2006, which was filed with the Securities and Exchange Commission on June 5, 2006. For convenience, our updated risk factors are included below in this Item 1A.

Our operating results may fluctuate, in future periods, which could cause our stock price to decline.

We have experienced, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. In addition, there can be no assurance that we will maintain our current gross margins or profitability in the future. A significant portion of our net revenues in each fiscal quarter results from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 79% and 77% of net revenues for the three months ended July 2, 2006 and the fiscal year ended April 2, 2006, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

Our management has determined that our disclosure controls and procedures were effective as of July 2, 2006 and that there was no change in our internal control over financial reporting during our quarter ended July 2, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

International revenues accounted for 43% and 45% of our net revenues for the three months ended July 2, 2006 and the fiscal year ended April 2, 2006. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located in Pacific Rim countries. As a result, we are subject to several risks, which include:

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

Beginning with fiscal 2007, we are required to recognize compensation expense related to employee stock options, restricted stock units and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

Effective as of the beginning of the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2007, our operating results contain a charge for stock-based compensation expense related to employee stock options, restricted stock units and our employee stock purchase plan. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and investments. The application of SFAS 123R generally requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123R, beginning with fiscal 2007, our earnings will be lower than they would have been had we not been required to adopt SFAS 123R. This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

We expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product by product basis, of migrating to smaller geometry process technologies. Currently, most of our products are manufactured in 0.25, 0.18 and 0.13 micron geometry processes. In addition, we have begun to develop certain new products with 90 nanometer (.09 micron) process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

Certain of our software (as well as that of our customers) may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, or GPL, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial statements. There is a risk that the adoption of FIN 48 could result in a cumulative effect charge to earnings, increases in future effective tax rates or increases in future interperiod effective tax rate volatility.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2005, we announced a stock repurchase program authorizing the repurchase of up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal year 2007 under our stock purchase programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

April 3, 2006 — April 30, 2006	—	$—	—	$190,000,000
May 1, 2006 — May 28, 2006	956,747	$17.97	956,747	$172,810,000
May 29, 2006 — July 2, 2006	701,948	$17.20	701,948	$160,739,000

Total	1,658,695	$17.64	1,658,695	$160,739,000

We previously purchased 602,862 shares under this program.

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.*

10.3	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Anthony J. Massetti
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2006

EXHIBIT INDEX

Exhibit No.

10.1	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.*

10.3	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.