Form 10-Q
period 2006-10-01
QLOGIC CORP
filed 2006-10-31
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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

Yes ☐     No ☑

As of October 23, 2006, 157,644,934 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	April 2,
	2006	2006
	(Unaudited; In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$89,795	$125,192
Short-term investments	446,862	540,448
Accounts receivable, less allowance for doubtful accounts of $1,772 and $1,239 as of October 1, 2006 and April 2, 2006, respectively	69,462	67,571
Inventories	43,692	39,440
Other current assets	48,686	46,441

Total current assets	698,497	819,092
Property and equipment, net	89,350	82,630
Goodwill	87,884	24,725
Purchased intangible assets, net	40,122	7,954
Other assets	17,241	3,306

	$933,094	$937,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,339	$32,160
Accrued compensation	25,007	23,520
Income taxes payable	19,054	12,920
Deferred revenue	5,704	3,662
Other current liabilities	7,515	6,091

Total current liabilities	86,619	78,353
Deferred tax liabilities	2,127	—

Total liabilities	88,746	78,353

Subsequent event (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 195,744,000 and 195,289,000 shares issued at October 1, 2006 and April 2, 2006, respectively	196	195
Additional paid-in capital	559,261	537,648
Retained earnings	934,833	883,310
Accumulated other comprehensive loss	(4,326)	(1,799)
Treasury stock, at cost; 38,169,000 and 33,197,000 shares at October 1, 2006 and April 2, 2006, respectively	(645,616)	(560,000)

Total stockholders’ equity	844,348	859,354

	$933,094	$937,707

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(Unaudited; In thousands, except per share amounts)

Net revenues	$145,298	$119,012	$281,990	$234,442
Cost of revenues	45,756	34,995	89,076	68,988

Gross profit	99,542	84,017	192,914	165,454

Operating expenses:
Engineering and development	32,619	21,417	65,539	41,776
Sales and marketing	20,108	15,617	42,509	30,850
General and administrative	7,594	4,190	16,036	8,082
Purchased in-process research and development	—	—	1,910	—

Total operating expenses	60,321	41,224	125,994	80,708

Operating income	39,221	42,793	66,920	84,746
Interest and other income, net	5,844	6,111	12,686	12,230

Income from continuing operations before income taxes	45,065	48,904	79,606	96,976
Income taxes	14,618	18,414	28,083	38,200

Income from continuing operations	30,447	30,490	51,523	58,776
Income from discontinued operations, net of income taxes	—	12,534	—	26,025

Net income	$30,447	$43,024	$51,523	$84,801

Income from continuing operations per share:
Basic	$0.19	$0.17	$0.32	$0.32

Diluted	$0.19	$0.17	$0.32	$0.32

Income from discontinued operations per share:
Basic	$—	$0.07	$—	$0.15

Diluted	$—	$0.07	$—	$0.14

Net income per share:
Basic	$0.19	$0.24	$0.32	$0.47

Diluted	$0.19	$0.24	$0.32	$0.46

Number of shares used in per share calculations:
Basic	158,468	178,895	160,008	180,980

Diluted	159,827	181,053	161,362	183,198

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 1,	October 2,
	2006	2005
	(Unaudited; In thousands)
		Revised —
		See Note 1

Cash flows from operating activities:
Net income	$51,523	$84,801
Income from discontinued operations, net of income taxes	—	(26,025)

Income from continuing operations	51,523	58,776
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	17,638	8,547
Stock-based compensation	15,035	175
Acquisition-related stock-based compensation	5,472	—
Purchased in-process research and development	1,910	—
Deferred income taxes	(9,732)	1,975
Provision for losses on accounts receivable	480	72
Loss on disposal of property and equipment	135	103
Tax benefit from issuance of stock under stock plans	—	1,288
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,104)	(10,210)
Inventories	(4,252)	(2,561)
Other assets	1,120	3,162
Accounts payable	(2,821)	3,699
Accrued compensation	(4,397)	(4,311)
Income taxes payable	6,134	6,730
Deferred revenue	2,042	247
Other liabilities	315	417

Net cash provided by continuing operating activities	78,498	68,109

Cash flows from investing activities:
Purchases of marketable securities	(122,422)	(370,635)
Sales and maturities of marketable securities	211,928	434,713
Additions to property and equipment	(16,961)	(12,351)
Acquisition of businesses, net of cash acquired	(92,136)	—
Restricted cash placed in escrow	(15,000)	—

Net cash provided by (used in) continuing investing activities	(34,591)	51,727

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	5,528	8,000
Tax benefit from issuance of stock under stock plans	784	—
Purchase of treasury stock	(85,616)	(268,253)

Net cash used in continuing financing activities	(79,304)	(260,253)

Net cash used in continuing operations	(35,397)	(140,417)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	26,721
Net cash used in investing activities	—	(945)

Net cash provided by discontinued operations	—	25,776

Net decrease in cash and cash equivalents	(35,397)	(114,641)
Cash and cash equivalents at beginning of period	125,192	165,644

Cash and cash equivalents at end of period	$89,795	$51,003

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006. The results of operations for the three and six months ended October 1, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

In the accompanying condensed consolidated statements of cash flows, the Company has separately disclosed the operating and investing portions of the cash flows attributable to discontinued operations, which in the prior period were reported on a combined basis as a single amount. Certain other reclassifications have been made to prior year amounts to conform to the current year presentation in the accompanying condensed consolidated financial statements.

Note 2.	Business Combinations

PathScale, Inc.

On April 3, 2006, the Company acquired by merger all outstanding shares of PathScale, Inc. (PathScale). PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded the Company’s portfolio of solutions to include InfiniBandTM, a high-performance, low-latency, server area fabric interconnect. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15 million of the consideration paid be placed into an escrow for 18 months in connection with certain standard representations and warranties. The Company has accounted for the escrowed amount as contingent consideration and, as such, has not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. The escrowed amount is included in other assets in the accompanying condensed consolidated balance sheet as of October 1, 2006. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

The Company also converted unvested PathScale stock options for continuing employees into options to purchase approximately 308,000 shares of QLogic common stock with a weighted-average exercise price of $3.00 per share. The total fair value of the options at the date of conversion was $5.2 million, calculated using the Black-Scholes option pricing model. The Company has accounted for $0.3 million of the value of the converted stock options as consideration for the acquisition to reflect the related employee services rendered through the date of the acquisition.

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

(In thousands)

Cash	$3,096
Accounts receivable	267
Other current assets	801
Property and equipment	1,315
Goodwill	71,148
Identifiable intangible assets	30,100
Other assets	255
Accrued compensation	(412)
Other current liabilities	(1,109)
Deferred tax liabilities	(11,573)
In-process research and development	1,600

Total preliminary purchase price allocation	$95,488

A summary of the purchased intangible assets acquired as part of the acquisition of PathScale and their respective estimated lives are as follows:

	Estimated
	Useful Lives
	(Years)	Amount
		(In thousands)

Intangible Assets:
Core/developed technology	2.5 - 5	$28,400
Customer relationships	3	700
Other	1 - 3	1,000

		$30,100

The Company has not yet completed the purchase price allocation and expects to finalize it within the next three months, which may result in adjustments to the amounts recorded.

The Company also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $2.1 million and $4.3 million of compensation expense during the three and six months ended October 1, 2006, respectively, and could recognize up to $10.6 million of additional compensation expense through April 2010.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Troika Networks

In November 2005, the Company completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The acquisition has been accounted for as a purchase business combination. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded the Company’s product line and, through the acquired intellectual property, enhanced certain of the Company’s current products, thereby providing greater functionality to customers. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in the fourth quarter of fiscal 2006, the Company had recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for in-process research and development (IPR&D). During the first quarter of fiscal 2007, the Company finalized its valuation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million. As this acquisition was an asset purchase, the goodwill resulting from this acquisition will be tax deductible.

The Company also entered into a performance plan with certain former Troika employees upon employment with QLogic. The performance plan provides for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, the Company recognized $0.5 million and $1.2 million of compensation expense during the three and six months ended October 1, 2006, respectively, and could recognize up to $4.5 million of additional compensation expense through November 2009.

The results of operations for Troika have been included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for Troika are not material in relation to the consolidated financial statements of the Company.

In-Process Research and Development

During the six months ended October 1, 2006, purchased in-process research and development includes $0.3 million related to the acquisition of Troika and $1.6 million related to the acquisition of PathScale. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

The IPR&D charge includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of core/developed technology is included in identifiable purchased intangible assets. The Company believes the amounts recorded as IPR&D, as well as core/developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Discontinued Operations

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. (Marvell) for cash and 1,961,000 shares of Marvell’s common stock, adjusted for a two-for-one stock split on July 25, 2006. During the fourth quarter of fiscal 2006, the Company sold 1,051,000 shares, adjusted for the stock split, of the Marvell stock received in the transaction. The remaining shares are accounted for as available-for-sale marketable securities and are included in short-term investments in the accompanying condensed consolidated balance sheets as of October 1, 2006 and April 2, 2006.

As of October 1, 2006, the fair value of Marvell common stock held by the Company was less than its cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to this unrealized loss, including the financial condition and near term prospects of Marvell, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in an unrealized loss position and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company’s management has determined that this unrealized loss at October 1, 2006 is temporary in nature.

The agreement also provided for $12.0 million of the consideration to be placed in escrow for a period of twelve months with respect to certain standard representations and warranties made by the Company. During fiscal 2006, the Company included the escrowed amount in the calculation of the gain on sale of the Business due to the Company’s assessment that compliance with the representations and warranties was determinable beyond a reasonable doubt. The escrowed amount is included in other current assets in the accompanying condensed consolidated balance sheets as of October 1, 2006 and April 2, 2006.

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

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands)

Net revenues	$—	$38,089	$—	$81,493

Income from operations before income taxes	$—	$18,752	$—	$40,306
Income taxes	—	6,218	—	14,281

Income from discontinued operations	$—	$12,534	$—	$26,025

There were no assets or liabilities related to discontinued operations as of October 1, 2006 or April 2, 2006.

Note 4.	Inventories

The components of inventories are as follows:

	October 1,	April 2,
	2006	2006
	(In thousands)

Raw materials	$14,130	$13,810
Finished goods	29,562	25,630

	$43,692	$39,440

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Purchased Intangible Assets

Goodwill

A rollforward of the activity in goodwill during the six months ended October 1, 2006 is as follows:

	April 2,		October 1,
	2006	Activity	2006
	(In thousands)

Acquisition
PathScale	$—	$71,148	$71,148
Troika	20,651	(7,989)	12,662
Other	4,074	—	4,074

	$24,725	$63,159	$87,884

Purchased Intangible Assets

Purchased intangible assets consists of the following:

	October 1, 2006			April 2, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$39,700	$5,432	$34,268	$3,610	$201	$3,409
Customer relationships	700	117	583	—	—	—
Other	1,000	133	867	—	—	—

	41,400	5,682	35,718	3,610	201	3,409

Other purchased intangibles:
Technology-related	4,696	1,559	3,137	4,102	1,024	3,078
Other	2,000	733	1,267	2,000	533	1,467

	6,696	2,292	4,404	6,102	1,557	4,545

	$48,096	$7,974	$40,122	$9,712	$1,758	$7,954

The Company amortizes intangible assets that have definite lives on a straight-line basis over the estimated useful lives of the related assets ranging from one to five years. Amortization expense related to core/developed technology acquired or other purchased technology-related intangible assets is included in cost of revenues in the accompanying condensed consolidated statements of income. The Company recorded amortization expense related to intangible assets of $2.7 million and $6.2 million, respectively, during the three and six months ended October 1, 2006, and $0.2 million and $0.5 million, respectively, during the three and six months ended October 2, 2005.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of intangible assets as of October 1, 2006:

Fiscal
(In thousands)

2007 (remaining six months)	$5,529
2008	11,347
2009	9,582
2010	7,706
2011	5,958

$40,122

Note 6.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands)

Net income	$30,447	$43,024	$51,523	$84,801
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale investments	605	(672)	(2,527)	512

	$31,052	$42,352	$48,996	$85,313

Note 7.	Treasury Stock

In November 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $200 million of its outstanding common stock for a two-year period. During the six months ended October 1, 2006, the Company purchased 5.0 million shares of its common stock under this program for an aggregate purchase price of $85.6 million.

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

The Company adopted SFAS 123R using the modified prospective transition method and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested portion of stock-based awards granted prior to the adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is the offering period for the ESPP and the vesting period for stock options and restricted stock awards.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated financial statements. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, the Company’s employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

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

In general, stock options granted to employees under the Stock Awards Plan and the 2005 Plan have ten-year terms and vest over four years from the date of grant.

During fiscal 2007, the Company granted restricted stock units to employees and non-employee directors under the 2005 Plan. Restricted stock units represent a right to receive a share of stock at a future vesting date with no cash payment from the holder. In general, restricted stock units granted under the 2005 Plan vest over four years from the date of grant for employees and over three years from the date of grant for non-employee directors.

Under the terms of the 2005 Plan, as amended, new directors receive an option grant, with an exercise price equal to the fair market value at the date of grant, to purchase 50,000 shares of common stock of the Company upon election to the Board. The 2005 Plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 16,000 shares of common stock and 3,000 restricted stock units and annual grants of options to purchase 50,000 shares of common stock and 8,000 restricted stock units to any non-employee Chairman of the Board. All stock options and restricted stock units granted to directors under the Director Plan and the 2005 Plan have ten-year terms and vest over three years from the date of grant.

In connection with the acquisition of PathScale, the Company assumed the PathScale, Inc. 2001 Equity Incentive Plan (the PathScale Plan). Options assumed in the acquisition are subject to the terms of the PathScale

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan. These options have ten-year terms from the original grant date and generally vest over four years from the date of grant. No further shares can be granted under the PathScale Plan.

The Company also entered into share-based performance plans in connection with the acquisitions of PathScale and Troika. See Note 2 — Business Combinations.

As of October 1, 2006, options to purchase 26.3 million shares and 1.8 million shares of common stock were held by employees and directors, respectively, and 0.6 million and 18,000 restricted stock units were held by employees and directors, respectively. Shares available for future grant were 11.1 million under the 2005 Plan as of October 1, 2006. Upon the adoption of the 2005 Plan, no further shares can be granted under the Stock Awards Plan or the Director Plan.

A summary of stock option activity for the six months ended October 1, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of period	24,854	$20.90
Options assumed as part of acquisition	308	3.00
Granted	3,881	18.21
Exercised	(245)	9.19
Forfeited (cancelled pre-vesting)	(500)	15.16
Expired (cancelled post-vesting)	(221)	28.52

Outstanding at end of period	28,077	$20.47	6.6	$58,531

Vested and expected to vest at end of period	26,658	$20.67	6.5	$55,381

Exercisable at end of period	18,544	$22.70	5.5	$30,898

A summary of restricted stock unit activity for the six months ended October 1, 2006 is as follows:

		Weighted-
		Average
		Grant
	Number of	Date
	Shares	Fair Value
	(In thousands)

Outstanding and unvested at beginning of period	—	$—
Granted	599	18.07
Vested	—	—
Cancelled	(15)	18.09

Outstanding and unvested at end of period	584	18.07

Stock-Based Compensation Expense

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options granted during the three and six months ended

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 1, 2006 and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair value and underlying assumptions are as follows:

	Three Months Ended		Six Months Ended
	October 1, 2006		October 1, 2006
	Stock	Employee Stock	Stock	Employee Stock
	Options	Purchase Plan	Options	Purchase Plan

Fair value	$7.73	$3.69	$8.36	$4.40
Expected volatility	44%	30%	47%	30%
Risk-free interest rate	4.8%	5.1%	5.0%	4.8%
Expected life (years)	5.0	0.25	5.0	0.25
Dividend yield	—	—	—	—

Restricted stock units granted during the three and six months ended October 1, 2006 were valued based on the closing market price on the date of grant.

Stock-based compensation expense for stock options, restricted stock units and employee stock purchases recognized under the provisions of SFAS 123R for the three and six months ended October 1, 2006 was $6.4 million ($5.1 million after tax) and $15.0 ($12.3 million after tax), respectively. Share-based compensation costs capitalized as part of the cost of assets for the three and six months ended October 1, 2006 were not material.

As of October 1, 2006, there was $71.5 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted average period of 2.6 years.

During the three and six months ended October 1, 2006, the grant date fair value of options vested totaled $5.6 million and $11.0 million, respectively. During the three and six months ended October 1, 2006, the intrinsic value of options exercised totaled $1.6 million and $2.2 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock-based awards granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months	Six Months
	Ended	Ended
	October 2,	October 2,
	2005	2005
	(In thousands, except per share amounts)

Net income, as reported	$43,024	$84,801
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	105
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,106)	(14,379)

Pro forma net income	$35,918	$70,527

Net income per share:
Basic, as reported	$0.24	$0.47
Diluted, as reported	$0.24	$0.46
Basic, pro forma	$0.20	$0.39
Diluted, pro forma	$0.20	$0.38

Note 9.	Interest and Other Income, Net

The components of interest and other income, net are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands)

Interest income	$6,163	$6,602	$12,801	$12,857
Loss on sale of marketable securities	(574)	(493)	(848)	(620)
Other	255	2	733	(7)

	$5,844	$6,111	$12,686	$12,230

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Income from continuing operations	$30,447	$30,490	$51,523	$58,776
Income from discontinued operations	—	12,534	—	26,025

Net income	$30,447	$43,024	$51,523	$84,801

Shares:
Weighted-average shares outstanding — basic	158,468	178,895	160,008	180,980
Dilutive potential common shares	1,359	2,158	1,354	2,218

Weighted-average shares outstanding — diluted	159,827	181,053	161,362	183,198

Income from continuing operations per share:
Basic	$0.19	$0.17	$0.32	$0.32

Diluted	$0.19	$0.17	$0.32	$0.32

Income from discontinued operations per share:
Basic	$—	$0.07	$—	$0.15

Diluted	$—	$0.07	$—	$0.14

Net income per share:
Basic	$0.19	$0.24	$0.32	$0.47

Diluted	$0.19	$0.24	$0.32	$0.46

Stock-based awards, including stock options and restricted stock units, representing 20,388,000 and 19,763,000 shares of common stock have been excluded from the diluted income per share calculations for the three and six months ended October 1, 2006, respectively, and 17,132,000 and 17,230,000 shares of common stock have been excluded from the diluted income per share calculations for the three and six months ended October 2, 2005, respectively. These stock-based awards have been excluded from the diluted income per share calculations because their effect was antidilutive. Contingently issuable shares of the Company’s common stock pursuant to performance plans associated with certain acquisitions are included, as appropriate, in the calculation of diluted income per share as of the beginning of the period in which the respective performance conditions are met.

Note 11.	Subsequent Event

On October 3, 2006, the Company entered into a definitive agreement to acquire SilverStorm Technologies, Inc. (SilverStorm) for approximately $60 million in cash. SilverStorm provides end-to-end, high performance interconnect fabric solutions for cluster and grid computing networks. This acquisition is expected to enhance the Company’s current InfiniBand product line and provide customers with innovative end-to-end solutions. The acquisition is expected to close during the third quarter of fiscal 2007, upon the satisfaction of customary closing conditions.

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

Business Combinations

On October 3, 2006, we entered into a definitive agreement to acquire SilverStorm Technologies, Inc. (SilverStorm) for approximately $60 million in cash. SilverStorm provides end-to-end, high performance interconnect fabric solutions for cluster and grid computing networks. This acquisition is expected to enhance our current InfiniBand product line and provide customers with innovative end-to-end solutions. The acquisition is expected to close during the third quarter of fiscal 2007, upon the satisfaction of customary closing conditions.

On April 3, 2006, we acquired by merger all outstanding shares of PathScale, Inc. (PathScale). PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded our portfolio of solutions to include InfiniBand, a high-performance, low-latency, server area fabric interconnect. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15 million of the consideration paid be placed into an escrow for 18 months in connection with certain standard representations and warranties. We accounted for the escrowed amount as contingent consideration and, as such, have not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

We also converted unvested PathScale stock options for continuing employees into options to purchase approximately 308,000 shares of QLogic common stock with a weighted-average exercise price of $3.00 per share. The total fair value of the options at the date of conversion was $5.2 million, calculated using the Black-Scholes option pricing model. We have accounted for $0.3 million of the value of the converted stock options as consideration for the acquisition to reflect the related employee services rendered through the date of the acquisition.

The acquisition has been accounted for as a purchase business combination. Based on a preliminary purchase price allocation, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as in-process research and development, or IPR&D, based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values resulted in goodwill of $71.1 million being recorded. Identifiable intangible assets included core/developed technology, customer relationships and other intangible assets and totaled $30.1 million. Identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from one to five years. We also recognized a charge of $1.6 million for IPR&D. We have not yet completed the purchase price allocation and expect to finalize this within the next three months, which may result in adjustments to the amounts recorded.

We also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of our common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, we recognized $2.1 million and $4.3 million of compensation expense during the three and six months ended October 1, 2006, respectively, and could recognize up to $10.6 million of additional compensation expense through April 2010.

In November 2005, we completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded our product line and through the acquired intellectual property enhanced certain of our current products, thereby providing greater functionality to our customers. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in the fourth quarter of fiscal 2006, we recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for IPR&D. During fiscal 2007, we finalized our evaluation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million.

In addition, we entered into a performance plan with certain former Troika employees upon their employment with QLogic. The performance plan provides for the issuance of our common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, we recognized $0.5 million and $1.2 million of compensation expense during the three and six months ended October 1, 2006, respectively, and could recognize up to $4.5 million of additional compensation expense through November 2009.

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

Second Quarter Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the second quarter of fiscal 2007 are as follows:

•	Net revenues of $145.3 million for the second quarter of fiscal 2007 increased sequentially by $8.6 million, or 6%, from $136.7 million in the first quarter of fiscal 2007. Revenues from SAN Infrastructure Products, which include HBAs, switches and silicon, increased 6% sequentially from the prior quarter and represented 93% of our total revenues.

•	Gross profit as a percentage of net revenues was 68.5% for the second quarter of fiscal 2007, compared to 68.3% for the first quarter of fiscal 2007. We continue to expect downward pressure on our gross profit percentage as a result of changes in product mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may decline in the future.

•	Operating income as a percentage of net revenues was 27.0% for the second quarter of fiscal 2007, compared to 20.3% in the first quarter of fiscal 2007. Operating income increased due to the increase in net revenues and a $3.3 million decrease in stock-based compensation, amortization of intangible assets and acquisition-related stock-based compensation charges. The first quarter of fiscal 2007 was also adversely impacted by a $1.9 million write-off of in-process research and development associated with our recent acquisitions.

•	Income from continuing operations of $30.4 million, or $0.19 per diluted share, in the second quarter of fiscal 2007 increased from $21.1 million, or $0.13 per diluted share, in the first quarter of fiscal 2007. Income from continuing operations included stock-based compensation expense, acquisition-related charges and the related income tax effects totaling $7.9 million for the second quarter of fiscal 2007 and $12.6 million for the first quarter of fiscal 2007.

•	During the second quarter of fiscal 2007, we purchased $56.4 million of our common stock pursuant to our $200 million corporate stock repurchase program authorized by our Board of Directors in November 2005. Since fiscal 2003, we have purchased a total of $645.6 million of our outstanding common stock under various programs authorized by our Board of Directors.

•	Cash and cash equivalents and short-term investments of $536.7 million at October 1, 2006 decreased $21.8 million from the balance at the end of the first quarter of fiscal 2007. During the second quarter of fiscal 2007, we generated $38.5 million of cash from continuing operations and repurchased shares of our common stock.

•	Accounts receivable was $69.5 million as of October 1, 2006, compared to $71.1 million as of July 2, 2006. Days sales outstanding (DSO) in receivables decreased to 44 days as of October 1, 2006 from 47 days as of July 2, 2006. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will range from approximately 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $43.7 million as of October 1, 2006, compared to $41.3 million as of July 2, 2006. Our annualized inventory turns in the second quarter of fiscal 2007 of 4.2 remained consistent with the first quarter of fiscal 2007.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In millions)

Net revenues:
SAN Infrastructure Products	$135.3	$110.5	$262.7	$217.8
Management Controllers	5.4	7.0	12.3	13.9
Other	4.6	1.5	7.0	2.7

Total net revenues	$145.3	$119.0	$282.0	$234.4

Percentage of net revenues:
SAN Infrastructure Products	93%	93%	93%	93%
Management Controllers	4	6	4	6
Other	3	1	3	1

Total net revenues	100%	100%	100%	100%

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

Our net revenues are derived primarily from the sale of SAN Infrastructure Products. Net revenues increased 22% to $145.3 million for the three months ended October 1, 2006 from $119.0 million for the three months ended October 2, 2005. This increase was primarily the result of a $24.8 million, or 22%, increase in revenue from SAN Infrastructure Products. The increase in revenue from SAN Infrastructure Products was primarily due to a 40% increase in the quantity of Fibre Channel and iSCSI HBAs sold partially offset by a 10% decrease in average selling prices of these products, and a 34% increase in the quantity of switches sold partially offset by a 12% decrease in average selling prices of switches. Revenue from Management Controllers decreased 23% from the same period in the prior year due primarily to a 28% decrease in units sold. We expect revenue from Management Controllers to decrease over time, as these products are not part of our core business and we are not investing in the development of new products. Net revenues for the three months ended October 1, 2006 included $4.6 million of other revenue. Other revenue, which includes royalties, non-recurring engineering fees and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

Net revenues increased 20% to $282.0 million for the six months ended October 1, 2006 from $234.4 million for the six months ended October 2, 2005. This increase was primarily the result of a $44.9 million, or 21%, increase in revenue from SAN Infrastructure Products. The increase in revenue from SAN Infrastructure Products was primarily due to a 36% increase in the quantity of Fibre Channel and iSCSI HBAs sold partially offset by a 10%

decrease in average selling prices of these products, and a 30% increase in the quantity of switches sold partially offset by a 13% decrease in average selling prices of switches. Revenue from Management Controllers decreased 12% from the same period in the prior year due primarily to a 11% decrease in units sold. Net revenues for the six months ended October 1, 2006 included $7.0 million of other revenue.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80% of net revenues during the six months ended October 1, 2006 and 77% of net revenues during the fiscal year ended April 2, 2006. Three of our customers each represented 10% or more of net revenues for fiscal 2006, all of which continued to be the only customers representing 10% or more of net revenues for the six months ended October 1, 2006.

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

Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(In millions)

United States	$79.1	$65.5	$157.4	$130.7
Europe, Middle East and Africa	31.3	26.6	58.1	52.1
Asia-Pacific and Japan	27.8	26.7	57.0	51.0
Rest of the world	7.1	0.2	9.5	0.6

Total net revenues	$145.3	$119.0	$282.0	$234.4

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In millions)

Gross profit	$99.5	$84.0	$192.9	$165.5
Percentage of net revenues	68.5%	70.6%	68.4%	70.6%

Gross profit for the three months ended October 1, 2006 increased $15.5 million, or 18%, from gross profit for the three months ended October 2, 2005, primarily due to the increase in net revenues. The gross profit percentage for the three months ended October 1, 2006 was 68.5% and declined from 70.6% for the corresponding period in the prior year. This decrease in gross profit percentage was due primarily to $2.2 million of amortization expense for intangible assets related to our acquisitions of PathScale and Troika and $0.4 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year.

Gross profit for the six months ended October 1, 2006 increased $27.4 million, or 17%, from gross profit for the six months ended October 2, 2005, primarily due to the increase in net revenues. The gross profit percentage for the six months ended October 1, 2006 was 68.4% and declined from 70.6% for the corresponding period in the prior year. This decrease in gross profit percentage was due primarily to $5.2 million of amortization expense for intangible assets related to our acquisitions of PathScale and Troika and $0.9 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In millions)

Operating expenses:
Engineering and development	$32.6	$21.4	$65.6	$41.8
Sales and marketing	20.1	15.6	42.5	30.8
General and administrative	7.6	4.2	16.0	8.1
Purchased in-process research and development	—	—	1.9	—

Total operating expenses	$60.3	$41.2	$126.0	$80.7

Percentage of net revenues:
Engineering and development	22.5%	18.0%	23.2%	17.8%
Sales and marketing	13.8	13.1	15.1	13.2
General and administrative	5.2	3.5	5.7	3.4
Purchased in-process research and development	—	—	0.7	—

Total operating expenses	41.5%	34.6%	44.7%	34.4%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended October 1, 2006, engineering and development expenses increased to $32.6 million from $21.4 million for the three months ended October 2, 2005. Engineering and development expenses during the three months ended October 1, 2006 included $2.4 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year. In addition, engineering and development expenses increased during the three months ended October 1, 2006 from the comparable period in the prior year due to increases of $3.6 million in employment costs, $1.5 million in depreciation and equipment costs, $0.8 million in external engineering costs associated with new product development and $2.0 million of acquisition-related stock-based compensation charges. These increases were primarily due to the acquisitions of PathScale and Troika.

During the six months ended October 1, 2006, engineering and development expenses increased to $65.6 million from $41.8 million for the six months ended October 2, 2005. Engineering and development expenses included $5.2 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year. In addition, engineering and development expenses increased during the six months ended October 1, 2006 from the comparable period in the prior year due to increases of $8.0 million in employment costs, $4.2 million of acquisition-related stock-based compensation charges, $2.7 million in depreciation and equipment costs and $1.4 million in external engineering costs associated with new product development. These increases were primarily due to the acquisitions of PathScale and Troika.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses will continue to increase in the future as a result of continued and increasing costs associated with new product development.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $20.1 million for the three months ended October 1, 2006 from $15.6 million for the three months ended October 2, 2005. The increase in sales and marketing expenses was due primarily to $1.4 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year, increases in employment costs of $2.0 million and acquisition-related stock-based compensation charges of $0.6 million due to the acquisitions of PathScale and Troika.

Sales and marketing expenses increased to $42.5 million for the six months ended October 1, 2006 from $30.8 million for the six months ended October 2, 2005. The increase in sales and marketing expenses was due primarily to $4.1 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year, increases in employment costs of $4.0 million and acquisition-related stock-based compensation charges of $1.2 million due to the acquisitions of PathScale and Troika, and a $0.7 million increase in promotional costs, which included the costs for our annual worldwide partner conference in May 2006.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $7.6 million for the three months ended October 1, 2006 from $4.2 million for the three months ended October 2, 2005 primarily due to $2.1 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year and an increase of $0.7 million in employment costs.

General and administrative expenses increased to $16.0 million for the six months ended October 1, 2006 from $8.1 million for the six months ended October 2, 2005 primarily due to $4.7 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year, an increase of $1.3 million in employment costs, an increase of $0.7 million in accounting and legal fees and an increase in bad debt expense of $0.4 million.

In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

Purchased In-Process Research and Development.  In connection with our acquisitions of PathScale and Troika, we expensed $1.9 million for IPR&D during the three months ended July 2, 2006. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

Interest and Other Income, Net

A summary of the components of our interest and other income, net is as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In millions)

Interest income	$6.2	$6.6	$12.8	$12.9
Loss on sale of marketable securities	(0.6)	(0.5)	(0.8)	(0.7)
Other	0.2	—	0.7	—

	$5.8	$6.1	$12.7	$12.2

Non-operating income is comprised primarily of interest income related to our portfolio of marketable securities.

Income Taxes

Our effective income tax rate related to continuing operations decreased from 39% in fiscal 2006 to an estimated rate of 35% for fiscal 2007. The decrease in the estimated annual effective tax rate for fiscal 2007 is primarily due to a greater percentage of worldwide income being attributable to foreign operations and taxed in jurisdictions outside of the United States. The estimated annual effective income tax rate of 35% in the second quarter of fiscal 2007 declined from 39% for the first quarter of fiscal 2007 primarily due to a greater percentage of worldwide income being attributable to foreign operations and finalizing the tax treatment of certain costs associated with the PathScale acquisition. For the remainder of fiscal year 2007, we expect our effective tax rate to continue to benefit from our investment in foreign operations. However, our effective tax rate may be negatively impacted by the tax effects of acquisitions, including the proposed acquisition of SilverStorm, and the implications surrounding the adoption of SFAS 123R. Furthermore, given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expectation for our effective tax rate.

Liquidity and Capital Resources

Our combined balances of cash and cash equivalents and short-term investments decreased to $536.7 million at October 1, 2006, compared to $665.6 million at April 2, 2006. The decrease in cash, cash equivalents and short-term investments was due primarily to the acquisition of PathScale, purchases of our common stock during the six months ended October 1, 2006 pursuant to our stock repurchase program, and additions to property and equipment, partially offset by our cash generated by operations. We believe that our existing cash and cash equivalent balances, short-term investments and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities was $78.5 million for the six months ended October 1, 2006 and $68.1 million for the six months ended October 2, 2005. The increase in cash provided from operating activities during the six months ended October 1, 2006 from the corresponding period of the prior year was primarily due to the increase in income from continuing operations and non-cash charges (depreciation and amortization, stock-based compensation, acquisition-related charges, deferred income taxes and other). Operating cash flow for the six months ended October 1, 2006 reflects our income from continuing operations of $51.5 million, net non-cash charges of $30.9 million and a net increase in the non-cash components of working capital of $3.9 million. The increase in the non-cash components of working capital was primarily due to a $4.3 million increase in inventories and a $2.1 million increase in accounts receivable, partially offset by a $2.0 million increase in deferred revenue, all associated with the expansion of our business. In addition, the $7.2 million decrease in accounts payable and accrued compensation resulted from the timing of the related payment obligations and was partially offset by the $6.1 million increase in income taxes payable due to the timing of estimated tax payments.

Cash used in investing activities was $34.6 million for the six months ended October 1, 2006 and consisted of net cash outflows of $107.1 million for the acquisition of PathScale, including the $15.0 million placed in escrow, and additions to property and equipment of $17.0 million, partially offset by net sales and maturities of marketable securities of $89.5 million. During the six months ended October 2, 2005, cash provided by investing activities of $51.7 million included net sales and maturities of marketable securities of $64.1 million, which was partially offset by additions to property and equipment of $12.4 million.

We anticipate paying approximately $60 million in connection with the proposed acquisition of SilverStorm, which is expected to close during the third quarter of fiscal 2007 upon the satisfaction of customary closing conditions. In addition, as our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $79.3 million for the six months ended October 1, 2006 resulted primarily from our purchase of $85.6 million of common stock under our stock repurchase program, partially offset by $5.5 million of proceeds from the issuance of common stock under our stock plans. During the six months ended October 2, 2005, the $260.3 million of cash used in financing activities resulted from the use of $268.3 million for the purchase of common stock under our stock repurchase programs, partially offset by $8.0 million of proceeds from the issuance of common stock under our stock plans.

Since fiscal 2003, our Board of Directors has approved various stock repurchase programs that authorized us to repurchase up to an aggregate of $750 million of our outstanding common stock. The most recent program was approved in November 2005 and authorized us to repurchase up to $200 million of our outstanding common stock. During the six months ended October 1, 2006, we purchased 5.0 million shares for an aggregate purchase price of $85.6 million under the November 2005 plan. Since fiscal 2003, we have purchased a total of $645.6 million of our common stock under programs authorized by our Board of Directors.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of October 1, 2006, and their impact on our cash flows in future fiscal years, is as follows:

	2007
	(Remaining
	Six Months)	2008	2009	2010	2011	Thereafter	Total
	(In millions)

Operating leases	$2.7	$3.4	$2.0	$1.2	$0.7	$0.3	$10.3
Non-cancelable purchase obligations	42.9	—	—	—	—	—	42.9

Total	$45.6	$3.4	$2.0	$1.2	$0.7	$0.3	$53.2

Additionally, we have entered into an operating lease for a facility in Minnesota, which is currently under construction. The facility is expected to be completed during our third quarter of fiscal 2008. The future minimum lease payments associated with this lease are dependent upon the final cost of construction and accordingly have not been presented in the table above. However, based on preliminary estimates, we expect to pay approximately $18 million over the ten and a half year lease term.

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

We sell certain software products and related post-contract customer support (PCS), and account for these transactions in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. We recognize revenue from software products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If we are unable to determine VSOE of fair value for PCS, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period of the PCS. Amounts accounted for in accordance with SOP 97-2 have not yet been significant, but could be material in the future.

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

Share-Based Payment

As of the beginning of the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” and requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash inflow as required under the previous accounting pronouncements. This requirement may reduce future net operating cash flows and increase net financing cash flows.

We adopted SFAS 123R using the modified prospective transition method and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to the adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock unit awards and the offering period for the ESPP.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated financial statements. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, our employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also simplifies and codifies previous guidance on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 expresses the SEC staff’s view on quantifying financial statement misstatements and requires registrants to assess the impact of prior year uncorrected errors, even if previously considered immaterial, on the current year financial statements through an evaluation of the impact of correcting such errors on both the current year income statement and balance sheet. If the misstatement is material to the current year financial statements, the prior year financial statements should be corrected, even though such revision was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors does not require previously filed reports to be amended and may be made the next time the prior year financial statements are filed. Restatement is only required if the prior year financial statements were materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact SAB 108 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We maintain a marketable securities investment portfolio of various holdings, types and maturities. In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. We also hold shares of Marvell common stock that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. We do not use derivative financial instruments.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 1, 2006, the carrying value of our cash and cash equivalents approximates fair value.

Our short-term investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of three years or less. Consequently, such securities are not subject to significant interest rate risk. In addition, we currently hold 910,000 shares of Marvell common stock with a cost basis of $23.97 per share. As of October 1, 2006, the fair value of this stock had declined to $19.37 per share. Marketable equity securities for high technology companies, such as Marvell, historically have experienced high volatility. Shares of Marvell common stock have traded between $16.88 and $35.32 during the twelve months ended October 1, 2006.

All of our marketable securities are classified as available for sale and, as of October 1, 2006, unrealized losses of $4.3 million (net of related income taxes) on these securities are included in accumulated other comprehensive loss.

Item 4.	Controls and Procedures

As of the end of the quarter ended October 1, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2006 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended October 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2006, which was filed with the Securities and Exchange Commission on June 5, 2006.

The current risk factors are set forth below.

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

We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, such as iSCSI software initiators, Serial Advanced Technology Attachment (SATA) and Serial Attached SCSI (SAS), which may compete with the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 80% and 77% of net revenues for the six months ended October 1, 2006 and the fiscal year ended April 2, 2006, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation. In the switch products market, we compete primarily with Brocade Communications Systems, Inc. and McDATA Corporation. In the InfiniBand HCA market, we compete primarily with Mellanox Technologies, Ltd. We may also compete with some of our computer and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

Our management has determined that our disclosure controls and procedures were effective as of October 1, 2006 and that there was no change in our internal control over financial reporting during our quarter ended October 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. As we acquire companies and expand operations into foreign locations, integrating and managing the internal controls process becomes more complex, requires additional resources and creates additional risk that our internal controls will not operate as designed. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS) and similar legislation currently proposed in China. In addition, recycling, labeling and related requirements have already begun to apply to products we sell in Europe. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. We also must successfully manage the transition to RoHS-compliant products in order to minimize the effects of product inventories that may become excess or obsolete, as well as ensure that sufficient supplies of RoHS-compliant products can be delivered to meet customer demand. Failure to manage this transition may adversely impact our revenues and operating results. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

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

International revenues accounted for 44% and 45% of our net revenues for the six months ended October 1, 2006 and the fiscal year ended April 2, 2006. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

Beginning with fiscal 2007, we are required to recognize compensation expense related to employee stock options, restricted stock units and our employee stock purchase plan. There is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

Effective as of the beginning of the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2007, our operating results contain a charge for stock-based compensation expense related to employee stock options, restricted stock units and our employee stock purchase plan. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and investments. The application of SFAS 123R generally requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. As a result of our adoption of SFAS 123R in the first quarter of fiscal 2007, the use of stock options and other stock-based awards to attract and retain employees may be limited. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock-based awards to employees in the future, which may result in changes in our equity compensation strategy. These and other developments relating to the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees.

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

Although we have patent protection on certain aspects of our technology in some jurisdictions, we rely primarily on trade secrets, trademarks, copyrights and contractual provisions to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. There also can be no assurance that any patents we possess will not be invalidated, circumvented or challenged. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. If we fail to protect our intellectual property rights, our business would be negatively impacted.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN 48 will have on our financial statements. There is a risk that the adoption of FIN 48 could result in a cumulative adjustment to retained earnings and future interperiod effective tax rate volatility.

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

On November 7, 2005, we announced a stock repurchase program authorizing the repurchase of up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2007 under our stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

July 3, 2006 — July 30, 2006	1,233,016	$16.46	1,233,016	$140,446,000
July 31, 2006 — August 27, 2006	1,985,300	$17.33	1,985,300	$106,045,000
August 28, 2006 — October 1, 2006	95,000	$17.49	95,000	$104,384,000

Total	3,313,316	$17.01	3,313,316	$104,384,000

We previously purchased 2,261,557 shares under this program for an aggregate purchase price of $39.3 million.

Item 4.	Submission of Matters to a Vote of Security Holders

a) The QLogic Corporation Annual Meeting of Stockholders was held on August 24, 2006.

b) The following persons were elected to serve as directors of QLogic Corporation: H.K. Desai, Joel S. Birnbaum, Larry R. Carter, James R. Fiebiger, Balakrishnan S. Iyer, Carol L. Miltner, and George D. Wells.

c) The following is a tabulation of the votes of the stockholders of QLogic Corporation with respect to the proposals presented at the 2006 Annual Meeting of Stockholders:

					Broker
	For	Against	Withheld	Abstain	Non-Votes

(i) Election of Directors:
H.K. Desai	133,253,401	—	15,448,403	—	—
Joel S. Birnbaum	137,381,691	—	11,320,113	—	—
Larry R. Carter	137,270,998	—	11,430,806	—	—
James R. Fiebiger	127,247,726	—	21,454,078	—	—
Balakrishnan S. Iyer	126,066,555	—	22,635,249	—	—
Carol L. Miltner	128,033,572	—	20,668,232	—	—
George D. Wells	134,518,139	—	14,183,665	—	—
(ii) Approval of amendment to the 2005 Performance Incentive Plan	77,331,956	34,703,810	—	1,145,670	—
(iii) Ratification of the appointment of KPMG LLP as Independent Registered Public Accounting Firm for fiscal year 2007	143,108,282	4,567,515	—	1,026,006	—

Item 5.	Other Information.

(a) On August 24, 2006, the Company’s stockholders approved an amendment to the QLogic Corporation 2005 Performance Incentive Plan (the “Amendment”) to modify the Company’s annual equity grant program for non-employee members of the Board of Directors (the “Board”). The Amendment had been previously approved by the Board. The Amendment (i) reduces the number of shares of the Company’s common stock subject to the annual option grant to non-employee directors from 25,000 shares to 16,000 shares and provides for an additional grant of 3,000 restricted stock units, (ii) reduces the number of shares of the Company’s common stock subject to the annual option grant to any non-employee director that serves as Chairman of the Board from 75,000 shares to 50,000 shares and provides for an additional grant of 8,000 restricted stock units, and (iii) provides that the restricted stock units will be subject to the same vesting requirements as the current option grants and will be payable in an equivalent number of shares of the Company’s common stock upon vesting. The Amendment also makes appropriate changes to the 2005 Performance Incentive Plan to reflect that equity awards other than stock options will be granted to non-employee directors. The Amendment only relates to the automatic equity awards to continuing non-employee directors of the Company and does not affect the option grants made to newly elected or appointed non-employee directors. The preceding summary is qualified in its entirety by the full text of the Amendment, which appears as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits

Exhibits

Exhibit
No.

10.1	Second Amendment to the QLogic Corporation 2005 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Anthony J. Massetti
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 31, 2006

EXHIBIT INDEX

Exhibit
No.

10.1	Second Amendment to the QLogic Corporation 2005 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.