Form 10-Q
period 2006-12-31
QLOGIC CORP
filed 2007-01-31
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23298

QLogic Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0537669
(State of incorporation)	(I.R.S. Employer Identification No.	)

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

Yes ☐     No ☑

As of January 26, 2007, 159,055,028 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	April 2,
	2006	2006
	(Unaudited; In thousands, except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$91,643	$125,192
Short-term marketable securities	325,413	540,448
Accounts receivable, less allowance for doubtful accounts of $1,262 and $1,239 as of December 31, 2006 and April 2, 2006, respectively	85,545	67,571
Inventories	44,464	39,440
Other current assets	36,648	46,441

Total current assets	583,713	819,092
Long-term marketable securities	138,272	—
Property and equipment, net	89,923	82,630
Goodwill	137,557	24,725
Purchased intangible assets, net	37,389	7,954
Other assets	31,218	3,306

	$1,018,072	$937,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,305	$32,160
Accrued compensation	29,493	23,520
Income taxes payable	18,606	12,920
Deferred revenue	6,645	3,662
Other current liabilities	7,829	6,091

Total current liabilities	95,878	78,353
Deferred tax liabilities	2,709	—

Total liabilities	98,587	78,353

Subsequent event (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized (200,000 shares designated as Series A Junior Participating Preferred, $0.001 par value); no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 197,653,000 and 195,289,000 shares issued at December 31, 2006 and April 2, 2006, respectively	198	195
Additional paid-in capital	598,614	537,648
Retained earnings	970,287	883,310
Accumulated other comprehensive loss	(3,998)	(1,799)
Treasury stock, at cost; 38,169,000 and 33,197,000 shares at December 31, 2006 and April 2, 2006, respectively	(645,616)	(560,000)

Total stockholders’ equity	919,485	859,354

	$1,018,072	$937,707

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(Unaudited; In thousands, except per share amounts)

Net revenues	$157,611	$129,185	$439,601	$363,627
Cost of revenues	50,698	36,900	139,774	105,888

Gross profit	106,913	92,285	299,827	257,739

Operating expenses:
Engineering and development	34,003	22,797	99,542	64,573
Sales and marketing	21,586	16,100	64,095	46,950
General and administrative	7,238	4,362	23,274	12,444
Purchased in-process research and development	—	—	1,910	—

Total operating expenses	62,827	43,259	188,821	123,967

Operating income	44,086	49,026	111,006	133,772
Interest and other income, net	5,646	5,151	18,332	17,381

Income from continuing operations before income taxes	49,732	54,177	129,338	151,153
Income taxes	14,278	22,496	42,361	60,696

Income from continuing operations	35,454	31,681	86,977	90,457

Discontinued operations:
Income from operations, net of income taxes	—	4,570	—	30,595
Gain on sale, net of income taxes	—	129,987	—	129,987

Income from discontinued operations	—	134,557	—	160,582

Net income	$35,454	$166,238	$86,977	$251,039

Income from continuing operations per share:
Basic	$0.22	$0.20	$0.55	$0.52

Diluted	$0.22	$0.19	$0.54	$0.51

Income from discontinued operations per share:
Basic	$—	$0.83	$—	$0.92

Diluted	$—	$0.83	$—	$0.91

Net income per share:
Basic	$0.22	$1.03	$0.55	$1.44

Diluted	$0.22	$1.02	$0.54	$1.42

Number of shares used in per share calculations:
Basic	158,532	161,317	159,516	174,426

Diluted	160,760	163,093	161,161	176,497

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,	January 1,
	2006	2006
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$86,977	$251,039
Income from discontinued operations, net of income taxes	—	(30,595)
Gain on sale of discontinued operations, net of income taxes	—	(129,987)

Income from continuing operations	86,977	90,457
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	26,904	12,851
Stock-based compensation	22,546	175
Acquisition-related stock-based compensation	7,809	212
Purchased in-process research and development	1,910	—
Deferred income taxes	(14,643)	(7,117)
Provision for losses on accounts receivable	(55)	57
Loss on disposal of property and equipment	163	130
Tax benefit from issuance of stock under stock plans	—	2,134
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,197)	(15,894)
Inventories	(2,915)	(6,578)
Other assets	1,109	3,014
Accounts payable	(2,777)	3,056
Accrued compensation	(1,443)	(2,276)
Income taxes payable	5,686	22,223
Deferred revenue	2,983	1,557
Other liabilities	629	958

Net cash provided by continuing operating activities	120,686	104,959

Cash flows from investing activities:
Purchases of marketable securities	(240,441)	(639,830)
Sales and maturities of marketable securities	313,644	689,038
Additions to property and equipment	(23,666)	(18,139)
Acquisition of businesses, net of cash acquired	(142,383)	(35,241)
Restricted cash received from escrow	12,508	—
Restricted cash placed in escrow	(24,000)	(12,000)

Net cash used in continuing investing activities	(104,338)	(16,172)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	31,063	12,394
Tax benefit from issuance of stock under stock plans	6,288	—
Payoff of line of credit assumed in acquisition	(1,632)	—
Purchase of treasury stock	(85,616)	(414,999)

Net cash used in continuing financing activities	(49,897)	(402,605)

Net cash used in continuing operations	(33,549)	(313,818)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	32,719
Net cash provided by investing activities, including proceeds from sale	—	181,336

Net cash provided by discontinued operations	—	214,055

Net decrease in cash and cash equivalents	(33,549)	(99,763)
Cash and cash equivalents at beginning of period	125,192	165,644

Cash and cash equivalents at end of period	$91,643	$65,881

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business (the Business). The Business meets all of the criteria in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. As a result of the divestiture of the Business, the Company’s condensed consolidated financial statements present the operations of the Business separate from continuing operations. See Note 3 — Discontinued Operations.

In March 2006, the Company completed a two-for-one stock split through the payment of a stock dividend. As a result, share numbers and per share amounts for all periods presented in the condensed consolidated financial statements reflect the effects of this stock split.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation in the accompanying condensed consolidated financial statements.

Note 2.	Business Combinations

SilverStorm Technologies, Inc.

On November 1, 2006, the Company acquired by merger all outstanding shares of SilverStorm Technologies, Inc. (SilverStorm). Cash consideration was $59.8 million, including $59.4 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.4 million for direct acquisition costs. SilverStorm provides end-to-end, high-performance interconnect fabric solutions for cluster and grid computing networks. The acquisition of SilverStorm expands the Company’s portfolio of InfiniBandtm solutions to include edge fabric switches and multi-protocol fabric directors. Infiniband is a high-performance, low-latency, server area fabric interconnect. The acquisition agreement required that $9 million of the consideration paid be placed into an escrow for 15 months in connection with certain standard representations and warranties. The Company has accounted for the escrowed amount as contingent consideration and, as such, has not recorded it as a component of the purchase price as the outcome of the related contingencies is not determinable beyond a reasonable doubt. The escrowed amount is included in other assets in the accompanying condensed consolidated balance sheet as of December 31, 2006. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

The acquisition has been accounted for as a purchase business combination. The consideration paid in excess of the fair market value of the tangible net assets acquired, excluding the escrowed amount, totaled $49.7 million, which has been included in goodwill in the accompanying condensed consolidated balance sheet as of December 31, 2006. The Company is in the process of valuing the intangible assets acquired and expects to finalize the purchase price allocation in the first half of fiscal 2008. Upon completion of the valuation of the intangible assets acquired, amounts may be allocated to intangible assets and in-process research and development (IPR&D). To the extent a portion of the purchase price is allocated to IPR&D, the Company will recognize a charge to operating expenses for such amount. None of the goodwill resulting from this acquisition will be tax deductible. The following table

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired, excluding the $9.0 million of contingent consideration:

(In thousands)

Cash	$538
Accounts receivable	3,455
Inventories	2,109
Property and equipment	430
Goodwill	49,673
Other assets	134
Accounts payable and accrued expenses	(3,922)
Line of credit	(1,632)

Total preliminary purchase price allocation	$50,785

The results of operations for SilverStorm have been included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for SilverStorm are not material in relation to the consolidated financial statements of the Company.

PathScale, Inc.

On April 3, 2006, the Company acquired by merger all outstanding shares of PathScale, Inc. (PathScale). PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded the Company’s portfolio to include InfiniBand solutions. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15 million of the consideration paid be placed into an escrow for 18 months in connection with certain standard representations and warranties. The Company has accounted for the escrowed amount as contingent consideration and, as such, has not recorded it as a component of the purchase price as the outcome of the related contingencies is not determinable beyond a reasonable doubt. The escrowed amount is included in other assets in the accompanying condensed consolidated balance sheet as of December 31, 2006. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

The Company also converted unvested PathScale stock options for continuing employees into options to purchase approximately 308,000 shares of QLogic common stock with a weighted-average exercise price of $3.00 per share. The total fair value of the options at the date of conversion was $5.2 million, calculated using the Black-Scholes option pricing model. The Company has accounted for $0.3 million of the value of the converted stock options as consideration for the acquisition to reflect the related employee services rendered through the date of the acquisition and the balance will be expensed over the remaining service period.

The acquisition has been accounted for as a purchase business combination. Based on a preliminary purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as IPR&D, based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. The following table summarizes the preliminary allocation of

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price to the fair value of the assets and liabilities acquired, excluding the $15.0 million of contingent consideration:

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

		$30,100

The Company is in the process of finalizing the valuation of the intangible assets acquired and expects to complete it during the fourth quarter of fiscal 2007, which may result in adjustments to the amounts recorded.

The Company also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $2.1 million and $6.4 million of compensation expense during the three and nine months ended December 31, 2006, respectively, and could recognize up to $8.4 million of additional compensation expense through April 2010.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also entered into a performance plan with certain former Troika employees upon employment with QLogic. The performance plan provides for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, the Company recognized $0.3 million and $1.5 million of compensation expense during the three and nine months ended December 31, 2006, respectively, and could recognize up to $4.3 million of additional compensation expense through November 2009.

The results of operations for Troika have been included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for Troika are not material in relation to the consolidated financial statements of the Company.

In-Process Research and Development

During the nine months ended December 31, 2006, purchased in-process research and development includes $0.3 million related to the acquisition of Troika and $1.6 million related to the acquisition of PathScale. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. (Marvell) for cash and 1,961,000 shares of Marvell’s common stock, adjusted for a two-for-one stock split on July 25, 2006. During the fourth quarter of fiscal 2006, the Company sold 1,051,000 shares, adjusted for the stock split, of the Marvell stock received in the transaction. The remaining shares

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are accounted for as available-for-sale marketable securities and are included in short-term marketable securities in the accompanying condensed consolidated balance sheets.

The agreement also provided for $12.0 million of the consideration to be placed in escrow for a period of twelve months with respect to certain standard representations and warranties made by the Company. During fiscal 2006, the Company included the escrowed amount in the calculation of the gain on sale of the Business due to the Company’s assessment that compliance with the representations and warranties was determinable beyond a reasonable doubt. The escrowed amount was included in other current assets in the accompanying condensed consolidated balance sheet as of April 2, 2006. The Company received the $12.0 million escrowed amount and $0.5 million in related interest during the three months ended December 31, 2006.

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

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In thousands)

Net revenues	$—	$13,181	$—	$94,674

Income from operations before income taxes	$—	$7,519	$—	$47,825
Income taxes	—	2,949	—	17,230

Income from operations, net of income taxes	$—	$4,570	$—	$30,595

Gain on sale before income taxes	$—	$213,869	$—	$213,869
Income taxes	—	83,882	—	83,882

Gain on sale, net of income taxes	$—	$129,987	$—	$129,987

There were no assets or liabilities related to discontinued operations as of December 31, 2006 or April 2, 2006.

Note 4.	Marketable Securities

The Company’s marketable securities are invested primarily in debt securities, including government securities, corporate bonds and municipal bonds. The Company also holds shares of common stock in Marvell which were received in connection with the sale of the hard disk drive controller and tape drive controller business (see Note 3). All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based on quoted market prices. The Company’s available-for-sale marketable securities are classified as current or long-term based on management’s intent regarding their availability for use in current operations. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income (loss) until realized. The Company recognizes an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary.

As of December 31, 2006, the fair value of certain of the Company’s debt securities and the Marvell common stock was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in an unrealized loss position and the Company’s ability to hold the

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company’s management believes that the unrealized losses in its marketable securities are temporary in nature and therefore no impairment charge has been recognized. However, if the Marvell common stock held by the Company, remains in an unrealized loss position, it may be necessary for the Company to recognize an impairment charge. As of December 31, 2006 the Marvell common stock held by the Company had an unrealized loss of $2.7 million (net of related income taxes of $1.6 million).

Note 5.	Inventories

The components of inventories are as follows:

	December 31,	April 2,
	2006	2006
	(In thousands)

Raw materials	$9,804	$13,810
Finished goods	34,660	25,630

	$44,464	$39,440

Note 6.	Goodwill and Purchased Intangible Assets

Goodwill

A rollforward of the activity in goodwill during the nine months ended December 31, 2006 is as follows:

	April 2,		December 31,
	2006	Activity	2006
	(In thousands)

Acquisition
PathScale	$—	$71,148	$71,148
SilverStorm	—	49,673	49,673
Troika	20,651	(7,989)	12,662
Other	4,074	—	4,074

	$24,725	$112,832	$137,557

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

Purchased intangible assets consists of the following:

	December 31, 2006			April 2, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$39,700	$7,677	$32,023	$3,610	$201	$3,409
Customer relationships	700	175	525	—	—	—
Other	1,000	200	800	—	—	—

	41,400	8,052	33,348	3,610	201	3,409

Other purchased intangibles:
Technology-related	4,596	1,722	2,874	4,102	1,024	3,078
Other	2,000	833	1,167	2,000	533	1,467

	6,596	2,555	4,041	6,102	1,557	4,545

	$47,996	$10,607	$37,389	$9,712	$1,758	$7,954

The Company amortizes intangible assets that have definite lives on a straight-line basis over the estimated useful lives of the related assets ranging from one to five years. Amortization expense related to core/developed technology acquired and other purchased technology-related intangible assets is included in cost of revenues in the accompanying condensed consolidated statements of income. The Company recorded amortization expense related to intangible assets of $2.7 million and $8.9 million, respectively, during the three and nine months ended December 31, 2006, and $0.3 million and $0.9 million, respectively, during the three and nine months ended January 1, 2006.

The following table presents the estimated future amortization expense of intangible assets as of December 31, 2006:

Fiscal	(In thousands)

2007 (remaining three months)	$2,781
2008	11,364
2009	9,581
2010	7,705
2011	5,958

$37,389

Note 7.	Treasury Stock

In November 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $200 million of its outstanding common stock for a two-year period. During the nine months ended December 31, 2006, the Company purchased 5.0 million shares of its common stock under this program for an aggregate purchase price of $85.6 million. As of January 29, 2007, the Company had purchased an additional 0.6 million shares of its common stock under this program for an aggregate purchase price of $10.9 million.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 8.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In thousands)

Net income	$35,454	$166,238	$86,977	$251,039
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale marketable securities	328	4,749	(2,199)	5,261

	$35,782	$170,987	$84,778	$256,300

Note 9.	Share-Based Payment

As of the beginning of the first quarter of fiscal 2007, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) based on estimated fair values. SFAS 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” and requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash inflow as required under previous literature.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Compensation Plans

The Company may grant to employees and directors options to purchase shares of the Company’s common stock under the QLogic 2005 Performance Incentive Plan (the 2005 Plan). Prior to the adoption of the 2005 Plan in August 2005, the Company granted options to purchase shares of the Company’s common stock under the QLogic Corporation Stock Awards Plan (the Stock Awards Plan) and the QLogic Corporation Non-Employee Director Stock Option Plan (the Director Plan). Additionally, the Company has issued options on an ad hoc basis from time to time and has assumed stock options as part of acquisitions.

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

As of December 31, 2006, options to purchase 24.6 million shares and 1.7 million shares of common stock were held by employees and directors, respectively, and 0.9 million and 18,000 restricted stock units were held by employees and directors, respectively. Shares available for future grant were 10.7 million under the 2005 Plan as of December 31, 2006. No further shares can be granted under the Stock Awards Plan or the Director Plan.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the nine months ended December 31, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of period	24,854	$20.90
Options assumed as part of acquisition	308	3.00
Granted	4,321	18.42
Exercised	(2,028)	13.08
Forfeited (cancelled pre-vesting)	(703)	15.80
Expired (cancelled post-vesting)	(420)	27.25

Outstanding at end of period	26,332	$20.92	6.4	$91,368

Vested and expected to vest at end of period	25,028	$21.12	6.3	$84,961

Exercisable at end of period	17,476	$23.20	5.2	$42,633

A summary of restricted stock unit activity for the nine months ended December 31, 2006 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding and unvested at beginning of period	—	$—
Granted	968	18.82
Vested	—	—
Cancelled	(26)	18.09

Outstanding and unvested at end of period	942	$18.84

Stock-Based Compensation Expense

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options granted during the three and nine months ended December 31, 2006 and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair value and underlying assumptions are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2006		December 31, 2006
		Employee		Employee
		Stock		Stock
	Stock	Purchase	Stock	Purchase
	Options	Plan	Options	Plan

Fair value	$7.61	$4.24	$8.28	$4.16
Expected volatility	41%	28%	46%	29%
Risk-free interest rate	4.6%	5.1%	4.9%	5.0%
Expected life (years)	5.0	0.25	5.0	0.25
Dividend yield	—	—	—	—

Restricted stock units granted were valued based on the closing market price on the date of grant.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for stock options, restricted stock units and employee stock purchases recognized under the provisions of SFAS 123R for the three and nine months ended December 31, 2006 was $7.5 million ($6.1 million after tax) and $22.5 million ($18.4 million after tax), respectively. Share-based compensation costs capitalized as part of the cost of assets for the three and nine months ended December 31, 2006 were not material.

As of December 31, 2006, there was $73.6 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted average period of 2.4 years.

During the three and nine months ended December 31, 2006, the grant date fair value of options vested totaled $6.0 million and $17.0 million, respectively. During the three and nine months ended December 31, 2006, the intrinsic value of options exercised totaled $14.0 million and $16.1 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

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

The fair value of stock-based awards granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following table shows pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense:

	Three Months	Nine Months
	Ended	Ended
	January 1, 2006	January 1, 2006
	(In thousands, except per share amounts)

Net income, as reported	$166,238	$251,039
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	105
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,025)	(21,404)

Pro forma net income	$159,213	$229,740

Net income per share:
Basic, as reported	$1.03	$1.44
Diluted, as reported	$1.02	$1.42
Basic, pro forma	$0.99	$1.32
Diluted, pro forma	$0.98	$1.30

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Interest and Other Income, Net

The components of interest and other income, net are as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In thousands)

Interest income	$6,290	$5,715	$19,091	$18,572
Loss on sale of marketable securities	(772)	(564)	(1,620)	(1,184)
Other	128	—	861	(7)

	$5,646	$5,151	$18,332	$17,381

Note 11.	Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In thousands, except per share amounts)

Income from continuing operations	$35,454	$31,681	$86,977	$90,457
Income from discontinued operations	—	134,557	—	160,582

Net income	$35,454	$166,238	$86,977	$251,039

Shares:
Weighted-average shares outstanding — basic	158,532	161,317	159,516	174,426
Dilutive potential common shares	2,228	1,776	1,645	2,071

Weighted-average shares outstanding — diluted	160,760	163,093	161,161	176,497

Income from continuing operations per share:
Basic	$0.22	$0.20	$0.55	$0.52

Diluted	$0.22	$0.19	$0.54	$0.51

Income from discontinued operations per share:
Basic	$—	$0.83	$—	$0.92

Diluted	$—	$0.83	$—	$0.91

Net income per share:
Basic	$0.22	$1.03	$0.55	$1.44

Diluted	$0.22	$1.02	$0.54	$1.42

Stock-based awards, including stock options and restricted stock units, representing 17,266,000 and 18,930,000 shares of common stock have been excluded from the diluted income per share calculations for the three and nine months ended December 31, 2006, respectively, and 17,170,000 and 17,210,000 shares of common stock have been excluded from the diluted income per share calculations for the three and nine months ended January 1, 2006, respectively. These stock-based awards have been excluded from the diluted income per share calculations because their effect was antidilutive. Contingently issuable shares of the Company’s common stock pursuant to performance plans associated with certain acquisitions are included, as appropriate, in the calculation of diluted income per share as of the beginning of the period in which the respective performance conditions are met.

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

Overview

We design and develop storage network infrastructure components sold to original equipment manufacturers, or OEMs, and distributors. We produce host bus adapters, or HBAs, Fibre Channel blade switches, Fibre Channel stackable switches and other fabric switches. In addition, we design and develop storage routers for bridging Fibre Channel and Internet Small Computer System Interface (SCSI), or iSCSI, networks and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. All of these products address the storage area network, or SAN, connectivity infrastructure requirements of small, medium and large enterprises. We also design and develop InfiniBandtm host channel adapters, or HCAs, and switches that provide connectivity infrastructure for clustered server fabrics in high-performance computing and enterprise-clustered database markets. Finally, we sell management controller chips for use in entry-level servers and storage subsystems. We serve our customers with solutions based on various connectivity technologies including Fibre Channel, InfiniBand, iSCSI and SCSI.

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

Business Combinations

On November 1, 2006, we acquired by merger all outstanding shares of SilverStorm Technologies, Inc. (SilverStorm). Cash consideration was $59.8 million, including $59.4 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.4 million for direct acquisition costs. SilverStorm provides end-to-end, high-performance interconnect fabric solutions for cluster and grid computing networks. The acquisition of SilverStorm expands our portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors. Infiniband is a high-performance, low-latency, server area fabric interconnect. The acquisition agreement required that $9 million of the consideration paid be placed into an escrow for 15 months in connection with certain standard representations and warranties. We have accounted for the escrowed amount as contingent consideration and, as such, have not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

The acquisition has been accounted for as a purchase business combination. The consideration paid in excess of the fair market value of the tangible net assets acquired, excluding the escrowed amount, totaled $49.7 million, which has been included in goodwill as of December 31, 2006. We are in the process of valuing the intangible assets acquired and expect to finalize the purchase price allocation in the first half of fiscal 2008. Upon completion of the valuation of the intangible assets acquired, amounts may be allocated to intangible assets and in-process research and development (IPR&D). To the extent a portion of the purchase price is allocated to IPR&D, we will recognize a charge to operating expenses for such amount.

On April 3, 2006, we acquired by merger all outstanding shares of PathScale, Inc. (PathScale). PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded our portfolio to include InfiniBand solutions. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15 million of the consideration paid be placed into an escrow for 18 months in connection with certain standard representations and warranties. We accounted for the escrowed amount as contingent consideration and, as such, have not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

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

The acquisition has been accounted for as a purchase business combination. Based on a preliminary purchase price allocation, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as IPR&D based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values resulted in goodwill of $71.1 million being recorded. Identifiable intangible assets included core/developed technology, customer relationships and other intangible assets and totaled $30.1 million. Identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from one to five years. We also recognized a charge of $1.6 million for IPR&D. We are in the process of finalizing the valuation of the intangible assets acquired and expect to complete it during the fourth quarter of fiscal 2007, which may result in adjustments to the amounts recorded.

We also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of our common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, we recognized $2.1 million and $6.4 million of compensation expense during the three and nine months ended December 31, 2006, respectively, and could recognize up to $8.4 million of additional compensation expense through April 2010.

In November 2005, we completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded our product line and, through the acquired intellectual property, enhanced certain of our current products, thereby providing greater functionality to our customers. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in the fourth quarter of fiscal 2006, we recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for IPR&D. During fiscal 2007, we finalized our valuation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million.

In addition, we entered into a performance plan with certain former Troika employees upon their employment with QLogic. The performance plan provides for the issuance of our common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, we recognized $0.3 million and $1.5 million of compensation expense during the three and nine months ended December 31, 2006, respectively, and could recognize up to $4.3 million of additional compensation expense through November 2009.

Discontinued Operations

In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business, or the Business, to Marvell Technology Group Ltd. (Marvell) for cash and shares of Marvell’s common stock. As a result of this transaction, all financial information related to the Business has been presented as discontinued operations. The following discussion and analysis excludes the Business and amounts related to the Business unless otherwise noted.

Third Quarter Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the third quarter of fiscal 2007 are as follows:

•	Net revenues of $157.6 million for the third quarter of fiscal 2007 increased sequentially by $12.3 million, or 8%, from $145.3 million in the second quarter of fiscal 2007.

•	Gross profit as a percentage of net revenues was 67.8% for the third quarter of fiscal 2007, compared to 68.5% for the second quarter of fiscal 2007. We continue to expect downward pressure on our gross profit percentage as a result of changes in product mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical trends and it may further decline in the future.

•	Operating income as a percentage of net revenues increased to 28.0% for the third quarter of fiscal 2007 from 27.0% in the second quarter of fiscal 2007.

•	Income from continuing operations of $35.5 million, or $0.22 per diluted share, in the third quarter of fiscal 2007 increased from $30.4 million, or $0.19 per diluted share, in the second quarter of fiscal 2007. Income from continuing operations included stock-based compensation expense, acquisition-related charges and the related income tax effects totaling $9.4 million for the third quarter of fiscal 2007 and $7.9 million for the second quarter of fiscal 2007.

•	Cash and cash equivalents and marketable securities of $555.3 million at December 31, 2006 increased $18.7 million from the balance at the end of the second quarter of fiscal 2007. During the third quarter of fiscal 2007, we generated $42.2 million of cash from continuing operations, received $12.5 million from escrow in connection with the sale of our hard drive controller and tape drive controller business, received

$25.5 million in proceeds from stock option exercises, and completed the previously announced acquisition of SilverStorm for $59.8 million.

•	Accounts receivable was $85.5 million as of December 31, 2006, compared to $69.5 million as of October 1, 2006. Days sales outstanding (DSO) in receivables increased to 49 days as of December 31, 2006 from 44 days as of October 1, 2006. Our DSO as of December 31, 2006 is consistent with normal seasonality for our third fiscal quarter and is comparable to 50 days as of the end of the third quarter of fiscal 2006. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO will range from approximately 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical trends and it may increase in the future.

•	Inventories were $44.5 million as of December 31, 2006, compared to $43.7 million as of October 1, 2006. Our annualized inventory turns in the third quarter of fiscal 2007 increased to 4.6 from the 4.2 turns in the second quarter of fiscal 2007.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In millions)

Net revenues:
SAN Infrastructure Products	$152.5	$120.4	$415.1	$338.2
Management Controllers	2.5	6.1	14.9	20.0
Other	2.6	2.7	9.6	5.4

Total net revenues	$157.6	$129.2	$439.6	$363.6

Percentage of net revenues:
SAN Infrastructure Products	97%	93%	95%	93%
Management Controllers	1	5	3	6
Other	2	2	2	1

Total net revenues	100%	100%	100%	100%

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

Our net revenues are derived primarily from the sale of SAN Infrastructure Products. Net revenues increased 22% to $157.6 million for the three months ended December 31, 2006 from $129.2 million for the three months ended January 1, 2006. This increase was primarily the result of a $32.1 million, or 27%, increase in revenue from SAN Infrastructure Products, partially offset by a $3.6 million decrease in revenue from Management Controllers. The increase in revenue from SAN Infrastructure Products was primarily due to a 42% increase in the quantity of Fibre Channel and iSCSI HBAs sold partially offset by a 7% decrease in average selling prices of these products, and a 20% increase in the quantity of Fibre Channel switches sold partially offset by a 7% decrease in average selling prices of Fibre Channel switches. Revenue from Management Controllers decreased 58% from the same period in the prior year due primarily to a 63% decrease in units sold. We expect revenue from Management Controllers to continue to decrease over time, as these products are not part of our core business and we are not investing in the development of new products. Net revenues for the three months ended December 31, 2006 included $2.6 million of other revenue. Other revenue, which includes royalties, non-recurring engineering fees and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

Net revenues increased 21% to $439.6 million for the nine months ended December 31, 2006 from $363.6 million for the nine months ended January 1, 2006. This increase was primarily the result of a $76.9 million, or 23%, increase in revenue from SAN Infrastructure Products. The increase in revenue from SAN Infrastructure Products was primarily due to a 39% increase in the quantity of Fibre Channel and iSCSI HBAs sold partially offset by a 9% decrease in average selling prices of these products, and a 26% increase in the quantity of Fibre Channel switches sold partially offset by an 11% decrease in average selling prices of Fibre Channel switches. Revenue from Management Controllers decreased $5.1 million, or 26%, from the same period in the prior year due primarily to a 28% decrease in units sold. Net revenues for the nine months ended December 31, 2006 included $9.6 million of other revenue.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80% of net revenues during the nine months ended December 31, 2006 and 77% of net revenues during the fiscal year ended April 2, 2006. Three of our customers each represented 10% or more of net revenues for fiscal 2006, and these same three customers continued to be the only customers representing 10% or more of net revenues for the nine months ended December 31, 2006.

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

Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In millions)

United States	$78.8	$68.4	$236.2	$199.1
Europe, Middle East and Africa	38.7	31.6	96.7	83.7
Asia-Pacific and Japan	29.7	27.7	86.8	78.7
Rest of the world	10.4	1.5	19.9	2.1

Total net revenues	$157.6	$129.2	$439.6	$363.6

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services, and costs associated with product procurement, inventory management and product quality. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In millions)

Gross profit	$106.9	$92.3	$299.8	$257.7
Percentage of net revenues	67.8%	71.4%	68.2%	70.9%

Gross profit for the three months ended December 31, 2006 increased $14.6 million, or 16%, from gross profit for the three months ended January 1, 2006, primarily due to the increase in net revenues. The gross profit percentage for the three months ended December 31, 2006 was 67.8% and declined from 71.4% for the corresponding period in the prior year. This decrease in gross profit percentage was due primarily to $2.2 million of amortization expense for intangible assets related to our acquisitions of PathScale and Troika and $0.5 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year. The decline in gross profit percentage was also impacted by an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices of our products.

Gross profit for the nine months ended December 31, 2006 increased $42.1 million, or 16%, from gross profit for the nine months ended January 1, 2006, primarily due to the increase in net revenues. The gross profit percentage for the nine months ended December 31, 2006 was 68.2% and declined from 70.9% for the corresponding period in the prior year. This decrease in gross profit percentage was due primarily to $7.5 million of amortization expense for intangible assets related to our acquisitions of PathScale and Troika and $1.4 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In millions)

Operating expenses:
Engineering and development	$34.0	$22.8	$99.5	$64.6
Sales and marketing	21.6	16.1	64.1	47.0
General and administrative	7.2	4.4	23.3	12.4
Purchased in-process research and development	—	—	1.9	—

Total operating expenses	$62.8	$43.3	$188.8	$124.0

Percentage of net revenues:
Engineering and development	21.6%	17.7%	22.7%	17.8%
Sales and marketing	13.7	12.5	14.6	12.9
General and administrative	4.6	3.3	5.3	3.4
Purchased in-process research and development	—	—	0.4	—

Total operating expenses	39.9%	33.5%	43.0%	34.1%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended December 31, 2006, engineering and development expenses increased to $34.0 million from $22.8 million for the three months ended January 1, 2006. Engineering and development expenses during the three months ended December 31, 2006 included $3.0 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year. In addition, engineering and development expenses increased during the three months ended December 31, 2006 from the comparable period in the prior year due to increases of $3.9 million in employment costs, $1.1 million in depreciation and equipment costs and $1.8 million of acquisition-related stock-based compensation charges, which were primarily due to our acquisitions.

During the nine months ended December 31, 2006, engineering and development expenses increased to $99.5 million from $64.6 million for the nine months ended January 1, 2006. Engineering and development expenses included $8.3 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year. In addition, engineering and development expenses increased during the nine months ended December 31, 2006 from the comparable period in the prior year due to increases of $12.0 million in employment costs, $6.0 million of acquisition-related stock-based compensation charges, $3.8 million in depreciation and equipment costs and $1.6 million in external engineering costs associated with new product development, which increases were primarily due to our acquisitions.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses will continue to increase in the future as a result of continued and increasing costs associated with new product development.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $21.6 million for the three months ended December 31, 2006 from $16.1 million for the three months ended January 1, 2006. The increase in sales and marketing expenses was due primarily to $1.8 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year, increases in employment costs of $1.2 million, acquisition-related stock-based compensation charges of $0.5 million, and a $1.5 million increase in promotional costs, which included the costs for our worldwide partner conferences, trade shows and other marketing programs.

Sales and marketing expenses increased to $64.1 million for the nine months ended December 31, 2006 from $47.0 million for the nine months ended January 1, 2006. The increase in sales and marketing expenses was due primarily to $5.9 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year, increases in employment costs of $5.1 million and acquisition-related stock-based compensation charges of $1.7 million, and a $2.2 million increase in promotional costs, which included the costs for our worldwide partner conferences, trade shows and other marketing programs.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses will continue to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $7.2 million for the three months ended December 31, 2006 from $4.4 million for the three months ended January 1, 2006 primarily due to $2.2 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year and an increase of $0.6 million in employment costs, partially offset by decreased bad debt expense of $0.5 million. In addition, during the three months ended January 1, 2006, we received a $0.7 million reimbursement from an insurance carrier related to the settlement of a prior legal matter.

General and administrative expenses increased to $23.3 million for the nine months ended December 31, 2006 from $12.4 million for the nine months ended January 1, 2006 primarily due to $7.0 million of stock-based compensation related to the adoption of SFAS 123R in the current fiscal year, an increase of $1.9 million in employment costs and an increase of $1.1 million in accounting and legal fees.

In connection with the growth of our business, we expect general and administrative expenses will increase in the future.

Purchased In-Process Research and Development.  In connection with our acquisitions of PathScale and Troika, we expensed $1.9 million for IPR&D during the three months ended July 2, 2006. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. We have not completed the valuation of the intangible assets related to our acquisition of SilverStorm. To the extent a portion of the purchase price is allocated to IPR&D, we will recognize a charge to operating expenses for such amount.

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

Interest and Other Income, Net

A summary of the components of our interest and other income, net is as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In millions)

Interest income	$6.3	$5.7	$19.1	$18.6
Loss on sale of marketable securities	(0.8)	(0.5)	(1.6)	(1.2)
Other	0.1	—	0.8	—

	$5.6	$5.2	$18.3	$17.4

Non-operating income is comprised primarily of interest income related to our portfolio of marketable securities. As of December 31, 2006, the Marvell common stock held by us had an unrealized loss of $2.7 million (net of related income taxes of $1.6 million). If these securities remain in an unrealized loss position, it may be necessary for us to recognize an impairment charge.

Income Taxes

Our effective income tax rate related to continuing operations decreased from 39% in fiscal 2006 to an estimated rate of 33% for fiscal 2007. The decrease in the estimated annual effective tax rate for fiscal 2007 is primarily due to a greater percentage of worldwide income being attributable to foreign operations and taxed in jurisdictions outside of the United States, the settlement of routine tax exams and expiration of the federal statute of limitations on an open tax year. The estimated annual effective income tax rate of 33% computed in the third quarter of fiscal 2007 decreased in comparison to the second quarter of fiscal 2007 primarily due to benefits associated with the retroactive reenactment of the federal research credit signed into law on December 20, 2006 (Tax Relief and Health Care Act of 2006) and the expiration of the federal statute of limitations on an open tax year. For the remainder of fiscal year 2007, we expect our effective tax rate to continue to benefit from our investment in foreign operations. However, our effective tax rate may be negatively impacted by the tax effects of acquisitions, including the acquisition of SilverStorm, and the implications surrounding the adoption of SFAS 123R. Furthermore, given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expectation for our effective tax rate.

Liquidity and Capital Resources

Our combined balances of cash and cash equivalents and marketable securities was $555.3 million at December 31, 2006, compared to $665.6 million at April 2, 2006. The decrease in cash, cash equivalents and marketable securities was due primarily to the acquisitions of PathScale and SilverStorm and purchases of our common stock pursuant to our stock repurchase program, partially offset by our cash generated by operations. We believe that our existing cash and cash equivalent balances, short-term marketable securities and cash flows from operating activities will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities was $120.7 million for the nine months ended December 31, 2006 and $105.0 million for the nine months ended January 1, 2006. Cash provided by operating activities increased notwithstanding a decrease in income from continuing operations as non-cash charges (depreciation and amortization, stock-based compensation, acquisition-related charges, deferred income taxes and other) increased $36.2 million from the prior year. Operating cash flow for the nine months ended December 31, 2006 reflects our income from continuing operations of $87.0 million and net non-cash charges of $44.6 million, offset by a net increase in the non-cash components of working capital of $10.9 million. The increase in the non-cash components of working capital was primarily due to a $14.2 million increase in accounts receivable and a $2.9 million increase in inventories, partially offset by a $3.0 million increase in deferred revenue, all associated with the expansion of our business. In addition, the timing of payment obligations resulted in a $2.8 million decrease in accounts payable, excluding the accounts payable assumed from SilverStorm, offset by a $5.7 million increase in income taxes payable.

Cash used in investing activities was $104.3 million for the nine months ended December 31, 2006 and consisted of net cash outflows of $107.1 million for the acquisition of PathScale and $59.3 million for the acquisition of SilverStorm, including the $15.0 million and $9.0 million placed in escrow, respectively, and additions to property and equipment of $23.6 million, partially offset by net sales and maturities of marketable securities of $73.2 million and the receipt of $12.5 million from an escrow account related to the sale of our hard disk drive controller and tape drive controller business. During the nine months ended January 1, 2006, cash used in investing activities of $16.2 million included net cash outflows of $35.2 million for the acquisition of Troika, additions to property and equipment of $18.2 million, and $12.0 million placed in escrow related to the sale of our hard disk drive controller and tape drive controller business, partially offset by net sales and maturities of marketable securities of $49.2 million.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $49.9 million for the nine months ended December 31, 2006 resulted primarily from our purchase of $85.6 million of common stock under our stock repurchase program and the repayment of a $1.6 million line of credit assumed in the SilverStorm acquisition, partially offset by $31.0 million of proceeds from the issuance of common stock under our stock plans, and a related $6.3 million tax benefit. During the nine months ended January 1, 2006, the $402.6 million of cash used in financing activities resulted from the use of $415.0 million for the purchase of common stock under our stock repurchase programs, partially offset by $12.4 million of proceeds from the issuance of common stock under our stock plans.

Since fiscal 2003, our Board of Directors has approved various stock repurchase programs that authorized us to repurchase up to an aggregate of $750 million of our outstanding common stock. The most recent program was approved in November 2005 and authorized us to repurchase up to $200 million of our outstanding common stock. During the nine months ended December 31, 2006, we purchased 5.0 million shares for an aggregate purchase price of $85.6 million under the November 2005 plan. As of December 31, 2006, there was $104.4 million remaining available under the November 2005 plan. Since fiscal 2003, we have purchased a total of $645.6 million of our common stock under programs authorized by our Board of Directors.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 31, 2006, and their impact on our cash flows in future fiscal years, is as follows:

	2007
	(Remaining
	three months)	2008	2009	2010	2011	Thereafter	Total
	(In millions)

Operating leases	$1.0	$3.6	$2.3	$1.4	$0.9	$0.8	$10.0
Non-cancelable purchase obligations	44.0	2.1	—	—	—	—	46.1

Total	$45.0	$5.7	$2.3	$1.4	$0.9	$0.8	$56.1

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2006, the carrying value of our cash and cash equivalents approximates fair value.

Our investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of three years or less. Consequently, such securities are not subject to significant interest rate risk. In addition, we currently hold 910,000 shares of Marvell common stock with a cost basis of $23.97 per share. As of December 31, 2006, the fair value of this stock was $19.19 per share. Marketable equity securities for high technology companies, such as Marvell, historically have experienced high volatility. Shares of Marvell common stock have traded between $16.32 and $35.32 during the twelve months ended December 31, 2006.

All of our marketable securities are classified as available for sale and, as of December 31, 2006, unrealized losses of $4.0 million (net of related income taxes) on these securities are included in accumulated other comprehensive loss.

Item 4.	Controls and Procedures

As of the end of the quarter ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in customer, geographic or product mix;

•	introduction of new products, including products with price-performance advantages;

•	our inability to reduce production costs;

•	entry into new markets or the acquisition of new businesses;

•	sales discounts;

•	increases in material or labor costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.

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

Our stock price may be volatile.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:

•	announcements concerning our competitors, our customers, or us;

•	quarterly fluctuations in our operating results;

•	differences between our actual operating results and the published expectations of analysts;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the markets in which we operate;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.

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

We believe that to remain competitive in the future, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, which may adversely affect the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenue or cash flows from any one of our customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 80% and 77% of net revenues for the nine months ended December 31, 2006 and the fiscal year ended April 2, 2006, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation. In the Fibre Channel switch products market, we compete primarily with Brocade Communications Systems, Inc. and McDATA Corporation. In the InfiniBand HCA market, we compete primarily with Mellanox Technologies, Ltd. In the InfiniBand switch market, we compete primarily with Voltaire, Inc. We may also compete with some of our computer and storage systems customers, some of which have the capability to develop products comparable to those we offer.

We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved characteristics. While we continue to devote significant resources to research and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. Further, several of our competitors have greater resources devoted to securing semiconductor foundry capacity because of long-term agreements regarding supply flow, equity or financing agreements or direct ownership of a foundry. In addition, while relatively few competitors offer a full range of SAN and server interconnect products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

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

LSI Logic Corporation has recently announced a transaction to acquire Agere Systems, Inc. Both LSI Logic Corporation and Agere Systems, Inc. are QLogic suppliers. This transaction, if completed, will reduce the number of companies we can use to produce our semiconductor products.

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

Historically, the electronics industry has developed higher performance ASICs, which create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously offered ASICs to customers for certain applications that have effectively resulted in a lower-priced solution when compared to an HBA solution. This transition to ASICs may also occur with respect to other current and future products. The result of this transition may have an adverse effect on our business, financial condition or results of operations. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange server and storage solutions to products for the small and medium-sized business market or if our customers shifted to lower cost products that could replace our HBA solutions.

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

Our management has determined that our disclosure controls and procedures were effective as of December 31, 2006 and that there was no change in our internal control over financial reporting during our quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. As we acquire companies and expand operations into foreign locations, integrating and managing the internal controls process becomes more complex, requires additional resources and creates additional risk that our internal controls will not operate as designed. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS) and similar legislation in China. In addition, recycling, labeling and related requirements have already begun to apply to products we sell in Europe. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. We also must successfully manage the transition to RoHS-compliant products in order to minimize the effects of product inventories that may become excess or obsolete, as well as ensure that sufficient supplies of RoHS-compliant products can be delivered to meet customer demand. Failure to manage this transition may adversely impact our revenues and operating results. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

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

International revenues accounted for 46% and 45% of our net revenues for the nine months ended December 31, 2006 and the fiscal year ended April 2, 2006. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

Although we have patent protection on certain aspects of our technology in some jurisdictions, we rely primarily on trade secrets, trademarks, copyrights and contractual provisions to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. There also can be no assurance that any patents we possess will not be invalidated, circumvented or challenged. In addition, we have trademark protection in a number of jurisdictions. We have taken steps in several jurisdictions to enforce our trademarks against third parties. No assurances can be given that we will ultimately be successful in protecting our trademarks. The laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. If we fail to protect our intellectual property rights, our business would be negatively impacted.

Disputes relating to claimed infringement of intellectual property rights may adversely affect our business.

We have received notices of claimed infringement of intellectual property rights in the past and have been involved in intellectual property litigation in the past. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us with respect to existing and future products. In addition, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive and time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

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

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	Change in Control Severance Agreement between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006).
10.2	Change in Control Severance Agreement between QLogic Corporation and Anthony J. Massetti.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Anthony J. Massetti
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 30, 2007

EXHIBIT INDEX

Exhibit No.

10.1	Change in Control Severance Agreement between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006).
10.2	Change in Control Severance Agreement between QLogic Corporation and Anthony J. Massetti.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.