Form 10-K
period 2007-04-01
QLOGIC CORP
filed 2007-05-25
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended April 1, 2007

Commission File No. 0-23298
QLogic Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0537669
(State of incorporation)	(I.R.S. Employer Identification No.)

26650 Aliso Viejo Parkway Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

(949) 389-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 29, 2006 was $2,976,628,794 (based on the closing price for shares of the Registrant’s common stock as reported by The NASDAQ Stock Market on such date).

As of May 18, 2007, 153,529,673 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Item 1.	Business

Introduction

QLogic Corporation was organized as a Delaware corporation in 1992. Our principal executive offices are located at 26650 Aliso Viejo Parkway, Aliso Viejo, California 92656, and our telephone number at that location is (949) 389-6000. Our Internet address is www.qlogic.com. The Company’s Annual Report of Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendment to these reports, that we file with the Securities and Exchange Commission (SEC) are available free of charge on our website as soon as reasonably practicable after those reports are electronically filed with the SEC. On November 4, 2005, we completed the sale of our hard disk drive controller and tape drive controller business. On November 8, 2005, we completed the acquisition of the assets of Troika Networks, Inc. (Troika); on April 3, 2006, we completed the acquisition of PathScale, Inc. (PathScale); and on November 1, 2006, we completed the acquisition of SilverStorm Technologies, Inc. (SilverStorm).

Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.

All references to years refer to our fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005, as applicable, unless calendar years are specified. All references to share and per share data have been adjusted to reflect the effects of our stock split in March 2006.

Overview

We are a supplier of high-performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers, or OEMs, and distributors. We produce host bus adapters, or HBAs, and Fibre Channel switches, including core, blade and stackable switches. In addition, we design and develop storage routers for bridging Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, networks and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. We are also a supplier of InfiniBand® switches, including edge fabric switches and multi-protocol fabric directors, and InfiniBand host channel adapters, or HCAs, for emerging High Performance Computing Cluster, or HPCC, environments. Finally, we supply enclosure management and baseboard management products. All of these solutions address the storage area network, or SAN, or server fabric connectivity infrastructure requirements of small, medium and large enterprises. We serve our customers with solutions based on various connectivity technologies including Fibre Channel, InfiniBand, iSCSI and Small Computer Systems Interface.

Customers, Markets and Applications

Our customers rely on our SAN infrastructure and server fabric infrastructure technology to deliver solutions to information technology professionals in virtually every business sector.

Our products are found primarily in server, workstation and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. The business applications that drive requirements for our high-performance interconnect infrastructure include:

•	Data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film/video, broadcast, medical imaging, computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering, high-speed backup and data replication; and

•	Research and scientific applications.

Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, International Business Machines

Corporation, Network Appliance, Inc., Sun Microsystems, Inc. and many others. For information regarding our major customers, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Our SAN Solutions

Our ability to serve the storage industry stems from our broad product line of SAN infrastructure solutions. On the server side of the SAN, we provide Fibre Channel and iSCSI HBAs. Connecting servers to storage, we provide the network infrastructure with a broad line of Fibre Channel switches, including core, blade and stackable switches. In addition, we provide storage routers for bridging Fibre Channel and iSCSI networks, storage services platforms and certain enclosure management and baseboard management products.

We have focused on providing our customers with solutions that are pre-tested and easy to install and, as a result, are designed to significantly reduce the critical implementation and time-to-market effort for OEMs. Today, our SAN infrastructure components are found in solutions from many major server and storage OEMs worldwide.

Our Server Fabric Solutions

Our server fabric solutions are based on InfiniBand technology. InfiniBand is a high-performance, low-latency, server area fabric interconnect. Our ability to successfully address the requirements of server vendors targeting HPCC environments is enhanced by our experience and success addressing the server to storage connectivity demands of these same customers. Our InfiniBand products, including HCAs, edge fabric switches and multi-protocol fabric directors, provide high-performance interconnect fabric solutions for cluster and grid computing networks.

Sales and Marketing

Our products are marketed and sold primarily to OEMs by our internal sales team supported by field sales and systems engineering personnel. In addition, we sell our products through a network of regional and international distributors.

In domestic and in certain international markets, we maintain both a sales force to serve our large OEM customers and distributors that are focused on medium-sized and emerging accounts. We maintain a focused business development and outbound marketing organization to assist, train, equip and augment the sales organizations of our major OEM customers and their respective reseller organizations and partners. We maintain sales office locations in the United States and various international locations. For information regarding revenue by geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

We work with our large storage subsystem and computer system OEM customers during their design cycles. We support these customers with pre-sales system design support and services, as well as training classes and seminars conducted both in the field and from our worldwide offices.

Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers. The sales cycle typically begins with one of our product designs being selected as a component in a potential customer’s computer system or data storage peripheral. Then, we work closely with the customer to integrate our components with the customer’s current and next generation products or platforms. The product development to shipment cycle typically ranges from six to eighteen months.

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

Engineering and Development

Our industry is subject to rapid and regular technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural and systems expertise to address a broad range of input/output, or I/O, SAN and server fabric solutions.

We are engaged in the design and development of Fibre Channel switches; switch components; and iSCSI and Fibre Channel I/O controllers and HBAs. We also design and develop InfiniBand-based HCAs and switches for server fabric environments; storage routers for bridging Fibre Channel and iSCSI networks; and storage services platforms. We are also in the early stages of developing solutions based on Fibre Channel over Ethernet technology.

We continue to invest in research and development to expand our capabilities to address the emerging technologies in the rapid evolution of the storage networking industry. During fiscal 2007, 2006 and 2005, we incurred engineering and development expenses of $135.3 million, $89.8 million, and $82.8 million, respectively.

Backlog

A substantial portion of our sales with OEM customers are transacted through hub arrangements whereby our products are purchased on a just-in-time basis and fulfilled from warehouse facilities, or hubs, in proximity to the facilities of our customers or their contract manufacturers. Our sales are made primarily pursuant to purchase orders, including blanket purchase orders for hub arrangements. Because of the hub arrangements with our customers and industry practice which allows customers to cancel or change orders with limited advance notice, we believe that backlog at any particular date is not a reliable indicator of our future revenue levels and is not material to understanding our business.

Competition

The markets for SAN and server fabric infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;

•	product quality, reliability and performance;

•	price;

•	new product innovation;

•	customer relationships;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of components in the SAN and server fabric infrastructure.

While we expect competition to continue to increase and evolve, we believe that we compete effectively with respect to each of these factors.

Due to the broad array of components required in the SAN and server fabric infrastructure, we compete with several companies. In the Fibre Channel HBA market, our primary competitor is Emulex Corporation. In the iSCSI HBA market, our primary competitor is Broadcom Corporation and we also compete with companies offering software initiator solutions. In the Fibre Channel switch, storage router and storage services platform market, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand HCA and switch markets, we compete primarily with Voltaire, Inc., Cisco Systems, Inc. and Mellanox Technologies Ltd.

Manufacturing

We use outside suppliers and foundries to manufacture our products. This approach allows us to avoid the high costs of owning, operating, maintaining and upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing, and supply chain management. Prior to the sale of our products, final tests are performed to ensure quality. Product test, customer-specific configuration and product localization are completed by third-party service providers or QLogic. We also provide fabrication process reliability tests and conduct failure analysis to confirm the integrity of our quality assurance procedures.

Our semiconductors are currently manufactured by a number of domestic and offshore foundries. Our semiconductor suppliers include International Business Machines Corporation, LSI Corporation, Samsung Semiconductor, Inc. and Taiwan Semiconductor Manufacturing Company. Most of our products are manufactured using 0.18, 0.13 or 0.09 micron process technology. Newer technologies using 65 nanometer process technologies (0.065 micron) are currently under development. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

We depend on foundries to allocate a portion of their capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term agreements with any of these foundries; we purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing foundries, and intend to qualify new foundries, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current foundry relationships or obtain additional capacity.

We currently purchase our semiconductor products from foundries either in finished or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form, and to assemble our HBA, switch, HCA and other products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. For our HBA, switch, HCA and other products, we use third-party suppliers for material procurement and assembly in a turnkey model. Following the assembly of our products, they are further tested and inspected prior to shipment to our customers.

Most component parts used in our HBA and HCA products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or results of operations.

Intellectual Property

While we have a number of patents issued and additional patent applications pending in the United States, Canada, Europe and Asia, we rely primarily on our trade secrets, trademarks, copyrights and contractual provisions to protect our intellectual property. We attempt to protect our proprietary information through confidentiality agreements and contractual provisions with our customers, suppliers, employees and consultants, and through other security measures. However, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all.

Our ability to compete may be affected by our ability to protect our intellectual property. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. We believe our technical expertise and ability to introduce new products on a timely basis at competitive prices will be more important in maintaining our competitive position than protection of our intellectual property.

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

Environment

Many of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in China which became effective March 1, 2007. The European Union has finalized the Waste Electrical and Electronic Equipment, or WEEE, Directive and various European countries have enacted related legislation which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.

Environmental costs are presently not material to our results of operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Employees

We had 973 employees as of May 18, 2007. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise publicly disclosed by the Company.

Our operating results may fluctuate in future periods, which could cause our stock price to decline.

We have experienced, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. In addition, there can be no assurance that we will maintain our current gross margins or profitability in the future. A significant portion of our net revenues in each fiscal quarter results from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the time, availability and sale of new products;

•	shifts or changes in technology;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our OEM customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	changes in accounting rules;

•	changes in our accounting policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact information technology, or IT, spending.

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

We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in product mix;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price-performance advantages;

•	our inability to reduce production or component costs;

•	entry into new markets or the acquisition of new businesses;

•	sales discounts;

•	increases in material or labor costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.

Our revenues may be affected by changes in IT spending levels.

In the past, unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, even if IT spending rates increase, we cannot be certain that the market for SAN and server fabric infrastructure solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

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

The markets in which we compete involve rapidly changing technology, evolving industry standards and continuing improvements in products and services. Our future success depends, in part, on our ability to:

•	enhance our current products and develop and introduce in a timely manner new products that keep pace with technological developments and industry standards;

•	compete effectively on the basis of price and performance; and

•	adequately address OEM and end-user customer requirements and achieve market acceptance.

We believe that to remain competitive, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors are developing alternative technologies, which may adversely affect the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenues or cash flows from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 80% and 77% of net revenues for fiscal year 2007 and 2006, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

A large percentage of our products are sold to customers who experience seasonality and uneven sales patterns in their businesses. As a result, we could continue to experience similar seasonality and uneven sales patterns. We believe this uneven sales pattern is a result of many factors including:

•	the tendency of our customers to close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter;

•	spikes in sales during the fourth quarter of each calendar year that some of our customers experience; and

•	differences between our quarterly fiscal periods and the fiscal quarters of our customers.

In addition, as our customers increasingly require us to maintain products at hub locations near their facilities, it becomes easier for our customers to order products with very short lead times, which makes it increasingly difficult for us to predict sales trends. Our uneven sales pattern also makes it extremely difficult to predict the demand of our customers and adjust manufacturing capacity accordingly. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could have a material adverse effect on quarterly revenues and earnings.

Competition within our product markets is intense and includes various established competitors.

The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation and we also compete with companies offering software initiator solutions. In the Fibre Channel switch, storage router and storage services platform markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand HCA and switch markets, we compete primarily with Voltaire, Inc., Cisco Systems, Inc. and Mellanox Technologies, Ltd. We may also compete with some of our computer and storage systems customers, some of which have the capability to develop products comparable to those we offer.

We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved features. While we continue to devote significant resources to research and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. In addition, while relatively few competitors offer a full range of SAN and server fabric infrastructure products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

We expect the pricing of our products to continue to decline, which could reduce our revenues, gross margins and profitability.

We expect the average unit prices of our products (on a product to product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing costs, our total revenues and gross margins may decline. In addition, we must develop and introduce new products and product enhancements. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our operating results and gross margins may be below our expectations and the expectations of investors and public market analysts, and our stock price could be negatively affected.

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

As a result of these factors regarding our distributors or other unrelated factors, the reseller customers of our distributors could decide to purchase products developed and manufactured by our competitors. Any loss of demand for our products by value-added resellers and system integrators could have a material adverse effect on our business or operating results.

We are dependent on sole source and limited source suppliers for certain key components.

We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits, or ASICs, from single sources and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources.

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

Third-party subcontractors located outside the United States assemble and test certain products for us. To the extent that we rely upon third-party subcontractors to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. If any of these subcontractors experience capacity constraints or financial difficulties, suffer damage to their facilities, experience power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner.

In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product, and we may not always be able to satisfy the qualification requirements of these customers. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed resulting in loss of revenues and our competitive position and relationship with customers could be harmed.

We depend on our relationships with silicon chip suppliers and a loss of any of these relationships may lead to unpredictable consequences that may harm our results of operations if alternative supply sources are not available.

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

The number of suppliers we use may decrease as a result of business combinations involving these suppliers. For example, LSI Corporation recently acquired Agere Systems, Inc. Both LSI Corporation and Agere Systems, Inc. were QLogic suppliers. This transaction has reduced the number of companies we can use to produce our semiconductor products.

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

As new or enhanced products are introduced, including the transition from 2Gb to 4Gb Fibre Channel products, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demand. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business or financial results. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand. Any such adverse events could have a material adverse effect on our business, financial condition or results of operations.

Historically, the electronics industry has developed higher performance ASICs, which create chip level solutions that replace selected board level or box level solutions at a significantly lower average selling price. We have previously offered ASICs to customers for certain applications that have effectively resulted in a lower-priced solution when compared to an HBA solution. This transition to ASICs may also occur with respect to other current and future products. The result of this transition may have an adverse effect on our business, financial condition or results of operations. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange server and storage solutions to products for the small and medium-sized business market or if our customers shifted to lower cost products that could replace our HBA or HCA solutions.

Environmental compliance costs could adversely affect our net income.

Many of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws.

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of

July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS) and similar legislation in China which became effective on March 1, 2007. In addition, certain recycling, labeling and related requirements have already begun to apply to products we sell internationally. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. We also must successfully manage the transition to RoHS-compliant products in order to minimize the effects of product inventories that may become excess or obsolete, as well as ensure that sufficient supplies of RoHS-compliant products can be delivered to meet customer demand. Failure to manage this transition may adversely impact our revenues and operating results. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

The European Union has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the European Union to enact the directive in their respective countries was August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

Because we depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 46% and 45% of our net revenues for fiscal year 2007 and 2006, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

•	a greater difficulty of administering and managing our business globally;

•	compliance with multiple and potentially conflicting regulatory requirements, such as import or export requirements, tariffs and other barriers;

•	less effective intellectual property protections;

•	potentially longer accounts receivable cycles;

•	currency fluctuations;

•	overlapping or differing tax structures;

•	political and economic instability, including terrorism and war; and

•	general trade restrictions.

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

In addition, we and our customers are subject to various import and export regulations of the United States government and other countries. Certain government export regulations apply to the encryption or other features contained in some of our products. Changes in or violations of any such import or export regulations could materially and adversely affect our business, financial condition and results of operations.

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

Our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with our existing business. Mergers and acquisitions involve numerous risks, including:

•	the failure of markets for the products of acquired companies to develop as expected;

•	uncertainties in identifying and pursuing target companies;

•	difficulties in the assimilation of the operations, technologies and products of the acquired companies;

•	the existence of unknown defects in acquired companies’ products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	the diversion of management’s attention from other business concerns;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	risks associated with assuming the legal obligations of acquired companies;

•	risks related to the effect that acquired companies’ internal control processes might have on our financial reporting and management’s report on our internal control over financial reporting;

•	the potential loss of, or impairment of our relationships with, current customers or failure to retain the acquired companies’ customers;

•	the potential loss of key employees of acquired companies; and

•	the incurrence of significant exit charges if products acquired in business combinations are unsuccessful.

Further, we may never realize the perceived benefits of a business combination. Future acquisitions by us could negatively impact gross margins or dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/impairment charges related to intangible assets, all of which could materially and adversely affect our financial position or results of operations. In addition, our effective tax rate for future periods could be negatively impacted by mergers and acquisitions.

We have made, and could make in the future, investments in technology companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a materially adverse effect on our financial position and results of operations.

While the usage of InfiniBand technology has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among IT vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. InfiniBand may fail to effectively compete with other technologies, which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also impacted by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by the industry and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products.

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

We have historically used stock options and other forms of stock-based compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage retention of key personnel, and provide competitive compensation packages. In recent periods, many of our employee stock options were granted with exercise prices which exceed our current stock price, which reduces their value to employees and could affect our ability to retain employees. As a result of our adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” in fiscal 2007, the use of stock options and other stock-based awards to attract and retain key personnel may be limited. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock-based awards to employees in the future, which may result in changes in our stock-based compensation strategy. These and other developments relating to the provision of stock-based compensation to employees could make it more difficult to attract, retain and motivate key personnel.

We may experience difficulties in transitioning to smaller geometry process technologies.

We expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Currently, most of our products are manufactured in 0.18, 0.13 and 0.09 micron geometry processes. In addition, we have begun to develop certain new products with 65 nanometer (0.065 micron) geometry process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

Our proprietary rights may be inadequately protected and difficult to enforce.

Although we have patent protection on certain aspects of our technology in some jurisdictions, we rely primarily on trade secrets, trademarks, copyrights and contractual provisions to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. There also can be no assurance that any patents we possess will not be invalidated, circumvented or challenged. In addition, we have trademark protection in a number of jurisdictions. We have taken steps in several jurisdictions to enforce our trademarks against third parties. No assurances can be given that we will ultimately be successful in protecting our trademarks. The laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. If we fail to protect our intellectual property rights, our business could be negatively impacted.

Disputes relating to claimed infringement of intellectual property rights may adversely affect our business.

We have received notices of claimed infringement of intellectual property rights in the past and have been involved in intellectual property litigation in the past. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us with respect to existing and future products. In addition, individuals and groups are purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive, time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

Dependance on third-party technology could adversely affect our business.

Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that necessary licenses will be available on acceptable terms, if at all. In addition, we may have little or no ability to correct errors in the technology provided by such third parties, or to continue to develop new generations of such technology. Accordingly, we may be dependent on their ability and willingness to do so. In the event of a problem with such technology, or in the event that our rights to use such technology become impaired, we may be unable to ship our products containing such technology, and may be unable to replace the technology with a suitable alternative within the time frame needed by our customers. The inability to find suitable alternatives to third-party technology, obtain certain licenses or obtain such licenses on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse impact on our business, results of operations and financial condition.

If we fail to carefully manage the use of “open source” software in our products, we may be required to license key portions of our products on a royalty-free basis or expose key parts of source code.

Certain of our software (as well as that of our customers) may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL) which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Additionally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt FIN 48 during the first quarter of fiscal 2008. We have not determined the impact FIN 48 will have on our financial statements. There is a risk that the adoption of FIN 48 could result in a cumulative adjustment to retained earnings and future interperiod effective income tax rate volatility.

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

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes, or other natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, some of our products are manufactured or sold in regions which have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane or tsunami, affecting a country in which our products are manufactured or sold could adversely affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal product development, operations, sales and corporate offices are located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We own each of these buildings. As part of the acquisition of SilverStorm in fiscal 2007, we assumed a 19,000 square foot lease in King of Prussia, Pennsylvania. QLogic executed an office lease for 98,000 square feet of office space in Shakopee, Minnesota, scheduled for occupancy in October 2007. We lease design centers in Eden Prairie, Minnesota, Austin, Texas, and both Mountain View and Roseville, California, and lease an operations, sales and postponement facility located near Dublin, Ireland. We also maintain sales offices at various locations in the United States, Europe and Southeast Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Prices

Shares of our common stock are traded and quoted on The NASDAQ Stock Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent fiscal years as reported on The NASDAQ Stock Market. Share prices have been adjusted to reflect the two-for-one stock split of our common stock in March 2006.

	Sales Prices
Fiscal 2007	High	Low

First Quarter	$21.62	$16.68
Second Quarter	19.50	15.86
Third Quarter	22.94	18.55
Fourth Quarter	22.46	16.51

	Sales Prices
Fiscal 2006	High	Low

First Quarter	$20.74	$14.58
Second Quarter	17.94	15.28
Third Quarter	17.15	14.10
Fourth Quarter	21.44	15.93

Number of Common Stockholders

The approximate number of record holders of our common stock was 563 as of May 18, 2007.

Dividends

We have never paid cash dividends on our common stock and currently have no intention to do so. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes, including repurchases of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our operating results, financial condition and other factors as the board of directors, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2007.

Issuer Purchases of Equity Securities

On November 7, 2005, we announced a stock repurchase program authorizing the purchase of up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2007 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

January 1, 2007 — January 28, 2007	461,015	$19.21	461,015	$95,526,000
January 29, 2007 — February 25, 2007	2,069,815	$18.36	2,069,815	$57,531,000
February 26, 2007 — April 1, 2007	1,790,556	$17.10	1,790,556	$26,921,000

Total	4,321,386	$17.93	4,321,386	$26,921,000

Prior to January 1, 2007, we purchased 5,574,873 shares under this program for an aggregate purchase price of $95.6 million.

In April 2007, our Board of Directors authorized a new program to repurchase up to an additional $300 million of our outstanding common stock.

Equity Compensation Plan Information

We currently maintain the following equity compensation plans:

•	QLogic Corporation 2005 Performance Incentive Plan

•	QLogic Corporation 1998 Employee Stock Purchase Plan (ESPP)

•	QLogic Corporation Stock Awards Plan

•	QLogic Corporation Non-Employee Director Stock Option Plan

Each of the plans identified above was approved by our stockholders. Although there are outstanding equity-based awards under the QLogic Corporation Stock Awards Plan and the QLogic Corporation Non-Employee Director Stock Option Plan, we are no longer authorized to issue new equity-based awards under either of these plans.

The following table sets forth, for these plans and other stock option grants, the number of shares of our common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of April 1, 2007:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to be				Under Equity
	Issued Upon Exercise of		Weighted-Average		Compensation Plans
	Outstanding Options,		Exercise Price of		as of April 1, 2007
	Warrants and Rights		Outstanding Options,		(Excluding Securities
	as of April 1, 2007		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	26,319,439	(1)	$20.97	(2)	13,205,697	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	26,319,439		$20.97		13,205,697

(1)	Of these shares, 25,380,599 were subject to outstanding stock options and 938,840 were subject to outstanding awards of restricted stock units. This number does not include options outstanding under the ESPP for the offering period in progress on April 1, 2007 as the number of shares subject to those options is indeterminable until the end of the offering period. This number also does not include options to purchase an aggregate of 746,105 shares, at a weighted-average exercise price of $22.60, granted under plans assumed in connection with certain acquisition transactions. No additional awards may be granted under these assumed plans.

(2)	This calculation does not reflect options outstanding under the ESPP for the offering period in progress on April 1, 2007 as the exercise price of those options is not determinable until the end of the offering period and does not reflect the outstanding restricted stock units.

(3)	Of these shares, 10,720,623 were available for additional award grants under the 2005 Performance Incentive Plan and 2,485,074 were available for additional purchases under the ESPP. The shares available for awards under the 2005 Performance Incentive Plan are, subject to certain other limits of the 2005 Performance Incentive Plan, generally available for any type of award authorized under the 2005 Performance Incentive Plan including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards, performance unit awards and other stock-based awards.

Stockholder Return Performance Presentation

The performance graph below shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under the Acts.

The following graph compares, for the five-year period ended April 1, 2007, the cumulative total stockholder return for the Company’s common stock, the Standard & Poor’s 500 Index (S&P 500 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of the Company’s fiscal years ended March 31, 2002, March 30, 2003, March 28, 2004, April 3, 2005, April 2, 2006 and April 1, 2007. The graph assumes that $100 was invested on March 31, 2002 in the common stock of the Company, the S&P 500 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
AMONG QLOGIC CORPORATION, THE STANDARD & POOR’S 500 INDEX
AND THE NASDAQ COMPUTER INDEX

	Cumulative Total Return
	3/31/02	3/30/03	3/28/04	4/3/05	4/2/06	4/1/07
QLogic Corporation	$100.00	$77.18	$84.67	$81.42	$78.15	$68.66
S&P 500 Index	100.00	75.24	101.66	108.47	121.19	135.52
NASDAQ Computer Index	100.00	64.58	91.42	92.54	105.14	110.83

*$100 invested on 3/31/02 in stock or index-including reinvestment of dividends.
Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended(1)(2)
	April 1,	April 2,	April 3,	March 28,	March 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data
Net revenues	$586,697	$494,077	$428,719	$387,156	$301,788
Cost of revenues	191,982	144,246	121,074	115,297	107,073

Gross profit	394,715	349,831	307,645	271,859	194,715

Operating expenses:
Engineering and development	135,315	89,753	82,791	75,893	65,886
Sales and marketing	86,731	64,416	54,582	48,449	39,780
General and administrative	31,044	17,295	16,659	18,102	14,011
Purchased in-process research and development	3,710	10,510	—	—	—

Total operating expenses	256,800	181,974	154,032	142,444	119,677

Operating income	137,915	167,857	153,613	129,415	75,038
Interest and other income, net	16,872	32,627	17,873	16,844	17,356

Income from continuing operations before income taxes	154,787	200,484	171,486	146,259	92,394
Income taxes	49,369	78,653	60,071	57,698	35,865

Income from continuing operations	105,418	121,831	111,415	88,561	56,529
Income from discontinued operations, net of income taxes	—	161,757	46,181	45,112	46,944

Net income	$105,418	$283,588	$157,596	$133,673	$103,473

Income from continuing operations per share:
Basic	$0.66	$0.71	$0.60	$0.47	$0.30

Diluted	$0.66	$0.70	$0.59	$0.46	$0.30

Income from discontinued operations per share:
Basic	$—	$0.95	$0.25	$0.24	$0.25

Diluted	$—	$0.93	$0.25	$0.23	$0.24

Net income per share:
Basic	$0.66	$1.66	$0.85	$0.71	$0.55

Diluted	$0.66	$1.63	$0.84	$0.69	$0.54

Balance Sheet Data
Cash and cash equivalents and short-term marketable securities	$543,922	$665,640	$812,338	$743,034	$643,197
Total assets	971,359	937,707	1,026,340	926,126	815,043
Total stockholders’ equity	874,531	859,354	956,183	867,718	750,735

(1)	The statement of operations data for all periods presented reflects the operating results of the hard disk drive controller and tape drive controller business as discontinued operations.

(2)	The per share amounts for all periods presented reflect the effects of the two-for-one split of our common stock in March 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and related notes. This discussion also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Part I, Item 1A “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a supplier of high-performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers, or OEMs, and distributors. We produce host bus adapters, or HBAs, and Fibre Channel switches, including core, blade and stackable switches. In addition, we design and develop storage routers for bridging Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, networks and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. We are also a supplier of InfiniBand® switches, including edge fabric switches and multi-protocol fabric directors, and InfiniBand host channel adapters, or HCAs, for emerging High Performance Computing Cluster, or HPCC, environments. Finally, we supply enclosure management and baseboard management products. All of these solutions address the storage area network, or SAN, or server fabric connectivity infrastructure requirements of small, medium and large enterprises. We serve our customers with solutions based on various connectivity technologies including Fibre Channel, InfiniBand, iSCSI and Small Computer Systems Interface, or SCSI.

Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Sun Microsystems, Inc. and many others.

We have adopted a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2007 and 2006 each comprised fifty-two weeks and fiscal year 2005 comprised fifty-three weeks.

Business Combinations

SilverStorm Technologies

In November 2006, we acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.9 million, including $59.4 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. SilverStorm provided end-to-end, high-performance interconnect fabric solutions for cluster and grid computing networks. The acquisition of SilverStorm expanded our portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors. The acquisition agreement required that $9.0 million of the consideration paid be placed into escrow for 15 months in connection with certain standard representations and warranties. We accounted for the escrowed amount as contingent consideration and, as such, have not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

Based on a preliminary purchase price allocation, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development (IPR&D), based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. We are in the process of finalizing the valuation of the intangible assets acquired and expect to finalize the purchase price allocation in fiscal 2008, which may result in adjustments to the amounts recorded principally related to the availability of net operating loss carryforwards and other tax benefits from the acquisition.

PathScale

In April 2006, we acquired PathScale, Inc. (PathScale) by merger. PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded our portfolio to include InfiniBand solutions. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15.0 million of the consideration paid be placed into escrow for 18 months in connection with certain standard representations and warranties. We accounted for the escrowed amount as contingent consideration and, as such, have not recorded it as a component of the purchase price as the outcome of the related contingencies is not yet determinable beyond a reasonable doubt. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

We also converted unvested PathScale stock options for continuing employees into options to purchase 308,000 shares of QLogic common stock with a weighted-average exercise price of $3.00 per share. The total fair value of the options at the date of conversion was $5.2 million, calculated using the Black-Scholes option pricing model. We have accounted for $0.3 million of the value of the converted stock options as consideration for the acquisition to reflect the related employee services rendered through the date of the acquisition and the balance will be expensed over the remaining service period.

Based on the purchase price allocation, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as IPR&D based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible.

We also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, we recognized $7.5 million of compensation expense during fiscal 2007, and could recognize up to $5.2 million of additional compensation expense through April 2010.

Troika Networks

In November 2005, we completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded our product line and, through the acquired intellectual property, enhanced certain of our current products, thereby providing greater functionality to our customers. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in fiscal 2006, we recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for IPR&D. During fiscal 2007, we finalized our valuation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million. As this acquisition was an asset purchase, the goodwill resulting from this acquisition will be tax deductible.

In addition, we entered into a performance plan with certain former Troika employees upon their employment with QLogic. The performance plan provides for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, we recognized $1.6 million and $0.5 million of compensation expense during fiscal 2007 and 2006, respectively, and could recognize up to $3.9 million of additional compensation expense through November 2008. During fiscal 2007, we issued 40,000 shares of common stock valued at $0.8 million under this performance plan.

Stock-Based Compensation

As of the beginning of fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our employee stock purchase plan based on estimated fair values. We adopted SFAS No. 123R using the modified prospective transition method and consequently have not retroactively adjusted results from prior periods.

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, for fiscal 2007 recorded under SFAS No. 123R by functional line item is as follows:

(In millions)

Cost of revenues	$1.9
Engineering and development	11.2
Sales and marketing	8.2
General and administrative	9.0

$30.3

In fiscal 2006 and 2005, there was no stock-based compensation expense, excluding stock-based compensation related to acquisitions, as we had not yet adopted SFAS No. 123R or the recognition provisions of SFAS No. 123.

Stock-based compensation expense related to acquisitions of $9.1 million for fiscal 2007 is excluded from the above table. During fiscal 2006 and 2005, we recorded stock-based compensation expense of $0.5 million and $5.9 million, respectively, related to acquisitions.

Discontinued Operations

In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business, or the Discontinued Business, to Marvell Technology Group Ltd. (Marvell) for cash and shares of Marvell’s common stock. As a result of this transaction, all financial information related to the Discontinued Business has been presented as discontinued operations. The following discussion and analysis excludes the Discontinued Business and amounts related to the Discontinued Business unless otherwise noted.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

During fiscal 2007, our net revenues increased 19% from the prior year to $586.7 million and were highlighted by a 21% increase in revenues from SAN Infrastructure Products, which are comprised primarily of HBAs, switches and silicon chips. During fiscal 2007, we continued the transition of our Fibre Channel HBAs from 2Gb to 4Gb and introduced new products such as our SANBox 9000 switch. In addition, the acquisitions of PathScale and SilverStorm in fiscal 2007 expanded our product portfolio to include InfiniBand technology.

A summary of the key factors and significant events which impacted our financial performance during the fourth quarter of fiscal 2007 are as follows:

•	Net revenues of $147.1 million for the fourth quarter of fiscal 2007 increased by $16.6 million, or 13%, from $130.5 million in the fourth quarter of fiscal 2006. Revenues from SAN Infrastructure Products during the fourth quarter increased 18% from the comparable quarter in the prior year and represented 97% of our total net revenues.

•	Gross profit as a percentage of net revenues was 64.5% in the fourth quarter, a decrease from 70.6% for the fourth quarter of fiscal 2006. We continue to expect downward pressure on our gross profit percentage primarily as a result of changes in product and technology mix, as well as declining average selling prices. There can be no assurance that we will be able to maintain our gross profit percentage consistent with historical periods and it may decline in the future.

•	Operating income as a percentage of net revenues was 18.3% for the fourth quarter of fiscal 2007, compared to 26.1% during the fourth quarter of fiscal 2006. Operating income for the fourth quarter was impacted by stock-based compensation charges of $9.0 million, amortization of purchased intangible assets related to our acquisitions of $5.0 million and purchased in-process research and development charges of $1.8 million.

•	Income from continuing operations was $18.4 million, or $0.12 per diluted share, in the fourth quarter of fiscal 2007 and decreased from $31.4 million, or $0.19 per diluted share, reported in the fourth quarter of fiscal 2006. Income from continuing operations included stock-based compensation expense, acquisition-related charges, impairment charges related to marketable securities, and the related income tax effects, totaling $16.8 million for the fourth quarter of fiscal 2007. During the fourth quarter of fiscal 2006, income from continuing operations included acquisition-related charges, the gain on sale of shares acquired in the sale of discontinued operations, and the related income tax effects, totaling $3.1 million.

•	Cash, cash equivalents and marketable securities of $543.9 million at April 1, 2007 decreased $121.7 million from $665.6 million at April 2, 2006. This decrease is primarily due to repurchases of our common stock and cash paid for acquisitions, partially offset by cash flow from operations. During the fourth quarter of fiscal 2007, we generated $70.4 million of cash from continuing operations.

•	Accounts receivable was $73.5 million as of April 1, 2007, compared to $67.6 million as of April 2, 2006. Days sales outstanding (DSO) in receivables as of April 1, 2007 decreased to 45 days from 47 days as of April 2, 2006. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO in the future will range from 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical periods and it may increase in the future.

•	Inventories were $38.9 million as of April 1, 2007, compared to $39.4 million as of April 2, 2006. Our annualized inventory turns in the fourth quarter of fiscal 2007 of 5.4 turns increased from the 3.9 turns in the fourth quarter of fiscal 2006.

RESULTS OF OPERATIONS

Net Revenues

A summary of the components of our net revenues is as follows:

	2007	2006	2005
	(Dollars in millions)

Net revenues:
SAN Infrastructure Products	$558.4	$460.1	$387.9
Management Controllers	16.1	27.1	37.0
Other	12.2	6.9	3.8

Total net revenues	$586.7	$494.1	$428.7

Percentage of net revenues:
SAN Infrastructure Products	95%	93%	90%
Management Controllers	3	6	9
Other	2	1	1

Total net revenues	100%	100%	100%

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

Our net revenues are derived primarily from the sale of SAN Infrastructure Products. Net revenues for fiscal 2007 increased 19% to $586.7 million from $494.1 million for fiscal 2006. This increase was primarily the result of a $98.3 million, or 21%, increase in revenue from SAN Infrastructure Products, partially offset by an $11.0 million decrease in revenue from Management Controllers. The increase in revenue from SAN Infrastructure Products was primarily due to a 37% increase in the number of units of Fibre Channel and iSCSI HBAs sold partially offset by a 10% decrease in average selling prices of these products, and a 27% increase in the number of units of Fibre Channel switches sold partially offset by a 12% decrease in average selling prices of Fibre Channel switches. Revenue from Management Controllers decreased 41% from the prior year due primarily to a decrease in the number of units sold. Net revenues for fiscal 2007 included $12.2 million of other revenue. Other revenue, which includes royalties, non-recurring engineering fees and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

Overall, based on a foundation of design wins for our existing and emerging products, and forecasts provided by customers, we expect to achieve continued growth in our year-to-year net revenues in fiscal 2008. We believe the revenue growth anticipated from our HBA and switch products will be partially offset by the expected declines in revenue from Management Controllers and other Fibre Channel silicon products. We expect revenue from Management Controllers, which was $16.1 million for fiscal 2007, to continue to decrease significantly in fiscal 2008, as these products are not part of our core business and we are not investing in the development of new products. During the fourth quarter of fiscal 2007, our net revenue from Management Controllers was $1.2 million and we expect quarterly sequential declines in this revenue will continue during fiscal 2008. The expected decline in revenue from Fibre Channel silicon products is primarily the result of the transition by certain customers to alternative technologies, such as Serial Attached SCSI (SAS) and Serial Advanced Technology Attachment (SATA). We do not sell products using SAS and SATA technology and currently have no intention to invest in these technologies.

Net revenues for fiscal 2006 increased $65.4 million, or 15%, from fiscal 2005. This increase was primarily the result of a $72.2 million, or 19%, increase in revenue from SAN Infrastructure Products, partially offset by a $9.9 million, or 27%, decrease in revenue from Management Controllers. The increase in revenue from SAN Infrastructure Products was primarily due to a 35% increase in the number of units of Fibre Channel and iSCSI HBAs sold partially offset by a 10% decrease in average selling prices of these products and a 63% increase in the number of units of Fibre Channel switches sold partially offset by a 16% decrease in average selling prices of these products. The decrease in revenue from Management Controllers was due to a 22% decrease in the number of units sold and a 6% decrease in average selling prices. Net revenues for fiscal 2006 included $6.9 million of other revenue.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80%, 77% and 78% of net revenues during fiscal 2007, 2006 and 2005, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues for any of the fiscal years presented is as follows:

	2007	2006	2005

IBM	17%	15%	15%
Hewlett-Packard	16%	15%	14%
Sun Microsystems	12%	12%	15%
Dell	*	*	10%

*	Less than 10% of net revenues.

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

Revenues by geographic area are presented based upon the country of destination. No individual country other than the United States represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2007	2006	2005
	(In millions)

United States	$314.3	$271.9	$227.8
Europe, Middle East and Africa	132.0	111.0	94.6
Asia-Pacific and Japan	111.1	108.2	101.5
Rest of world	29.3	3.0	4.8

	$586.7	$494.1	$428.7

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	2007	2006	2005
	(Dollars in millions)

Gross profit	$394.7	$349.8	$307.6
Percentage of net revenues	67.3%	70.8%	71.8%

Gross profit for fiscal 2007 increased $44.9 million, or 13%, from gross profit for fiscal 2006, primarily due to the increase in net revenues. The gross profit percentage for fiscal 2007 was 67.3% and declined from 70.8% for the prior year. This decrease in gross profit percentage was due primarily to a $10.9 million increase in amortization of purchased intangible assets related to our acquisitions and $1.9 million of stock-based compensation related to the adoption of SFAS No. 123R in fiscal 2007. The decline in gross profit percentage was also impacted by an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices of our products.

Gross profit for fiscal 2006 increased $42.2 million, or 14%, from gross profit for fiscal 2005. The gross profit percentage for fiscal 2006 was 70.8% and declined from 71.8% in the prior year. The decline in gross profit percentage was principally due to an unfavorable shift in product and technology mix, as well as a decrease in the average selling prices of our products.

Our ability to maintain our current gross profit percentage can be significantly affected by factors such as the results of our investment in engineering and development activities, supply costs, the worldwide semiconductor foundry capacity, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received, our ability to achieve manufacturing cost reductions and amortization of purchased intangible assets. We anticipate that it will be increasingly difficult to reduce manufacturing costs. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical periods and it may decline in the future.

Operating Expenses

Our operating expenses are summarized in the following table:

	2007	2006	2005
	(Dollars in millions)

Operating expenses:
Engineering and development	$135.3	$89.8	$82.8
Sales and marketing	86.8	64.4	54.5
General and administrative	31.0	17.3	16.7
Purchased in-process research and development	3.7	10.5	—

Total operating expenses	$256.8	$182.0	$154.0

Percentage of net revenues:
Engineering and development	23.1%	18.2%	19.3%
Sales and marketing	14.8	13.0	12.7
General and administrative	5.3	3.5	3.9
Purchased in-process research and development	0.6	2.1	—

Total operating expenses	43.8%	36.8%	35.9%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During fiscal 2007, engineering and development expenses of $135.3 million increased $45.5 million, or 51%, from fiscal 2006. The increase in engineering and development expenses was due primarily to $11.2 million of stock-based compensation, excluding stock-based compensation related to acquisitions, in connection with the adoption of SFAS No. 123R in fiscal 2007; a $16.0 million increase in cash compensation and related benefit costs associated with increases in headcount due to our acquisitions and in connection with our expanded development efforts in support of new products; a $7.2 million increase in acquisition-related stock-based compensation charges; and a $5.1 million increase in depreciation and equipment costs.

During fiscal 2006, engineering and development expenses of $89.8 million increased $7.0 million, or 8%, from fiscal 2005. The increase in engineering and development expenses was primarily due to a $7.7 million increase in cash compensation and related benefit costs associated with increases in headcount for our expanded development efforts in support of new products, including an increase in headcount due to the acquisition of Troika during the third quarter of fiscal 2006, a $1.9 million increase in external engineering costs associated with new product development, a $1.8 million increase in equipment and supplies costs, and $0.4 million of acquisition-related stock-based compensation charges related to the acquisition of Troika, partially offset by a reduction of $5.9 million of acquisition-related stock-based compensation charges incurred during fiscal 2005 related to the acquisition of the Little Mountain Group, Inc. The acquisition-related stock-based compensation related to the Little Mountain Group acquisition ended in the fourth quarter of fiscal 2005.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses will continue to increase in the future as a result of continued, and increasing costs associated with, new product development, including our recent acquisitions.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses for fiscal 2007 of $86.8 million increased $22.4 million, or 35%, from fiscal 2006. The increase in sales and marketing expenses was due primarily to $8.2 million of stock-based compensation, excluding stock-based compensation related to acquisitions, in connection with the adoption of SFAS No. 123R in fiscal 2007, a $6.2 million increase in cash compensation and related benefit costs due to increased headcount associated with the expansion of our sales and marketing groups; a $2.3 million increase in promotional costs, which included the costs for our worldwide partner conferences, trade shows and other marketing programs; amortization of purchased intangible assets of $1.6 million related to customer relationships; and an increase in acquisition-related stock-based compensation charges of $1.3 million.

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

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses for fiscal 2007 of $31.0 million increased $13.7 million, or 79%, from fiscal 2006 primarily due to $9.0 million of stock-based compensation in connection with the adoption of SFAS No. 123R in the current fiscal year, an increase of $2.8 million in cash compensation and related benefit costs due to increased headcount, and an increase of $1.3 million in accounting and legal fees.

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

Purchased In-Process Research and Development.  In connection with our acquisitions, we recorded $3.7 million and $10.5 million of IPR&D charges during fiscal 2007 and 2006, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

As of April 1, 2007, we had one incomplete IPR&D project from each of the fiscal 2007 acquisitions. These projects are estimated to be 50-60% complete and are expected to be completed in fiscal 2008. The estimated cost to complete these projects is between $3.3 million and $4.3 million.

Interest and Other Income, Net

Components of our interest and other income, net are as follows:

	2007	2006	2005
	(In millions)

Interest income	$25.7	$25.8	$18.5
Gain on sales of marketable securities	0.2	8.8	0.9
Loss on sales of marketable securities	(1.8)	(2.0)	(1.5)
Impairment of marketable securities	(8.1)	—	—
Other	0.9	—	—

	$16.9	$32.6	$17.9

Interest and other income for fiscal 2007 of $16.9 million was comprised principally of interest income of $25.7 million related to our portfolio of marketable securities, partially offset by an $8.1 million impairment charge on marketable securities and $1.6 million of net realized losses on sales of marketable debt securities. We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in marketable securities, including the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that the unrealized losses were other-than-temporary and recorded an impairment charge on our marketable securities. As of April 1, 2007, there were no remaining unrealized losses on our portfolio of marketable securities.

Interest and other income for fiscal 2006 of $32.6 million was comprised principally of interest income of $25.8 million related to our marketable securities. Interest income increased by $7.3 million due to increasing yields on our portfolio of marketable securities, as well as larger investment balances. Interest and other income for fiscal 2006 also includes an $8.5 million gain on the sale of a portion of the shares of Marvell common stock acquired as part of the sale of our hard disk drive controller and tape drive controller business, partially offset by $1.7 million of net realized losses on sales of marketable debt securities.

Income Taxes

Our effective income tax rate related to continuing operations was 32% in fiscal 2007, 39% in fiscal 2006 and 35% in fiscal 2005. The decrease in the estimated annual effective tax rate for fiscal 2007 is primarily due to a greater percentage of worldwide income being attributable to foreign operations and taxed in jurisdictions outside of the United States, the settlement of routine tax examinations and the reversal of a reserve as a result of the expiration of the federal statute of limitations on an open tax year. The increase in the tax rate in fiscal 2006 compared to fiscal 2005 was due primarily to investments by foreign subsidiaries in intellectual property rights previously held by the United States parent and in newly acquired intellectual property rights, investments in foreign operations and the continued reduction in benefits derived from both the extraterritorial income exclusion and research credits.

During fiscal 2008, we expect our effective tax rate to continue to benefit from our investment in foreign operations. However, our effective tax rate may be negatively impacted by the tax effects of acquisitions and the accounting for stock-based compensation under SFAS No. 123R. In addition, our effective income tax rate in fiscal 2007 included certain favorable benefits which may not recur. Accordingly, we expect our effective income tax rate to increase in fiscal 2008. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective income tax rate.

Discontinued Operations

In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business to Marvell. In connection with this transaction, we recognized a gain on sale before income taxes of $213.4 million.

Income from discontinued operations, net of income taxes, consists of direct revenues and direct expenses of the Discontinued Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Discontinued Business included in discontinued operations in the accompanying consolidated statements of income is as follows:

	2007	2006	2005
	(In millions)

Net revenues	$—	$94.6	$143.2

Income from discontinued operations, net of income taxes	$—	$29.8	$46.2

Gain on sale of discontinued operations, net of income taxes	$—	$131.9	$—

As the sale of the Discontinued Business closed in November 2005, net revenues and income from discontinued operations for fiscal 2006 do not include a full year of operating activity. Net revenues for fiscal 2006 decreased $48.6 million, or 34%, from fiscal 2005 and income from discontinued operations, net of income taxes, for fiscal 2006 decreased by $16.4 million, or 35%.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $543.9 million at April 1, 2007, compared to $665.6 million at April 2, 2006. The decrease in cash, cash equivalents and marketable securities is due primarily to the repurchase of our common stock pursuant to our stock repurchase program and the acquisitions of PathScale and SilverStorm, partially offset by cash generated by continuing operations. We believe that our existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by continuing operating activities was $191.1 million for fiscal 2007 and $132.5 million for fiscal 2006. Cash provided by continuing operating activities increased notwithstanding a decrease in income from continuing operations as non-cash charges (stock-based compensation, depreciation and amortization, acquisition-related charges, impairment of marketable securities, deferred income taxes and other) increased $58.0 million from the prior year. Operating cash flow for fiscal 2007 reflects our income from continuing operations of

$105.4 million and net non-cash charges of $87.8 million, offset by a net increase in the non-cash components of working capital of $2.1 million. Excluding assets acquired and liabilities assumed related to our acquisitions, non-cash components of working capital increased primarily due to a $9.5 million decrease in accounts payable and other current liabilities and a $2.3 million increase in accounts receivable, partially offset by a $3.7 million increase in deferred revenue, a $2.8 million increase in income taxes payable and a $2.8 million decrease in inventories. The decrease in accounts payable and other current liabilities was primarily due to the timing of payment obligations and the increases in accounts receivable and deferred revenue were associated with the expansion of our business.

Cash used in continuing investing activities was $117.3 million for fiscal 2007 and consisted of net cash outflows of $107.1 million for the acquisition of PathScale and $59.4 million for the acquisition of SilverStorm, including amounts placed in escrow related to acquisitions of $24.0 million, and additions to property and equipment of $31.7 million, partially offset by net sales and maturities of marketable securities of $68.5 million and the receipt of $12.5 million from an escrow account related to the sale of our hard disk drive controller and tape drive controller business. During fiscal 2006, cash provided by continuing investing activities of $80.1 million consisted of net sales and maturities of marketable securities of $155.6 million, partially offset by cash outflows of $35.2 million for the acquisition of Troika, additions to property and equipment of $28.3 million, and $12.0 million placed in escrow related to the sale of our hard disk drive controller and tape drive controller business.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in continuing financing activities of $122.2 million for fiscal 2007 resulted primarily from our purchase of $160.1 million of common stock under our stock repurchase program and the repayment of a $1.6 million line of credit assumed in the SilverStorm acquisition, partially offset by $33.7 million of proceeds from the issuance of common stock under our stock plans and a related $5.8 million tax benefit. During fiscal 2006, the $387.2 million of cash used in continuing financing activities resulted from the use of $415.0 million for the purchase of common stock under our stock repurchase programs, partially offset by $27.8 million of proceeds from the issuance of common stock under our stock plans.

Cash provided by discontinued operations was $134.1 million for fiscal 2006 and included $181.3 million of net proceeds from the sale of the Discontinued Business offset by $47.2 million of net cash used in discontinued operating activities, which was primarily due to income tax payments related to the gain on sale of the Discontinued Business. There were no cash flows from discontinued operations during fiscal 2007.

From fiscal 2003 through fiscal 2007, we had various stock repurchase programs that authorized us to purchase up to $750 million of our outstanding common stock. As of April 1, 2007, we had repurchased a total of 42.5 million shares of common stock under these programs for an aggregate purchase price of $723.1 million. Subsequent to April 1, 2007, we repurchased the remaining $26.9 million under these programs, consisting of 1.6 million shares.

In April 2007, our Board of Directors also approved a new program to repurchase up to an additional $300 million of our outstanding common stock.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of April 1, 2007, and their impact on our cash flows in future fiscal years, is as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Operating leases	$4.0	$2.7	$1.7	$0.9	$0.6	$0.2	$10.1
Non-cancelable purchase obligations	43.9	—	—	—	—	—	43.9

Total	$47.9	$2.7	$1.7	$0.9	$0.6	$0.2	$54.0

Additionally, we have entered into an operating lease for a facility in Minnesota, which is currently under construction. The facility is expected to be completed during our third quarter of fiscal 2008. The future minimum lease payments associated with this lease are dependent upon the final cost of construction and, accordingly, have not been presented in the table above. However, based on preliminary estimates, we expect to pay approximately $18 million over the ten and one-half year lease term.

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

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, we provide standard incentive programs to our distributor customers and account for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. Royalty and service revenue is recognized when earned and receipt is reasonably assured.

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

We sell certain software products and related post-contract customer support (PCS), and account for these transactions in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. We recognize revenue from software products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If we are unable to determine VSOE of fair value for PCS, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period of the PCS.

Amounts billed or payments received in advance of revenue recognition are deferred until the recognition criteria are met.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We write down the carrying value of our inventory to estimated net realizable value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Once we write down the carrying value of inventory, a new cost basis is established. Subsequent changes in facts and circumstances do not result in an increase in the newly established cost basis.

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

Stock-Based Compensation

Effective April 3, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

We adopted SFAS No. 123R using the modified prospective transition method and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to the adoption of SFAS No. 123R based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 in effect at the time of grant; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock unit awards, and the offering period for the ESPP.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated financial statements. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, our employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

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

SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We perform the annual test for impairment as of the first day of our fiscal fourth quarter and utilize the two-step process.

The initial recording and subsequent evaluation for impairment of goodwill and purchased intangible assets requires the use of significant management judgment regarding the forecasts of future operating results. It is possible that our business plans may change and our estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than original estimates used, we could incur impairment charges.

Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the impact FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that SFAS No. 159 will have on our consolidated financial statements.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 1, 2007, the carrying value of our cash and cash equivalents approximates fair value.

Our investment portfolio consists primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of three years or less. Consequently, such securities are not subject to significant interest rate risk. All of our marketable securities are classified as available for sale.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of April 1, 2007 and April 2, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 1, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 1, 2007 and April 2, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, during the year ended April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QLogic Corporation’s internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 24, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Costa Mesa, California
May 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
QLogic Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that QLogic Corporation maintained effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that QLogic Corporation maintained effective internal control over financial reporting as of April 1, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded from its assessment of the effectiveness of QLogic Corporation’s internal control over financial reporting as of April 1, 2007, SilverStorm Technologies, Inc. (SilverStorm), which was acquired on November 1, 2006. SilverStorm represents less than 1% of the Company’s total assets as of April 1, 2007, and less than 2% of the Company’s total revenues for the year ended April 1, 2007. Our audit of internal control over financial reporting of QLogic Corporation also excluded an evaluation of the internal control over financial reporting of SilverStorm.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of April 1, 2007 and April 2, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 1, 2007, and our report dated May 24, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Costa Mesa, California
May 24, 2007

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
April 1, 2007 and April 2, 2006

	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$76,804	$125,192
Short-term marketable securities	467,118	540,448
Accounts receivable, less allowance for doubtful accounts of $1,075 and $1,239 as of April 1, 2007 and April 2, 2006, respectively	73,538	67,571
Inventories	38,935	39,440
Other current assets	40,758	46,441

Total current assets	697,153	819,092
Property and equipment, net	90,913	82,630
Goodwill	102,910	24,725
Purchased intangible assets, net	55,093	7,954
Other assets	25,290	3,306

	$971,359	$937,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,280	$32,160
Accrued compensation	34,483	23,520
Income taxes payable	15,729	12,920
Deferred revenue	7,368	3,662
Other current liabilities	7,674	6,091

Total current liabilities	94,534	78,353
Deferred tax liabilities	2,294	—

Total liabilities	96,828	78,353

Commitments and contingencies
Subsequent events (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 197,907,000 and 195,289,000 shares issued at April 1, 2007 and April 2, 2006, respectively	198	195
Additional paid-in capital	608,515	537,648
Retained earnings	988,728	883,310
Accumulated other comprehensive income (loss)	169	(1,799)
Treasury stock, at cost: 42,490,000 and 33,197,000 shares at April 1, 2007 and April 2, 2006, respectively	(723,079)	(560,000)

Total stockholders’ equity	874,531	859,354

	$971,359	$937,707

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 1, 2007, April 2, 2006 and April 3, 2005

	2007	2006	2005
	(In thousands, except per
	share amounts)

Net revenues	$586,697	$494,077	$428,719
Cost of revenues	191,982	144,246	121,074

Gross profit	394,715	349,831	307,645

Operating expenses:
Engineering and development	135,315	89,753	82,791
Sales and marketing	86,731	64,416	54,582
General and administrative	31,044	17,295	16,659
Purchased in-process research and development	3,710	10,510	—

Total operating expenses	256,800	181,974	154,032

Operating income	137,915	167,857	153,613
Interest and other income, net	16,872	32,627	17,873

Income from continuing operations before income taxes	154,787	200,484	171,486
Income taxes	49,369	78,653	60,071

Income from continuing operations	105,418	121,831	111,415

Discontinued operations:
Income from operations, net of income taxes	—	29,816	46,181
Gain on sale, net of income taxes	—	131,941	—

Income from discontinued operations	—	161,757	46,181

Net income	$105,418	$283,588	$157,596

Income from continuing operations per share:
Basic	$0.66	$0.71	$0.60

Diluted	$0.66	$0.70	$0.59

Income from discontinued operations per share:
Basic	$—	$0.95	$0.25

Diluted	$—	$0.93	$0.25

Net income per share:
Basic	$0.66	$1.66	$0.85

Diluted	$0.66	$1.63	$0.84

Number of shares used in per share calculations:
Basic	159,081	171,250	185,024

Diluted	160,680	173,467	187,315

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended April 1, 2007, April 2, 2006 and April 3, 2005

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Deferred	Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stock-Based	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Compensation	Equity
	(In thousands)

Balance at March 28, 2004	188,220	$191	$481,943	$442,126	$4,028	$(59,992)	$(578)	$867,718
Net income	—	—	—	157,596	—	—	—	157,596
Change in unrealized gains on investments, net of tax	—	—	—	—	(7,422)	—	—	(7,422)

Comprehensive income								150,174
Issuance of common stock under stock plans (including tax benefit of $2,441)	1,564	2	16,174	—	—	—	—	16,176
Common stock issued related to business acquisition	357	—	6,546	—	—	—	—	6,546
Purchase of treasury stock	(5,724)	—	—	—	—	(85,009)	—	(85,009)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	578	578

Balance at April 3, 2005	184,417	193	504,663	599,722	(3,394)	(145,001)	—	956,183
Net income	—	—	—	283,588	—	—	—	283,588
Change in unrealized gains on investments, net of tax	—	—	—	—	1,595	—	—	1,595

Comprehensive income								285,183
Issuance of common stock under stock plans (including tax benefit of $5,055)	2,488	2	32,985	—	—	—	—	32,987
Purchase of treasury stock	(24,813)	—	—	—	—	(414,999)	—	(414,999)

Balance at April 2, 2006	162,092	195	537,648	883,310	(1,799)	(560,000)	—	859,354
Net income	—	—	—	105,418	—	—	—	105,418
Change in unrealized gains on investments, net of tax	—	—	—	—	1,968	—	—	1,968

Comprehensive income								107,386
Issuance of common stock under stock plans (including tax benefit of $5,816)	2,578	3	39,516	—	—	—	—	39,519
Stock-based compensation expense related to stock options, restricted stock units and employee stock purchases	—	—	30,279	—	—	—	—	30,279
Common stock issued related to business acquisitions	40	—	1,072	—	—	—	—	1,072
Purchase of treasury stock	(9,293)	—	—	—	—	(163,079)	—	(163,079)

Balance at April 1, 2007	155,417	$198	$608,515	$988,728	$169	$(723,079)	$—	$874,531

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended April 1, 2007, April 2, 2006 and April 3, 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$105,418	$283,588	$157,596
Income from discontinued operations, net of income taxes	—	(29,816)	(46,181)
Gain on sale of discontinued operations, net of income taxes	—	(131,941)	—

Income from continuing operations	105,418	121,831	111,415
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	27,554	17,697	15,059
Stock-based compensation	30,279	175	—
Acquisition-related:
Amortization of purchased intangible assets	12,940	201	—
Stock-based compensation	9,092	530	5,892
Purchased in-process research and development	3,710	10,510	—
Deferred income taxes	(4,154)	(4,480)	(158)
Provision for losses on accounts receivable	30	(54)	215
Loss on disposal of property and equipment	214	168	187
Impairment of marketable securities	8,094	—	—
Tax benefit from issuance of stock under stock plans	—	5,055	2,441
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,275)	(12,825)	(3,422)
Inventories	2,771	(16,230)	(2,671)
Other assets	(1,906)	(5,840)	(3,572)
Accounts payable	(7,401)	11,877	3,840
Accrued compensation	2,264	3,263	(1,786)
Income taxes payable	2,809	(1,205)	4,094
Deferred revenue	3,706	2,166	217
Other liabilities	(2,076)	(291)	1,376

Net cash provided by continuing operating activities	191,069	132,548	133,127

Cash flows from investing activities:
Purchases of marketable securities	(298,220)	(946,087)	(672,418)
Sales and maturities of marketable securities	366,677	1,101,680	694,140
Additions to property and equipment	(31,708)	(28,295)	(22,299)
Acquisition of businesses, net of cash acquired	(142,521)	(35,210)	—
Restricted cash placed in escrow	(24,000)	(12,000)	—
Restricted cash received from escrow	12,508	—	—
Purchase of other assets	—	—	(4,000)

Net cash provided by (used in) continuing investing activities	(117,264)	80,088	(4,577)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	33,703	27,757	13,735
Tax benefit from issuance of stock under stock plans	5,816	—	—
Payoff of line of credit assumed in acquisition	(1,632)	—	—
Purchase of treasury stock	(160,080)	(414,999)	(85,009)

Net cash used in continuing financing activities	(122,193)	(387,242)	(71,274)

Net cash provided by (used in) continuing operations	(48,388)	(174,606)	57,276

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	—	(47,182)	48,815
Net cash provided by (used in) investing activities, including proceeds from sale	—	181,336	(3,358)

Cash provided by discontinued operations	—	134,154	45,457

Net increase (decrease) in cash and cash equivalents	(48,388)	(40,452)	102,733
Cash and cash equivalents at beginning of year	125,192	165,644	62,911

Cash and cash equivalents at end of year	$76,804	$125,192	$165,644

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$47,552	$180,641	$75,723

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) is a supplier of high — performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers (OEMs) and distributors. The Company produces host bus adapters (HBAs) and Fibre Channel switches, including core, blade and stackable switches. In addition, the Company designs and develops storage routers for bridging Fibre Channel and Internet Small Computer Systems Interface (iSCSI) networks and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. The Company is also a supplier of InfiniBand® switches, including edge fabric switches and multi-protocol fabric directors, and InfiniBand host channel adapters (HCAs) for emerging High Performance Computing Cluster (HPCC) environments. Finally, the Company supplies enclosure management and baseboard management products. All of these solutions address the storage area network (SAN) or server fabric connectivity infrastructure requirements of small, medium and large enterprises. The Company serves its customers with solutions based on various connectivity technologies including Fibre Channel, InfiniBand, iSCSI and Small Computer Systems Interface.

Principles of Consolidation and Financial Reporting Period

The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has adopted a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2007 and 2006 each comprised fifty-two weeks and ended on April 1, 2007 and April 2, 2006, respectively. Fiscal year 2005 was comprised of fifty-three weeks and ended on April 3, 2005.

Basis of Presentation

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business (the Discontinued Business). The Discontinued Business meets all of the criteria in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be presented as discontinued operations. As a result of the divestiture of the Discontinued Business, the Company’s consolidated financial statements present the operations of the Discontinued Business separate from continuing operations. See Note 3 — Discontinued Operations.

In March 2006, the Company completed a two-for-one stock split through the payment of a stock dividend. As a result, share numbers and per share amounts for all periods presented in the consolidated financial statements reflect the effects of this stock split.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, inventories, income taxes, stock-based compensation expense, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, the Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the product. However, certain of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, the Company provides standard incentive programs to its distributor customers and accounts for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, the Company accounts for its competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. Royalty and service revenue is recognized when earned and receipt is reasonably assured.

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

The Company sells certain software products and related post-contract customer support (PCS), and accounts for these transactions in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue from software products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to each element based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If the Company is unable to determine VSOE of fair value for PCS, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period of the PCS.

Amounts billed or payments received in advance of revenue recognition are deferred until the recognition criteria are met.

Research and Development

Research and development costs, including costs related to the development of new products and process technology, as well as purchased in-process technology, are expensed as incurred.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

The Company expenses all advertising costs as incurred, and the amounts were not material for all years presented.

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

Net Income per Share

The Company computes basic net income per share based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed based on the weighted-average number of common and dilutive potential common shares outstanding, using the treasury stock method, during the periods presented. The Company has granted stock options, restricted stock units and other stock-based awards, which have been treated as dilutive potential common shares in computing diluted net income per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments in marketable securities and trade accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore have minimal credit risk. The Company invests its marketable securities primarily in government securities and corporate bonds, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

The Company sells its products to OEMs and distributors throughout the world. As of April 1, 2007 and April 2, 2006, the Company had four customers which individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers and workstations, accounted for an aggregate of 66% and 65% of the Company’s accounts receivable at April 1, 2007 and April 2, 2006, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Marketable Securities and Investments

The Company’s marketable securities are invested primarily in debt securities, including government securities and corporate bonds. The Company also holds shares of common stock in a publicly-traded company, which

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were received in connection with the sale of its hard disk drive controller and tape drive controller business (see Note 3). All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, based on quoted market prices. The Company’s available-for-sale marketable securities are classified as current assets in the accompanying consolidated balance sheets based on the nature of the security and the availability for use in current operations. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income until realized.

The Company recognizes an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the financial condition and near term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.

Realized gains or losses and other-than-temporary declines in the fair value of marketable securities are determined on a specific identification basis and reported in interest and other income, net, as incurred.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company writes down the carrying value of inventory to estimated net realizable value for estimated excess or obsolete inventory based upon assumptions about future demand and market conditions. Once the Company writes down the carrying value of inventory, a new cost basis is established. Subsequent changes in facts and circumstances do not result in an increase in the newly established cost basis.

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned.

For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill. Management considers the Company as a whole to be its reporting unit for purposes of testing for impairment.

The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter and utilizes the two-step process. During the annual goodwill impairment test in fiscal 2007, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.

Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Purchased intangible assets consist primarily of technology and customer relationships acquired in business acquisitions. Purchased intangible assets that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets, generally ranging from one to five years.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries that operate where the functional currency is the local currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) related to translation adjustments was not material for all periods presented. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in interest and other income, net in the accompanying consolidated statements of income and were not material for all periods presented.

Stock-Based Compensation

Effective April 3, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) based on estimated fair values. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion (APB)

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” and requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash inflow as required under previous accounting pronouncements.

The Company adopted SFAS No. 123R using the modified prospective transition method and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to the adoption of SFAS No. 123R based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 in effect at the time of grant; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock awards, and the offering period for the ESPP.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated financial statements.

Prior to the adoption of SFAS No. 123R in fiscal 2007, the Company accounted for stock-based compensation in accordance with APB 25, which provided that compensation expense relative to the Company’s stock-based employee compensation plans was measured based on the intrinsic value of stock options granted and the Company recognized compensation expense in its consolidated statements of income using the straight-line method over the vesting period for fixed awards. The Company did not recognize compensation expense on stock issued to employees under its employee stock purchase plan as the discount from market value was not material.

Recent Accounting Pronouncements

In the fourth quarter of fiscal 2007, the Company began to apply the requirements of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that SFAS No. 159 will have on its consolidated financial statements.

Note 2.	Business Combinations

SilverStorm Technologies

In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.9 million, including $59.4 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. SilverStorm provided end-to-end, high-performance interconnect fabric solutions for cluster and grid computing networks. The acquisition of SilverStorm expanded the Company’s portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors. The acquisition agreement required that $9.0 million of the consideration paid be placed into escrow for 15 months in connection with certain standard representations and warranties. The Company has accounted for the escrowed amount as contingent consideration and, as such, has not recorded it as a component of the purchase price as the outcome of the related contingencies is not determinable beyond a reasonable doubt. The escrowed amount is included in other assets in the accompanying consolidated balance sheet as of April 1, 2007. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

The acquisition has been accounted for as a purchase business combination. Based on a preliminary purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development (IPR&D), based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired, excluding the $9.0 million of contingent consideration:

(In thousands)

Cash	$538
Accounts receivable	3,455
Inventories	2,109
Property and equipment	430
Goodwill	33,348
Identifiable intangible assets	24,800
Other assets	134
Accounts payable and accrued expenses	(4,422)
Line of credit	(1,632)
Deferred tax liabilities	(9,636)
In-process research and development	1,800

Total preliminary purchase price allocation	$50,924

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchased intangible assets acquired as part of the acquisition of SilverStorm and their respective estimated lives are as follows:

	Weighted
	Average
	Useful Lives
	(Years)	Amount
	(Dollars in thousands)

Intangible Assets:
Core/developed technology	5	$14,600
Customer relationships	3	9,700
Other	2.5	500

		$24,800

The Company is in the process of finalizing the valuation of the intangible assets acquired and expects to finalize the purchase price allocation in fiscal 2008, which may result in adjustments to the amounts recorded, principally related to the availability of net operating loss carryforwards and other tax benefits from the acquisition.

The results of operations for SilverStorm have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for SilverStorm are not material in relation to the consolidated financial statements of the Company.

PathScale

In April 2006, the Company acquired PathScale, Inc. (PathScale) by merger. PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded the Company’s portfolio to include InfiniBand solutions. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15.0 million of the consideration paid be placed into escrow for 18 months in connection with certain standard representations and warranties. The Company has accounted for the escrowed amount as contingent consideration and, as such, has not recorded it as a component of the purchase price as the outcome of the related contingencies is not determinable beyond a reasonable doubt. The escrowed amount is included in other assets in the accompanying consolidated balance sheet as of April 1, 2007. Upon satisfaction of the contingency, the escrowed amount will be recorded as additional purchase price and allocated to goodwill.

The Company also converted unvested PathScale stock options for continuing employees into options to purchase 308,000 shares of QLogic common stock with a weighted-average exercise price of $3.00 per share. The total fair value of the options at the date of conversion was $5.2 million, calculated using the Black-Scholes option pricing model. The Company has accounted for $0.3 million of the value of the converted stock options as consideration for the acquisition to reflect the related employee services rendered through the date of the acquisition and the balance will be expensed over the remaining service period.

The acquisition has been accounted for as a purchase business combination. Based on the purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as IPR&D, based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this acquisition will be tax deductible. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired, excluding the $15.0 million of contingent consideration:

(In thousands)

Cash	$3,096
Accounts receivable	267
Other current assets	801
Property and equipment	1,315
Deferred tax asset	6,749
Goodwill	52,826
Identifiable intangible assets	30,100
Other assets	255
Accrued compensation	(412)
Other current liabilities	(1,109)
In-process research and development	1,600

Total purchase price allocation	$95,488

A summary of the purchased intangible assets acquired as part of the acquisition of PathScale and their respective estimated lives are as follows:

	Weighted
	Average
	Useful Lives
	(Years)	Amount
	(Dollars in thousands)

Intangible Assets:
Core/developed technology	4.5	$28,400
Customer relationships	3	700
Other	2.6	1,000

		$30,100

The Company also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $7.5 million of compensation expense during the year ended April 1, 2007 and could recognize up to $5.2 million of additional compensation expense through April 2010.

The results of operations for PathScale have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for PathScale are not material in relation to the consolidated financial statements of the Company.

Troika Networks

In November 2005, the Company completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The acquisition has been accounted for as a purchase business combination. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded the Company’s product line and, through the acquired intellectual property, enhanced certain of the Company’s current products, thereby

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

providing greater functionality to customers. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in fiscal 2006, the Company had recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for IPR&D. During fiscal 2007, the Company finalized its valuation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million. As this acquisition was an asset purchase, the goodwill resulting from this acquisition will be tax deductible.

The Company also entered into a performance plan with certain former Troika employees upon employment with QLogic. The performance plan provides for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, the Company recognized $1.6 million and $0.5 million of compensation expense during the years ended April 1, 2007 and April 2, 2006, respectively, and could recognize up to $3.9 million of additional compensation expense through November 2008. During the year ended April 1, 2007, the Company issued 40,000 shares of common stock valued at $0.8 million under this performance plan.

The results of operations for Troika have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for Troika are not material in relation to the consolidated financial statements of the Company.

Little Mountain Group

In fiscal 2001, the Company acquired the Little Mountain Group, Inc. (LMG) for cash, stock and additional consideration related to performance milestones. The structure of the acquisition included the issuance of stock, based on performance milestones to be achieved through fiscal 2005, to certain former stockholders of LMG who are employees of the Company. The fair value of the shares issued was charged to engineering and development expense as the performance milestones were achieved. During fiscal 2005, the Company issued 179,000 shares of common stock, with a fair value of $6.5 million, in connection with the achievement of the performance milestones.

Purchased In-Process Research and Development

The Company recorded IPR&D charges of $3.7 million and $10.5 million during fiscal 2007 and 2006, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

The IPR&D charges include only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of core/developed technology is included in identifiable purchased intangible assets. The Company believes the amounts recorded as IPR&D, as well as core/developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Discontinued Operations

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business to Marvell Technology Ltd. (Marvell) for cash and 1,961,000 shares of Marvell’s common stock, adjusted for a two-for-one stock split in July 2006. The Company received $184.0 million in cash, including a $4.0 million purchase price adjustment due to inventory levels on the date of closing, as specified in the agreement. The number of shares of Marvell’s common stock received by the Company was calculated based on $45.0 million, as specified in the agreement, divided by the average closing price of Marvell stock for the ten days ending the day before the closing date. The shares received by the Company were valued at $47.0 million based upon the market price of the shares received on the closing date. During the year ended April 2, 2006, the Company sold 1,051,000 shares of the Marvell common stock received in the transaction and recognized a gain of $8.5 million which is included in interest and other income, net in the accompanying consolidated statement of income. The remaining shares are accounted for as available-for-sale marketable securities and are included in short-term marketable securities in the accompanying consolidated balance sheets. As specified in the agreement, the assets sold to Marvell consisted primarily of intellectual property, inventories and property and equipment.

The agreement also provided for $12.0 million of the consideration to be placed in escrow for a period of twelve months with respect to certain standard representations and warranties made by the Company. During the year ended April 2, 2006, the Company included the escrowed amount in the calculation of the gain on sale of the Discontinued Business due to the Company’s assessment that compliance with the representations and warranties was determinable beyond a reasonable doubt. The escrowed amount was included in other current assets in the accompanying consolidated balance sheet as of April 2, 2006. The Company received the $12.0 million escrowed amount and $0.5 million in related interest during the year ended April 1, 2007.

Income from discontinued operations consists of direct revenues and direct expenses of the Discontinued Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Discontinued Business included in discontinued operations in the accompanying consolidated statements of income is as follows:

	2007	2006	2005
	(In thousands)

Net revenues	$—	$94,632	$143,184

Income from operations before income taxes	$—	$48,234	$70,873
Income taxes	—	18,418	24,692

Income from operations, net of income taxes	$—	$29,816	$46,181

Gain on sale before income taxes	$—	$213,443	$—
Income taxes	—	81,502	—

Gain on sale, net of income taxes	$—	$131,941	$—

There were no assets or liabilities related to discontinued operations as of April 1, 2007 or April 2, 2006.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Income per Share

The following table sets forth the computation of basic and diluted income per share from continuing operations:

	2007	2006	2005
	(In thousands, except per share amounts)

Income from continuing operations	$105,418	$121,831	$111,415

Shares:
Weighted-average shares outstanding — basic	159,081	171,250	185,024
Dilutive potential common shares, using treasury stock method	1,599	2,217	2,291

Weighted-average shares outstanding — diluted	160,680	173,467	187,315

Income from continuing operations per share:
Basic	$0.66	$0.71	$0.60

Diluted	$0.66	$0.70	$0.59

Stock-based awards, including stock options and restricted stock units, representing 19,118,000, 16,319,000 and 20,208,000 shares of common stock have been excluded from the diluted income per share calculations for fiscal 2007, 2006 and 2005, respectively. These stock-based awards have been excluded from the diluted income per share calculations because their effect would have been anti-dilutive. Contingently issuable shares of the Company’s common stock pursuant to the performance plans associated with certain acquisitions are included, as appropriate, in the computation of diluted income per share as of the beginning of the period in which the respective performance conditions are met.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

April 1, 2007
Corporate bonds	$190,351	$88	$—	$190,439
U.S. Government securities	127,677	151	—	127,828
Asset and mortgage backed securities	49,875	85	—	49,960
Municipal bonds	23,439	—	—	23,439
Other debt securities	10,141	—	—	10,141

Total debt securities	401,483	324	—	401,807
Auction rate preferred securities	50,014	—	—	50,014
Publicly-traded common stock (see Note 3)	15,297	—	—	15,297

Total available-for-sale securities	$466,794	$324	$—	$467,118

April 2, 2006
Corporate bonds	$128,430	$8	$(2,005)	$126,433
U.S. Government securities	154,033	—	(2,851)	151,182
Asset and mortgage backed securities	42,808	—	(844)	41,964
Municipal bonds	108,734	—	—	108,734
Other debt securities	23,232	—	(12)	23,220

Total debt securities	457,237	8	(5,712)	451,533
Auction rate preferred securities	64,300	—	—	64,300
Publicly-traded common stock (see Note 3)	21,808	2,807	—	24,615

Total available-for-sale securities	$543,345	$2,815	$(5,712)	$540,448

The amortized cost and estimated fair value of debt securities as of April 1, 2007, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$121,205	$121,219
Due after one year through three years	142,586	142,741
Due after three years through five years	47,665	47,702
Due after five years	90,027	90,145

	$401,483	$401,807

As of April 1, 2007, the fair value of certain of the Company’s marketable securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that the unrealized losses were other-than-temporary and recorded an impairment charge of $8.1 million in the fourth quarter, which is included in interest and other income, net, in the accompanying consolidated statement of income for the year ended April 1, 2007.

As of April 1, 2007, there were no remaining unrealized losses in the Company’s portfolio of marketable securities. The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at April 2, 2006.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

April 2, 2006
Corporate bonds	$60,278	$(539)	$56,312	$(1,466)	$116,590	$(2,005)
U.S. Government securities	49,294	(652)	83,654	(2,199)	132,948	(2,851)
Asset and mortgage backed securities	12,045	(99)	28,888	(745)	40,933	(844)
Other debt securities	7,339	(12)	—	—	7,339	(12)

Total	$128,956	$(1,302)	$168,854	$(4,410)	$297,810	$(5,712)

The gross unrealized losses related to the Company’s debt securities at April 2, 2006 were due to changes in interest rates. Management reviewed various factors in determining whether to recognize an impairment charge related to the unrealized losses on the Company’s debt securities during the year ended April 2, 2006. Based on this analysis, the Company’s management determined that the gross unrealized losses at April 2, 2006 were temporary in nature.

Note 6.	Inventories

Components of inventories are as follows:

	2007	2006
	(In thousands)

Raw materials	$5,937	$13,810
Finished goods	32,998	25,630

	$38,935	$39,440

Note 7.	Property and Equipment

Components of property and equipment are as follows:

	2007	2006
	(In thousands)

Land	$11,663	$11,663
Buildings and improvements	31,370	27,357
Production and test equipment	124,890	102,856
Furniture and fixtures	7,349	6,884

	175,272	148,760
Less accumulated depreciation and amortization	84,359	66,130

	$90,913	$82,630

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Goodwill and Purchased Intangible Assets

Goodwill

A rollforward of the activity in goodwill during the year ended April 1, 2007 is as follows:

	April 2,		April 1,
	2006	Activity	2007
	(In thousands)

Acquisition
PathScale	$—	$52,826	$52,826
SilverStorm	—	33,348	33,348
Troika	20,651	(7,989)	12,662
Other	4,074	—	4,074

	$24,725	$78,185	$102,910

Purchased Intangible Assets

Purchased intangible assets consists of the following:

	April 1, 2007			April 2, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$54,300	$11,138	$43,162	$3,610	$201	$3,409
Customer relationships	10,400	1,581	8,819	—	—	—
Other	1,400	322	1,078	—	—	—

	66,100	13,041	53,059	3,610	201	3,409

Other purchased intangibles:
Technology-related	2,596	562	2,034	4,102	1,024	3,078
Other	—	—	—	2,000	533	1,467

	2,596	562	2,034	6,102	1,557	4,545

	$68,696	$13,603	$55,093	$9,712	$1,758	$7,954

A summary of the amortization expense, by classification, included in the accompanying consolidated statements of income is as follows:

	2007	2006	2005
	(In thousands)

Cost of revenues	$13,087	$738	$167
Engineering and development	267	—	—
Sales and marketing	2,692	667	222

	$16,046	$1,405	$389

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of purchased intangible assets as of April 1, 2007:

Fiscal
(In thousands)

2008	$16,856
2009	15,468
2010	12,187
2011	8,879
2012	1,703

$55,093

Note 9.	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of April 1, 2007 and April 2, 2006, the Company had 197.9 million and 195.3 million shares of common stock issued, respectively. At April 1, 2007, 37.8 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards, of which 1.8 million shares were reserved for issuance in connection with restricted stock units and acquisition-related performance milestone plans, and 2.5 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock

From fiscal 2003 through fiscal 2007, the Company had various stock repurchase programs that authorized the purchase of up to $750 million of the Company’s outstanding common stock. During the year ended April 1, 2007, the Company purchased 9.3 million shares of its common stock for an aggregate purchase price of $163.1 million, of which $3.0 million was pending settlement and is included in other current liabilities in the accompanying 2007 consolidated balance sheet. As of April 1, 2007, the Company had repurchased a total of 42.5 million shares of common stock under these programs for an aggregate purchase price of $723.1 million. During April and May 2007, the Company repurchased the remaining $26.9 million under these programs, consisting of 1.6 million shares.

In April 2007, the Company’s Board of Directors approved a new program to repurchase up to an additional $300 million of the Company’s outstanding common stock.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Stockholder Rights Plan

On June 4, 1996, the Company’s Board of Directors unanimously adopted a Stockholder Rights Plan (the Rights Plan) pursuant to which it declared a dividend distribution of preferred stock purchase rights (a Right) upon all of the outstanding shares of the common stock. The Rights were exercisable upon an acquiring entity making a tender offer or reaching certain beneficial ownership thresholds. Pursuant to the terms of the Rights Plan, the Rights expired on June 4, 2006.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of April 1, 2007 and April 2, 2006, ESPP participant contributions of $1.0 million and $0.8 million, respectively, were included in other current liabilities in the accompanying consolidated balance sheets. The total number of shares issued under the ESPP was 405,000, 430,000 and 465,000 during fiscal 2007, 2006 and 2005, respectively.

Stock Incentive Compensation Plans

The Company may grant share-based payment awards to employees and directors under the QLogic 2005 Performance Incentive Plan (the 2005 Plan). Prior to the adoption of the 2005 Plan in August 2005, the Company granted options to purchase shares of the Company’s common stock under the QLogic Corporation Stock Awards Plan (the Stock Awards Plan) and the QLogic Corporation Non-Employee Director Stock Option Plan (the Director Plan). Additionally, the Company has assumed stock options as part of acquisitions.

The Stock Awards Plan and the 2005 Plan provide for the issuance of incentive and non-qualified stock options, restricted stock units and other stock-based incentive awards for officers and employees. The 2005 Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. No further shares can be granted under the Stock Awards Plan.

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

In connection with the acquisition of PathScale in fiscal 2007, the Company assumed the PathScale, Inc. 2001 Equity Incentive Plan (the PathScale Plan). Options assumed in the acquisition are subject to the terms of the PathScale Plan. These options have ten-year terms from the original grant date and generally vest over four years from the date of grant. No further shares can be granted under the PathScale Plan.

The Company also entered into share-based performance plans in connection with the acquisitions of PathScale and Troika. See Note 2 — Business Combinations.

As of April 1, 2007, options to purchase 26.1 million shares of common stock and 0.9 million restricted stock units were held by employees and directors. Shares available for future grant were 10.7 million under the 2005 Plan as of April 1, 2007. No further shares can be granted under the Stock Awards Plan or the Director Plan.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the year ended April 1, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of period	24,854	$20.90
Options assumed as part of acquisition	308	3.00
Granted	4,512	18.50
Exercised	(2,173)	12.64
Forfeited (cancelled pre-vesting)	(884)	15.73
Expired (cancelled post-vesting)	(490)	27.44

Outstanding at end of period	26,127	$21.01	6.1	$26,790

Vested and expected to vest at end of period	24,941	$21.20	6.0	$25,716

Exercisable at end of period	17,926	$22.99	5.1	$16,629

A summary of restricted stock unit activity for the year ended April 1, 2007 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding and unvested at beginning of period	—	$—
Granted	968	18.82
Vested	—	—
Cancelled	(29)	18.09

Outstanding and unvested at end of period	939	$18.84

Stock-Based Compensation Expense

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, for fiscal 2007 recorded under SFAS No. 123R by functional line item in the accompanying statement of income is as follows:

(In thousands)

Cost of revenues	$1,897
Engineering and development	11,190
Sales and marketing	8,155
General and administrative	9,037

$30,279

In fiscal 2006 and 2005, there was no stock-based compensation expense, excluding stock-based compensation related to acquisitions, as we had not yet adopted SFAS No. 123R or the recognition provisions of SFAS No. 123.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense related to acquisitions of $9.1 million for fiscal 2007 is excluded from the above table. During fiscal 2006 and 2005, the Company recorded stock-based compensation expense of $0.5 million and $5.9 million, respectively, related to acquisitions.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions for fiscal 2007 are as follows:

		Employee
	Stock	Stock Purchase
	Options	Plan

Fair value	$8.31	$4.09
Expected volatility	46%	29%
Risk-free interest rate	4.9%	5.0%
Expected life (years)	5.0	0.25
Dividend yield	—	—

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards using a combination of historical and implied rates and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, the Company’s employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

Restricted stock units granted were valued based on the closing market price on the date of grant.

Stock-based compensation expense for stock options, restricted stock units and employee stock purchases recognized under the provisions of SFAS No. 123R for the year ended April 1, 2007 was $30.3 million ($24.7 million after income taxes). Share-based compensation costs capitalized as part of the cost of assets for the year ended April 1, 2007 were not material.

As of April 1, 2007, there was $67.9 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted average period of 2.3 years.

During the year ended April 1, 2007, the grant date fair value of options vested totaled $22.9 million and the intrinsic value of options exercised totaled $17.9 million. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The Company currently issues new shares to deliver common stock under its share-based payment plans.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method in accordance with APB 25, and related interpretations, and adopted the disclosure only alternative allowed under SFAS No. 123, as amended.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock-based awards granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following table shows pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense:

	2006	2005
	(In thousands, except per share amounts)

Net income, as reported	$283,588	$157,596
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	105	376
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,477)	(32,664)

Pro forma net income	$252,216	$125,308

Net income per share:
Basic, as reported	$1.66	$0.85
Diluted, as reported	$1.63	$0.84
Basic, pro forma	$1.47	$0.68
Diluted, pro forma	$1.45	$0.67

The fair value of the stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

			Employee Stock
	Stock Options		Purchase Plan
	2006	2005	2006	2005

Fair value	$6.35	$5.26	$3.54	$3.33
Expected volatility	46%	45%	34%	43%
Risk-free interest rate	4.3%	3.3%	3.2%	1.5%
Expected life (years)	4.0	4.0	0.25	0.25
Dividend yield	—	—	—	—

In March 2006, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $24.00 per share previously awarded to its officers and employees. Options granted to non-employee directors were not accelerated.

As a result of the acceleration, a total of 1,221,000 outstanding unvested options became immediately exercisable. The accelerated options have per share exercise prices ranging from $24.19 to $27.87 and a weighted-average exercise price of $24.98. The accelerated options would otherwise have vested from time to time through fiscal 2008. All other terms and conditions applicable to the accelerated stock option grants, including the exercise price and number of shares, were unchanged. The acceleration did not result in recognition of stock-based compensation expense because the exercise price for all stock options subject to the acceleration was in excess of the then current market price of the Company’s common stock.

The primary purpose of the acceleration was to enable the Company to avoid recognizing non-cash compensation expense associated with these options in future periods in its consolidated financial statements, upon adoption of SFAS No. 123R during fiscal 2007. Additionally, the Company believes that these options have limited economic value and would not provide sufficient retentive value when compared to the future stock option compensation expense. The Company estimated that the non-cash compensation expense associated with these

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options would have been approximately $9.4 million over the next two fiscal years if the acceleration had not occurred.

Note 11.	Employee Retirement Savings Plan

The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $2.7 million, $2.1 million and $2.0 million in fiscal 2007, 2006 and 2005, respectively.

Note 12.	Interest and Other Income, net

Components of interest and other income, net are as follows:

	2007	2006	2005
	(In thousands)

Interest income	$25,713	$25,818	$18,530
Gain on sales of marketable securities	191	8,766	934
Loss on sales of marketable securities	(1,853)	(1,952)	(1,589)
Impairment of marketable securities	(8,094)	—	—
Other	915	(5)	(2)

	$16,872	$32,627	$17,873

Note 13.	Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of April 1, 2007, is as follows:

Fiscal Year
(In thousands)

2008	$4,026
2009	2,712
2010	1,746
2011	923
2012	585
Thereafter	142

Total future minimum lease payments	$10,134

The Company has also entered into an operating lease for a facility in Minnesota, which is currently under construction. The facility is expected to be completed during the third quarter of fiscal 2008. The future minimum lease payments associated with this lease are dependent upon the final cost of construction and, accordingly, have not been presented in the table above. However, based on preliminary estimates, the Company expects to pay approximately $18 million over the ten and one-half year lease term.

Rent expense for fiscal 2007, 2006 and 2005 was $8.2 million, $7.0 million and $7.2 million, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 14.	Income Taxes

Income before income taxes from continuing operations consists of the following components:

	2007	2006	2005
	(In thousands)

United States	$102,603	$220,872	$171,146
Foreign	52,184	(20,388)	340

	$154,787	$200,484	$171,486

The components of income taxes from continuing operations are as follows:

	2007	2006	2005
	(In thousands)

Current:
Federal	$45,618	$76,295	$48,260
State	4,032	6,485	11,991
Foreign	3,996	257	14

Total current	53,646	83,037	60,265
Deferred:
Federal	(3,067)	(4,029)	(210)
State	(331)	(434)	10
Foreign	(879)	79	6

Total deferred	(4,277)	(4,384)	(194)

Total income taxes from continuing operations	$49,369	$78,653	$60,071

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of total income tax expense, by classification, included in the accompanying consolidated statements of income is as follows:

	2007	2006	2005
	(In thousands)

Continuing operations	$49,369	$78,653	$60,071
Discontinued operations	—	99,920	24,692

	$49,369	$178,573	$84,763

The tax benefits associated with dispositions from employee stock compensation plans of $5.8 million, $5.1 million and $2.4 million in fiscal 2007, 2006 and 2005, respectively, were recorded directly to additional paid-in capital. In addition, the tax expense (benefit) associated with the change in unrealized gains and losses on the Company’s marketable securities of $1.3 million, $0.7 million and $(4.2) million in fiscal 2007, 2006 and 2005, respectively, were recorded directly to accumulated other comprehensive income (loss).

A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes from continuing operations is as follows:

	2007	2006	2005
	(In thousands)

Expected income tax provision at the statutory rate	$54,175	$70,169	$60,020
State income taxes, net of federal tax benefit	2,406	3,933	7,801
Foreign income at other than U.S. tax rates	(10,400)	6,729	—
Benefit from export sales	(269)	(1,963)	(1,738)
Benefit from research and other credits	(1,772)	(857)	(660)
Nondeductible business combination related costs	1,190	—	2,119
Stock-based compensation	5,469	61	—
Reversal of taxes previously accrued	(3,920)	—	(7,581)
Other, net	2,490	581	110

	$49,369	$78,653	$60,071

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Reserves and accruals not currently deductible	$20,833	$13,822
State income taxes	1,301	7,654
Purchased in-process research and development	3,678	3,713
Net operating loss carryforwards	12,951	2,886
Capital loss carryforwards	1,812	2,050
Unrealized losses on marketable securities	—	2,235
Research credits	2,789	1,013
Property and equipment	621	—
Stock-based compensation	4,824	—

Total gross deferred tax assets	48,809	33,373

Deferred tax liabilities:
Research and development expenditures	5,594	4,055
Purchased intangible assets	17,470	—
Unrealized gains on marketable securities	124	1,100
Property and equipment	—	2,603

Total gross deferred tax liabilities	23,188	7,758

Net deferred tax assets	$25,621	$25,615

A summary of the breakdown between current and noncurrent net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets is as follows:

	2007	2006
	(In thousands)

Current assets	$27,866	$23,423
Noncurrent assets	49	2,192
Noncurrent liabilities	(2,294)	—

Net deferred tax assets	$25,621	$25,615

As of April 1, 2007, the current net deferred tax assets in the above table includes $1.1 million of current net deferred tax assets in foreign jurisdictions. There were no other material net deferred tax assets or liabilities in foreign jurisdictions for the periods presented.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of April 1, 2007. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

As of April 1, 2007, the Company has federal net operating loss carryforwards of $31.7 million, which will expire between 2017 and 2026, if not utilized, and state net operating loss carryforwards of $30.0 million, which

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will expire between 2014 and 2016, if not utilized. The net operating loss carryforwards relate to acquired companies and are subject to limitations on utilization.

As of April 1, 2007, the Company has federal general business credit carryforwards of $1.8 million, which will expire between 2022 and 2026, if not utilized, and state tax credit carryforwards of $1.5 million, which have no expiration date. The tax credit carryforwards relate to an acquired company and are subject to limitations on their utilization.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of April 1, 2007, the cumulative amount of undistributed earnings of our foreign subsidiaries was $34.1 million and the unrecognized deferred tax liability for these earnings was $9.8 million.

The Company’s federal consolidated income tax return for fiscal year 2005 is presently under examination by the Internal Revenue Service. Management does not believe that the results of this examination will have a material impact on the consolidated financial statements.

Note 15.	Product Revenues, Geographic Revenues and Significant Customers

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

Product Revenues

A summary of the components of the Company’s net revenues is as follows:

	2007	2006	2005
	(In thousands)

SAN Infrastructure Products	$558,399	$460,050	$387,922
Management Controllers	16,098	27,136	37,003
Other	12,200	6,891	3,794

	$586,697	$494,077	$428,719

Geographic Revenues

Revenues by geographic area are presented based upon the country of destination. No individual country other than the United States represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2007	2006	2005
	(In thousands)

United States	$314,300	$271,937	$227,771
Europe, Middle East and Africa	131,954	111,000	94,578
Asia-Pacific and Japan	111,130	108,166	101,530
Rest of world	29,313	2,974	4,840

	$586,697	$494,077	$428,719

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues for any of the fiscal years is as follows:

	2007	2006	2005

IBM	17%	15%	15%
Hewlett-Packard	16%	15%	14%
Sun Microsystems	12%	12%	15%
Dell	*	*	10%

*	Less than 10% of net revenues.

Note 16.	Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2007 and 2006:

	Three Months Ended(1)
	June	September	December	March
	(In thousands, except per share amounts)

Fiscal 2007:
Net revenues	$136,692	$145,298	$157,611	$147,096
Gross profit	93,372	99,542	106,913	94,888
Operating income	27,699	39,221	44,086	26,909
Net income	21,076	30,447	35,454	18,441
Net income per share:
Basic	0.13	0.19	0.22	0.12
Diluted	0.13	0.19	0.22	0.12
Fiscal 2006:
Net revenues	$115,430	$119,012	$129,185	$130,450
Gross profit	81,437	84,017	92,285	92,092
Operating income	41,953	42,793	49,026	34,085
Income from continuing operations	28,286	30,490	31,681	31,374
Net income	41,777	43,024	166,238	32,549
Income from continuing operations per share:
Basic	0.15	0.17	0.20	0.19
Diluted	0.15	0.17	0.19	0.19
Net income per share:
Basic	0.23	0.24	1.03	0.20
Diluted	0.23	0.24	1.02	0.20

(1)	The statement of operations data for fiscal 2006 reflects the operating results of the hard disk drive controller and tape drive controller business as discontinued operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of April 1, 2007.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As permitted by the Securities and Exchange Commission, management’s evaluation as of April 1, 2007 excluded SilverStorm Technologies, Inc. (SilverStorm), which was acquired on November 1, 2006. SilverStorm represents less than 1% of the Company’s total assets as of April 1, 2007 and less than 2% of the Company’s total revenues for the year ended April 1, 2007. Based on its evaluation as of April 1, 2007, management believes that the Company’s internal control over financial reporting, excluding SilverStorm, is effective in achieving the objectives described above.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. See page 37 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2007, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2007, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2007, for information required under this Item 12. Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2007, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2007, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended April 1, 2007, April 2, 2006 and April 3, 2005 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended April 1, 2007, April 2, 2006 and April 3, 2005 is filed as part of this report and is incorporated herein by reference:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) (3) Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ H.K. Desai
H.K. Desai
Chairman of the Board and
Chief Executive Officer

Date: May 24, 2007

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

Signature	Title	Date

Principal Executive Officer:

/s/ H.K. Desai H.K. Desai	Chairman of the Board and Chief Executive Officer	May 24, 2007

Principal Financial and Accounting Officer:

/s/ Anthony J. Massetti Anthony J. Massetti	Senior Vice President and Chief Financial Officer	May 24, 2007

/s/ Joel S. Birnbaum Joel S. Birnbaum	Director	May 24, 2007

/s/ Larry R. Carter Larry R. Carter	Director	May 24, 2007

/s/ James R. Fiebiger James R. Fiebiger	Director	May 24, 2007

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	May 24, 2007

/s/ Carol L. Miltner Carol L. Miltner	Director	May 24, 2007

/s/ George D. Wells George D. Wells	Director	May 24, 2007

SCHEDULE II

QLOGIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions:
		Charged to	Deductions:
	Balance at	Costs and	Amounts	Balance at
	Beginning of	Expenses	Written Off, Net	End of
	Year	or Revenues	of Recoveries	Year
	(In thousands)

Continuing Operations:
Year ended April 1, 2007:
Allowance for doubtful accounts	$1,239	$30	$194	$1,075
Sales returns and allowances	$4,102	$26,503	$25,386	$5,219
Year ended April 2, 2006:
Allowance for doubtful accounts	$1,311	$(54)	$18	$1,239
Sales returns and allowances	$4,828	$16,566	$17,292	$4,102
Year ended April 3, 2005:
Allowance for doubtful accounts	$1,113	$215	$17	$1,311
Sales returns and allowances	$3,965	$17,705	$16,842	$4,828

Total, including Discontinued Operations:
Year ended April 1, 2007:
Allowance for doubtful accounts	$1,239	$30	$194	$1,075
Sales returns and allowances	$4,102	$26,503	$25,386	$5,219
Year ended April 2, 2006:
Allowance for doubtful accounts	$1,445	$(188)	$18	$1,239
Sales returns and allowances	$5,233	$16,802	$17,933	$4,102
Year ended April 3, 2005:
Allowance for doubtful accounts	$1,372	$90	$17	$1,445
Sales returns and allowances	$5,198	$18,091	$18,056	$5,233

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)
3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)
3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.9	By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on February 24, 2005)
10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))
10.2	QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))
10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006)
10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective June 9, 2005.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005)
10.5	QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005)
10.6	First Amendment to QLogic Corporation 2005 Performance Incentive Plan, dated as of June 1, 2006.* (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2006)
10.7	Second Amendment to QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006)
10.8	Merger Agreement, dated as of February 15, 2006, by and among QLogic Corporation, PS Merger Sub, Inc., PathScale, Inc., and a representative of the holders of capital stock of PathScale, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2006)
10.9	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)

Exhibit
No.	Description

10.10	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)
10.11	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)
10.12	Change in Control Severance Agreement between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006)
10.13	Change in Control Severance Agreement between QLogic Corporation and Anthony J. Massetti.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006)
10.14	Employment Agreement, dated April 19, 2007, between QLogic Corporation and Jeff Benck.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 25, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.