Form 10-Q
period 2007-07-01
QLOGIC CORP
filed 2007-08-03
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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

Yes ☐     No ☑

As of July 30, 2007, 146,937,277 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	April 1,
	2007	2007
	(Unaudited; In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$135,427	$76,804
Short-term marketable securities	343,211	467,118
Accounts receivable, less allowance for doubtful accounts of $1,112 and $1,075 as of July 1, 2007 and April 1, 2007, respectively	77,290	73,538
Inventories	37,980	38,935
Deferred tax assets	32,552	27,866
Other current assets	12,530	12,892

Total current assets	638,990	697,153
Property and equipment, net	91,940	90,913
Goodwill	102,843	102,910
Purchased intangible assets, net	50,463	55,093
Deferred tax assets	16,414	49
Other assets	25,245	25,241

	$925,895	$971,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,756	$29,280
Accrued compensation	20,024	34,483
Accrued taxes	7,093	15,729
Deferred revenue	8,087	7,368
Other current liabilities	15,907	7,674

Total current liabilities	81,867	94,534
Accrued taxes	40,920	—
Deferred tax liabilities	—	2,294

Total liabilities	122,787	96,828

Subsequent event (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 198,651,000 and 197,907,000 shares issued at July 1, 2007 and April 1, 2007, respectively	199	198
Additional paid-in capital	624,678	608,515
Retained earnings	1,007,723	988,728
Accumulated other comprehensive income	615	169
Treasury stock, at cost: 48,807,000 and 42,490,000 shares at July 1, 2007 and April 1, 2007, respectively	(830,107)	(723,079)

Total stockholders’ equity	803,108	874,531

	$925,895	$971,359

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(Unaudited; In thousands, except per share amounts)

Net revenues	$139,777	$136,692
Cost of revenues	50,863	43,320

Gross profit	88,914	93,372

Operating expenses:
Engineering and development	34,684	32,920
Sales and marketing	21,173	22,401
General and administrative	8,186	8,442
Special charges	2,136	—
Purchased in-process research and development	—	1,910

Total operating expenses	66,179	65,673

Operating income	22,735	27,699
Interest and other income, net	6,266	6,842

Income before income taxes	29,001	34,541
Income taxes	10,006	13,465

Net income	$18,995	$21,076

Net income per share:
Basic	$0.12	$0.13

Diluted	$0.12	$0.13

Number of shares used in per share calculations:
Basic	153,178	161,548

Diluted	154,219	162,897

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$18,995	$21,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,317	5,916
Stock-based compensation	8,370	8,664
Acquisition-related:
Amortization of purchased intangible assets	4,433	3,111
Stock-based compensation	703	2,879
Purchased in-process research and development	—	1,910
Deferred income taxes	(6,584)	(4,134)
Provision for losses on accounts receivable	70	326
Loss on disposal of property and equipment	473	117
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,822)	(3,576)
Inventories	955	(1,849)
Other assets	360	719
Accounts payable	1,495	(4,629)
Accrued compensation	(12,530)	(6,343)
Accrued taxes	15,238	15,252
Deferred revenue	719	1,970
Other liabilities	(665)	(1,428)

Net cash provided by operating activities	35,527	39,981

Cash flows from investing activities:
Purchases of marketable securities	(25,463)	(73,966)
Sales and maturities of marketable securities	150,099	81,194
Additions to property and equipment	(8,639)	(9,676)
Acquisition of businesses, net of cash acquired	67	(92,092)
Restricted cash placed in escrow	—	(15,000)

Net cash provided by (used in) investing activities	116,064	(109,540)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	4,738	1,691
Tax benefit from issuance of stock under stock plans	424	196
Purchase of treasury stock	(98,130)	(27,261)

Net cash used in financing activities	(92,968)	(25,374)

Net increase (decrease) in cash and cash equivalents	58,623	(94,933)
Cash and cash equivalents at beginning of period	76,804	125,192

Cash and cash equivalents at end of period	$135,427	$30,259

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. The results of operations for the three months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation in the accompanying condensed consolidated financial statements.

Note 2.	Acquisition of SilverStorm Technologies, Inc.

In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.9 million, including $59.4 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. Based on a preliminary purchase price allocation in fiscal 2007, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development. The Company is in the process of finalizing the valuation of the intangible assets acquired and expects to finalize the purchase price allocation in fiscal 2008, which may result in adjustments to the amounts recorded, principally related to the availability of net operating loss carryforwards and other tax benefits from the acquisition.

Note 3.	Inventories

Components of inventories are as follows:

	July 1,	April 1,
	2007	2007
	(In thousands)

Raw materials	$10,051	$5,937
Finished goods	27,929	32,998

	$37,980	$38,935

Note 4.	Purchased Intangible Assets

Purchased intangible assets consists of the following:

	July 1, 2007			April 1, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$54,300	$14,323	$39,977	$54,300	$11,138	$43,162
Customer relationships	10,400	2,622	7,778	10,400	1,581	8,819
Other	1,400	529	871	1,400	322	1,078

	66,100	17,474	48,626	66,100	13,041	53,059
Other purchased intangibles:
Technology-related	2,596	759	1,837	2,596	562	2,034

	$68,696	$18,233	$50,463	$68,696	$13,603	$55,093

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(In thousands)

Cost of revenues	$3,415	$3,188
Engineering and development	173	67
Sales and marketing	1,042	225

	$4,630	$3,480

The following table presents the estimated future amortization expense of purchased intangible assets as of July 1, 2007:

Fiscal	(In thousands)

2008 (remaining nine months)	$12,736
2009	14,958
2010	12,187
2011	8,879
2012	1,703

$50,463

Note 5.	Treasury Stock

In November 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $200 million of its outstanding common stock. During the three months ended July 1, 2007, the Company purchased 1.5 million shares for an aggregate purchase price of $26.9 million, which completed this program.

In April 2007, the Company’s Board of Directors approved a new stock repurchase program that authorized the Company to purchase up to an additional $300 million of its outstanding common stock. During the three months ended July 1, 2007, the Company purchased 4.8 million shares of its common stock under this program for an aggregate purchase price of $80.1 million, of which $8.9 million was pending settlement and is included in other current liabilities in the accompanying condensed consolidated balance sheet as of July 1, 2007. During July 2007, the Company repurchased an additional 3.3 million shares of its common stock under this program for an aggregate purchase price of $51.4 million.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 6.	Special Charges

During the three months ended July 1, 2007, the Company recorded special charges of $2.1 million associated with the consolidation of certain engineering activities. The special charges consist of $1.8 million for exit costs and $0.3 million for asset impairments.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances for the exit costs for the three months ended July 1, 2007 are as follows:

		Contract
	Workforce	Cancellation
	Reductions	and Other	Total
		(In thousands)

Charged to costs and expenses	$881	$923	$1,804
Cash payments	(881)	—	(881)
Non-cash adjustments	—	64	64

Balance as of July 1, 2007	$—	$987	$987

Workforce reduction costs relate to severance arrangements. Contract cancellation and other costs had not been paid and are included in other current liabilities in the accompanying condensed consolidated balance sheet as of July 1, 2007. These contract cancellation and other costs are expected to be paid over the terms of the related agreements, principally during fiscal 2008.

Note 7.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months
	Ended
	July 1,	July 2,
	2007	2006
	(In thousands)

Net income	$18,995	$21,076
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale marketable securities	446	(3,132)

	$19,441	$17,944

Note 8.	Stock-Based Compensation

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(In thousands)

Cost of revenues	$574	$512
Engineering and development	3,772	2,824
Sales and marketing	1,625	2,691
General and administrative	2,399	2,637

	$8,370	$8,664

The Company has stock-based performance plans with certain former employees of PathScale, Inc. and Troika Networks, Inc. who became employees of QLogic as of the respective acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million and $2.9 million of stock-based compensation expense related to acquisitions during the three months ended July 1, 2007 and July 2, 2006, respectively, and could recognize up to $7.8 million of additional compensation expense through April 2010.

Note 9.	Interest and Other Income, Net

Components of interest and other income, net are as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(In thousands)

Interest income	$6,199	$6,638
Gain on sales of marketable securities	145	113
Loss on sales of marketable securities	(65)	(387)
Other	(13)	478

	$6,266	$6,842

Note 10.	Income Taxes

As of April 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or financial position. Upon adoption, the Company had $32.9 million of total gross unrecognized tax benefits. If these unrecognized tax benefits were recognized, $17.5 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate.

As of July 1, 2007, the Company had $34.6 million of total gross unrecognized tax benefits. If these unrecognized tax benefits were recognized, $19.1 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits noted above, the Company had accrued $4.2 million and $3.9 million of interest and penalties, net of the related tax benefit, as of July 1, 2007 and April 2, 2007, respectively.

The Company conducts business globally and, as a result, it or one of its subsidiaries files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years through fiscal 2003. The Company’s 2005 fiscal year income tax return is currently being examined by the Internal Revenue Service. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2002.

As of July 1, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $4.5 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring in the next twelve months for years with uncertain tax positions.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(In thousands, except per share amounts)

Net income	$18,995	$21,076

Shares:
Weighted-average shares outstanding — basic	153,178	161,548
Dilutive potential common shares, using treasury stock method	1,041	1,349

Weighted-average shares outstanding — diluted	154,219	162,897

Net income per share:
Basic	$0.12	$0.13

Diluted	$0.12	$0.13

Stock-based awards, including stock options and restricted stock units, representing 24,015,000 and 19,138,000 shares of common stock have been excluded from the diluted net income per share calculations for the three months ended July 1, 2007 and July 2, 2006, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive. Contingently issuable shares of the Company’s common stock pursuant to performance plans associated with certain acquisitions are included, as appropriate, in the calculation of diluted net income per share as of the beginning of the period in which the respective performance conditions are met.

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

Overview

We are a supplier of high — performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers, or OEMs, and distributors. Our Host Products consist primarily of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters, or HBAs; and InfiniBand® host channel adapters, or HCAs. Our Network Products consist primarily of Fibre Channel switches, including core, blade and stackable switches; InfiniBand switches, including edge fabric switches and multi-protocol fabric directors; storage routers for bridging Fibre Channel and iSCSI networks; and storage services platforms that provide performance improvements to third-party and OEM storage management software that has been ported to the platform. Our Silicon Products consist primarily of protocol chips and management controllers. All of these solutions address the storage area network, or SAN, or server fabric connectivity infrastructure requirements of small, medium and large enterprises. Our products based on InfiniBand technology are designed for the emerging High Performance Computing, or HPC, environments.

Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Sun Microsystems, Inc. and many others.

Business Combinations

In November 2006, we acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. The acquisition of SilverStorm expanded our portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors. Based on a preliminary purchase price allocation in fiscal 2007, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development. We are in the process of finalizing the valuation of the intangible assets acquired and expect to finalize the purchase price allocation in fiscal 2008, which may result in adjustments to the amounts recorded, principally related to the availability of net operating loss carryforwards and other tax benefits from the acquisition. The results of operations for SilverStorm have been included in the condensed consolidated financial statements since the date of acquisition.

First Quarter Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the first quarter of fiscal 2008 are as follows:

•	Net revenues of $139.8 million for the first quarter of fiscal 2008 decreased sequentially by $7.3 million, or 5%, from $147.1 million in the fourth quarter of fiscal 2007 due primarily to a decline in revenue from Silicon Products.

•	Gross profit as a percentage of net revenues was 63.6% for the first quarter of fiscal 2008, compared to 64.5% for the fourth quarter of fiscal 2007.

•	Operating income as a percentage of net revenues decreased to 16.3% for the first quarter of fiscal 2008 from 18.3% in the fourth quarter of fiscal 2007 due primarily to the decline in revenue.

•	Net income of $19.0 million, or $0.12 per diluted share, in the first quarter of fiscal 2008 increased from $18.4 million, or $0.12 per diluted share, in the fourth quarter of fiscal 2007. Net income for the first quarter of fiscal 2008 included stock-based compensation expense, acquisition-related charges, special charges, and the related income tax effects, totaling $11.2 million. During the fourth quarter of fiscal 2007, net income included stock-based compensation expense, acquisition-related charges, impairment charges related to marketable securities, and the related income tax effects, totaling $16.8 million.

•	Cash, cash equivalents and marketable securities of $478.6 million at July 1, 2007 decreased $65.3 million from the balance at the end of the fourth quarter of fiscal 2007. This decrease is primarily due to $98.1 million of cash used for repurchases of our common stock, partially offset by $35.5 million of cash generated from operations during the first quarter of fiscal 2008.

•	Accounts receivable was $77.3 million as of July 1, 2007, compared to $73.5 million as of April 1, 2007. Days sales outstanding (DSO) in receivables increased to 50 days as of July 1, 2007 from 45 days as of April 1, 2007. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO in the future will range from 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical periods and it may increase in the future.

•	Inventories were $38.0 million as of July 1, 2007, compared to $38.9 million as of April 1, 2007. Our annualized inventory turns in the first quarter of fiscal 2008 of 5.4 was consistent with the fourth quarter of fiscal 2007.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(Dollars in millions)

Net revenues:
Host Products	$104.2	$90.5
Network Products	24.5	18.3
Silicon Products	9.6	25.5
Other	1.5	2.4

Total net revenues	$139.8	$136.7

Percentage of net revenues:
Host Products	75%	66%
Network Products	17	13
Silicon Products	7	19
Other	1	2

Total net revenues	100%	100%

The global marketplace for storage networking solutions and network infrastructure solutions continues to expand in response to the information storage requirements of enterprise business environments, as well as the emerging market for solutions in high performance computing environments. This market expansion has resulted in increased volume shipments of our Host Products and Network Products. However, these markets have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.

Our net revenues are derived primarily from the sale of Host Products and Network Products. Net revenues increased 2% to $139.8 million for the three months ended July 1, 2007 from $136.7 million for the three months ended July 2, 2006. This increase was primarily the result of a $13.7 million, or 15%, increase in revenue from Host Products and a $6.2 million, or 33%, increase in revenue from Network Products, partially offset by a $15.9 million decrease in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 30% increase in the quantity of HBAs sold partially offset by a 12% decrease in average selling prices of these products. This HBA volume increase was primarily driven by an over 300% increase in Fibre Channel mezzanine cards, which are used in blade servers and have a lower average selling price than standard HBA products. The increase in revenue from Network Products was primarily due to the addition of InfiniBand switches to our product portfolio as a result of our acquisition of SilverStorm. Revenue from Silicon Products decreased 62% from the same period in the prior year due primarily to a decrease in units sold. We expect revenue from Silicon Products to continue to decrease over time. Net revenues for the three months ended July 1, 2007 included $1.5 million of other revenue. Other revenue, which primarily includes royalties and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83% of net revenues during the three months ended July 1, 2007 and 80% of net revenues during the fiscal year ended April 1, 2007. Three of our customers each represented 10% or more of net revenues for fiscal 2007, and these same three customers continued to be the only customers representing 10% or more of net revenues for the three months ended July 1, 2007.

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

Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(In millions)

United States	$77.8	$78.4
Europe, Middle East and Africa	30.6	26.8
Asia-Pacific and Japan	23.0	29.2
Rest of the world	8.4	2.3

	$139.8	$136.7

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(Dollars in millions)

Gross profit	$88.9	$93.4
Percentage of net revenues	63.6%	68.3%

Gross profit for the three months ended July 1, 2007 decreased $4.5 million, or 5%, from gross profit for the three months ended July 2, 2006. The gross profit percentage for the three months ended July 1, 2007 was 63.6% and declined from 68.3% for the corresponding period in the prior year. The decline in gross profit percentage was primarily impacted by a shift in product mix and increased manufacturing-related costs.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(Dollars in millions)

Operating expenses:
Engineering and development	$34.7	$32.9
Sales and marketing	21.2	22.4
General and administrative	8.2	8.5
Special charges	2.1	—
Purchased in-process research and development	—	1.9

Total operating expenses	$66.2	$65.7

Percentage of net revenues:
Engineering and development	24.8%	24.1%
Sales and marketing	15.1	16.4
General and administrative	5.9	6.1
Special charges	1.5	—
Purchased in-process research and development	—	1.4

Total operating expenses	47.3%	48.0%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended July 1, 2007, engineering and development expenses increased to $34.7 million from $32.9 million for the three months ended July 2, 2006. Engineering and development expenses increased during the three months ended July 1, 2007 from the comparable period in the prior year due primarily to an increase of $1.9 million in cash compensation and related benefit costs as a result of an increase in headcount from the SilverStorm acquisition, partially offset by a decrease in headcount resulting from workforce reductions associated with the consolidation of certain engineering activities. See further discussion under “Special Charges.” Engineering and development expenses were also impacted by an increase in depreciation and equipment costs of $1.1 million and an increase in stock-based compensation, excluding acquisition-related charges, of $0.9 million. These increases were offset by a decrease in acquisition-related stock-based compensation of $1.5 million and a decrease of $0.9 million in new product development costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses to increase in the future as a result of continued, and increasing costs associated with, new product development, including our recent acquisitions.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $21.2 million for the three months ended July 1, 2007 from $22.4 million for the three months ended July 2, 2006. The decrease in sales and marketing expenses was due primarily to a decrease in stock-based compensation of $1.7 million, including stock-based compensation related to acquisitions, and a $1.2 million decrease in promotional costs, including the costs for certain sales and marketing programs, partially offset by a $1.0 million increase in amortization of purchased intangible assets related to customer relationships.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses of $8.2 million for the three months ended July 1, 2007 were relatively consistent with the $8.5 million recorded for the three months ended July 2, 2006.

In connection with the anticipated growth of our business, we expect general and administrative expenses will increase in the future.

Special Charges.  During the three months ended July 1, 2007, we recorded special charges of $2.1 million associated with the consolidation of certain engineering activities. The special charges consist of $1.8 million for exit costs and $0.3 million for asset impairments.

The exit costs were comprised of workforce reductions, contract cancellation costs and other costs. The workforce reduction costs relate to severance arrangements. Such costs totaled $0.8 million and were paid during the three months ended July 1, 2007. Contract cancellation and other costs aggregating $1.0 million had not been paid as of July 1, 2007 and are expected to be paid over the terms of the related agreements, principally in fiscal 2008.

Interest and Other Income, Net

Components of our interest and other income, net are as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
	(In millions)

Interest income	$6.2	$6.6
Gain on sales of marketable securities	0.2	0.1
Loss on sales of marketable securities	(0.1)	(0.4)
Other	—	0.5

	$6.3	$6.8

Interest and other income is comprised primarily of interest income related to our portfolio of marketable securities.

Income Taxes

Our effective income tax rate was 35% and 39% for the three months ended July 1, 2007 and July 2, 2006, respectively. The decrease in the effective tax rate was primarily due to a greater percentage of worldwide income being attributable to foreign operations and taxed in jurisdictions outside of the United States. We expect the annual effective tax rate for fiscal 2008 to approximate 35% as compared to our annual effective tax rate of 32% for fiscal 2007. The annual rate for fiscal 2007 reflects tax benefits associated with the resolution of routine tax examinations and the reversal of tax reserves as a result of the expiration of the federal statute of limitations. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, stock-based compensation and uncertain tax positions.

As of April 2, 2007, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on our consolidated results of operations or financial position.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $478.6 million at July 1, 2007 from $543.9 million at April 1, 2007. The decrease in cash, cash equivalents and marketable securities was due primarily to the purchase of our common stock pursuant to our stock repurchase programs, partially offset by our cash generated from operations. We believe that our existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next 12 months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next 12 months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities was $35.5 million for the three months ended July 1, 2007 and $40.0 million for the three months ended July 2, 2006. Operating cash flow for the three months ended July 1, 2007 reflects our net income of $19.0 million, net non-cash charges of $14.8 million and a net decrease in the non-cash components of working capital of $1.7 million. The decrease in the non-cash components of working capital was primarily due to a $15.2 million increase in accrued taxes, a $1.5 million increase in accounts payable and a $1.0 million decrease in inventories, partially offset by a $12.5 million decrease in accrued compensation and a $3.8 million increase in accounts receivable. The changes in accrued taxes, accounts payable and accrued compensation was primarily due to the timing of payment obligations.

Cash provided by investing activities was $116.1 million for the three months ended July 1, 2007 and consisted primarily of net sales and maturities of marketable securities of $124.6 million, offset by additions to property and equipment of $8.6 million. During the three months ended July 2, 2006, cash used in investing activities of $109.5 million consisted of $107.1 million of cash used for the acquisition of PathScale including the $15.0 million placed in escrow, net of cash acquired of $3.0 million, and additions to property and equipment of $9.7 million, partially offset by net sales and maturities of marketable securities of $7.2 million.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $93.0 million for the three months ended July 1, 2007 resulted from our purchase of $98.1 million of common stock under our stock repurchase programs, partially offset by $4.7 million of proceeds from the issuance of common stock under our stock plans and a related $0.4 million tax benefit. During the three months ended July 2, 2006, cash used in financing activities of $25.4 million resulted from our purchase of $27.3 million of common stock under our stock repurchase programs, partially offset by $1.7 million of proceeds from the issuance of common stock under our stock plans and a related $0.2 million tax benefit.

Since fiscal 2003, we have had stock repurchase programs that authorized us to purchase up to an aggregate of $1.05 billion of our outstanding common stock. The most recent program was approved in April 2007 and authorized us to repurchase up to $300 million of our outstanding common stock. As of July 1, 2007, we had repurchased a total of 48.8 million shares of common stock under these programs for an aggregate purchase price of $830.1 million, including 6.3 million shares for an aggregate purchase price of $107.0 million during the three months ended July 1, 2007, of which $8.9 million was pending settlement as of the end of the fiscal quarter. As of July 1, 2007, there was $219.9 million remaining available under the April 2007 plan. During July 2007, we repurchased an additional 3.3 million shares of our common stock under this program for an aggregate purchase price of $51.4 million.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of July 1, 2007, and their impact on our cash flows in future fiscal years, is as follows:

	2008
	(Remaining
	nine months)	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Operating leases	$3.3	$3.1	$1.8	$0.9	$0.6	$0.1	$9.8
Non-cancelable purchase obligations	45.6	—	—	—	—	—	45.6

Total	$48.9	$3.1	$1.8	$0.9	$0.6	$0.1	$55.4

We adopted FIN 48 during the first quarter of fiscal 2008 and the amount of unrecognized tax benefits at July 1, 2007 was $40.9 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

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

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, we provide standard incentive programs to our customers and account for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. Royalty and service revenue is recognized when earned and receipt is reasonably assured.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. As of April 2, 2007, we adopted FIN 48, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, income tax positions should be recognized in the first reporting period that the tax position meets the recognition threshold. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Stock-Based Compensation

We account for stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units (RSUs) and stock purchases under our Employee Stock Purchase Plan (the ESPP) based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and RSUs, and the offering period for the ESPP. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, our employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

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

We maintain a marketable securities investment portfolio of various holdings, types and maturities. In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. We also hold shares of common stock of Marvell Technology Group Ltd. (Marvell) that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. We do not use derivative financial instruments.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 1, 2007, the carrying value of our cash and cash equivalents approximates fair value.

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

As of the end of the quarter ended July 1, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2007 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended July 1, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in product mix;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price-performance advantages;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets or the acquisition of new businesses;

•	sales discounts;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.

Our revenues may be affected by changes in IT spending levels.

In the past, unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, even if IT spending rates increase, we cannot be certain that the market for Storage Area Network (SAN) and server fabric infrastructure solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

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

Our business could be adversely affected by the broad adoption of server virtualization technology.

Server virtualization technologies, where a single server can take on the function of what was previously performed by many individual servers, are gaining momentum in the industry. The broad implementation of server virtualization could result in a decrease in the demand for servers, which could result in a lower demand for our products. This could have a material adverse effect on our business or results of operations.

Our business could be adversely affected by a significant increase in the market acceptance of blade servers.

Blade server products have gained acceptance in the market over the past few years. Blade servers use custom SAN infrastructure products, including blade switches and mezzanine cards which have lower average selling prices than the SAN infrastructure products used in a non-blade server environment. If blade servers gain an increased percentage of the overall server market, our business could be adversely affected by the transition to blade server products. This could have a material adverse effect on our business or results of operations.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83% and 80% of net revenues for the three months ended July 1, 2007 and the fiscal year ended April 1, 2007, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation and we also compete with companies offering software initiator solutions. In the Fibre Channel switch, storage router and storage services platform markets, we compete primarily with Brocade

Communications Systems, Inc. and Cisco Systems, Inc. Our competition in the Fibre Channel switch market includes well-established participants who have significantly more sales and marketing resources to develop and penetrate this market. In the InfiniBand HCA and switch markets, we compete primarily with Voltaire, Inc., Cisco Systems, Inc. and Mellanox Technologies, Ltd. We may also compete with some of our computer and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

Our distributors may not adequately distribute our products and their reseller customers may purchase products from our competitors, which could negatively affect our results of operations.

Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or results of operations. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change of business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.

As a result of these factors regarding our distributors or other unrelated factors, the reseller customers of our distributors could decide to purchase products developed and manufactured by our competitors. Any loss of demand for our products by value-added resellers and system integrators could have a material adverse effect on our business or results of operations.

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

In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product, and we may not always be able to satisfy the qualification requirements of these customers. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed resulting in loss or deferral of revenues and our competitive position and relationship with customers could be harmed.

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

The migration of our customers toward new products may result in fluctuations of our results of operations.

As new or enhanced products are introduced we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demand. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business or results of operations. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand. Any such adverse events could have a material adverse effect on our business, financial condition or results of operations.

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

International revenues accounted for 44% and 46% of our net revenues for the three months ended July 1, 2007 and the fiscal year ended April 1, 2007, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

Dependence on third-party technology could adversely affect our business.

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

Certain of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL) which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, results of operations or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, we announced a stock repurchase program authorizing the repurchase of up to $200 million of our common stock, which program was completed in May 2007. In April 2007, our Board of Directors approved a new program to repurchase up to an additional $300 million of our outstanding common stock. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2008 under our stock purchase programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans

April 2, 2007 — April 29, 2007	1,187,966	$17.28	1,187,966	$306,387,000
April 30, 2007 — May 27, 2007	1,776,025	$16.97	1,776,025	$276,241,000
May 28, 2007 — July 1, 2007	3,352,700	$16.81	3,352,700	$219,893,000

Total	6,316,691	$16.94	6,316,691	$219,893,000

We previously purchased 9,896,259 shares under the November 2005 program for an aggregate purchase price of $173.1 million.

Item 6.	Exhibits

Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 2, 2007

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