Form 10-Q
period 2007-09-30
QLOGIC CORP
filed 2007-10-30
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Yes ☐     No ☑

As of October 25, 2007, 136,885,225 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	April 1,
	2007	2007
	(Unaudited; In thousands,
	except share and per share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$99,646	$76,804
Short-term marketable securities	292,436	467,118
Accounts receivable, less allowance for doubtful accounts of $1,098 and $1,075 as of September 30, 2007 and April 1, 2007, respectively	72,201	73,538
Inventories	35,071	38,935
Deferred tax assets	35,009	27,866
Other current assets	13,188	12,892

Total current assets	547,551	697,153
Property and equipment, net	90,774	90,913
Goodwill	103,734	102,910
Purchased intangible assets, net	44,632	55,093
Deferred tax assets	16,976	49
Other assets	25,147	25,241

	$828,814	$971,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,403	$29,280
Accrued compensation	23,374	34,483
Accrued taxes	19,913	15,729
Deferred revenue	11,565	7,368
Other current liabilities	10,616	7,674

Total current liabilities	93,871	94,534
Accrued taxes	42,579	—
Deferred tax liabilities	—	2,294

Total liabilities	136,450	96,828

Subsequent event (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 198,982,000 and 197,907,000 shares issued at September 30, 2007 and April 1, 2007, respectively	199	198
Additional paid-in capital	636,553	608,515
Retained earnings	1,030,303	988,728
Accumulated other comprehensive income	130	169
Treasury stock, at cost: 59,513,000 and 42,490,000 shares at September 30, 2007 and April 1, 2007, respectively	(974,821)	(723,079)

Total stockholders’ equity	692,364	874,531

	$828,814	$971,359

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Unaudited; In thousands, except per share amounts)

Net revenues	$140,326	$145,298	$280,103	$281,990
Cost of revenues	49,013	45,756	99,876	89,076

Gross profit	91,313	99,542	180,227	192,914

Operating expenses:
Engineering and development	33,058	32,619	67,742	65,539
Sales and marketing	20,639	20,108	41,812	42,509
General and administrative	8,804	7,594	16,990	16,036
Special charges	1,636	—	3,772	—
Purchased in-process research and development	—	—	—	1,910

Total operating expenses	64,137	60,321	130,316	125,994

Operating income	27,176	39,221	49,911	66,920
Interest and other income, net	5,753	5,844	12,019	12,686

Income before income taxes	32,929	45,065	61,930	79,606
Income taxes	10,349	14,618	20,355	28,083

Net income	$22,580	$30,447	$41,575	$51,523

Net income per share:
Basic	$0.16	$0.19	$0.28	$0.32

Diluted	$0.16	$0.19	$0.28	$0.32

Number of shares used in per share calculations:
Basic	144,782	158,468	148,980	160,008

Diluted	145,202	159,827	149,711	161,362

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,	October 1,
	2007	2006
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$41,575	$51,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,964	12,157
Stock-based compensation	16,187	15,035
Acquisition-related:
Amortization of purchased intangible assets	9,489	5,481
Stock-based compensation	(38)	5,472
Purchased in-process research and development	—	1,910
Deferred income taxes	(9,023)	(9,732)
Provision for losses on accounts receivable	188	480
Loss on disposal of property and equipment	795	135
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,149	(2,104)
Inventories	3,864	(4,252)
Other assets	365	1,120
Accounts payable	(1,024)	(2,821)
Accrued compensation	(8,439)	(4,397)
Accrued taxes	28,548	6,134
Deferred revenue	4,197	2,042
Other liabilities	(44)	315

Net cash provided by operating activities	102,753	78,498

Cash flows from investing activities:
Purchases of marketable securities	(75,247)	(122,422)
Sales and maturities of marketable securities	249,883	211,928
Additions to property and equipment	(15,078)	(16,961)
Acquisition of businesses, net of cash acquired	67	(92,136)
Restricted cash placed in escrow	—	(15,000)

Net cash provided by (used in) investing activities	159,625	(34,591)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	8,631	5,528
Tax benefit from issuance of stock under stock plans	589	784
Purchase of treasury stock	(248,756)	(85,616)

Net cash used in financing activities	(239,536)	(79,304)

Net increase (decrease) in cash and cash equivalents	22,842	(35,397)
Cash and cash equivalents at beginning of period	76,804	125,192

Cash and cash equivalents at end of period	$99,646	$89,795

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation in the accompanying condensed consolidated financial statements.

Note 2.	Acquisitions and Dispositions

In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.9 million, including $59.4 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. Based on a preliminary purchase price allocation in fiscal 2007, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development. The Company is in the process of finalizing the valuation of the intangible assets acquired and expects to finalize the purchase price allocation in fiscal 2008, which may result in adjustments to the amounts recorded related to the availability of net operating loss carryforwards and other tax benefits from the acquisition.

In August 2007, the Company reevaluated the use of the intellectual property acquired from Troika Networks, Inc. in November 2005. As a result, the Company suspended internal development of the underlying acquired technology and entered into a nonexclusive license of the technology with a third party. The Company expects to recover the carrying value of the related intangible assets from future royalty income. In addition, the Company sold all of the related inventory and equipment to the licensee.

Note 3.	Inventories

Components of inventories are as follows:

	September 30,	April 1,
	2007	2007
	(In thousands)

Raw materials	$8,174	$5,937
Finished goods	26,897	32,998

	$35,071	$38,935

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Purchased Intangible Assets

Purchased intangible assets consists of the following:

	September 30, 2007			April 1, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$51,500	$15,708	$35,792	$54,300	$11,138	$43,162
Customer relationships	9,700	2,964	6,736	10,400	1,581	8,819
Other	775	310	465	1,400	322	1,078

	61,975	18,982	42,993	66,100	13,041	53,059
Other purchased intangibles:
Technology-related	2,596	957	1,639	2,596	562	2,034

	$64,571	$19,939	$44,632	$68,696	$13,603	$55,093

A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands)

Cost of revenues	$4,290	$2,446	$7,705	$5,634
Engineering and development	78	66	251	133
Sales and marketing	886	225	1,928	450

	$5,254	$2,737	$9,884	$6,217

The following table presents the estimated future amortization expense of purchased intangible assets as of September 30, 2007:

Fiscal	(In thousands)

2008 (remaining six months)	$7,681
2009	14,583
2010	11,987
2011	8,678
2012	1,703

$44,632

Note 5.	Treasury Stock

In November 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $200 million of its outstanding common stock. During the three months ended July 1, 2007, the Company purchased 1.5 million shares for an aggregate purchase price of $26.9 million, which completed this program.

In April 2007, the Company’s Board of Directors approved a new stock repurchase program that authorized the Company to purchase up to $300 million of its outstanding common stock. During the six months ended

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007, the Company purchased 15.5 million shares of its common stock under this program for an aggregate purchase price of $224.8 million, of which $6.0 million was pending settlement and is included in other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2007. As of October 25, 2007, the Company had purchased an additional 2.6 million shares of its common stock under this program for an aggregate purchase price of $34.7 million.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 6.	Special Charges

During the six months ended September 30, 2007, the Company recorded special charges of $3.8 million associated with the consolidation and elimination of certain engineering activities. The special charges consist of $3.5 million for exit costs and $0.3 million for asset impairments.

Activity and liability balances for the exit costs for the six months ended September 30, 2007 are as follows:

		Contract
	Workforce	Cancellation
	Reductions	and Other	Total
	(In thousands)

Charged to costs and expenses	$2,517	$923	$3,440
Cash payments	(2,031)	(610)	(2,641)
Non-cash adjustments	—	64	64

Balance as of September 30, 2007	$486	$377	$863

Workforce reduction costs relate to severance arrangements. Contract cancellation fees were paid during the second quarter of fiscal 2008. Workforce reductions and other costs that had not been paid are included in other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2007 and are expected to be paid over the terms of the related agreements, principally during fiscal 2008.

Note 7.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands)

Net income	$22,580	$30,447	$41,575	$51,523
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale investments	(485)	605	(39)	(2,527)

	$22,095	$31,052	$41,536	$48,996

Note 8.	Stock-Based Compensation

During the six months ended September 30, 2007, the Company granted options to purchase 3,492,000 shares of common stock and 842,000 restricted stock units with weighted average grant date fair values of $6.58 and $16.52 per share, respectively.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands)

Cost of revenues	$491	$424	$1,065	$936
Engineering and development	3,508	2,419	7,280	5,243
Sales and marketing	1,649	1,425	3,274	4,116
General and administrative	2,169	2,103	4,568	4,740

	$7,817	$6,371	$16,187	$15,035

The Company entered into stock-based performance plans with certain former employees of PathScale, Inc. and Troika Networks, Inc. who became employees of QLogic as of the respective acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. During the three months ended September 30, 2007, the Company determined that the criteria for payment to certain individuals would not be met due to their termination of employment with the Company. Accordingly, the Company reversed the previously accrued stock-based compensation for such individuals during the three months ended September 30, 2007. As a result of this adjustment, the Company recognized a net reversal of expense of $0.7 million and $38,000 for the three and six months ended September 30, 2007, respectively, related to the stock-based performance plans. The Company recorded $2.6 million and $5.5 million of stock-based compensation expense during the three and six months ended October 1, 2006, respectively, related to the stock-based performance plans. In addition, the Company could recognize up to $3.0 million of additional compensation expense through April 2010.

Note 9.	Interest and Other Income, Net

Components of interest and other income, net are as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands)

Interest income	$5,604	$6,163	$11,803	$12,801
Gain on sales of marketable securities	24	18	169	130
Loss on sales of marketable securities	(113)	(592)	(178)	(978)
Other	238	255	225	733

	$5,753	$5,844	$12,019	$12,686

Note 10.	Income Taxes

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits were recognized, $17.5 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate.

As of September 30, 2007, the Company had $35.8 million of total gross unrecognized tax benefits. If these unrecognized tax benefits were recognized, $20.2 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits noted above, the Company had accrued $4.1 million and $3.9 million of interest, net of the related tax benefit, and penalties as of September 30, 2007 and April 2, 2007, respectively.

The Company conducts business globally and files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years through fiscal 2003. The Company’s 2005 and 2006 fiscal year income tax returns are currently under routine examination by the Internal Revenue Service. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years through fiscal 2002.

As of September 30, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $7.9 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2008.

Note 11.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income	$22,580	$30,447	$41,575	$51,523

Shares:
Weighted-average shares outstanding — basic	144,782	158,468	148,980	160,008
Dilutive potential common shares, using treasury stock method	420	1,359	731	1,354

Weighted-average shares outstanding — diluted	145,202	159,827	149,711	161,362

Net income per share:
Basic	$0.16	$0.19	$0.28	$0.32

Diluted	$0.16	$0.19	$0.28	$0.32

Stock-based awards, including stock options and restricted stock units, representing 25,564,000 and 24,790,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 30, 2007, respectively, and 20,388,000 and 19,763,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended October 1, 2006, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive. Contingently issuable shares of the Company’s common stock pursuant to performance plans associated with certain acquisitions are included, as appropriate, in the calculation of diluted net income per share as of the beginning of the period in which the respective performance conditions are met.

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

Overview

We are a supplier of high-performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers, or OEMs, and distributors. Our Host Products consist primarily of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters, or HBAs; and InfiniBand® host channel adapters, or HCAs. Our Network Products consist primarily of Fibre Channel switches, including core, blade and stackable switches; InfiniBand switches, including edge fabric switches and multi-protocol fabric directors; and storage routers for bridging Fibre Channel and iSCSI networks. Our Silicon Products consist primarily of protocol chips and management controllers. All of these solutions address the storage area network, or SAN, or server fabric connectivity infrastructure requirements of small, medium and large enterprises. Our products based on InfiniBand technology are designed for the emerging high performance computing, or HPC, environments.

Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, Inc., Sun Microsystems, Inc. and many others.

Business Combinations

In November 2006, we acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. The acquisition of SilverStorm expanded our portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors. Based on a preliminary purchase price allocation in fiscal 2007, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development. We are in the process of finalizing the valuation of the intangible assets acquired and expect to finalize the purchase price allocation in fiscal 2008, which may result in adjustments to the amounts recorded related to the availability of net operating loss carryforwards and other tax benefits from the acquisition. The results of operations for SilverStorm have been included in the condensed consolidated financial statements since the date of acquisition.

Second Quarter Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the second quarter of fiscal 2008 are as follows:

•	Net revenues for the second quarter of fiscal 2008 increased to $140.3 million from $139.8 million for the first quarter of fiscal 2008.

•	Gross profit as a percentage of net revenues increased to 65.1% for the second quarter of fiscal 2008 from 63.6% for the first quarter of fiscal 2008.

•	Operating income as a percentage of net revenues increased to 19.4% for the second quarter of fiscal 2008 from 16.3% in the first quarter of fiscal 2008 due primarily to a decline in operating expenses and the increase in our gross profit.

•	Net income of $22.6 million, or $0.16 per diluted share, in the second quarter of fiscal 2008 increased from $19.0 million, or $0.12 per diluted share, in the first quarter of fiscal 2008. Net income included stock-based compensation expense, acquisition-related charges, special charges, and the related income tax effects, totaling $9.9 million for the second quarter of fiscal 2008 compared to $11.2 million for the first quarter of fiscal 2008.

•	Cash, cash equivalents and marketable securities of $392.1 million at September 30, 2007 decreased $86.6 million from the balance at the end of the first quarter of fiscal 2008. This decrease is primarily due to $150.6 million of cash used for repurchases of our common stock, partially offset by $67.2 million of cash generated from operations during the second quarter of fiscal 2008.

•	Accounts receivable was $72.2 million as of September 30, 2007 and declined from $77.3 million as of July 1, 2007. Days sales outstanding (DSO) in receivables decreased to 47 days as of September 30, 2007 from 50 days as of July 1, 2007. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO in the future will range from 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical periods and it may increase in the future.

•	Inventories were $35.1 million as of September 30, 2007 and declined from $38.0 million as of July 1, 2007. Our annualized inventory turns in the second quarter of fiscal 2008 increased to 5.6 from the 5.4 turns in the first quarter of fiscal 2008.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Dollars in millions)

Net revenues:
Host Products	$104.4	$100.4	$208.7	$190.9
Network Products	22.0	20.2	46.4	38.6
Silicon Products	11.5	20.2	21.1	45.6
Other	2.4	4.5	3.9	6.9

Total net revenues	$140.3	$145.3	$280.1	$282.0

Percentage of net revenues:
Host Products	74%	69%	74%	68%
Network Products	16	14	17	14
Silicon Products	8	14	8	16
Other	2	3	1	2

Total net revenues	100%	100%	100%	100%

The global marketplace for storage networking solutions and network infrastructure solutions continues to expand in response to the information storage requirements of enterprise business environments, as well as the emerging market for solutions in HPC environments. This market expansion has resulted in increased volume shipments of our Host Products and Network Products. However, these markets have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.

Our net revenues are derived primarily from the sale of Host Products and Network Products. Net revenues decreased 3% to $140.3 million for the three months ended September 30, 2007 from $145.3 million for the three months ended October 1, 2006. This decrease was primarily the result of an $8.7 million, or 43%, decrease in revenue from Silicon Products, partially offset by a $4.0 million, or 4%, increase in Host Products and a $1.8 million, or 8%, increase in revenue from Network Products. The decrease in revenue from Silicon Products from the same period in the prior year was due primarily to a decrease in units sold. We expect revenue from Silicon Products to continue to decrease over time. The increase in revenue from Host Products was primarily due to a 21% increase in the quantity of HBAs sold partially offset by a 15% decrease in average selling prices of these products. This HBA volume increase was primarily driven by an over 200% increase in the quantity of Fibre Channel mezzanine cards sold, which are used in blade servers and have a lower average selling price than standard HBA products. The increase in revenue from Network Products was primarily due to the addition of InfiniBand switches to our product portfolio as a result of our acquisition of SilverStorm, partially offset by a 17% decrease in Fibre Channel switch revenue. The decrease in Fibre Channel switch revenue was primarily due to a decline in revenue from our legacy and end-of-life products, which was not offset by revenue from our more recent product offerings. Net revenues for the three months ended September 30, 2007 included $2.4 million of other revenue. Other revenue, which primarily includes royalties and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

Net revenues decreased to $280.1 million for the six months ended September 30, 2007 from $282.0 million for the six months ended October 1, 2006. This decrease was primarily the result of a $24.5 million, or 54%, decrease in revenue from Silicon Products, partially offset by a $17.8 million, or 9%, increase in revenue from Host Products and a $7.8 million, or 20%, increase in revenue from Network Products. The decrease in revenue from Silicon Products from the same period in the prior year was due primarily to a decrease in units sold. The increase in revenue from Host Products was primarily due to a 25% increase in the quantity of HBAs sold partially offset by a 13% decrease in average selling prices of these products. This HBA volume increase was primarily driven by an over 250% increase in the quantity of Fibre Channel mezzanine cards sold. The increase in revenue from Network Products was primarily due to the addition of InfiniBand switches to our product portfolio as a result of our acquisition of SilverStorm. Net revenues for the six months ended September 30, 2007 included $3.9 million of other revenue.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% of net revenues during the six months ended September 30, 2007 and 80% of net revenues during the fiscal year ended April 1, 2007. Three of our customers each represented 10% or more of net revenues for fiscal 2007, and these same three customers continued to be the only customers representing 10% or more of net revenues for the six months ended September 30, 2007.

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

Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In millions)

United States	$68.5	$79.1	$146.3	$157.4
Europe, Middle East and Africa	34.6	31.3	65.2	58.1
Asia-Pacific and Japan	28.8	27.8	51.8	57.0
Rest of the world	8.4	7.1	16.8	9.5

Total net revenues	$140.3	$145.3	$280.1	$282.0

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Dollars in millions)

Gross profit	$91.3	$99.5	$180.2	$192.9
Percentage of net revenues	65.1%	68.5%	64.3%	68.4%

Gross profit for the three months ended September 30, 2007 decreased $8.2 million, or 8%, from gross profit for the three months ended October 1, 2006. The gross profit percentage for the three months ended September 30, 2007 was 65.1% and declined from 68.5% for the corresponding period in the prior year. The decline in gross profit percentage was primarily impacted by a shift in product mix, including the addition of InfiniBand products, and an increase of $1.8 million in amortization of purchased intangible assets.

Gross profit for the six months ended September 30, 2007 decreased $12.7 million, or 7%, from gross profit for the six months ended October 1, 2006. The gross profit percentage for the six months ended September 30, 2007 was 64.3% and declined from 68.4% for the corresponding period in the prior year. The decline in gross profit percentage was primarily impacted by a shift in product mix, including the addition of InfiniBand products, and an increase of $2.1 million in amortization of purchased intangible assets.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Dollars in millions)

Operating expenses:
Engineering and development	$33.1	$32.6	$67.7	$65.6
Sales and marketing	20.6	20.1	41.8	42.5
General and administrative	8.8	7.6	17.0	16.0
Special charges	1.6	—	3.8	—
Purchased in-process research and development	—	—	—	1.9

Total operating expenses	$64.1	$60.3	$130.3	$126.0

Percentage of net revenues:
Engineering and development	23.5%	22.5%	24.2%	23.2%
Sales and marketing	14.7	13.8	14.9	15.1
General and administrative	6.3	5.2	6.1	5.7
Special charges	1.2	—	1.3	—
Purchased in-process research and development	—	—	—	0.7

Total operating expenses	45.7%	41.5%	46.5%	44.7%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended September 30, 2007, engineering and development expenses increased to $33.1 million from $32.6 million for the three months ended October 1, 2006. Engineering and development expenses increased during the three months ended September 30, 2007 from the comparable period in the prior year due primarily to the SilverStorm acquisition, partially offset by a decrease in stock-based compensation, including acquisition-related charges, of $1.6 million primarily from workforce reductions associated with the consolidation and elimination of certain engineering activities. See further discussion under “Special Charges.”

During the six months ended September 30, 2007, engineering and development expenses increased to $67.7 million from $65.6 million for the six months ended October 1, 2006. Engineering and development expenses increased during the six months ended September 30, 2007 from the comparable period in the prior year due primarily to an increase of $2.5 million in cash compensation and related benefit costs as a result of an increase in headcount, including the impact of the SilverStorm acquisition, partially offset by a decrease in headcount resulting from workforce reductions associated with the consolidation of certain engineering activities. See further discussion under “Special Charges.” Engineering and development expenses were also impacted by an increase in stock-based compensation, excluding acquisition-related charges, of $2.0 million and an increase in depreciation and equipment costs of $1.9 million. These increases were offset by a decrease in acquisition-related stock-based compensation of $4.2 million primarily from workforce reductions associated with the consolidation and elimination of certain engineering activities.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses to increase in the future as a result of continued, and increasing costs associated with, new product development, including our recent acquisitions.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses of $20.6 million for the three months ended September 30, 2007 increased from $20.1 million for the three months ended October 1, 2006, primarily due to the amortization of purchased intangible assets related to the acquisition of SilverStorm.

Sales and marketing expenses decreased to $41.8 million for the six months ended September 30, 2007 from $42.5 million for the six months ended October 1, 2006. The decrease in sales and marketing expenses was due primarily to a decrease in stock-based compensation of $2.0 million, including stock-based compensation related to acquisitions, and a $1.5 million decrease in promotional costs, including the costs for certain sales and marketing programs, partially offset by a $1.8 million increase in amortization of purchased intangible assets related to the acquisition of SilverStorm and an increase in depreciation and equipment costs of $0.7 million.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.8 million for the three months ended September 30, 2007 from $7.6 million for the three months ended October 1, 2006. The increase in general and administrative expenses was due primarily to an increase of $0.4 million for consulting services and an increase of $0.4 million in cash compensation and related benefit costs.

General and administrative expenses increased to $17.0 million for the six months ended September 30, 2007 from $16.0 million for the six months ended October 1, 2006. The increase in general and administrative expenses was due primarily to an increase of $0.6 million for legal and consulting services and an increase of $0.5 million in cash compensation and related benefit costs.

In connection with the anticipated growth of our business, we expect general and administrative expenses will increase in the future.

Special Charges.  During the three and six months ended September 30, 2007, we recorded special charges of $1.6 million and $3.8 million, respectively, associated with the consolidation and elimination of certain engineering activities. The special charges consist of $3.5 million for exit costs and $0.3 million for asset impairments.

The exit costs were comprised of workforce reductions, contract cancellation costs and other costs. The workforce reduction costs relate to severance arrangements and totaled $2.5 million, of which $2.0 million was paid during the six months ended September 30, 2007. Contract cancellation and other costs totaled $0.9 million and $0.6 million of these costs were paid as of September 30, 2007. The remaining balances for workforce reductions and other costs are expected to be paid over the terms of the related agreements, principally in fiscal 2008.

Interest and Other Income, Net

Components of our interest and other income, net are as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In millions)

Interest income	$5.6	$6.2	$11.8	$12.8
Gain on sales of marketable securities	—	—	0.2	0.1
Loss on sales of marketable securities	(0.1)	(0.6)	(0.2)	(0.9)
Other	0.3	0.2	0.2	0.7

	$5.8	$5.8	$12.0	$12.7

Interest and other income is comprised primarily of interest income related to our portfolio of marketable securities.

Income Taxes

Our effective income tax rate was 33% and 35% for the six months ended September 30, 2007 and October 1, 2006, respectively. The decrease in the effective tax rate was primarily due to a greater percentage of worldwide income being attributable to foreign operations and taxed in jurisdictions outside of the United States. We expect the annual effective tax rate for fiscal 2008 to approximate 34% as compared to our annual effective tax rate of 32% for fiscal 2007. The annual rate for fiscal 2007 reflects tax benefits associated with the resolution of routine tax examinations and the reversal of tax reserves as a result of the expiration of the federal statute of limitations. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, stock-based compensation and uncertain tax positions.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $392.1 million at September 30, 2007 from $543.9 million at April 1, 2007. The decrease in cash, cash equivalents and marketable securities was due primarily to the purchase of our common stock pursuant to our stock repurchase programs, partially offset by our cash generated from operations. We believe that our existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities was $102.8 million for the six months ended September 30, 2007 and $78.5 million for the six months ended October 1, 2006. Operating cash flow for the six months ended September 30, 2007 reflects our net income of $41.6 million, net non-cash charges of $32.6 million and a net decrease in the non-cash components of working capital of $28.6 million. The decrease in the non-cash components of working capital was primarily due to a $28.5 million increase in accrued taxes, a $4.2 million increase in deferred revenue and a $3.9 million decrease in inventory, partially offset by an $8.4 million decrease in accrued compensation. The changes in accrued taxes and accrued compensation were primarily due to the timing of payment obligations.

Cash provided by investing activities was $159.6 million for the six months ended September 30, 2007 and consisted primarily of net sales and maturities of marketable securities of $174.6 million, partially offset by additions to property and equipment of $15.1 million. During the six months ended October 1, 2006, cash used in investing activities of $34.6 million consisted of $107.1 million of cash used for the acquisition of PathScale including the $15.0 million placed in escrow, net of cash acquired of $3.0 million, and additions to property and equipment of $17.0 million, partially offset by net sales and maturities of marketable securities of $89.5 million.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure. In addition, we had previously entered into an operating lease for a facility in Minnesota, which contained a purchase option. We have notified the landlord of our intent to exercise the purchase option and expect to finalize the purchase of the facility for approximately $20 million during the third quarter of fiscal 2008.

Cash used in financing activities of $239.5 million for the six months ended September 30, 2007 resulted from our purchase of $248.8 million of common stock under our stock repurchase programs, partially offset by $8.6 million of proceeds from the issuance of common stock under our stock plans and a related $0.6 million tax benefit. During the six months ended October 1, 2006, cash used in financing activities of $79.3 million resulted from our purchase of $85.6 million of common stock under our stock repurchase programs, partially offset by $5.5 million of proceeds from the issuance of common stock under our stock plans and a related $0.8 million tax benefit.

Since fiscal 2003, we have had stock repurchase programs that authorized us to purchase up to an aggregate of $1.05 billion of our outstanding common stock. The most recent program was approved in April 2007 and authorized us to repurchase up to $300 million of our outstanding common stock. As of September 30, 2007, we had repurchased a total of 59.5 million shares of common stock under these programs for an aggregate purchase price of $974.8 million. During the six months ended September 30, 2007, we repurchased 17.0 million shares for an aggregate purchase price of $251.7 million, of which $6.0 million was pending settlement as of September 30, 2007. As of October 25, 2007, we repurchased an additional 2.6 million shares of our common stock under this program for an aggregate purchase price of $34.7 million.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 30, 2007, and their impact on our cash flows in future fiscal years, is as follows:

	2008
	(Remaining
	six months)	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Operating leases	$2.3	$3.3	$2.1	$1.1	$0.6	$0.1	$9.5
Non-cancelable purchase obligations	43.4	—	—	—	—	—	43.4

Total	$45.7	$3.3	$2.1	$1.1	$0.6	$0.1	$52.9

Additionally, we have entered into an operating lease for a facility in Minnesota, which contained a purchase option. In October 2007, we notified the landlord of our intent to exercise the purchase option and expect to finalize the purchase of the facility for approximately $20 million during the third quarter of fiscal 2008. The future minimum lease payments associated with this lease are not included in the table above.

We adopted FIN 48 during the first quarter of fiscal 2008 and the amount of unrecognized tax benefits at September 30, 2007 was $42.6 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2007, the carrying value of our cash and cash equivalents approximates fair value.

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

As of the end of the quarter ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85% and 80% of net revenues for the six months ended September 30, 2007 and the fiscal year ended April 1, 2007, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

Competition within the markets for our products is intense and includes various established competitors.

The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation and we also compete with companies offering software initiator solutions. In the Fibre Channel switch and iSCSI router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. Our competition in the Fibre Channel switch market include well-established participants who have significantly more sales and marketing resources to develop and penetrate this market. In the InfiniBand HCA and switch markets, we compete primarily with Voltaire, Inc., Cisco Systems, Inc. and Mellanox Technologies, Ltd. We may also compete with some of our computer and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

We use forecasts based on anticipated product orders to determine our component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or postponed revenue. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of certain components from time to time, which could also delay the manufacturing processes.

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

We have not developed alternate sources of supply for some of our products. A customer’s inability to obtain a sufficient supply of products from us may cause that customer to satisfy its product requirements from our competitors. Constraints or delays in the supply of our products, due to capacity constraints, unexpected disruptions at foundries or with our subcontractors, delays in obtaining additional production at the existing foundries or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers and have a material adverse effect on our results of operations.

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

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS) and similar legislation in other countries including China, Japan and Korea. In addition, certain recycling, labeling and related requirements have already begun to apply to products we sell internationally. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with the European substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into the European Union, and required to recall and replace any products already shipped, if such products were found to be non-compliant, which would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. We also must successfully manage the transition to RoHS-compliant products in order to minimize the effects of product inventories that may become excess or obsolete, as well as ensure that sufficient supplies of RoHS-compliant products can be delivered to meet customer demand. Failure to manage this transition may adversely impact our revenues and operating results. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

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

International revenues accounted for 48% and 46% of our net revenues for the six months ended September 30, 2007 and the fiscal year ended April 1, 2007, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

While the usage of InfiniBand technology has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among IT vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. InfiniBand may fail to effectively compete with other technologies which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also impacted by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by the industry and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products.

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

We have historically used stock options and other forms of stock-based compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage retention of key personnel, and provide competitive compensation packages. In recent periods, many of our employee stock options were granted with exercise prices which exceed our current stock price, which reduces their value to employees and could affect our ability to retain employees. As a result of our adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” in fiscal 2007, the use of stock options and other stock-based awards to attract and retain key personnel may be limited. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock-based awards to employees in the future, which may result in changes in our stock-based compensation strategy. These and other developments relating to the provision of stock-based compensation to employees could make it more difficult to attract, retain and motivate key personnel.

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

Certain of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL), which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, some of our products are manufactured or sold in regions which have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane, tsunami or fire, affecting a country in which our products are manufactured or sold could adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2007, our Board of Directors approved a program to repurchase up to $300 million of our outstanding common stock. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2008 under this stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans

July 2, 2007 — July 29, 2007	2,319,668	$16.18	2,319,668	$182,362,000
July 30, 2007 — August 26, 2007	4,579,968	$12.75	4,579,968	$123,949,000
August 27, 2007 — September 30, 2007	3,806,277	$12.81	3,806,277	$75,179,000

Total	10,705,913	$13.52	10,705,913	$75,179,000

We previously purchased 4,758,819 shares under this program for an aggregate purchase price of $80.1 million.

Item 4.	Submission of Matters to a Vote of Security Holders

a) The QLogic Corporation Annual Meeting of Stockholders was held on August 23, 2007.

b)	The following persons were elected to serve as directors of QLogic Corporation: H.K. Desai, Joel S. Birnbaum, Larry R. Carter, James R. Fiebiger, Balakrishnan S. Iyer, Carol L. Miltner and George D. Wells.

c)	The following is a tabulation of the votes of the stockholders of QLogic Corporation with respect to the proposals presented at the 2007 Annual Meeting of Stockholders:

					Broker
	For	Against	Withheld	Abstain	Non-Votes

(i) Election of Directors:
H.K. Desai	128,869,880	—	4,207,873	—	—
Joel S. Birnbaum	129,743,170	—	3,334,583	—	—
Larry R. Carter	129,644,725	—	3,433,028	—	—
James R. Fiebiger	128,067,373	—	5,010,380	—	—
Balakrishnan S. Iyer	124,538,393	—	8,539,360	—	—
Carol L. Miltner	128,888,525	—	4,189,228	—	—
George D. Wells	128,916,502	—	4,161,251	—	—
(ii) Ratification of the appointment of KPMG LLP as Independent Registered Public Accounting Firm for fiscal year 2008	130,087,964	1,944,399	—	1,045,390	—

Item 6.	Exhibits

Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 30, 2007

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