Form 10-Q
period 2007-12-30
QLOGIC CORP
filed 2008-01-30
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007
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
Yes ☐     No ☑

As of January 24, 2008, 134,333,221 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	April 1,
	2007	2007
	(Unaudited; In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$140,780	$76,804
Short-term marketable securities	237,661	467,118
Accounts receivable, less allowance for doubtful accounts of $1,085 and $1,075 as of December 30, 2007 and April 1, 2007, respectively	75,634	73,538
Inventories	31,215	38,935
Deferred tax assets	36,341	27,866
Other current assets	11,558	12,892

Total current assets	533,189	697,153
Property and equipment, net	95,544	90,913
Goodwill	118,734	102,910
Purchased intangible assets, net	40,816	55,093
Deferred tax assets	20,236	49
Other assets	10,133	25,241

	$818,652	$971,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,519	$29,280
Accrued compensation	25,311	34,483
Accrued taxes	22,451	15,729
Deferred revenue	10,108	7,368
Other current liabilities	6,744	7,674

Total current liabilities	98,133	94,534
Accrued taxes	45,209	—
Deferred tax liabilities	—	2,294
Other liabilities	5,289	—

Total liabilities	148,631	96,828

Subsequent event (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 199,328,000 and 197,907,000 shares issued at December 30, 2007 and April 1, 2007, respectively	199	198
Additional paid-in capital	647,021	608,515
Retained earnings	1,062,173	988,728
Accumulated other comprehensive income (loss)	(1,017)	169
Treasury stock, at cost; 64,136,000 and 42,490,000 shares at December 30, 2007 and April 1, 2007, respectively	(1,038,355)	(723,079)

Total stockholders’ equity	670,021	874,531

	$818,652	$971,359

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(Unaudited; In thousands, except per share amounts)

Net revenues	$158,040	$157,611	$438,143	$439,601
Cost of revenues	52,237	50,698	152,113	139,774

Gross profit	105,803	106,913	286,030	299,827

Operating expenses:
Engineering and development	33,174	34,003	100,916	99,542
Sales and marketing	20,292	21,586	62,104	64,095
General and administrative	8,260	7,238	25,250	23,274
Special charges	—	—	3,772	—
Purchased in-process research and development	—	—	—	1,910

Total operating expenses	61,726	62,827	192,042	188,821

Operating income	44,077	44,086	93,988	111,006
Interest and other income, net	4,866	5,646	16,885	18,332

Income before income taxes	48,943	49,732	110,873	129,338
Income taxes	17,073	14,278	37,428	42,361

Net income	$31,870	$35,454	$73,445	$86,977

Net income per share:
Basic	$0.23	$0.22	$0.51	$0.55

Diluted	$0.23	$0.22	$0.50	$0.54

Number of shares used in per share calculations:
Basic	136,836	158,532	144,932	159,516

Diluted	137,421	160,760	145,614	161,161

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 30,	December 31,
	2007	2006
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$73,445	$86,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,842	19,053
Stock-based compensation	24,249	22,546
Acquisition-related:
Amortization of purchased intangible assets	13,107	7,851
Stock-based compensation	568	7,809
Purchased in-process research and development	—	1,910
Deferred income taxes	(12,472)	(14,643)
Provision for losses on accounts receivable	190	(55)
Loss on disposal of property and equipment	1,121	163
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,286)	(14,197)
Inventories	7,720	(2,915)
Other assets	2,053	1,109
Accounts payable	3,813	(2,777)
Accrued compensation	(7,108)	(1,443)
Accrued taxes	33,329	5,686
Deferred revenue	2,740	2,983
Other liabilities	(756)	629

Net cash provided by operating activities	162,555	120,686

Cash flows from investing activities:
Purchases of marketable securities	(120,923)	(240,441)
Sales and maturities of marketable securities	348,387	313,644
Additions to property and equipment	(22,460)	(23,666)
Acquisition of businesses, net of cash acquired	67	(142,383)
Restricted cash placed in escrow	—	(24,000)
Restricted cash received from escrow	—	12,508

Net cash provided by (used in) investing activities	205,071	(104,338)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	11,262	31,063
Tax benefit from issuance of stock under stock plans	364	6,288
Payoff of line of credit assumed in acquisition	—	(1,632)
Purchase of treasury stock	(315,276)	(85,616)

Net cash used in financing activities	(303,650)	(49,897)

Net increase (decrease) in cash and cash equivalents	63,976	(33,549)
Cash and cash equivalents at beginning of period	76,804	125,192

Cash and cash equivalents at end of period	$140,780	$91,643

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. The results of operations for the three and nine months ended December 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation in the accompanying condensed consolidated financial statements.

Note 2.	Acquisitions and Dispositions

In April 2006, the Company acquired PathScale, Inc. by merger. The acquisition agreement required that $15.0 million of the consideration paid be placed into escrow for 18 months in connection with certain standard representations and warranties. The Company accounted for the escrowed amount as contingent consideration and, as such, did not record it as a component of the purchase price as the outcome of the related contingencies was not determinable beyond a reasonable doubt. The escrow expired in October 2007, with the entire $15.0 million being recorded as additional purchase price and allocated to goodwill.

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

Note 3.	Inventories

Components of inventories are as follows:

	December 30,	April 1,
	2007	2007
	(In thousands)

Raw materials	$9,102	$5,937
Finished goods	22,113	32,998

	$31,215	$38,935

Note 4.	Marketable Securities

The Company’s marketable securities are invested primarily in high quality debt securities, including government securities, corporate bonds municipal bonds, asset and mortgage-backed securities, and other debt

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. In addition, the Company also holds a limited amount of auction rate preferred securities, as well as shares of common stock in Marvell Technology Group Ltd. (Marvell) which were received in connection with the sale of the hard disk drive controller and tape drive controller business. All of the Company’s marketable securities are classified as available for sale and are recorded at fair value. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income until realized. The Company recognizes an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary.

As of December 30, 2007, the fair value of the Marvell common stock and certain of the Company’s other marketable securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the financial condition and near term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that the unrealized losses in its marketable securities are temporary in nature and therefore no impairment charge has been recognized. However, if any of these marketable securities remain in an unrealized loss position, it may be necessary for the Company to recognize an impairment charge. As of December 30, 2007, the Company had unrealized losses of $1.8 million (net of related income taxes of $1.1 million), including an unrealized loss of $1.6 million (net of related income taxes of $1.0 million) related to the Marvell common stock held by the Company.

Note 5.	Purchased Intangible Assets

Purchased intangible assets consists of the following:

	December 30, 2007			April 1, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(In thousands)

Acquisition-related intangibles:
Core/developed technology	$51,500	$18,454	$33,046	$54,300	$11,138	$43,162
Customer relationships	9,700	3,772	5,928	10,400	1,581	8,819
Other	775	374	401	1,400	322	1,078

	61,975	22,600	39,375	66,100	13,041	53,059
Other purchased intangibles:
Technology-related	2,596	1,155	1,441	2,596	562	2,034

	$64,571	$23,755	$40,816	$68,696	$13,603	$55,093

A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(In thousands)

Cost of revenues	$2,976	$2,440	$10,681	$8,074
Engineering and development	32	67	283	200
Sales and marketing	808	225	2,736	675

	$3,816	$2,732	$13,700	$8,949

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of purchased intangible assets as of December 30, 2007:

Fiscal	(In thousands)

2008 (remaining three months)	$3,840
2009	14,608
2010	11,987
2011	8,678
2012	1,703

$40,816

Note 6.	Treasury Stock

In November 2005, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $200 million of its outstanding common stock. During the three months ended July 1, 2007, the Company purchased 1.5 million shares for an aggregate purchase price of $26.9 million, which completed this program.

In April 2007, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $300 million of its outstanding common stock. During the nine months ended December 30, 2007, the Company purchased 20.1 million shares of its common stock under this program for an aggregate purchase price of $288.4 million, of which $3.0 million was pending settlement and is included in other current liabilities in the accompanying condensed consolidated balance sheet as of December 30, 2007. In January 2008, the Company purchased an additional 0.9 million shares of its common stock under this program for an aggregate purchase price of $11.6 million, which completed this program.

In November 2007, the Company’s Board of Directors approved a new stock repurchase program that authorized the Company to purchase up to $200 million of its outstanding common stock. No purchases were made under this program during the nine months ended December 30, 2007.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 7.	Special Charges

During the nine months ended December 30, 2007, the Company recorded special charges of $3.8 million associated with the consolidation and elimination of certain engineering activities. The special charges consist of $3.5 million for exit costs and $0.3 million for asset impairments.

Activity and liability balances for the exit costs for the nine months ended December 30, 2007 are as follows:

		Contract
	Workforce	Cancellation
	Reductions	and Other	Total
		(In thousands)

Charged to costs and expenses	$2,517	$923	$3,440
Cash payments	(2,517)	(670)	(3,187)
Non-cash adjustments	—	62	62

Balance as of December 30, 2007	$—	$315	$315

Workforce reduction costs relate to severance arrangements. The unpaid exit costs are expected to be paid over the term of the related agreement.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(In thousands)

Net income	$31,870	$35,454	$73,445	$86,977
Other comprehensive income (loss):
Change in unrealized gains/losses on available-for-sale marketable securities	(1,147)	328	(1,186)	(2,199)

	$30,723	$35,782	$72,259	$84,778

Note 9.	Stock-Based Compensation

During the nine months ended December 30, 2007, the Company granted options to purchase 3,784,000 shares of common stock and 842,000 restricted stock units with weighted average grant date fair values of $6.49 and $16.52 per share, respectively.

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(In thousands)

Cost of revenues	$564	$495	$1,629	$1,431
Engineering and development	3,851	3,023	11,131	8,266
Sales and marketing	1,479	1,767	4,753	5,883
General and administrative	2,168	2,226	6,736	6,966

	$8,062	$7,511	$24,249	$22,546

The Company entered into stock-based performance plans with certain former employees of PathScale, Inc. and Troika Networks, Inc. who became employees of QLogic as of the respective acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $0.6 million of stock-based compensation expense related to acquisitions during the three and nine months ended December 30, 2007, and $2.3 million and $7.8 million during the three and nine months ended December 31, 2006, respectively. The Company could recognize up to $2.3 million of additional compensation expense through April 2010.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Interest and Other Income, Net

Components of interest and other income, net are as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(In thousands)

Interest income	$4,448	$6,290	$16,251	$19,091
Gain on sales of marketable securities	402	19	571	149
Loss on sales of marketable securities	(16)	(791)	(194)	(1,769)
Other	32	128	257	861

	$4,866	$5,646	$16,885	$18,332

Note 11.	Income Taxes

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

As of December 30, 2007, the Company had $37.7 million of total gross unrecognized tax benefits. If these unrecognized tax benefits were recognized, $22.1 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits noted above, the Company had accrued $4.4 million and $3.9 million of interest expense, net of the related tax benefit, and penalties as of December 30, 2007 and April 2, 2007, respectively.

The Company conducts business globally and files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years through fiscal 2004. The Company’s 2005 and 2006 fiscal year income tax returns are currently under routine examination by the Internal Revenue Service. During December 2007, the Company was notified that the Franchise Tax Board would audit the Company’s California income tax returns for fiscal years 2004 through 2006. With limited exceptions, the Company is no longer subject to other state and foreign income tax examinations by taxing authorities for years through fiscal 2002.

As of December 30, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $8.1 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2008.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income	$31,870	$35,454	$73,445	$86,977

Shares:
Weighted-average shares outstanding — basic	136,836	158,532	144,932	159,516
Dilutive potential common shares, using treasury stock method	585	2,228	682	1,645

Weighted-average shares outstanding — diluted	137,421	160,760	145,614	161,161

Net income per share:
Basic	$0.23	$0.22	$0.51	$0.55

Diluted	$0.23	$0.22	$0.50	$0.54

Stock-based awards, including stock options and restricted stock units, representing 25,191,000 and 24,924,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 30, 2007, respectively, and 17,266,000 and 18,930,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 31, 2006, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive. Contingently issuable shares of the Company’s common stock pursuant to performance plans associated with certain acquisitions are included, as appropriate, in the calculation of diluted net income per share as of the beginning of the period in which the respective performance conditions are met.

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

Overview

We are a supplier of high performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers, or OEMs, and distributors. Our Host Products consist primarily of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters, or HBAs; and InfiniBand® host channel adapters, or HCAs. Our Network Products consist primarily of Fibre Channel switches, including core, blade and stackable switches; InfiniBand switches, including edge fabric switches and multi-protocol fabric directors; and storage routers for bridging Fibre Channel and iSCSI networks. Our Silicon Products consist primarily of protocol chips and management controllers. All of these solutions address the storage area network, or SAN, or server fabric connectivity infrastructure requirements of small, medium and large enterprises. Our products based on InfiniBand technology are designed for the emerging high performance computing, or HPC, environments.

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

Third Quarter Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the third quarter of fiscal 2008 are as follows:

•	Net revenues of $158.0 million for the third quarter of fiscal 2008 increased sequentially by $17.7 million, or 13%, from $140.3 million in the second quarter of fiscal 2008. Revenues from Host Products and Network Products increased sequentially by 14% and 27%, respectively.

•	Gross profit as a percentage of net revenues of 66.9% for the third quarter of fiscal 2008, increased from 65.1% for the second quarter of fiscal 2008.

•	Operating income as a percentage of net revenues increased to 27.9% for the third quarter of fiscal 2008 from 19.4% in the second quarter of fiscal 2008.

•	Net income of $31.9 million, or $0.23 per diluted share, in the third quarter of fiscal 2008 increased from $22.6 million, or $0.16 per diluted share, in the second quarter of fiscal 2008. Net income included stock-based compensation expense, acquisition-related charges, special charges, and the related income tax effects, totaled $9.1 million for the third quarter of fiscal 2008 compared to $9.9 million for the second quarter of fiscal 2008.

•	Cash, cash equivalents and marketable securities of $378.4 million at December 30, 2007 decreased $13.6 million from the balance at the end of the second quarter of fiscal 2008. This decrease was primarily due to $66.5 million of cash used for repurchases of our common stock, partially offset by $59.8 million of cash generated from operations during the third quarter of fiscal 2008.

•	Accounts receivable was $75.6 million as of December 30, 2007 and increased from $72.2 million as of September 30, 2007. Days sales outstanding (DSO) in receivables decreased to 44 days as of December 30, 2007 from 47 days as of September 30, 2007. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance. Based on our customers’ procurement models and our current customer mix, we expect that DSO in the future will range from 45 to 55 days. There can be no assurance that we will be able to maintain our DSO consistent with historical periods and it may increase in the future.

•	Inventories were $31.2 million as of December 30, 2007, compared to $35.1 million as of September 30, 2007. Our annualized inventory turns in the third quarter of fiscal 2008 increased to 6.7 from the 5.6 turns in the second quarter of fiscal 2008.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(Dollars in millions)

Net revenues:
Host Products	$118.9	$114.6	$327.5	$305.5
Network Products	27.8	23.8	74.2	62.3
Silicon Products	9.3	17.0	30.4	62.7
Other	2.0	2.2	6.0	9.1

Total net revenues	$158.0	$157.6	$438.1	$439.6

Percentage of net revenues:
Host Products	75%	73%	75%	70%
Network Products	18	15	17	14
Silicon Products	6	11	7	14
Other	1	1	1	2

Total net revenues	100%	100%	100%	100%

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

Our net revenues are derived primarily from the sale of Host Products and Network Products. Net revenues increased to $158.0 million for the three months ended December 30, 2007 from $157.6 million for the three months ended December 31, 2006. This was primarily the result of a $4.3 million, or 4%, increase in revenue from Host Products and a $4.0 million, or 17%, increase in revenue from Network Products, partially offset by a $7.7 million, or 46%, decrease in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 17% increase in the quantity of HBAs sold partially offset by a 12% decrease in the average selling prices of these products. This HBA volume increase was primarily driven by an over 100% increase in the quantity of Fibre Channel mezzanine cards sold, which are used in blade servers and have a lower average selling price than standard HBA products. The increase in revenue from Network Products was primarily due to the addition of InfiniBand switches to our product portfolio as a result of our acquisition of SilverStorm, partially offset by a 5% decrease in revenue from Fibre Channel switch products. The decrease in Fibre Channel switch revenue was primarily due to a decline in revenue from our legacy and end-of-life products, which was not offset by revenue from our more recent product offerings. The decrease in revenue from Silicon Products from the same period in the prior year was due primarily to a decrease in units sold. We expect revenue from Silicon Products to continue to decrease over time. Net revenues for the three months ended December 30, 2007 included $2.0 million of other revenue. Other revenue, which primarily includes royalties and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

Net revenues were $438.1 million for the nine months ended December 30, 2007 compared to $439.6 million for the nine months ended December 31, 2006. This decrease was primarily the result of a $32.3 million, or 52%, decrease in revenue from Silicon Products, partially offset by a $22.0 million, or 7%, increase in revenue from Host Products and an $11.9 million, or 19%, increase in revenue from Network Products. The decrease in revenue from Silicon Products from the same period in the prior year was due primarily to a decrease in units sold. The increase in revenue from Host Products was primarily due to a 22% increase in the quantity of HBAs sold partially offset by a 13% decrease in average selling prices of these products. This HBA volume increase was primarily driven by an over 180% increase in the quantity of Fibre Channel mezzanine cards sold. The increase in revenue from Network Products was primarily due to the addition of InfiniBand switches to our product portfolio as a result of our acquisition of SilverStorm, partially offset by a 6% decrease in revenue from Fibre Channel switch products. Net revenues for the nine months ended December 30, 2007 included $6.0 million of other revenue.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% of net revenues during the nine months ended December 30, 2007 and 80% of net revenues during the fiscal year ended April 1, 2007. Three of our customers each represented 10% or more of net revenues for fiscal 2007, and these same three customers continued to be the only customers representing 10% or more of net revenues for the nine months ended December 30, 2007.

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

Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(In millions)

United States	$78.7	$78.8	$224.9	$236.2
Europe, Middle East and Africa	40.2	38.7	105.4	96.7
Asia-Pacific and Japan	29.1	29.7	81.0	86.8
Rest of the world	10.0	10.4	26.8	19.9

Total net revenues	$158.0	$157.6	$438.1	$439.6

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(Dollars in millions)

Gross profit	$105.8	$106.9	$286.0	$299.8
Percentage of net revenues	66.9%	67.8%	65.3%	68.2%

Gross profit for the three months ended December 30, 2007 decreased $1.1 million, or 1%, from gross profit for the three months ended December 31, 2006. The gross profit percentage for the three months ended December 30, 2007 was 66.9% and declined from 67.8% for the corresponding period in the prior year. The decline in gross profit percentage was primarily impacted by a shift in product mix, including the addition of InfiniBand products as a result of our acquisition of SilverStorm, and an increase of $0.5 million in amortization of purchased intangible assets.

Gross profit for the nine months ended December 30, 2007 decreased $13.8 million, or 5%, from gross profit for the nine months ended December 31, 2006. The gross profit percentage for the nine months ended December 30, 2007 was 65.3% and declined from 68.2% for the corresponding period in the prior year. The decline in gross profit percentage was primarily impacted by a shift in product mix, including the addition of InfiniBand products as a result of our acquisition of SilverStorm, and an increase of $2.6 million in amortization of purchased intangible assets.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(Dollars in millions)

Operating expenses:
Engineering and development	$33.2	$34.0	$100.9	$99.5
Sales and marketing	20.3	21.6	62.1	64.1
General and administrative	8.2	7.2	25.2	23.3
Special charges	—	—	3.8	—
Purchased in-process research and development	—	—	—	1.9

Total operating expenses	$61.7	$62.8	$192.0	$188.8

Percentage of net revenues:
Engineering and development	21.0%	21.6%	23.0%	22.7%
Sales and marketing	12.9	13.7	14.2	14.6
General and administrative	5.2	4.6	5.8	5.3
Special charges	—	—	0.8	—
Purchased in-process research and development	—	—	—	0.4

Total operating expenses	39.1%	39.9%	43.8%	43.0%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended December 30, 2007, engineering and development expenses decreased to $33.2 million from $34.0 million for the three months ended December 31, 2006. Engineering and development expenses decreased during the three months ended December 30, 2007 from the comparable period in the prior year due primarily to a decrease of $1.8 million in cash compensation and related benefit costs and a $1.2 million decrease in acquisition-related stock-based compensation. These decreases resulted primarily from workforce reductions associated with the consolidation and elimination of certain engineering activities. See further discussion under “Special Charges.” These decreases were partially offset by a $0.9 million increase in depreciation and equipment costs and a $0.8 million increase in stock-based compensation, excluding acquisition-related charges.

During the nine months ended December 30, 2007, engineering and development expenses increased to $100.9 million from $99.5 million for the nine months ended December 31, 2006. Engineering and development expenses increased during the nine months ended December 30, 2007 from the comparable period in the prior year due primarily to an increase of $2.9 million in stock-based compensation, excluding acquisition-related charges, a $2.9 million increase in depreciation and equipment costs, and a $2.9 million increase in occupancy costs and related computer support costs. These increases were partially offset by a decrease in acquisition-related stock-based compensation of $5.4 million, primarily from workforce reductions associated with the consolidation and elimination of certain engineering activities, and a $1.7 million decrease in external engineering costs associated with new product development.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses to increase in the future as a result of continued, and increasing costs associated with, new product development, including our recent acquisitions.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses of $20.3 million for the three months ended December 30, 2007 decreased from $21.6 million for the three months ended December 31, 2006, primarily due a $2.1 million decrease in promotional costs, including the costs for certain sales and marketing programs, partially offset by a $0.8 million increase in amortization of purchased intangible assets related to the acquisition of SilverStorm.

Sales and marketing expenses decreased to $62.1 million for the nine months ended December 30, 2007 from $64.1 million for the nine months ended December 31, 2006. The decrease in sales and marketing expenses was due primarily to a $3.6 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a decrease in stock-based compensation of $2.8 million, including stock-based compensation related to acquisitions, partially offset by a $2.6 million increase in amortization of purchased intangible assets related to the acquisition of SilverStorm, an increase in depreciation and equipment costs of $0.8 million and a $0.6 million increase in travel related expenses.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.2 million for the three months ended December 30, 2007 from $7.2 million for the three months ended December 31, 2006. The increase in general and administrative expenses was due primarily to the effects of a $0.5 million reversal of bad debt expense in the prior year and a $0.4 million increase in cash compensation and related benefit costs.

General and administrative expenses increased to $25.2 million for the nine months ended December 30, 2007 from $23.3 million for the nine months ended December 31, 2006. The increase in general and administrative expenses was due primarily to an increase of $0.9 million in cash compensation and related benefit costs and an increase of $0.6 million for legal and consulting services.

In connection with the anticipated growth of our business, we expect general and administrative expenses will increase in the future.

Special Charges.  During the nine months ended December 30, 2007, we recorded special charges of $3.8 million associated with the consolidation and elimination of certain engineering activities. The special charges consist of $3.5 million for exit costs and $0.3 million for asset impairments.

The exit costs were comprised of workforce reductions, contract cancellation costs and other costs. The workforce reduction costs relate to severance arrangements and totaled $2.5 million, all of which was paid during the nine months ended December 30, 2007. Contract cancellation and other costs totaled $0.9 million and $0.7 million of these costs were paid as of December 30, 2007. The unpaid exit costs are expected to be paid over the term of the related agreement.

Interest and Other Income, Net

Components of our interest and other income, net is as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
		(In millions)

Interest income	$4.4	$6.3	$16.2	$19.1
Gain on sales of marketable securities	0.4	—	0.6	0.1
Loss on sales of marketable securities	—	(0.8)	(0.2)	(1.7)
Other	0.1	0.1	0.3	0.8

	$4.9	$5.6	$16.9	$18.3

Interest and other income is comprised primarily of interest income related to our portfolio of marketable securities.

Income Taxes

Our effective income tax rate was 34% and 33% for the nine months ended December 30, 2007 and December 31, 2006, respectively. We expect the annual effective tax rate for fiscal 2008 to approximate 34% as compared to our annual effective tax rate of 32% for fiscal 2007. In fiscal 2008, our effective tax rate continued to benefit from higher income generated by foreign operations, which is taxed at more favorable rates. However, the annual rate for fiscal 2007 also reflected tax benefits associated with the resolution of routine tax examinations and the reversal of tax reserves resulting from the expiration of certain statutes of limitations. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, stock-based compensation and uncertain tax positions.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $378.4 million at December 30, 2007 from $543.9 million at April 1, 2007. The decrease in cash, cash equivalents and marketable securities was due primarily to the purchase of our common stock pursuant to our stock repurchase programs, partially offset by our cash generated from operations. We believe that our existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities was $162.6 million for the nine months ended December 30, 2007 and $120.7 million for the nine months ended December 31, 2006. Operating cash flow for the nine months ended

December 30, 2007 reflects our net income of $73.4 million, net non-cash charges of $49.6 million and a net decrease in the non-cash components of working capital of $39.6 million. The decrease in the non-cash components of working capital was primarily due to a $33.3 million increase in accrued taxes, a $7.7 million decrease in inventories, and a $3.8 million increase in accounts payable, partially offset by an $7.1 million decrease in accrued compensation. The changes in accrued taxes, accounts payable and accrued compensation were primarily due to the timing of payment obligations.

Cash provided by investing activities was $205.1 million for the nine months ended December 30, 2007 and consisted primarily of net sales and maturities of marketable securities of $227.5 million, partially offset by additions to property and equipment of $22.4 million. During the nine months ended December 31, 2006, cash used in investing activities of $104.3 million consisted of net cash outflows of $107.1 million for the acquisition of PathScale and $59.3 million for the acquisition of SilverStorm, including the $15.0 million and $9.0 million placed in escrow, respectively, and additions to property and equipment of $23.6 million, partially offset by net sales and maturities of marketable securities of $73.2 million and the receipt of $12.5 million from an escrow account related to the sale of our hard disk drive controller and tape drive controller business.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure

Cash used in financing activities of $303.7 million for the nine months ended December 30, 2007 resulted from our purchase of $315.3 million of common stock under our stock repurchase programs, partially offset by $11.2 million of proceeds from the issuance of common stock under our stock plans and a related $0.4 million tax benefit. During the nine months ended December 31, 2006, cash used in financing activities of $49.9 million resulted from our purchase of $85.6 million of common stock under our stock repurchase programs and the repayment of a $1.6 million line of credit assumed in the SilverStorm acquisition, partially offset by $31.0 million of proceeds from the issuance of common stock under our stock plans, and a related $6.3 million tax benefit.

Since fiscal 2003, we have had stock repurchase programs that authorized us to purchase up to an aggregate of $1.25 billion of our outstanding common stock, including a program approved in April 2007 authorizing the repurchase of $300 million of our outstanding common stock and a program approved in November 2007 authorizing the repurchase of an additional $200 million of our outstanding common stock. As of December 30, 2007, we had repurchased a total of 64.1 million shares of common stock under these programs for an aggregate purchase price of $1.04 billion. During the nine months ended December 30, 2007, we repurchased 21.6 million shares for an aggregate purchase price of $315.3 million, of which $3.0 million was pending settlement as of December 30, 2007. In January 2008, we purchased an additional 0.9 million shares of our common stock under the April 2007 program for an aggregate purchase price of $11.6 million, which completed this program.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 30, 2007, and their impact on our cash flows in future fiscal years, is as follows:

	2008
	(Remaining
	three months)	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Operating leases	$1.5	$4.8	$3.7	$2.8	$2.3	$11.3	$26.4
Non-cancelable purchase obligations	44.1	7.3	—	—	—	—	51.4

Total	$45.6	$12.1	$3.7	$2.8	$2.3	$11.3	$77.8

In fiscal 2007, we entered into an operating lease, for a facility to be constructed in Minnesota, which contained a purchase option. The facility was completed in September 2007 and, in October 2007, we notified the landlord of our intent to exercise the option to purchase the facility. However, we ultimately did not exercise the purchase option and accordingly have included the future minimum lease payments associated with this lease in the table above.

We adopted FIN 48 during the first quarter of fiscal 2008 and the amount of unrecognized tax benefits at December 30, 2007 was $45.2 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

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

Stock-Based Compensation

We account for stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units (RSUs) and stock purchases under our Employee Stock Purchase Plan (the ESPP) based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and RSUs, and the offering period for the ESPP. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, our employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would therefore impact our accounting for future acquisitions, if any, beginning in fiscal 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We maintain a marketable securities investment portfolio of various holdings, types and maturities. In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. We also hold shares of common stock of Marvell Technology Group Ltd. (Marvell) that were received in connection with the sale of our hard disk drive controller and tape drive controller business. We do not use derivative financial instruments.

Our cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 30, 2007, the carrying value of our cash and cash equivalents approximates fair value.

Our investment portfolio consists primarily of high quality marketable debt securities, including government securities, corporate bonds, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of two years or less. In addition, we also hold a limited amount of auction rate preferred securities, as well as 910,000 shares of Marvell common stock with a cost basis of $16.81 per share. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. As of December 30, 2007, the fair value of this Marvell stock was $14.01 per share. Marketable equity securities for high technology companies, such as Marvell, historically have experienced high volatility. Shares of Marvell common stock have traded between $13.49 and $21.20 during the twelve months ended December 30, 2007.

All of our marketable securities are classified as available for sale. As of December 30, 2007, we had unrealized losses of $1.8 million (net of related income taxes of $1.1 million), including an unrealized loss of $1.6 million (net of related income taxes of $1.0 million) related to the Marvell common stock.

There is currently significant turmoil in the credit market, principally due to the issues in the mortgage industry. These market conditions have also impacted the value and liquidity of auction rate securities. We believe the risk to our financial condition related to the current market environment is not material.

We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.

Item 4.	Controls and Procedures

As of the end of the quarter ended December 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2007 to ensure that information required to be disclosed by us in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting during our quarter ended December 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85% and 80% of net revenues for the nine months ended December 30, 2007 and the fiscal year ended April 1, 2007, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation and we also compete with companies offering software initiator solutions. In the Fibre Channel switch and iSCSI router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. Our competition in the Fibre Channel switch market include well-established participants who have significantly more sales and marketing resources to develop and penetrate this market. In the

InfiniBand HCA and switch markets, we compete primarily with Voltaire, Inc., Cisco Systems, Inc. and Mellanox Technologies, Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

The number of suppliers we use may decrease as a result of business combinations involving these suppliers. For example, LSI Corporation acquired Agere Systems, Inc. in early 2007. Both LSI Corporation and Agere Systems, Inc. were QLogic suppliers. This transaction has reduced the number of companies we can use to produce our semiconductor products.

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

The European Union enacted the Waste Electrical and Electronic Equipment Directive, which directed individual European Union member countries to adopt legislation consistent with this directive. The legislation makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

Because we depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 49% and 46% of our net revenues for the nine months ended December 30, 2007 and the fiscal year ended April 1, 2007, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

In April 2007, our Board of Directors approved a program to repurchase up to $300 million of our outstanding common stock. In November 2007, our Board of Directors approved a new program to repurchase up to $200 million of our common stock over a two year period. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2008 under the April 2007 stock purchase program, and the remaining dollar value of shares that may be purchased under both programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans

October 1, 2007 — October 28, 2007	2,661,600	$13.41	2,661,600	$39,493,000
October 29, 2007 — November 25, 2007	271,003	$14.64	271,003	$235,527,000
November 26, 2007 — December 30, 2007	1,690,540	$14.13	1,690,540	$211,645,000

Total	4,623,143	$13.74	4,623,143	$211,645,000

We previously purchased 15,464,732 shares under the April 2007 program for an aggregate purchase price of $224.8 million.

Item 6.	Exhibits

Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qlogic Corporation

By:	/s/ H.K. DESAI
H.K. Desai
Chairman of the Board and
Chief Executive Officer

By:	/s/ DOUGLAS D. NAYLOR
Douglas D. Naylor
Vice President of Finance and
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 29, 2008

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