Form 10-K
period 2008-03-30
QLOGIC CORP
filed 2008-05-23
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended March 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 28, 2007 was $1,873,806,495 (based on the closing price for shares of the Registrant’s common stock as reported by The NASDAQ Stock Market on such date).

As of May 15, 2008, 132,565,262 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Item 1.	Business

Introduction

QLogic Corporation was organized as a Delaware corporation in 1992. Our principal executive offices are located at 26650 Aliso Viejo Parkway, Aliso Viejo, California 92656, and our telephone number at that location is (949) 389-6000. Our Internet address is www.qlogic.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendment to these reports, that we file with the Securities and Exchange Commission (SEC) are available free of charge on our website as soon as reasonably practicable after those reports are electronically filed with the SEC. On November 4, 2005, we completed the sale of our hard disk drive controller and tape drive controller business. On November 8, 2005, we completed the acquisition of the assets of Troika Networks, Inc. (Troika); on April 3, 2006, we completed the acquisition of PathScale, Inc. (PathScale); and on November 1, 2006, we completed the acquisition of SilverStorm Technologies, Inc. (SilverStorm).

Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.

All references to years refer to our fiscal years ended March 30, 2008, April 1, 2007 and April 2, 2006, as applicable, unless calendar years are specified. All references to share and per share data have been adjusted to reflect the effects of our stock split in March 2006.

Overview

We are a supplier of high performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers, or OEMs, and distributors. We produce Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters, or HBAs; and InfiniBand® host channel adapters, or HCAs. We are also a supplier of Fibre Channel switches, including core, blade and stackable switches; InfiniBand switches, including edge fabric switches and multi-protocol fabric directors; and storage routers for bridging Fibre Channel and iSCSI networks. Finally, we supply enclosure management and baseboard management products. All of these solutions address the storage area network, or SAN, or server fabric connectivity infrastructure requirements of small, medium and large enterprises. Our products based on Infiniband technology are designed for the emerging high performance computing, or HPC, environments.

Customers, Markets and Applications

Our customers rely on our SAN infrastructure and server fabric infrastructure technology to deliver solutions to information technology professionals in virtually every business sector.

Our products are found primarily in server, workstation and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. The business applications that drive requirements for our high performance interconnect infrastructure include:

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

Our SAN Solutions

Our ability to serve the storage industry stems from our broad product line of SAN infrastructure solutions. On the server side of the SAN, we provide Fibre Channel and iSCSI HBAs. Connecting servers to storage, we provide the network infrastructure with a broad line of Fibre Channel switches, including core, blade and stackable switches. In addition, we provide storage routers for bridging Fibre Channel and iSCSI networks and certain enclosure management and baseboard management products.

We have focused on providing our customers with solutions that are pre-tested and easy to install and, as a result, are designed to significantly reduce the critical implementation and time-to-market effort for OEMs. Today, our SAN infrastructure components are found in solutions from many major server and storage OEMs worldwide.

Our Server Fabric Solutions

Our server fabric solutions are based on InfiniBand technology. InfiniBand is a high performance, low-latency, server area fabric interconnect. Our ability to successfully address the requirements of server vendors targeting HPC environments is enhanced by our experience and success addressing the server to storage connectivity demands of these same customers. Our InfiniBand products, including HCAs, edge fabric switches and multi-protocol fabric directors, provide high performance interconnect fabric solutions for cluster and grid computing networks.

Sales and Marketing

Our products are marketed and sold primarily to OEMs by our internal sales team supported by field sales and systems engineering personnel. In addition, we sell our products through a network of regional and international distributors.

In domestic and in certain international markets, we maintain both a sales force to serve our large OEM customers and distributors that are focused on medium-sized and emerging accounts. We maintain a focused business development and outbound marketing organization to assist, train and equip the sales organizations of our major OEM customers and their respective reseller organizations and partners. We maintain sales offices in the United States and various international locations. For information regarding revenue by geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

We work with our large storage subsystem and computer system OEM customers during their design cycles. We support these customers with pre-sales system design support and services, as well as training classes and seminars conducted both in the field and from our worldwide offices.

Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers. The sales cycle typically begins with the identification of an OEM’s requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology. The cycle continues with technical and sales collaboration with the OEM and if successful, leads to one of our product designs being selected as a component in a potential customer’s computer system or data storage peripheral. We then work closely with the customer to integrate our products with the customer’s current and next generation products or platforms. This cycle, from opportunity identification to shipment, typically ranges from six to twenty-four months.

In addition to sales and marketing efforts, we actively participate with industry organizations relating to the development and acceptance of industry standards. We collaborate with peer companies through open standards bodies, cooperative testing and certifications. To ensure and promote multi-vendor interoperation, we maintain interoperability certification programs and testing laboratories.

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

We are engaged in the design and development of Fibre Channel HBAs, switches and I/O controllers, as well as iSCSI HBAs and I/O controllers. We also design and develop InfiniBand-based HCAs and switches for server fabric environments; and storage routers for bridging Fibre Channel and iSCSI networks. We are also developing solutions based on Fibre Channel over Ethernet technology.

We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage networks and server fabrics. During fiscal 2008, 2007 and 2006, we incurred engineering and development expenses of $134.7 million, $135.3 million, and $89.8 million, respectively.

Backlog

A substantial portion of our sales with OEM customers are transacted through hub arrangements whereby our products are purchased on a just-in-time basis and fulfilled from warehouse facilities, or hubs, in proximity to the facilities of our customers or their contract manufacturers. Our sales are made primarily pursuant to purchase orders, including blanket purchase orders for hub arrangements. Because of the hub arrangements with our customers and industry practice that allows customers to cancel or change orders with limited advance notice, we believe that backlog at any particular date is not a reliable indicator of our future revenue levels and is not material to understanding our business.

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

Due to the broad array of components required in the SAN and server fabric infrastructure, we compete with several companies. In the Fibre Channel HBA market, our primary competitor is Emulex Corporation. In the iSCSI HBA market, our primary competitor is Broadcom Corporation and we also compete with companies offering software initiator solutions. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand HCA and switch markets, we compete primarily with Voltaire Ltd., Cisco Systems, Inc. and Mellanox Technologies, Ltd.

Manufacturing

We use outside suppliers and foundries to manufacture our products. This approach allows us to avoid the high costs of owning, operating, maintaining and upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing, and supply chain management. Prior to the sale of our products, final tests are performed to ensure quality. Product test, customer-specific configuration and product localization are completed by third-party service providers or by us. We also provide fabrication process reliability tests and conduct failure analysis to confirm the integrity of our quality assurance procedures.

Our semiconductors are currently manufactured by a number of domestic and offshore foundries. Our semiconductor suppliers include International Business Machines Corporation, LSI Corporation, Samsung Semiconductor, Inc. and Taiwan Semiconductor Manufacturing Company. Most of the application specific integrated circuits, or ASIC, used in our products are manufactured using 0.18, 0.13 or 0.09 micron process technology. Newer technologies using 65 nanometer process technologies (0.065 micron) are currently under development. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

We currently purchase our semiconductor products from foundries either in finished or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form, and to assemble our HBA, switch, HCA and other products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. For our HBA, switch, HCA and other products, we use third-party suppliers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers.

Many of the component parts used in our HBA and HCA products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or results of operations.

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

We have received notices of claimed infringement of intellectual property rights in the past. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to defend such claims, develop non-infringing technology or to obtain licenses to the technology which is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

Environment

Most of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in other countries including China, Japan and Korea. The European Union adopted the Waste Electrical and Electronic Equipment, or WEEE, Directive, which requires European Union countries to enact legislation to make producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.

Environmental costs are presently not material to our results of operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Employees

We had 933 employees as of May 15, 2008. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

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

We have experienced, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. In addition, there can be no assurance that we will maintain our current gross margins or profitability in the future. A significant portion of our net revenues in each fiscal quarter results from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products. Fluctuations in our quarterly operating results may be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the availability and sale of new products;

•	shifts or changes in technology;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our OEM customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	the timing of revenue recognition and revenue deferrals;

•	gains or losses related to our marketable securities;

•	changes in accounting rules;

•	changes in our accounting policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact information technology, or IT, spending.

Our quarterly results of operations are also influenced by competitive factors, including the pricing and availability of our products and our competitors’ products. Portions of our expenses are fixed and difficult to reduce in a short period of time. If net revenues do not meet our expectations, our fixed expenses could adversely affect our gross profit and net income until net revenues increase or until such fixed expenses are reduced to an appropriate level. Furthermore, communications regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely affected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in product mix;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with price, performance or feature advantages;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets or the acquisition of new businesses;

•	amortization and impairments of purchased intangible assets;

•	sales discounts;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.

Our revenues may be affected by changes in IT spending levels.

In the past, unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. Certain of our large customers are reporting weaknesses in particular markets and geographies, which may adversely affect our revenues. We are unable to predict changes in general economic conditions and when global IT spending rates will be affected. Furthermore, even if IT spending rates increase, we cannot be certain that the market for Storage Area Network (SAN) and server fabric infrastructure solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

Our stock price may be volatile.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:

•	differences between our actual operating results and the published expectations of analysts;

•	quarterly fluctuations in our operating results;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the markets in which we operate;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	operating results or forecasts of our major customers or competitors;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.

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

Server virtualization technologies, which allow a single server to take on the function of what was previously performed by many individual servers, are gaining momentum in the industry. The broad implementation of server virtualization could result in a decrease in the demand for servers, which could result in a lower demand for our products. This could have a material adverse effect on our business or results of operations.

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

Our financial condition will be materially harmed if we do not maintain and gain market acceptance of our products.

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

We believe that to remain competitive, we will need to continue to develop new products, which will require a significant investment in new product development. Our competitors may be developing alternative technologies, which may adversely affect the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

We depend on a limited number of customers, and any decrease in revenues or cash flows from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85%, 80% and 77% of net revenues for fiscal year 2008, 2007 and 2006, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition or results of operations.

Our business may be subject to seasonal fluctuations and uneven sales patterns in the future.

A large percentage of our products are sold to customers who experience seasonality and uneven sales patterns in their businesses. As a result, we could continue to experience similar seasonality and uneven sales patterns. We believe this uneven sales pattern is a result of many factors including:

•	the tendency of our customers to close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter;

•	spikes in sales during the fourth quarter of each calendar year that some of our customers experience; and

•	differences between our quarterly fiscal periods and the fiscal periods of our customers.

In addition, as our customers increasingly require us to maintain products at hub locations near their facilities, it becomes easier for our customers to order products with very short lead times, which makes it increasingly difficult for us to predict sales trends. Our uneven sales pattern also makes it extremely difficult to predict the demand of our customers and adjust manufacturing capacity accordingly. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or at an increased cost, which could have a material adverse effect on quarterly revenues and earnings.

Competition within the markets for our products is intense and includes various established competitors.

The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the Fibre Channel HBA market, we compete primarily with Emulex Corporation. In the iSCSI HBA market, we compete primarily with Broadcom Corporation and we also compete with companies offering software initiator solutions. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. Our competition in the Fibre Channel switch market includes well-established participants who have significantly more sales and marketing resources to develop and penetrate this market. In the InfiniBand HCA and switch markets, we compete primarily with Voltaire Ltd., Cisco Systems, Inc. and Mellanox Technologies, Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved features. While we continue to devote significant resources to engineering and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. In addition, while relatively few competitors offer a full range of SAN and server fabric infrastructure products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results will be materially and adversely affected.

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

Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to stocking and selling products from other suppliers, thus reducing their efforts and ability to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or results of operations. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may decrease the amounts of product purchased from us. This could result in a change of business behavior, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.

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

We use forecasts based on anticipated product orders to determine our component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs and risk of obsolescence. If we underestimate component requirements, we may have inadequate inventory, which could interrupt the manufacturing process and result in lost or postponed revenue, or reduced profit if expedite charges are required. In addition, lead times for components vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We also may experience shortages of certain components from time to time, which could also delay the manufacturing processes.

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

In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product, and we may not always be able to satisfy the qualification requirements of these customers. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed resulting in loss or postponement of revenues and our competitive position and relationship with customers could be harmed.

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

Our marketable securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.

As of March 30, 2008, we held short-term and long-term marketable securities aggregating $216.4 million. We invest primarily in marketable debt securities, all of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. A deterioration in the economy, including a credit crisis or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Our marketable securities include investments in auction rate securities, all of which are rated AA or higher. As of March 30, 2008, our investment portfolio included $24.1 million of auction rate debt securities and $31.8 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of March 30, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. Accordingly, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities. If the fair value of our auction rate securities declines in the future and an impairment of such securities is determined to be other-than-temporary, any write-down of such investments could have a material adverse affect on our financial condition and results of operations.

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

The migration of our customers toward new products could adversely affect our results of operations.

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

Environmental compliance costs could adversely affect our results of operations.

Most of our products are subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws.

We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive, or RoHS) and similar legislation in other countries including China, Japan and Korea. In addition, certain recycling, labeling and related requirements have already begun to apply to products we sell internationally. Where necessary, we are redesigning our products to ensure that they comply with these requirements as well as related requirements imposed by our OEM customers. We are also working with our suppliers to provide us with compliant materials, parts and components. If our products do not comply with substance restrictions, we could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, we could be prohibited from shipping non-compliant products into various countries, and required to recall and replace any products already shipped, if such products were found to be non-compliant. This would disrupt our ability to ship products and result in reduced revenue, increased obsolete or excess inventories and harm to our business and customer relationships. We also must successfully manage the transition to RoHS-compliant products in order to minimize the effects of product inventories that may become excess or obsolete, as well as ensure that sufficient supplies of RoHS-compliant products can be delivered to meet customer demand. Failure to manage this transition may adversely impact our revenues and operating results. Various other countries and states in the United States have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to our products. These regulations could impose a significant cost of doing business in those countries and states.

The European Union adopted the Waste Electrical and Electronic Equipment Directive, which requires European Union countries to enact legislation to make producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

Because we depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 49%, 46% and 45% of our net revenues for fiscal year 2008, 2007 and 2006, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

Our international sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations.

In addition, we and our customers are subject to various import and export regulations of the United States government and other countries. Certain government export regulations apply to the encryption or other features contained in some of our products. Changes in or violations of any such import or export regulations could materially and adversely affect our business, financial condition or results of operations.

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations.

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

We have made, and could make in the future, investments in technology companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations.

We have recently completed acquisitions that expanded our portfolio of products to include InfiniBand solutions. While the usage of InfiniBand technology has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among IT vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. InfiniBand may fail to effectively compete with other technologies, which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also impacted by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by the industry and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products.

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

We expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Currently, most of our products include ASICs which are manufactured in 0.18, 0.13 and 0.09 micron geometry processes. In addition, we have begun to develop certain new ASIC products with 65 nanometer (0.065 micron) geometry process technology. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

We have received notices of claimed infringement of intellectual property rights in the past and have been involved in intellectual property litigation in the past. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In addition, individuals and groups are purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive, time consuming and could divert management’s attention from other matters. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

Dependence on third-party technology could adversely affect our business.

Some of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that necessary licenses will be available on acceptable terms, if at all. In addition, we may have little or no ability to correct errors in the technology provided by such third parties, or to continue to develop new generations of such technology. Accordingly, we may be dependent on their ability and willingness to do so. In the event of a problem with such technology, or in the event that our rights to use such technology become impaired, we may be unable to ship our products containing such technology, and may be unable to replace the technology with a suitable alternative within the time frame needed by our customers. The inability to find suitable alternatives to third-party technology, obtain certain licenses or obtain such licenses on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse impact on our business, results of operations and financial condition.

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

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, stock-based compensation and uncertain tax positions. Finally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these continuous examinations could have a material adverse effect on our financial condition or results of operations.

Computer viruses and other forms of tampering with our computer systems or servers may disrupt our operations and adversely affect our results of operations.

Despite our implementation of network security measures and anti-virus defenses, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, results of operations or financial condition.

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

Our principal product development, operations, sales and corporate offices are located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We own each of these buildings. We lease facilities in Shakopee and Eden Prairie, Minnesota; Mountain View and Roseville, California; Austin, Texas; King of Prussia, Pennsylvania; and Pune, India. In addition, we lease an operations, sales and fulfillment facility located near Dublin, Ireland. We also maintain sales offices at various locations in the United States, Europe and Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

	Sales Prices
Fiscal 2008	High	Low

First Quarter	$18.23	$16.19
Second Quarter	17.97	11.46
Third Quarter	15.78	12.75
Fourth Quarter	16.66	12.04

	Sales Prices
Fiscal 2007	High	Low

First Quarter	$21.62	$16.68
Second Quarter	19.50	15.86
Third Quarter	22.94	18.55
Fourth Quarter	22.46	16.51

Number of Common Stockholders

The approximate number of record holders of our common stock was 535 as of May 15, 2008.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2008.

Issuer Purchases of Equity Securities

Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2008 under our stock repurchase programs, and the remaining dollar value of shares that may be purchased under these programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

December 31, 2007 — January 27, 2008	859,040	$13.56	859,040	$200,000,000
January 28, 2008 — February 24, 2008	1,015,000	$14.67	1,015,000	$185,109,000
February 25, 2008 — March 30, 2008	627,824	$15.44	627,824	$175,415,000

Total	2,501,864	$14.48	2,501,864	$175,415,000

In April 2007, our Board of Directors approved a program to repurchase up to $300 million of our outstanding common stock. During the nine months ended December 30, 2007, we purchased 20.1 million shares of our common stock under this program for an aggregate purchase price of $288.4 million. In January 2008, we purchased an additional 0.9 million shares of our common stock under this program for an aggregate purchase price of $11.6 million, which completed this program.

In November 2007, our Board of Directors approved a new program to repurchase up to $200 million of our common stock over a two-year period. Other than the stock repurchases referenced in the preceding paragraph, all stock repurchases made during the fourth quarter of fiscal 2008 were made under this program.

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

The following graph compares, for the five-year period ended March 30, 2008, the cumulative total stockholder return for the Company’s common stock, the Standard & Poor’s 500 Index (S&P 500 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of the Company’s fiscal years ended March 30, 2003, March 28, 2004, April 3, 2005, April 2, 2006, April 1, 2007 and March 30, 2008. The graph assumes that $100 was invested on March 30, 2003 in the common stock of the Company, the S&P 500 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
AMONG QLOGIC CORPORATION, THE STANDARD & POOR’S 500 INDEX
AND THE NASDAQ COMPUTER INDEX

	Cumulative Total Return
	3/30/03	3/28/04	4/3/05	4/2/06	4/1/07	3/30/08
QLogic Corporation	$100.00	$109.71	$105.49	$101.26	$88.96	$80.22

S&P 500 Index	100.00	135.12	144.16	161.07	180.13	170.98

NASDAQ Computer Index	100.00	139.78	142.73	162.83	172.29	168.37

*$100 invested on 3/30/03 in stock or 3/31/03 in index-including reinvestment of dividends.
Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended(1)(2)
	March 30,	April 1,	April 2,	April 3,	March 28,
	2008	2007(3)	2006(4)	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data
Net revenues	$597,866	$586,697	$494,077	$428,719	$387,156
Cost of revenues	205,959	191,982	144,246	121,074	115,297

Gross profit	391,907	394,715	349,831	307,645	271,859

Operating expenses:
Engineering and development	134,668	135,315	89,753	82,791	75,893
Sales and marketing	84,166	86,731	64,416	54,582	48,449
General and administrative	34,049	31,044	17,295	16,659	18,102
Special charges	5,328	—	—	—	—
Purchased in-process research and development	—	3,710	10,510	—	—

Total operating expenses	258,211	256,800	181,974	154,032	142,444

Operating income	133,696	137,915	167,857	153,613	129,415
Interest and other income, net	14,024	16,872	32,627	17,873	16,844

Income from continuing operations before income taxes	147,720	154,787	200,484	171,486	146,259
Income taxes	51,510	49,369	78,653	60,071	57,698

Income from continuing operations	96,210	105,418	121,831	111,415	88,561
Income from discontinued operations, net of income taxes	—	—	161,757	46,181	45,112

Net income	$96,210	$105,418	$283,588	$157,596	$133,673

Income from continuing operations per share:
Basic	$0.68	$0.66	$0.71	$0.60	$0.47

Diluted	$0.67	$0.66	$0.70	$0.59	$0.46

Income from discontinued operations per share:
Basic	$—	$—	$0.95	$0.25	$0.24

Diluted	$—	$—	$0.93	$0.25	$0.23

Net income per share:
Basic	$0.68	$0.66	$1.66	$0.85	$0.71

Diluted	$0.67	$0.66	$1.63	$0.84	$0.69

Balance Sheet Data
Cash and cash equivalents and marketable securities	$376,409	$543,922	$665,640	$812,338	$743,034
Total assets	810,966	971,359	937,707	1,026,340	926,126
Total stockholders’ equity	665,916	874,531	859,354	956,183	867,718

(1)	The statement of operations data for all periods presented reflects the operating results of the hard disk drive controller and tape drive controller business as discontinued operations.

(2)	The per share amounts for all periods presented reflect the effects of the two-for-one split of our common stock in March 2006.

(3)	In fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In addition, the Company completed the acquisitions of PathScale, Inc. and SilverStorm Technologies, Inc. during fiscal 2007. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(4)	In fiscal 2006, the Company completed the acquisition of Troika Networks, Inc. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2008, 2007 and 2006 each comprised fifty-two weeks.

Business Combinations

SilverStorm Technologies

In November 2006, we acquired SilverStorm Technologies, Inc. (SilverStorm) by merger for total cash consideration of $59.6 million. The acquisition of SilverStorm expanded our portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors.

Based on a preliminary purchase price allocation, we allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development (IPR&D), based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. We are in the process of finalizing the determination of net operating loss carryforwards and other tax benefits from the acquisition and expect to complete this analysis in fiscal 2009, which may result in certain adjustments to goodwill.

PathScale

In April 2006, we acquired PathScale, Inc. (PathScale) by merger for total consideration of $110.5 million. The acquisition of PathScale expanded our portfolio to include InfiniBand solutions.

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

We also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, we recognized $2.0 million and $7.5 million of compensation expense during fiscal 2008 and 2007, respectively, and could recognize up to $1.6 million of additional compensation expense through April 2010.

Troika Networks

In November 2005, we completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The acquisition of Troika expanded our product line and, through the acquired intellectual property, enhanced certain of our existing products. Based on a preliminary purchase price allocation in fiscal 2006, we recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for IPR&D. During fiscal 2007, we finalized our valuation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million. As this acquisition was an asset purchase, the goodwill resulting from this acquisition will be tax deductible.

In addition, we entered into a performance plan with certain former Troika employees upon their employment with QLogic. The performance plan provided for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plan, we recognized $1.6 million and $0.5 million of compensation expense during fiscal 2007 and 2006, respectively. During fiscal 2008, we determined that the criteria for payment to the former Troika employees would not be met and reversed the previously recognized stock-based compensation expense, aggregating $0.8 million, that would not be paid.

In August 2007, we reevaluated the use of the intellectual property acquired from Troika. As a result, we suspended internal development of the underlying acquired technology and entered into a nonexclusive license of the technology with a third party. In addition, we sold all of the related inventory and equipment to the licensee.

During the fourth quarter of fiscal 2008, we determined that the carrying amount of intangible assets previously acquired from Troika exceeded the future undiscounted cash flows expected to be generated by these assets. As a result, we recorded a non-cash impairment charge of $2.3 million, as a component of cost of revenues, to write down the carrying value of the core technology to its estimated fair value.

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

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, for fiscal 2008 and 2007 recorded under SFAS No. 123R by functional line item is as follows:

	2008	2007
	(In millions)

Cost of revenues	$2.1	$1.9
Engineering and development	14.5	11.2
Sales and marketing	6.3	8.2
General and administrative	8.9	9.0

	$31.8	$30.3

Stock-based compensation expense related to acquisitions of $1.2 million and $9.1 million for fiscal 2008 and 2007, respectively, is excluded from the above table. During fiscal 2006, we recorded stock-based compensation expense of $0.5 million related to acquisitions.

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

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

During fiscal 2008, our net revenues increased to $597.9 million from $586.7 million in fiscal 2007 and were highlighted by increases in net revenues from Host Products and Network Products of 7% and 15%, respectively. Revenue from Silicon Products decreased by $32.4 million, or 42%.

A summary of the key factors and significant events which impacted our financial performance during the fourth quarter of fiscal 2008 are as follows:

•	Net revenues of $159.7 million for the fourth quarter of fiscal 2008 increased by $12.6 million, or 9%, from $147.1 million in the fourth quarter of fiscal 2007. Revenues from Host Products and Network Products increased from the comparable quarter in the prior year by 5% and 6%, respectively. In addition, other revenues increased by $5.9 million from the fourth quarter of fiscal 2007 due primarily to an increase in royalty revenue.

•	Gross profit as a percentage of net revenues of 66.3% for the fourth quarter of fiscal 2008, increased from 64.5% for the fourth quarter of fiscal 2007. The gross profit percentage for the fourth quarter of fiscal 2008 was impacted by the increase in royalty revenue, partially offset by the $2.3 million impairment charge related to intangible assets.

•	Operating income as a percentage of net revenues increased to 24.9% for the fourth quarter of fiscal 2008 from 18.3% in the fourth quarter of fiscal 2007.

•	Net income was $22.8 million, or $0.17 per diluted share, in the fourth quarter of fiscal 2008 and increased from $18.4 million, or $0.12 per diluted share, in the fourth quarter of fiscal 2007. Net income included stock-based compensation expense, acquisition-related charges, impairment charges related to intangible assets and marketable securities, special charges, and the related income tax effects, totaling $14.9 million for the fourth quarter of fiscal 2008 compared to $16.8 million for the fourth quarter of fiscal 2007.

•	Cash, cash equivalents and marketable securities of $376.4 million at March 30, 2008 decreased $167.5 million from $543.9 million at April 1, 2007. This decrease is primarily due to $352.8 million in repurchases of our common stock, partially offset by $211.6 million of cash flow from operations. During the fourth quarter of fiscal 2008, we generated $49.0 million of cash from operating activities.

•	Accounts receivable was $81.6 million as of March 30, 2008, compared to $73.5 million as of April 1, 2007. Days sales outstanding (DSO) in receivables as of March 30, 2008 increased to 47 days from 45 days as of April 1, 2007. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance.

•	Inventories were $27.5 million as of March 30, 2008, compared to $38.9 million as of April 1, 2007. Our annualized inventory turns in the fourth quarter of fiscal 2008 of 7.8 turns increased from the 5.4 turns in the fourth quarter of fiscal 2007.

RESULTS OF OPERATIONS

Net Revenues

A summary of the components of our net revenues is as follows:

	2008	2007	2006
	(Dollars in millions)

Net revenues:
Host Products	$437.9	$410.6	$328.8
Network Products	101.8	88.3	70.7
Silicon Products	44.3	76.7	87.8
Other	13.9	11.1	6.8

Total net revenues	$597.9	$586.7	$494.1

Percentage of net revenues:
Host Products	73%	70%	67%
Network Products	17	15	14
Silicon Products	8	13	18
Other	2	2	1

Total net revenues	100%	100%	100%

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

Our net revenues are derived primarily from the sale of Host Products and Network Products. Net revenues were $597.9 million for fiscal 2008 compared to $586.7 million for fiscal 2007. This increase was primarily the result of a $27.3 million, or 7%, increase in revenue from Host Products and a $13.5 million, or 15%, increase in revenue from Network Products, partially offset by a $32.4 million, or 42%, decrease in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 21% increase in the quantity of HBAs sold partially offset by a 12% decrease in average selling prices of these products. This HBA volume increase was primarily driven by approximately a 150% increase in the quantity of Fibre Channel mezzanine cards sold which are used in blade servers and have a lower average selling price than standard HBA products. The increase in revenue from Network Products was primarily due to the addition of InfiniBand switches to our product portfolio as a result of our acquisition of SilverStorm, partially offset by a 4% decrease in revenue from Fibre Channel switch products. The decrease in Fibre Channel switch revenue was primarily due to a decline in revenue from our legacy and end-of-life products, which was not offset by revenue from our more recent product offerings until late fiscal 2008. The decrease in revenue from Silicon Products from the same period in the prior year was due primarily to an expected decrease in units sold. Net revenues for fiscal 2008 included $13.9 million of other revenue compared with $11.1 million of other revenue for fiscal 2007. Other revenue, which primarily includes royalties and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

Net revenues for fiscal 2007 increased 19% to $586.7 million from $494.1 million for fiscal 2006. This increase was primarily the result of an $81.8 million, or 25%, increase in revenue from Host Products and a $17.6 million, or 25%, increase in revenue from Network Products, partially offset by an $11.1 million, or 13%, decrease in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 37% increase in the quantity of HBAs sold partially offset by a 10% decrease in average selling prices of these products. The increase in revenue from Network Products was primarily due to a 27% increase in the number of units of Fibre Channel switches sold partially offset by a 12% decrease in average selling prices of Fibre Channel switches. The decrease in revenue from Silicon Products from the same period in the prior year was due primarily to a decrease in units sold. Net revenues for fiscal 2007 included $11.1 million of other revenue compared with $6.8 million of other revenue for fiscal 2006.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85%, 80% and 77% of net revenues during fiscal 2008, 2007 and 2006, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues for any of the fiscal years presented is as follows:

	2008	2007	2006

Hewlett-Packard	20%	16%	15%
IBM	16%	17%	15%
Sun Microsystems	11%	12%	12%

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

Revenues by geographic area are presented based upon the country of destination. No individual country other than the United States represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area are as follows:

	2008	2007	2006
	(In millions)

United States	$305.2	$314.3	$271.9
Europe, Middle East and Africa	144.6	132.0	111.0
Asia-Pacific and Japan	113.1	111.1	108.2
Rest of world	35.0	29.3	3.0

	$597.9	$586.7	$494.1

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization and impairment of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	2008	2007	2006
	(Dollars in millions)

Gross profit	$391.9	$394.7	$349.8
Percentage of net revenues	65.6%	67.3%	70.8%

Gross profit for fiscal 2008 decreased $2.8 million from gross profit for fiscal 2007. The gross profit percentage for fiscal 2008 was 65.6% and declined from 67.3% for the prior year. The decline in gross profit percentage was primarily impacted by a shift in product mix, including the addition of InfiniBand products as a result of our acquisition of SilverStorm, and an increase of $4.1 million in amortization and impairment of purchased intangible assets.

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

Our ability to maintain our current gross profit percentage can be significantly affected by factors such as the results of our investment in engineering and development activities, supply costs, the worldwide semiconductor foundry capacity, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets. We anticipate that it will be increasingly difficult to reduce manufacturing costs. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical periods and it may decline in the future.

Operating Expenses

Our operating expenses are summarized in the following table:

	2008	2007	2006
	(Dollars in millions)

Operating expenses:
Engineering and development	$134.7	$135.3	$89.8
Sales and marketing	84.2	86.8	64.4
General and administrative	34.0	31.0	17.3
Special charges	5.3	—	—
Purchased in-process research and development	—	3.7	10.5

Total operating expenses	$258.2	$256.8	$182.0

Percentage of net revenues:
Engineering and development	22.5%	23.1%	18.2%
Sales and marketing	14.1	14.8	13.0
General and administrative	5.7	5.3	3.5
Special charges	0.9	—	—
Purchased in-process research and development	—	0.6	2.1

Total operating expenses	43.2%	43.8%	36.8%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During fiscal 2008, engineering and development expenses decreased to $134.7 million from $135.3 million in fiscal 2007. The decrease in engineering and development expenses was due primarily to a decrease in acquisition-related stock-based compensation of $6.4 million, a $1.6 million decrease in new product development costs and a $1.5 million decrease in cash compensation and related benefit costs. These decreases resulted primarily from the consolidation and elimination of certain engineering activities. See further discussion under “Special Charges.” These decreases were partially offset by a $3.3 million increase in stock-based compensation, excluding acquisition-related charges, a $3.2 million increase in occupancy costs and related computer support costs, and a $2.5 million increase in depreciation and equipment costs.

During fiscal 2007, engineering and development expenses increased to $135.3 million from $89.8 million in fiscal 2006. The increase in engineering and development expenses was due primarily to $11.2 million of stock-based compensation, excluding stock-based compensation related to acquisitions, in connection with the adoption of SFAS No. 123R in fiscal 2007; a $16.0 million increase in cash compensation and related benefit costs associated with increases in headcount due to our acquisitions and in connection with our expanded development efforts in support of new products; a $7.2 million increase in acquisition-related stock-based compensation; and a $5.1 million increase in depreciation and equipment costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses to increase in the future as a result of continued, and increasing costs associated with, new product development.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $84.2 million for fiscal 2008 from $86.8 million for fiscal 2007. The decrease in sales and marketing expenses was due primarily to a $4.0 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a decrease in stock-based compensation of $3.3 million, including stock-based compensation related to acquisitions, partially offset by a $2.0 million increase in amortization of purchased intangible assets related to the acquisition of SilverStorm, an increase in depreciation and equipment costs of $1.0 million, a $0.9 million increase in cash compensation and related benefit costs and a $0.9 million increase in travel related expenses.

Sales and marketing expenses for fiscal 2007 increased to $86.8 million from $64.4 million in fiscal 2006. The increase in sales and marketing expenses was due primarily to $8.2 million of stock-based compensation, excluding stock-based compensation related to acquisitions, in connection with the adoption of SFAS No. 123R in fiscal 2007; a $6.2 million increase in cash compensation and related benefit costs due to increased headcount associated with the expansion of our sales and marketing groups; a $2.3 million increase in promotional costs, which included the costs for our worldwide partner conferences, trade shows and other marketing programs; amortization of purchased intangible assets of $1.6 million related to customer relationships; and an increase in acquisition-related stock-based compensation charges of $1.3 million.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $34.0 million for fiscal 2008 from $31.0 million for fiscal 2007. The increase in general and administrative expenses was due primarily to a $0.7 million increase in cash compensation and related benefit costs, a $0.6 million increase in accounting and legal fees, and a $0.4 million increase in bad debt expense.

General and administrative expenses for fiscal 2007 of $31.0 million increased from $17.3 million in fiscal 2006 primarily due to $9.0 million of stock-based compensation in connection with the adoption of SFAS No. 123R in fiscal 2007, an increase of $2.8 million in cash compensation and related benefit costs due to increased headcount, and an increase of $1.3 million in accounting and legal fees.

In connection with the anticipated growth of our business, we expect general and administrative expenses will increase in the future.

Special Charges.  During fiscal 2008, we recorded special charges totaling $5.3 million consisting of $5.0 million of exit costs related to certain workforce reductions and the consolidation and elimination of certain activities, principally related to certain engineering functions and $0.3 million for asset impairments.

The exit costs were comprised of workforce reductions, contract cancellation costs and other costs. The workforce reduction costs were based on estimates of the cost of severance benefits for the affected employees and totaled $3.8 million, of which $3.2 million was paid as of March 30, 2008. Contract cancellation and other costs totaled $1.2 million and $0.7 million of these costs were paid as of March 30, 2008. The remaining balances are expected to be paid over the terms of the related agreements, principally during fiscal 2009.

Purchased In-Process Research and Development.  In connection with our acquisitions, we recorded $3.7 million of IPR&D charges during fiscal 2007. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

As of March 30, 2008, all IPR&D projects were complete.

Interest and Other Income, Net

Components of our interest and other income, net, are as follows:

	2008	2007	2006
	(In millions)

Interest income	$20.6	$25.7	$25.8
Gain on sales of marketable securities	0.8	0.2	8.8
Loss on sales of marketable securities	(0.2)	(1.8)	(2.0)
Impairment of marketable securities	(6.9)	(8.1)	—
Other	(0.3)	0.9	—

	$14.0	$16.9	$32.6

Interest and other income for fiscal 2008 of $14.0 million was comprised principally of interest income of $20.6 million related to our portfolio of marketable securities and $0.6 million of net realized gains on sales of marketable securities, partially offset by a $6.9 million impairment charge on marketable securities. Interest income decreased primarily due to a decrease in the balance of our marketable securities and a decline in interest rates.

Interest and other income for fiscal 2007 of $16.9 million was comprised principally of interest income of $25.7 million related to our portfolio of marketable securities, partially offset by an $8.1 million impairment charge on marketable securities and $1.6 million of net realized losses on sales of marketable securities.

We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in marketable securities, including the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses were other-than-temporary and recorded impairment charges. The impairment of marketable securities in fiscal 2008 and 2007 included $5.2 million and $6.5 million, respectively, related to shares of common stock in a publicly traded company which were received in connection with the sale of our hard disk drive controller and tape drive controller business.

Income Taxes

Our effective income tax rate for continuing operations was 35% in fiscal 2008, 32% in fiscal 2007 and 39% in fiscal 2006. In fiscal 2008, our effective tax rate continued to benefit from higher income generated by foreign operations, which is taxed at more favorable rates. The annual rate for fiscal 2007 reflected tax benefits associated with the resolution of routine tax examinations and the reversal of tax reserves resulting from the expiration of certain statutes of limitations.

As of April 2, 2007, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

Discontinued Operations

In November 2005, we completed the sale of our hard disk drive controller and tape drive controller business. In connection with this transaction, we recognized a gain on sale before income taxes of $213.4 million.

Income from discontinued operations, net of income taxes, consists of direct revenues and direct expenses of the Discontinued Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the Discontinued Business included in discontinued operations in the consolidated statements of income is as follows:

2006
(In millions)

Net revenues	$94.6

Income from discontinued operations, net of income taxes	$29.8

Gain on sale of discontinued operations, net of income taxes	$131.9

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $376.4 million at March 30, 2008, compared to $543.9 million at April 1, 2007. The decrease in cash, cash equivalents and marketable securities was due primarily to the purchase of our common stock pursuant to our stock repurchase programs, partially offset by cash generated from operations. We believe that existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by continuing operating activities was $211.6 million for fiscal 2008 and $191.1 million for fiscal 2007. Operating cash flow for fiscal 2008 reflects our net income of $96.2 million, net non-cash charges of $76.9 million and a net decrease in the non-cash components of working capital of $38.5 million. The decrease in the non-cash components of working capital was primarily due to a $20.6 million increase in accrued taxes, an $11.4 million decrease in inventories, a $7.3 million increase in accounts payable and a $6.4 million increase in deferred revenue, partially offset by an $8.5 million increase in accounts receivable. The increases in accrued taxes and accounts payable were primarily due to the timing of payment obligations and the increases in accounts receivable and deferred revenue were associated with the expansion of our business. The decrease in inventories was primarily due to our ongoing efforts to improve inventory management and reduce inventory levels.

Cash provided by continuing investing activities was $209.4 million for fiscal 2008 and consisted primarily of net sales and maturities of marketable securities of $239.3 million, partially offset by additions to property and equipment of $30.0 million. Cash used in continuing investing activities was $117.3 million for fiscal 2007 and consisted of net cash outflows of $107.1 million for the acquisition of PathScale and $59.4 million for the acquisition of SilverStorm, including amounts placed in escrow related to acquisitions of $24.0 million, and additions to property and equipment of $31.7 million, partially offset by net sales and maturities of marketable securities of $68.5 million and the receipt of $12.5 million from an escrow account related to the sale of our hard disk drive controller and tape drive controller business.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in continuing financing activities of $337.8 million for fiscal 2008 resulted from our purchase of $352.8 million of common stock under our stock repurchase programs, partially offset by $14.7 million of proceeds from the issuance of common stock under our stock plans and a related $0.3 million tax benefit. Cash used in continuing financing activities of $122.2 million for fiscal 2007 resulted primarily from our purchase of $160.1 million of common stock under our stock repurchase program and the repayment of a $1.6 million line of credit assumed in the SilverStorm acquisition, partially offset by $33.7 million of proceeds from the issuance of common stock under our stock plans and a related $5.8 million tax benefit.

Our marketable securities include $55.9 million of investments in auction rate securities, all of which are rated AA or higher. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of March 30, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. Accordingly, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.

Since fiscal 2003, we have had stock repurchase programs that authorized us to purchase up to an aggregate of $1.25 billion of our outstanding common stock, including a program approved in April 2007 authorizing the repurchase of $300 million of our outstanding common stock and a program approved in November 2007 authorizing the repurchase of an additional $200 million of our outstanding common stock. As of March 30,

2008, we had repurchased a total of 66.6 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.07 billion. During fiscal 2008, we repurchased 24.1 million shares for an aggregate purchase price of $351.5 million, of which $1.7 million was pending settlement as of March 30, 2008. During fiscal 2007, we purchased 9.3 million shares for an aggregate purchase price of $163.1 million, of which $3.0 million was pending settlement as of April 1, 2007.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of March 30, 2008, and their impact on our cash flows in future fiscal years, is as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Operating leases	$5.4	$4.2	$3.2	$2.7	$1.9	$9.4	$26.8
Non-cancelable purchase obligations	59.5	0.2	—	—	—	—	59.7

Total	$64.9	$4.4	$3.2	$2.7	$1.9	$9.4	$86.5

We adopted FIN 48 during the first quarter of fiscal 2008 and the amount of unrecognized tax benefits at March 30, 2008 was $48.2 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

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

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, we provide standard incentive programs to our customers and account for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, we account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, we record provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Royalty and service revenue is recognized when earned and receipt is reasonably assured.

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When more than one element, such as hardware and services, are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements. Such deferred revenue is recognized over the service period or when all elements have been delivered.

We sell certain software products and related post-contract customer support (PCS), and account for these transactions in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. We recognize revenue from software products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to undelivered elements based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If we are unable to determine VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement is deferred and recognized over the service period or when all elements have been delivered.

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

Stock-Based Compensation

We account for stock-based awards in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP) based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, our employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent management believes that recovery is more likely than not, we do not establish a valuation allowance against our deferred tax assets. An adjustment to income would occur if we determine that we are able to realize a different amount of our deferred tax assets than currently expected.

Marketable Securities and Investments

We invest primarily in marketable debt securities. We also hold shares of common stock in a publicly-traded company, which were received in connection with the sale of our hard disk drive controller and tape drive controller business in November 2005. All of our marketable securities are classified as available for sale and are recorded at fair value, primarily based on quoted market prices. Due to the recent failures in the auction rate securities market, quoted market prices were not available for these assets as of March 30, 2008. Accordingly, such securities were valued based on an income approach using an estimate of future cash flows.

Our available-for-sale marketable securities are classified in our consolidated balance sheets based on the nature of the security and the availability for use in current operations. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income until realized.

We recognize an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. Various factors are considered in determining whether to recognize an impairment charge, including the financial condition and near term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.

Realized gains or losses and other-than-temporary declines in the fair value of marketable securities are determined on a specific identification basis and reported in interest and other income, net, as incurred.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We write down the carrying value of our inventory to estimated net realizable value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. These assumptions are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our current products, expected future products and other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. Once we write down the carrying value of inventory, a new cost basis is established. Subsequent changes in facts and circumstances do not result in an increase in the newly established cost basis.

Goodwill and Other Intangible Assets

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

Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Estimating future net cash flows and determining proper asset groupings for the purpose of this impairment test requires the use of significant management judgment. If our actual results, or estimates used in future impairment analyses, are lower than our current estimates, we could incur impairment charges.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February

2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We have not determined the impact SFAS No. 157 will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would therefore apply to us beginning in fiscal 2010.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2008, the carrying value of our cash and cash equivalents approximates fair value.

We maintain a portfolio of marketable securities consisting primarily of marketable debt securities, including government securities, corporate bonds, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.

In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. We also hold shares of common stock of Marvell that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. In addition, our portfolio of marketable securities includes $55.9 million of investments in auction rate securities, all of which are rated AA or higher.

There is currently significant turmoil in the credit market, including the impact to the value and liquidity of auction rate securities. As of March 30, 2008, our investment portfolio includes $24.1 million of auction rate debt securities and $31.8 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of March 30, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. Accordingly, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.

Our asset and mortgage backed securities totaled $35.8 million as of March 30, 2008 and consisted primarily of high quality investments insured by the federal government under Freddie Mac and Fannie Mae programs.

All of our marketable securities are classified as available for sale. As of March 30, 2008, we had gross unrealized losses of $6.4 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other than temporary and incur realized losses, which could adversely affect our financial condition or results of operations.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of March 30, 2008 and April 1, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 30, 2008 and April 1, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in fiscal 2008 and stock-based compensation in fiscal 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 22, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Costa Mesa, California
May 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
QLogic Corporation:

We have audited QLogic Corporation’s internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of March 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of March 30, 2008 and April 1, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 30, 2008, and our report dated May 22, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Costa Mesa, California
May 22, 2008

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
March 30, 2008 and April 1, 2007

	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$160,009	$76,804
Short-term marketable securities	160,497	467,118
Accounts receivable, less allowance for doubtful accounts of $1,176 and $1,075 as of March 30, 2008 and April 1, 2007, respectively	81,642	73,538
Inventories	27,520	38,935
Deferred tax assets	32,227	27,866
Other current assets	8,925	12,892

Total current assets	470,820	697,153
Long-term marketable securities	55,903	—
Property and equipment, net	93,726	90,913
Goodwill	127,409	102,910
Purchased intangible assets, net	34,652	55,093
Deferred tax assets	25,870	49
Other assets	2,586	25,241

	$810,966	$971,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,643	$29,280
Accrued compensation	31,120	34,483
Accrued taxes	5,262	15,729
Deferred revenue	8,693	4,669
Other current liabilities	5,952	7,674

Total current liabilities	86,670	91,835
Accrued taxes	48,163	—
Other liabilities	10,217	4,993

Total liabilities	145,050	96,828

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 199,652,000 and 197,907,000 shares issued at March 30, 2008 and April 1, 2007, respectively	200	198
Additional paid-in capital	657,893	608,515
Retained earnings	1,084,938	988,728
Accumulated other comprehensive income (loss)	(2,530)	169
Treasury stock, at cost: 66,638,000 and 42,490,000 shares at March 30, 2008 and April 1, 2007, respectively	(1,074,585)	(723,079)

Total stockholders’ equity	665,916	874,531

	$810,966	$971,359

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 30, 2008, April 1, 2007 and April 2, 2006

	2008	2007	2006
	(In thousands, except per
	share amounts)

Net revenues	$597,866	$586,697	$494,077
Cost of revenues	205,959	191,982	144,246

Gross profit	391,907	394,715	349,831

Operating expenses:
Engineering and development	134,668	135,315	89,753
Sales and marketing	84,166	86,731	64,416
General and administrative	34,049	31,044	17,295
Special charges	5,328	—	—
Purchased in-process research and development	—	3,710	10,510

Total operating expenses	258,211	256,800	181,974

Operating income	133,696	137,915	167,857
Interest and other income, net	14,024	16,872	32,627

Income from continuing operations before income taxes	147,720	154,787	200,484
Income taxes	51,510	49,369	78,653

Income from continuing operations	96,210	105,418	121,831

Discontinued operations:
Income from operations, net of income taxes	—	—	29,816
Gain on sale, net of income taxes	—	—	131,941

Income from discontinued operations	—	—	161,757

Net income	$96,210	$105,418	$283,588

Income from continuing operations per share:
Basic	$0.68	$0.66	$0.71

Diluted	$0.67	$0.66	$0.70

Income from discontinued operations per share:
Basic	$—	$—	$0.95

Diluted	$—	$—	$0.93

Net income per share:
Basic	$0.68	$0.66	$1.66

Diluted	$0.67	$0.66	$1.63

Number of shares used in per share calculations:
Basic	142,167	159,081	171,250

Diluted	142,901	160,680	173,467

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 30, 2008, April 1, 2007 and April 2, 2006

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
				(In thousands)

Balance at April 3, 2005	184,417	$193	$504,663	$599,722	$(3,394)	$(145,001)	$956,183
Net income	—	—	—	283,588	—	—	283,588
Change in unrealized gains and losses on marketable securities, net of tax	—	—	—	—	1,595	—	1,595

Comprehensive income							285,183
Issuance of common stock under stock plans (including tax benefit of $5,055)	2,488	2	32,985	—	—	—	32,987
Purchase of treasury stock	(24,813)	—	—	—	—	(414,999)	(414,999)

Balance at April 2, 2006	162,092	195	537,648	883,310	(1,799)	(560,000)	859,354
Net income	—	—	—	105,418	—	—	105,418
Change in unrealized gains and losses on marketable securities, net of tax	—	—	—	—	1,968	—	1,968

Comprehensive income							107,386
Issuance of common stock under stock plans (including tax benefit of $5,816)	2,578	3	39,516	—	—	—	39,519
Stock-based compensation expense related to stock options, restricted stock units and employee stock purchases	—	—	30,279	—	—	—	30,279
Common stock issued related to business acquisitions	40	—	1,072	—	—	—	1,072
Purchase of treasury stock	(9,293)	—	—	—	—	(163,079)	(163,079)

Balance at April 1, 2007	155,417	198	608,515	988,728	169	(723,079)	874,531
Net income	—	—	—	96,210	—	—	96,210
Change in unrealized gains and losses on marketable securities, net of tax	—	—	—	—	(2,699)	—	(2,699)

Comprehensive income							93,511
Issuance of common stock under stock plans (including tax benefit of $288)	1,591	2	14,982	—	—	—	14,984
Stock-based compensation expense related to stock options, restricted stock units and employee stock purchases	—	—	31,764	—	—	—	31,764
Common stock issued related to business acquisitions	154	—	2,632	—	—	—	2,632
Purchase of treasury stock	(24,148)	—	—	—	—	(351,506)	(351,506)

Balance at March 30, 2008	133,014	$200	$657,893	$1,084,938	$(2,530)	$(1,074,585)	$665,916

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 30, 2008, April 1, 2007 and April 2, 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$96,210	$105,418	$283,588
Income from discontinued operations, net of income taxes	—	—	(29,816)
Gain on sale of discontinued operations, net of income taxes	—	—	(131,941)

Income from continuing operations	96,210	105,418	121,831
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	30,857	27,554	17,697
Stock-based compensation	31,764	30,279	175
Acquisition-related:
Amortization of purchased intangible assets	16,725	12,940	201
Stock-based compensation	1,209	9,092	530
Purchased in-process research and development	—	3,710	10,510
Deferred income taxes	(14,549)	(4,154)	(4,480)
Impairment of marketable securities	6,867	8,094	—
Provision for losses on accounts receivable	399	30	(54)
Loss on disposal of property and equipment	1,328	214	168
Impairment of intangible assets	2,338	—	—
Tax benefit from issuance of stock under stock plans	—	—	5,055
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,503)	(2,275)	(12,825)
Inventories	11,415	2,771	(16,230)
Other assets	3,593	(1,906)	(5,840)
Accounts payable	7,282	(7,401)	11,877
Accrued compensation	(1,940)	2,264	3,263
Accrued taxes	20,635	2,809	(1,205)
Deferred revenue	6,412	3,706	2,166
Other liabilities	(453)	(2,076)	(291)

Net cash provided by continuing operating activities	211,589	191,069	132,548

Cash flows from investing activities:
Purchases of marketable securities	(185,707)	(298,220)	(946,087)
Sales and maturities of marketable securities	425,033	366,677	1,101,680
Additions to property and equipment	(30,001)	(31,708)	(28,295)
Acquisition of businesses, net of cash acquired	67	(142,521)	(35,210)
Restricted cash placed in escrow	—	(24,000)	(12,000)
Restricted cash received from escrow	—	12,508	—

Net cash provided by (used in) continuing investing activities	209,392	(117,264)	80,088

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	14,696	33,703	27,757
Tax benefit from issuance of stock under stock plans	288	5,816	—
Payoff of line of credit assumed in acquisition	—	(1,632)	—
Purchase of treasury stock	(352,760)	(160,080)	(414,999)

Net cash used in continuing financing activities	(337,776)	(122,193)	(387,242)

Net cash provided by (used in) continuing operations	83,205	(48,388)	(174,606)

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(47,182)
Net cash provided by investing activities, including proceeds from sale	—	—	181,336

Net cash provided by discontinued operations	—	—	134,154

Net increase (decrease) in cash and cash equivalents	83,205	(48,388)	(40,452)
Cash and cash equivalents at beginning of year	76,804	125,192	165,644

Cash and cash equivalents at end of year	$160,009	$76,804	$125,192

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$41,475	$47,552	$180,641

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) is a supplier of high performance storage networking solutions and network infrastructure solutions, which are sold primarily to original equipment manufacturers (OEMs) and distributors. The Company produces Fibre Channel and Internet Small Computer Systems Interface (iSCSI) host bus adapters (HBAs); and InfiniBand® host channel adapters (HCAs). The Company is also a supplier of Fibre Channel switches, including core, blade and stackable switches; InfiniBand switches, including edge fabric switches and multi-protocol fabric directors; and storage routers for bridging Fibre Channel and iSCSI networks. In addition, the Company supplies enclosure management and baseboard management products. All of these solutions address the storage area network or server fabric connectivity infrastructure requirements of small, medium and large enterprises. The Company’s products based on Infiniband technology are designed for the emerging high performance computing environments.

Principles of Consolidation and Financial Reporting Period

The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2008, 2007 and 2006 each comprised fifty-two weeks and ended on March 30, 2008, April 1, 2007 and April 2, 2006, respectively.

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

Certain immaterial reclassifications have been made to prior year amounts to conform to the current year presentation in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation expense, income taxes, marketable securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all sales, the Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the product. However, certain of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, the Company provides standard incentive programs to its customers and accounts for such programs in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Accordingly, the Company accounts for its competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, the Company records provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Royalty and service revenue is recognized when earned and receipt is reasonably assured.

For those sales that include multiple deliverables, the Company allocates revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When more than one element, such as hardware and services, are contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements. Such deferred revenue is recognized over the service period or when all elements have been delivered.

The Company sells certain software products and related post-contract customer support (PCS), and accounts for these transactions in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue from software products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to undelivered elements based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If the Company is unable to determine VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement is deferred and recognized over the service period or when all elements have been delivered.

Research and Development

Research and development costs, including costs related to the development of new products and process technology as well as purchased in-process technology, are expensed as incurred.

Advertising Costs

The Company expenses all advertising costs as incurred, and the amounts were not material to the accompanying consolidated statements of income for all periods presented.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. As of April 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, income tax positions should be recognized in the first reporting period that the tax position meets the recognition threshold. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. Differences between actual results and the Company’s assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent management believes that recovery is more likely than not, the Company does not establish a valuation allowance.

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

The Company invests primarily in marketable debt securities, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. A portion of the Company’s portfolio of marketable securities includes certain auction rate debt and preferred securities, all of which are rated AA or higher. During late fiscal 2008, auctions for these securities began to fail and the Company was unable to sell these securities on the related auction date. Accordingly, the Company may be unable to liquidate some or all of its auction rate securities should it need or desire to access the funds invested in those securities.

The Company sells its products to OEMs and distributors throughout the world. As of March 30, 2008 and April 1, 2007, the Company had four customers which individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers and workstations, accounted for an aggregate of 77% and 66% of the Company’s accounts receivable at March 30, 2008 and April 1, 2007, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Marketable Securities and Investments

The Company’s marketable securities are invested primarily in debt securities. The Company also holds shares of common stock in a publicly-traded company, which were received in connection with the sale of its hard disk drive controller and tape drive controller business (see Note 3). All of the Company’s marketable securities are classified as available for sale and are recorded at fair value, primarily based on quoted market prices. Due to the recent failures in the auction rate securities market, quoted market prices were not available for these assets as of March 30, 2008. Accordingly, such securities were valued based on an income approach using an estimate of future cash flows. The Company’s available-for-sale marketable securities are classified in the accompanying consolidated balance sheets based on the nature of the security and the availability for use in current operations. Unrealized gains and losses, net of related income taxes, are excluded from earnings and reported as a separate component of other comprehensive income until realized.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company writes down the carrying value of inventory to estimated net realizable value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. Once the Company writes down the carrying value of inventory, a new cost basis is established. Subsequent changes in facts and circumstances do not result in an increase in the newly established cost basis.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter and utilizes the two-step process. During the annual goodwill impairment test in fiscal 2008, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.

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

Warranty

The Company’s products typically carry a warranty for periods of up to five years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. Warranty expense and the corresponding liability were not material to the accompanying consolidated financial statements for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income (loss) consists primarily of unrealized gains (losses) on available-for-sale securities, net of income taxes.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries that operate where the functional currency is the local currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts are

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translated at average exchange rates during the period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) related to translation adjustments was not material to the accompanying consolidated financial statements for all periods presented. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in interest and other income, net, in the accompanying consolidated statements of income and were not material for all periods presented.

Stock-Based Compensation

Effective April 3, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) based on estimated fair values on the date of grant. The Company adopted SFAS No. 123R using the modified prospective transition method and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized beginning in fiscal 2007 includes: (1) amortization related to the remaining unvested portion of stock-based awards granted prior to the adoption of SFAS No. 123R based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 in effect at the time of grant; and (2) amortization related to stock-based awards granted subsequent to the adoption date based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

SFAS No. 123R requires the value of the portion of the award that is ultimately expected to vest to be recognized as expense over the requisite service period in the Company’s consolidated financial statements. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, the Company uses a combination of both historical volatility, calculated based on the daily closing prices of the Company’s common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on the Company’s common stock.

Prior to the adoption of SFAS No. 123R in fiscal 2007, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” which provided that compensation expense for the Company’s stock-based employee compensation plans be measured based on the intrinsic value of stock options granted. The Company recognized this compensation expense in its consolidated statements of income using the straight-line method over the vesting period for fixed awards. The Company did not recognize compensation expense on stock issued to employees under its employee stock purchase plan as the discount from market value was not material.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2008. The Company has not determined the impact SFAS No. 157 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would apply to the Company beginning in fiscal 2010.

Note 2.	Business Combinations

SilverStorm Technologies

In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.6 million, including $59.1 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. SilverStorm provided end-to-end, high-performance interconnect fabric solutions for cluster and grid computing networks. The acquisition of SilverStorm expanded the Company’s portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors. The acquisition agreement required that $9.0 million of the consideration paid be placed into escrow for 15 months in connection with certain standard representations and warranties. As of the acquisition date, the Company accounted for the escrowed amount as contingent consideration and, as such, did not record it as a component of the initial purchase price as the outcome of the related contingencies was not determinable beyond a reasonable doubt. The escrow expired in February 2008 and the Company recorded $8.7 million of the contingent consideration as additional purchase price and allocated it to goodwill.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition has been accounted for as a purchase business combination. Based on a preliminary purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development (IPR&D), based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired, including the $8.7 million of contingent consideration:

(In thousands)

Cash	$538
Accounts receivable	3,455
Inventories	2,109
Property and equipment	430
Goodwill	41,956
Identifiable intangible assets	24,800
Other assets	134
Accounts payable and accrued expenses	(4,355)
Line of credit	(1,632)
Deferred tax liabilities	(9,636)
In-process research and development	1,800

Total purchase price allocation	$59,599

A summary of the purchased intangible assets acquired as part of the acquisition of SilverStorm and their respective estimated lives are as follows:

	Weighted
	Average
	Useful Lives
	(Years)	Amount
	(Dollars in thousands)

Intangible Assets:
Core/developed technology	5	$14,600
Customer relationships	3	9,700
Other	2.5	500

		$24,800

The Company is in the process of finalizing its determination of the net operating loss carryforwards and other tax benefits available from the acquisition and expects to complete this analysis in fiscal 2009, which may result in certain adjustments to goodwill.

The results of operations for SilverStorm have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for SilverStorm are not material in relation to the consolidated financial statements of the Company.

PathScale

In April 2006, the Company acquired PathScale, Inc. (PathScale) by merger. PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded the Company’s portfolio to include InfiniBand solutions. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15.0 million of the consideration paid be placed into escrow for 18 months in connection with certain standard representations and warranties. As of the acquisition date, the Company accounted for the escrowed amount as contingent consideration and, as such, did not record it as a component of the initial purchase price as the outcome of the related contingencies was not determinable beyond a reasonable doubt. The escrow expired in October 2007 and the Company recorded the entire $15.0 million of the contingent consideration as additional purchase price and allocated it to goodwill. Also during fiscal 2008, the Company finalized its determination of the net operating loss carryforwards and other tax benefits available from the acquisition resulting in a decrease in deferred tax assets of $0.9 million and a corresponding increase in goodwill.

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

The acquisition has been accounted for as a purchase business combination. Based on the purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as IPR&D, based on their respective fair values at the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

(In thousands)

Cash	$3,096
Accounts receivable	267
Other current assets	801
Property and equipment	1,315
Deferred tax asset	5,858
Goodwill	68,717
Identifiable intangible assets	30,100
Other assets	255
Accrued compensation	(412)
Other current liabilities	(1,109)
In-process research and development	1,600

Total purchase price allocation	$110,488

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

		$30,100

The Company also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $2.0 and $7.5 million of compensation expense during the years ended March 30, 2008 and April 1, 2007, respectively, and could recognize up to $1.6 million of additional compensation expense through April 2010. During the year ended March 30, 2008, the Company issued 154,000 shares of common stock valued at $2.6 million under this performance plan.

The results of operations for PathScale have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for PathScale are not material in relation to the consolidated financial statements of the Company.

Troika Networks

In November 2005, the Company completed the purchase of substantially all of the assets of Troika Networks, Inc. (Troika) for $36.5 million in cash and the assumption of certain liabilities. The acquisition has been accounted for as a purchase business combination. The assets acquired included intellectual property (including patents and trademarks), inventory and property and equipment. Troika developed, marketed and sold a storage services platform that hosted third-party software solutions. The acquisition of Troika expanded the Company’s product line and, through the acquired intellectual property, enhanced certain of the Company’s existing products. The consideration paid in excess of the fair market value of the tangible net assets acquired totaled $34.8 million. Based on a preliminary purchase price allocation in fiscal 2006, the Company had recorded goodwill of $20.7 million and core technology of $3.6 million and recognized a charge of $10.5 million for IPR&D. During fiscal 2007, the Company finalized its valuation of the intangible assets acquired resulting in an increase in core technology of $7.7 million, an increase in IPR&D of $0.3 million and a corresponding decrease in goodwill of $8.0 million. As this acquisition was an asset purchase, the goodwill resulting from this acquisition will be tax deductible.

The Company also entered into a performance plan with certain former Troika employees upon employment with QLogic. The performance plan provided for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. The Company recognized $1.6 million and $0.5 million of compensation expense during the years ended April 1, 2007 and April 2, 2006, respectively, related to the stock-based performance plan. During fiscal 2008, the Company determined that the criteria for payment to the former Troika employees would not be met and reversed the previously accrued stock-based compensation that would not be paid. As a result of this adjustment, the Company recognized a net reversal of expense of $0.8 million during the year ended March 30, 2008 related to the stock-based performance plan. During the year ended April 1, 2007, the Company issued 40,000 shares of common stock valued at $0.8 million under this performance plan. No shares were issued under this plan in fiscal 2008.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations for Troika have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for Troika are not material in relation to the consolidated financial statements of the Company.

In August 2007, the Company reevaluated the use of the intellectual property acquired from Troika. As a result, the Company suspended internal development of the underlying acquired technology and entered into a nonexclusive license of the technology with a third party. In addition, the Company sold all of the related inventory and equipment to the licensee.

Revenue generated by the nonexclusive license did not meet the Company’s expectations during the fourth quarter of fiscal 2008. As a result, the Company re-evaluated the carrying amount of intangible assets previously acquired from Troika and, based on revised forecasts, determined that the carrying amount exceeded the estimated future undiscounted cash flows expected to be generated by these assets. Accordingly, the Company recorded a non-cash impairment charge of $2.3 million to write down the carrying value of the core technology to its estimated fair value. This impairment charge is included in cost of revenues in the accompanying 2008 consolidated statement of income.

Purchased In-Process Research and Development

The Company recorded IPR&D charges of $3.7 million and $10.5 million during fiscal 2007 and 2006, respectively. There were no charges for IPR&D in fiscal 2008. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. As of March 30, 2008, all IPR&D projects were complete.

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

In November 2005, the Company completed the sale of its hard disk drive controller and tape drive controller business to Marvell Technology Group Ltd. (Marvell) for cash and 1,961,000 shares of Marvell’s common stock, adjusted for a two-for-one stock split in July 2006. The Company received $184.0 million in cash, including a $4.0 million purchase price adjustment due to inventory levels on the date of closing, as specified in the agreement. The number of shares of Marvell’s common stock received by the Company was calculated based on $45.0 million, as specified in the agreement, divided by the average closing price of Marvell common stock for the ten days ending the day before the closing date. The shares received by the Company were valued at $47.0 million based upon the market price of the shares received on the closing date. During the year ended April 2, 2006, the Company sold

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,051,000 shares of the Marvell common stock received in the transaction and recognized a gain of $8.5 million which is included in interest and other income, net, in the accompanying 2006 consolidated statement of income. The remaining shares are accounted for as available-for-sale marketable securities and are included in short-term marketable securities in the accompanying consolidated balance sheets. As specified in the agreement, the assets sold to Marvell consisted primarily of intellectual property, inventories and property and equipment.

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

2006
(In thousands)

Net revenues	$94,632

Income from operations before income taxes	$48,234
Income taxes	18,418

Income from operations, net of income taxes	$29,816

Gain on sale before income taxes	$213,443
Income taxes	81,502

Gain on sale, net of income taxes	$131,941

There were no assets or liabilities related to discontinued operations as of March 30, 2008 or April 1, 2007.

Note 4.	Income per Share

The following table sets forth the computation of basic and diluted income per share from continuing operations:

	2008	2007	2006
	(In thousands, except per share amounts)

Income from continuing operations	$96,210	$105,418	$121,831

Shares:
Weighted-average shares outstanding — basic	142,167	159,081	171,250
Dilutive potential common shares, using treasury stock method	734	1,599	2,217

Weighted-average shares outstanding — diluted	142,901	160,680	173,467

Income from continuing operations per share:
Basic	$0.68	$0.66	$0.71

Diluted	$0.67	$0.66	$0.70

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based awards, including stock options and restricted stock units, representing 24,490,000, 19,118,000 and 16,319,000 shares of common stock have been excluded from the diluted income per share calculations for fiscal 2008, 2007 and 2006, respectively. These stock-based awards have been excluded from the diluted income per share calculations because their effect would have been anti-dilutive. Contingently issuable shares of the Company’s common stock pursuant to the performance plans associated with certain acquisitions are included, as appropriate, in the computation of diluted income per share as of the beginning of the period in which the respective performance conditions are met.

Note 5.	Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

March 30, 2008
Corporate bonds	$68,234	$635	$(168)	$68,701
U.S. Government securities	40,242	964	—	41,206
Asset and mortgage backed securities	35,373	490	(28)	35,835
Auction rate debt securities	25,640	—	(1,582)	24,058
Municipal bonds	4,548	67	—	4,615

Total debt securities	174,037	2,156	(1,778)	174,415
Auction rate preferred securities	36,425	—	(4,580)	31,845
Publicly-traded common stock (see Note 3)	10,140	—	—	10,140

Total available-for-sale securities	$220,602	$2,156	$(6,358)	$216,400

April 1, 2007
Corporate bonds	$190,351	$88	$—	$190,439
U.S. Government securities	127,677	151	—	127,828
Asset and mortgage backed securities	49,875	85	—	49,960
Auction rate debt securities	23,439	—	—	23,439
Other debt securities	10,141	—	—	10,141

Total debt securities	401,483	324	—	401,807
Auction rate preferred securities	50,014	—	—	50,014
Publicly-traded common stock (see Note 3)	15,297	—	—	15,297

Total available-for-sale securities	$466,794	$324	$—	$467,118

The Company’s marketable securities include investments in auction rate securities, all of which are rated AA or higher. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including several auctions for the Company’s auction rate securities. The underlying assets for the auction rate debt securities in the Company’s portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of the Company’s auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of March 30, 2008. Management believes that the gross unrealized losses associated with the auction rate securities in the Company’s portfolio are primarily due to the current liquidity issues in the auction rate securities market. The Company may be unable to liquidate some or all of

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its auction rate securities in the near term and, accordingly, has classified its auction rate debt and preferred securities as long-term as of March 30, 2008.

The amortized cost and estimated fair value of debt securities as of March 30, 2008, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Excluding auction rate debt securities, these debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$7,910	$7,888
Due after one year through three years	92,776	94,119
Due after three years through five years	11,900	12,077
Due after five years	61,451	60,331

	$174,037	$174,415

As of March 30, 2008 and April 1, 2007, the fair value of certain of the Company’s marketable securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that a portion of the unrealized losses were other-than-temporary and recorded impairment charges of $6.9 million and $8.1 million during the years ended March 30, 2008 and April 1, 2007, respectively, which are included in interest and other income, net, in the accompanying consolidated statements of income. The Company determined that the remaining unrealized losses are temporary in nature and recorded them as a component of other comprehensive income (loss).

The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 30, 2008. There were no unrealized losses in the Company’s portfolio of marketable securities at April 1, 2007.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

March 30, 2008
Corporate bonds	$25,510	$(168)	$—	$—	$25,510	$(168)
Asset and mortgage backed securities	6,927	(28)	—	—	6,927	(28)
Auction rate debt securities	23,899	(1,582)	—	—	23,899	(1,582)
Auction rate preferred securities	26,545	(4,580)	—	—	26,545	(4,580)

Total	$82,881	$(6,358)	$—	$—	$82,881	$(6,358)

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Inventories

Components of inventories are as follows:

	2008	2007
	(In thousands)

Raw materials	$7,403	$5,937
Finished goods	20,117	32,998

	$27,520	$38,935

Note 7.	Property and Equipment

Components of property and equipment are as follows:

	2008	2007
	(In thousands)

Land	$11,663	$11,663
Buildings and improvements	37,240	31,370
Production and test equipment	140,812	124,890
Furniture and fixtures	7,849	7,349

	197,564	175,272
Less accumulated depreciation and amortization	103,838	84,359

	$93,726	$90,913

Note 8.	Goodwill and Purchased Intangible Assets

Goodwill

A rollforward of the activity in goodwill (see Note 2) during the year ended March 30, 2008 is as follows:

	April 1,		March 30,
	2007	Activity	2008
	(In thousands)

Acquisition
PathScale	$52,826	$15,891	$68,717
SilverStorm	33,348	8,608	41,956
Troika	12,662	—	12,662
Other	4,074	—	4,074

	$102,910	$24,499	$127,409

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Intangible Assets

Purchased intangible assets consist of the following:

	March 30, 2008			April 1, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$43,700	$15,737	$27,963	$54,300	$11,138	$43,162
Customer relationships	9,700	4,580	5,120	10,400	1,581	8,819
Other	775	439	336	1,400	322	1,078

	54,175	20,756	33,419	66,100	13,041	53,059
Other purchased intangibles:
Technology-related	2,596	1,363	1,233	2,596	562	2,034

	$56,771	$22,119	$34,652	$68,696	$13,603	$55,093

The decrease in the gross carrying value of acquisition-related intangible assets relates primarily to the impairment of intangible assets acquired in the Troika acquisition (see Note 2).

A summary of the amortization expense, by classification, included in the accompanying consolidated statements of income is as follows:

	2008	2007	2006
	(In thousands)

Cost of revenues	$13,668	$13,087	$738
Engineering and development	314	267	—
Sales and marketing	3,544	2,692	667

	$17,526	$16,046	$1,405

The following table presents the estimated future amortization expense of purchased intangible assets as of March 30, 2008:

Fiscal
(In thousands)

2009	$15,806
2010	9,761
2011	7,382
2012	1,703

$34,652

Note 9.	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of March 30, 2008 and April 1, 2007, the Company had 199.7 million and 197.9 million shares of common stock issued, respectively. At March 30, 2008, 36.6 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards, of which up to 2.5 million shares were reserved for issuance in connection with restricted stock units and acquisition-

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related performance milestone plans, and 2.0 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.25 billion of the Company’s outstanding common stock. During the year ended March 30, 2008, the Company purchased 24.1 million shares of its common stock for an aggregate purchase price of $351.5 million, of which $1.7 million was pending settlement at March 30, 2008 and is included in other current liabilities in the accompanying 2008 consolidated balance sheet. During the year ended April 1, 2007, the Company purchased 9.3 million shares of its common stock for an aggregate purchase price of $163.1 million, of which $3.0 million was pending settlement and is included in other current liabilities in the accompanying 2007 consolidated balance sheet. As of March 30, 2008, the Company had purchased a total of 66.6 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.07 billion.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 10.	Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of March 30, 2008 and April 1, 2007, ESPP participant contributions of $1.0 million were included in other current liabilities in the accompanying consolidated balance sheets. The total number of shares issued under the ESPP was 501,000, 405,000 and 430,000 during fiscal 2008, 2007 and 2006, respectively.

Stock Incentive Compensation Plans

The Company may grant stock-based awards to employees and directors under the QLogic 2005 Performance Incentive Plan (the 2005 Plan). Prior to the adoption of the 2005 Plan in August 2005, the Company granted options to purchase shares of the Company’s common stock to employees and directors under certain predecessor stock plans. Additionally, the Company has assumed stock options as part of acquisitions.

The 2005 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock units and other stock-based incentive awards for employees. The 2005 Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. In general, stock options granted to employees have ten-year terms and vest over four years from the date of grant.

During fiscal 2008 and 2007, the Company granted restricted stock units to employees under the 2005 Plan. Restricted stock units represent a right to receive a share of stock at a future vesting date with no cash payment from the holder. In general, restricted stock units vest over four years from the date of grant for employees.

Under the terms of the 2005 Plan, as amended, new non-employee directors receive an option grant, with an exercise price equal to the fair market value at the date of grant, to purchase 50,000 shares of common stock of the Company upon election to the Board. The 2005 Plan provides for annual grants to each non-employee director (other than the Chairman of the Board) of options to purchase 16,000 shares of common stock and 3,000 restricted

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock units and annual grants of options to purchase 50,000 shares of common stock and 8,000 restricted stock units to any non-employee Chairman of the Board. All stock options and restricted stock units granted to non-employee directors have ten-year terms and vest over three years from the date of grant.

In connection with the acquisition of PathScale in fiscal 2007, the Company assumed options subject to the terms of the original PathScale equity plan. These options have ten-year terms from the original grant date and generally vest over four years from the date of grant.

The Company also entered into stock-based performance plans in connection with the acquisitions of PathScale and Troika (see Note 2).

As of March 30, 2008, options to purchase 26.1 million shares of common stock and 1.3 million restricted stock units were held by employees and directors. Shares available for future grant were 9.3 million under the 2005 Plan as of March 30, 2008. No further awards can be granted under any other plans.

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at April 2, 2006	24,854	$20.90
Options assumed as part of acquisition	308	3.00
Granted	4,512	18.50
Exercised	(2,173)	12.64
Forfeited (cancelled pre-vesting)	(884)	15.73
Expired (cancelled post-vesting)	(490)	27.44

Outstanding at April 1, 2007	26,127	21.01
Granted	4,027	16.24
Exercised	(954)	10.32
Forfeited (cancelled pre-vesting)	(2,054)	16.91
Expired (cancelled post-vesting)	(1,067)	22.36

Outstanding at March 30, 2008	26,079	$20.94	5.5	$11,429

Vested and expected to vest at March 30, 2008	25,206	$21.09	5.4	$11,141

Exercisable at March 30, 2008	19,645	$22.36	4.6	$9,023

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding and unvested at April 2, 2006	—	$—
Granted	968	18.82
Vested	—	—
Forfeited	(29)	18.09

Outstanding and unvested at April 1, 2007	939	18.84
Granted	842	16.52
Vested(a)	(214)	18.79
Forfeited	(294)	17.72

Outstanding and unvested at March 30, 2008	1,273	$17.57

(a)	During fiscal 2008, the Company issued 136,000 shares of common stock in connection with the vesting of restricted stock units during the year. The difference between the number of shares vested and issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Stock-Based Compensation Expense

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded under SFAS No. 123R by functional line item in the accompanying consolidated statements of income is as follows:

	2008	2007
	(In thousands)

Cost of revenues	$2,128	$1,897
Engineering and development	14,531	11,190
Sales and marketing	6,255	8,155
General and administrative	8,850	9,037

	$31,764	$30,279

Stock-based compensation expense related to acquisitions of $1.2 million and $9.1 million for fiscal 2008 and 2007, respectively, is excluded from the above table. During fiscal 2006, the Company recorded stock-based compensation expense of $0.5 million related to acquisitions.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2008		2007
	Stock	Employee Stock	Stock	Employee Stock
	Options	Purchase Plan	Options	Purchase Plan

Fair value	$6.43	$3.39	$8.31	$4.09
Expected volatility	38%	35%	46%	29%
Risk-free interest rate	4.7%	4.0%	4.9%	5.0%
Expected life (years)	5.1	0.25	5.0	0.25
Dividend yield	—	—	—	—

Restricted stock units granted were valued based on the closing market price on the date of grant.

Stock-based compensation expense for stock options, restricted stock units and employee stock purchases recognized under the provisions of SFAS No. 123R for fiscal 2008 and 2007 was $31.8 million ($26.4 million after income taxes) and $30.3 million ($24.7 million after income taxes), respectively. Stock-based compensation costs capitalized as part of the cost of assets for fiscal 2008 and 2007 were not material.

As of March 30, 2008, there was $58.6 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted average period of 2.5 years.

During the years ended March 30, 2008 and April 1, 2007, the grant date fair value of options vested totaled $26.2 million and $22.9 million, respectively. The intrinsic value of options exercised during the years ended March 30, 2008 and April 1, 2007 totaled $5.7 million and $17.9 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The fair value of restricted stock units vested during the year ended March 30, 2008 totaled $3.4 million. No restricted stock units vested during the year ended April 1, 2007.

The Company currently issues new shares to deliver common stock under its stock-based award plans.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method in accordance with APB No. 25, and related interpretations, and adopted the disclosure only alternative allowed under SFAS No. 123, as amended.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock-based awards granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following table shows pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the year ended April 2, 2006:

(In thousands, except
per share amounts)

Net income, as reported	$283,588
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	105
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,477)

Pro forma net income	$252,216

Net income per share:
Basic, as reported	$1.66
Diluted, as reported	$1.63
Basic, pro forma	$1.47
Diluted, pro forma	$1.45

The fair value of the stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions for the year ended April 2, 2006 are as follows:

	Stock	Employee Stock
	Options	Purchase Plan

Fair value	$6.35	$3.54
Expected volatility	46%	34%
Risk-free interest rate	4.3%	3.2%
Expected life (years)	4.0	0.25
Dividend yield	—	—

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

The primary purpose of the acceleration was to enable the Company to avoid recognizing non-cash compensation expense associated with these options in future periods in its consolidated financial statements, upon adoption of SFAS No. 123R during fiscal 2007. Additionally, the Company believes that these options have limited economic value and would not provide sufficient retentive value when compared to the future stock option compensation expense. The Company estimated that the non-cash compensation expense associated with these options would have totaled approximately $9.4 million through 2008 if the acceleration had not occurred.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Employee Retirement Savings Plan

The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $2.8 million, $2.7 million and $2.1 million in fiscal 2008, 2007 and 2006, respectively.

Note 12.	Special Charges

During the year ended March 30, 2008, the Company recorded special charges totaling $5.3 million related to workforce reductions and the consolidation and elimination of certain activities, principally related to certain engineering functions. The special charges consisted of $5.0 million for exit costs and $0.3 million for asset impairments. The exit costs include the costs associated with workforce reductions and were based on estimates of the cost of severance benefits for the affected employees. Exit costs also include the estimated costs associated with the cancellation of a contract and the consolidation of certain facilities.

Activity and liability balances for the exit costs for the year ended March 30, 2008 are as follows:

		Contract
	Workforce	Cancellation
	Reductions	and Other	Total
	(In thousands)

Charged to costs and expenses	$3,761	$1,235	$4,996
Cash payments	(3,202)	(742)	(3,944)
Non-cash adjustments	—	60	60

Balance as of March 30, 2008	$559	$553	$1,112

The unpaid exit costs are expected to be paid over the terms of the related agreements, principally during fiscal 2009.

Note 13.	Interest and Other Income, net

Components of interest and other income, net, are as follows:

	2008	2007	2006
	(In thousands)

Interest income	$20,590	$25,713	$25,818
Gain on sales of marketable securities	804	191	8,766
Loss on sales of marketable securities	(197)	(1,853)	(1,952)
Impairment of marketable securities	(6,867)	(8,094)	—
Other	(306)	915	(5)

	$14,024	$16,872	$32,627

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of March 30, 2008 is as follows:

Fiscal Year
(In thousands)

2009	$5,421
2010	4,143
2011	3,240
2012	2,674
2013	1,888
Thereafter	9,433

Total future minimum lease payments	$26,799

Rent expense for fiscal 2008, 2007 and 2006 was $9.7 million, $8.2 million and $7.0 million, respectively.

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

Indemnifications

The Company indemnifies certain of its customers against claims that products purchased from the Company infringe upon a patent, copyright, trademark or trade secret of a third party. In the event of such a claim, the Company agrees to pay all litigation costs, including attorney fees, and any settlement payments or damages awarded directly related to the infringement. The indemnification provisions generally do not expire. The Company is not currently defending any intellectual property infringement claims. On occasion, the Company has been made aware of potential infringement claims. However, based on an evaluation of these potential claims, the Company believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition or results of operations. Accordingly, the Company has not recorded a liability related to such indemnifications.

Note 15.	Income Taxes

Income from continuing operations consists of the following components:

	2008	2007	2006
	(In thousands)

United States	$96,450	$102,603	$220,872
Foreign	51,270	52,184	(20,388)

	$147,720	$154,787	$200,484

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income taxes from continuing operations are as follows:

	2008	2007	2006
	(In thousands)

Current:
Federal	$53,371	$45,618	$76,295
State	8,784	4,032	6,485
Foreign	3,904	3,996	257

Total current	66,059	53,646	83,037

Deferred:
Federal	(10,918)	(3,067)	(4,029)
State	(3,947)	(331)	(434)
Foreign	316	(879)	79

Total deferred	(14,549)	(4,277)	(4,384)

Total income taxes from continuing operations	$51,510	$49,369	$78,653

A summary of total income tax expense, by classification, included in the accompanying consolidated statements of income is as follows:

	2008	2007	2006
	(In thousands)

Continuing operations	$51,510	$49,369	$78,653
Discontinued operations	—	—	99,920

	$51,510	$49,369	$178,573

The tax benefits associated with dispositions from employee stock compensation plans of $0.3 million, $5.8 million and $5.1 million in fiscal 2008, 2007 and 2006, respectively, were recorded directly to additional paid-in capital. In addition, the tax expense (benefit) associated with the change in unrealized gains and losses on the Company’s marketable securities of $(1.8) million, $1.3 million and $0.7 million in fiscal 2008, 2007 and 2006, respectively, were recorded in other comprehensive income (loss).

A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes from continuing operations is as follows:

	2008	2007	2006
	(In thousands)

Expected income tax provision at the statutory rate	$51,702	$54,175	$70,169
State income taxes, net of federal tax benefit	4,954	2,406	3,933
Foreign income at other than U.S. tax rates	(5,752)	(10,400)	6,729
Benefit from export sales	—	(269)	(1,963)
Benefit from research and other credits	(4,800)	(1,772)	(857)
Nondeductible business combination related costs	—	1,190	—
Stock-based compensation	4,239	5,469	61
Resolution of prior period tax matters	—	(3,920)	—
Other, net	1,167	2,490	581

	$51,510	$49,369	$78,653

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2008	2007
	(In thousands)

Deferred tax assets:
Reserves and accruals not currently deductible	$24,325	$17,688
Foreign tax credits	9,387	—
Stock-based compensation	9,129	4,824
Net operating loss carryforwards	7,397	12,951
State income taxes	6,098	1,301
Impairment of marketable securities	5,813	3,145
Purchased in-process research and development	3,614	3,678
Research credits	3,227	2,789
Property and equipment	2,303	621
Capital loss carryovers	1,751	1,812
Net unrealized loss on marketable securities	1,632	—
Other	1,168	—

Total gross deferred tax assets	75,844	48,809

Deferred tax liabilities:
Purchased intangible assets	11,664	17,470
Research and development expenditures	6,083	5,594
Net unrealized gain on marketable securities	—	124

Total gross deferred tax liabilities	17,747	23,188

Net deferred tax assets	$58,097	$25,621

A summary of the breakdown between current and noncurrent net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets is as follows:

	2008	2007
	(In thousands)

Current assets	$32,227	$27,866
Noncurrent assets	25,870	49
Noncurrent liabilities	—	(2,294)

Net deferred tax assets	$58,097	$25,621

As of March 30, 2008, the current net deferred tax assets in the above table include $0.8 million of current net deferred tax assets in foreign jurisdictions. There were no other material net deferred tax assets or liabilities in foreign jurisdictions for the periods presented.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 30, 2008. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 30, 2008, the Company has federal net operating loss carryforwards of $15.6 million, which will expire between 2018 and 2026, if not utilized, and state net operating loss carryforwards of $32.7 million, which will expire between 2015 and 2016, if not utilized. The net operating loss carryforwards relate to acquired companies and are subject to limitations on utilization.

As of March 30, 2008, the Company has federal general business credit carryforwards of $1.8 million, which will expire between 2022 and 2026, if not utilized, and state tax credit carryforwards of $1.5 million, which have no expiration date. The tax credit carryforwards relate to an acquired company and are subject to limitations on their utilization.

As of March 30, 2008, the Company has federal and state capital loss carryovers of $4.5 million. The federal carryovers will expire in 2012, if not utilized, and the state carryovers have no expiration date. Management believes it is more likely than not that sufficient capital gains will be available to realize the benefits of the existing net deferred tax assets associated with capital loss carryovers.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of March 30, 2008, the cumulative amount of undistributed earnings of our foreign subsidiaries was $83.5 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company’s federal consolidated income tax returns for fiscal years 2005 and 2006 are presently under examination by the Internal Revenue Service and is no longer subject to federal examinations prior to fiscal 2005. In addition, the Company’s California consolidated income tax returns for fiscal years 2004 through 2006 are presently under examination by the Franchise Tax Board. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for the years through fiscal 2003. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

As of April 2, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption, the Company had $32.9 million of total gross unrecognized tax benefits.

A rollforward of the activity in the gross unrecognized tax benefits for the year ended March 30, 2008 is as follows:

(In thousands)

Balance at April 2, 2007	$32,911
Additions based on tax positions related to the current year	7,865
Additions for tax positions of prior years	5,006
Reductions for tax positions of prior years	(4,375)
Lapses of statute of limitations	(1,245)

Balance at March 30, 2008	$40,162

If the unrecognized tax benefits as of March 30, 2008 were recognized, $24.8 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate. It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as much as $10.2 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2009.

In addition to the unrecognized tax benefits noted above, the Company had accrued $4.7 million and $3.9 million of interest expense, net of the related tax benefit, and penalties as of March 30, 2008 and April 2, 2007, respectively. The Company recognized interest expense, net of the related tax benefit, and penalties aggregating $0.8 million during the year ended March 30, 2008.

Note 16.	Product Revenues, Geographic Revenues and Significant Customers

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

Product Revenues

The Company classifies its products into four categories. Host Products consist primarily of Fibre Channel HBAs, iSCSI HBAs and InfiniBand HCAs. Network Products consist primarily of Fibre Channel switches, InfiniBand switches, and storage routers. Silicon Products consist primarily of protocol chips and management controllers. Other revenue consists primarily of royalties and service fees. A summary of the components of the Company’s net revenues is as follows:

	2008	2007	2006
	(In thousands)

Host Products	$437,882	$410,607	$328,774
Network Products	101,758	88,307	70,685
Silicon Products	44,323	76,652	87,834
Other	13,903	11,131	6,784

	$597,866	$586,697	$494,077

Geographic Revenues

Revenues by geographic area are presented based upon the country of destination. No individual country other than the United States represented 10% or more of net revenues for any of the years presented. Net revenues by geographic area are as follows:

	2008	2007	2006
	(In thousands)

United States	$305,146	$314,300	$271,937
Europe, Middle East and Africa	144,631	131,954	111,000
Asia-Pacific and Japan	113,063	111,130	108,166
Rest of world	35,026	29,313	2,974

	$597,866	$586,697	$494,077

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues for any of the years presented is as follows:

	2008	2007	2006

Hewlett-Packard	20%	16%	15%
IBM	16%	17%	15%
Sun Microsystems	11%	12%	12%

Note 17.	Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2008 and 2007:

	Three Months Ended
	June	September	December	March(1)
	(In thousands, except per share amounts)

Fiscal 2008:
Net revenues	$139,777	$140,326	$158,040	$159,723
Gross profit	88,914	91,313	105,803	105,877
Operating income	22,735	27,176	44,077	39,708
Net income	18,995	22,580	31,870	22,765
Net income per share:
Basic	0.12	0.16	0.23	0.17
Diluted	0.12	0.16	0.23	0.17
Fiscal 2007:
Net revenues	$136,692	$145,298	$157,611	$147,096
Gross profit	93,372	99,542	106,913	94,888
Operating income	27,699	39,221	44,086	26,909
Net income	21,076	30,447	35,454	18,441
Net income per share:
Basic	0.13	0.19	0.22	0.12
Diluted	0.13	0.19	0.22	0.12

(1)	During the three months ended March 30, 2008 and April 1, 2007, the Company recorded impairment charges related to marketable securities of $6.9 million and $8.1 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 30, 2008.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation as of March 30, 2008, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 39 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008, for information required under this Item 12. Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended March 30, 2008, April 1, 2007 and April 2, 2006 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended March 30, 2008, April 1, 2007 and April 2, 2006 is filed as part of this report and is incorporated herein by reference:

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
H.K. Desai
Chairman of the Board and
Chief Executive Officer

Date: May 22, 2008

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes H.K. Desai and/or Simon Biddiscombe, as attorney-in-fact, to sign on his or her behalf and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ H.K. Desai H.K. Desai	Chairman of the Board and Chief Executive Officer	May 22, 2008

Principal Financial and Accounting Officer:

/s/ Simon Biddiscombe Simon Biddiscombe	Senior Vice President and Chief Financial Officer	May 22, 2008

/s/ Joel S. Birnbaum Joel S. Birnbaum	Director	May 22, 2008

/s/ Larry R. Carter Larry R. Carter	Director	May 22, 2008

/s/ James R. Fiebiger James R. Fiebiger	Director	May 22, 2008

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	May 22, 2008

/s/ Kathryn B. Lewis Kathryn B. Lewis	Director	May 22, 2008

/s/ Carol L. Miltner Carol L. Miltner	Director	May 22, 2008

/s/ George D. Wells George D. Wells	Director	May 22, 2008

SCHEDULE II

QLOGIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions:
		Charged to	Deductions:
	Balance at	Costs and	Amounts	Balance at
	Beginning of	Expenses	Written Off, Net	End of
	Year	or Revenues	of Recoveries	Year
	(In thousands)

Continuing Operations:
Year ended March 30, 2008:
Allowance for doubtful accounts	$1,075	$399	$298	$1,176
Sales returns and allowances	$5,219	$29,820	$27,438	$7,601
Year ended April 1, 2007:
Allowance for doubtful accounts	$1,239	$30	$194	$1,075
Sales returns and allowances	$4,102	$26,503	$25,386	$5,219
Year ended April 2, 2006:
Allowance for doubtful accounts	$1,311	$(54)	$18	$1,239
Sales returns and allowances	$4,828	$16,566	$17,292	$4,102

Total, including Discontinued Operations:
Year ended March 30, 2008:
Allowance for doubtful accounts	$1,075	$399	$298	$1,176
Sales returns and allowances	$5,219	$29,820	$27,438	$7,601
Year ended April 1, 2007:
Allowance for doubtful accounts	$1,239	$30	$194	$1,075
Sales returns and allowances	$4,102	$26,503	$25,386	$5,219
Year ended April 2, 2006:
Allowance for doubtful accounts	$1,445	$(188)	$18	$1,239
Sales returns and allowances	$5,233	$16,802	$17,933	$4,102

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)
3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)
3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.9	By-Laws of QLogic Corporation. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on February 15, 2008)
10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))
10.2	QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))
10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006)
10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective June 9, 2005.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005)
10.5	QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005)
10.6	First Amendment to QLogic Corporation 2005 Performance Incentive Plan, dated as of June 1, 2006.* (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2006)
10.7	Second Amendment to QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006)
10.8	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)
10.9	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)

Exhibit
No.	Description

10.10	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)
10.11	Change in Control Severance Agreement between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006)
10.12	Change in Control Severance Agreement between QLogic Corporation and Anthony J. Massetti.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2006)
10.13	Employment Agreement, dated April 19, 2007, between QLogic Corporation and Jeff Benck.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 25, 2007)
10.14	Change in Control Severance Agreement between QLogic Corporation and Simon Biddiscombe.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.