Form 10-Q
period 2008-06-29
QLOGIC CORP
filed 2008-07-29
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of July 23, 2008, 131,180,469 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	March 30,
	2008	2008
	(Unaudited; In thousands,
	except share and per share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$194,764	$160,009
Short-term marketable securities	171,770	160,497
Accounts receivable, less allowance for doubtful accounts of $1,136 and $1,176 as of June 29, 2008 and March 30, 2008, respectively	86,655	81,642
Inventories	26,227	27,520
Deferred tax assets	30,893	32,227
Other current assets	10,266	8,925

Total current assets	520,575	470,820
Long-term marketable securities	38,877	55,903
Property and equipment, net	91,442	93,726
Goodwill	118,859	127,409
Purchased intangible assets, net	31,054	34,652
Deferred tax assets	30,711	25,870
Other assets	3,423	2,586

	$834,941	$810,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,482	$35,643
Accrued compensation	19,225	31,120
Accrued taxes	12,582	5,262
Deferred revenue	9,977	8,693
Other current liabilities	7,015	5,952

Total current liabilities	86,281	86,670
Accrued taxes	52,383	48,163
Other liabilities	12,850	10,217

Total liabilities	151,514	145,050

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 200,255,000 and 199,652,000 shares issued at June 29, 2008 and March 30, 2008, respectively	200	200
Additional paid-in capital	669,325	657,893
Retained earnings	1,116,585	1,084,938
Accumulated other comprehensive income (loss)	798	(2,530)
Treasury stock, at cost: 68,513,000 and 66,638,000 shares at June 29, 2008 and March 30, 2008, respectively	(1,103,481)	(1,074,585)

Total stockholders’ equity	683,427	665,916

	$834,941	$810,966

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(Unaudited; In thousands, except per share
	amounts)

Net revenues	$168,427	$139,777
Cost of revenues	55,758	50,863

Gross profit	112,669	88,914

Operating expenses:
Engineering and development	34,367	34,684
Sales and marketing	22,945	21,173
General and administrative	7,576	8,186
Special charges	—	2,136

Total operating expenses	64,888	66,179

Operating income	47,781	22,735
Interest and other income, net	1,539	6,266

Income before income taxes	49,320	29,001
Income taxes	17,673	10,006

Net income	$31,647	$18,995

Net income per share:
Basic	$0.24	$0.12

Diluted	$0.24	$0.12

Number of shares used in per share calculations:
Basic	132,548	153,178

Diluted	133,488	154,219

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$31,647	$18,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,341	7,317
Stock-based compensation	7,805	8,370
Acquisition-related:
Amortization of purchased intangible assets	3,392	4,433
Stock-based compensation	270	703
Deferred income taxes	2,731	(6,584)
Impairment of marketable securities	2,698	—
Provision for losses on accounts receivable	24	70
Loss on disposal of property and equipment	84	473
Changes in operating assets and liabilities:
Accounts receivable	(5,037)	(3,822)
Inventories	1,293	955
Other assets	(2,435)	360
Accounts payable	2,113	1,495
Accrued compensation	(10,458)	(12,530)
Accrued taxes	11,540	15,238
Deferred revenue	4,081	719
Other liabilities	143	(665)

Net cash provided by operating activities	58,232	35,527

Cash flows from investing activities:
Purchases of marketable securities	(35,720)	(25,463)
Sales and maturities of marketable securities	44,672	150,099
Additions to property and equipment	(6,209)	(8,639)
Acquisition of business	—	67

Net cash provided by investing activities	2,743	116,064

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	2,024	4,738
Tax effect from issuance of stock under stock plans	(104)	424
Purchase of treasury stock	(28,140)	(98,130)

Net cash used in financing activities	(26,220)	(92,968)

Net increase in cash and cash equivalents	34,755	58,623
Cash and cash equivalents at beginning of period	160,009	76,804

Cash and cash equivalents at end of period	$194,764	$135,427

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. The results of operations for the three months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2.	Acquisition of SilverStorm Technologies, Inc.

In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.6 million, including $59.1 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. Based on a preliminary purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development. During the three months ended June 29, 2008, the Company finalized its determination of the net operating loss carryforwards and other tax benefits available from the acquisition resulting in an increase in deferred tax assets of $8.6 million and a corresponding decrease in goodwill.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Marketable Securities and Fair Value Measurements

The Company’s portfolio of available-for-sale marketable securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

June 29, 2008
Corporate bonds	$70,570	$286	$(468)	$70,388
U.S. Government and agency securities	50,744	454	(194)	51,004
Asset and mortgage backed securities	31,466	288	(64)	31,690
Auction rate debt securities	25,435	—	(2,246)	23,189
Municipal bonds	2,563	24	—	2,587

Total debt securities	180,778	1,052	(2,972)	178,858
Auction rate preferred securities	18,021	—	(2,333)	15,688
Publicly-traded common stock	10,140	5,961	—	16,101

Total available-for-sale securities	$208,939	$7,013	$(5,305)	$210,647

March 30, 2008
Corporate bonds	$68,234	$635	$(168)	$68,701
U.S. Government and agency securities	40,242	964	—	41,206
Asset and mortgage backed securities	35,373	490	(28)	35,835
Auction rate debt securities	25,640	—	(1,582)	24,058
Municipal bonds	4,548	67	—	4,615

Total debt securities	174,037	2,156	(1,778)	174,415
Auction rate preferred securities	36,425	—	(4,580)	31,845
Publicly-traded common stock	10,140	—	—	10,140

Total available-for-sale securities	$220,602	$2,156	$(6,358)	$216,400

As of June 29, 2008, the fair value of certain of the Company’s marketable securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that a portion of the unrealized losses associated with certain auction rate preferred securities were other-than-temporary and recorded impairment charges for these securities of $2.7 million during the three months ended June 29, 2008, which are included in interest and other income, net, in the accompanying condensed consolidated statement of income. The Company determined that the remaining unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income (loss).

The Company’s marketable securities include investments in auction rate securities, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for the Company’s auction rate securities. The underlying assets for the auction rate debt securities in the Company’s portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of the

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of June 29, 2008. Management believes that the gross unrealized losses associated with the auction rate securities in the Company’s portfolio are primarily due to the current liquidity issues in the auction rate securities market. The Company may be unable to liquidate some or all of its auction rate securities in the near term and, accordingly, has classified its auction rate debt and preferred securities as long-term as of June 29, 2008.

Effective March 31, 2008, the Company adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets, which are comprised solely of marketable securities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of June 29, 2008 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

Corporate bonds	$62,122	$8,266	$—	$70,388
U.S. Government and agency securities	46,412	4,592	—	51,004
Asset and mortgage backed securities	5,898	25,792	—	31,690
Auction rate debt securities	—	—	23,189	23,189
Municipal bonds	—	2,587	—	2,587

Total debt securities	114,432	41,237	23,189	178,858
Auction rate preferred securities	—	—	15,688	15,688
Publicly-traded common stock	16,101	—	—	16,101

Balance as of June 29, 2008	$130,533	$41,237	$38,877	$210,647

The Company’s investments in auction rate securities are classified within Level 3 because there are currently no active markets for auction rate securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were primarily valued based on an income approach using an estimate of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums. The total amount of assets measured using Level 3 valuation methodologies represented less than 5% of total assets as of June 29, 2008.

A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 29, 2008 is as follows:

	Balance	Total Realized	Total Unrealized	Sales and Other	Balance
	March 30, 2008	Gains and Losses	Gains and Losses	Settlements	June 29, 2008
	(In thousands)

Auction rate debt securities	$24,058	$—	$(664)	$(205)	$23,189
Auction rate preferred securities	31,845	(2,698)	2,247	(15,706)	15,688

Total	$55,903	$(2,698)	$1,583	$(15,911)	$38,877

Realized gains and losses are included in interest and other income, net, in the accompanying condensed consolidated statement of income for the three months ended June 29, 2008. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheet at June 29, 2008.

Note 4.	Inventories

Components of inventories are as follows:

	June 29,	March 30,
	2008	2008
	(In thousands)

Raw materials	$9,109	$7,403
Finished goods	17,118	20,117

	$26,227	$27,520

Note 5.	Purchased Intangible Assets

Purchased intangible assets consist of the following:

	June 29, 2008			March 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$43,700	$18,255	$25,445	$43,700	$15,737	$27,963
Customer relationships	9,700	5,389	4,311	9,700	4,580	5,120
Other	775	504	271	775	439	336

	54,175	24,148	30,027	54,175	20,756	33,419
Other purchased intangibles:
Technology-related	2,596	1,569	1,027	2,596	1,363	1,233

	$56,771	$25,717	$31,054	$56,771	$22,119	$34,652

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)

Cost of revenues	$2,758	$3,415
Engineering and development	31	173
Sales and marketing	809	1,042

	$3,598	$4,630

The following table presents the estimated future amortization expense of purchased intangible assets as of June 29, 2008:

Fiscal	(In thousands)

2009 (remaining nine months)	$12,208
2010	9,761
2011	7,382
2012	1,703

$31,054

Note 6.	Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.25 billion of the Company’s outstanding common stock. During the three months ended June 29, 2008, the Company purchased 1.9 million shares of its common stock for an aggregate purchase price of $28.9 million, of which $2.5 million was pending settlement at June 29, 2008 and is included in other current liabilities in the accompanying condensed consolidated balance sheet. As of June 29, 2008, the Company had purchased a total of 68.5 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.1 billion.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 7.	Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)

Net income	$31,647	$18,995
Other comprehensive income:
Change in unrealized gains/losses on available-for-sale marketable securities, net of tax	3,328	446

	$34,975	$19,441

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Stock-Based Compensation

During the three months ended June 29, 2008, the Company granted options to purchase 3,479,000 shares of common stock and 899,000 restricted stock units with weighted average grant date fair values of $5.66 and $15.10 per share, respectively.

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)

Cost of revenues	$479	$574
Engineering and development	4,175	3,772
Sales and marketing	1,565	1,625
General and administrative	1,586	2,399

	$7,805	$8,370

In connection with certain acquisitions, the Company entered into stock-based performance plans with individuals who became employees of QLogic as of the respective acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $0.3 million and $0.7 million of stock-based compensation expense related to acquisitions during the three months ended June 29, 2008 and July 1, 2007, respectively, and could recognize up to $1.3 million of additional compensation expense through April 2010.

Note 9.	Interest and Other Income, Net

Components of interest and other income, net, are as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)

Interest income	$3,511	$6,199
Gain on sales of marketable securities	416	145
Loss on sales of marketable securities	(11)	(65)
Impairment of marketable securities	(2,698)	—
Other	321	(13)

	$1,539	$6,266

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands, except per share amounts)

Net income	$31,647	$18,995

Shares:
Weighted-average shares outstanding — basic	132,548	153,178
Dilutive potential common shares, using treasury stock method	940	1,041

Weighted-average shares outstanding — diluted	133,488	154,219

Net income per share:
Basic	$0.24	$0.12

Diluted	$0.24	$0.12

Stock-based awards, including stock options and restricted stock units, representing 26,065,000 and 24,015,000 shares of common stock have been excluded from the diluted net income per share calculations for the three months ended June 29, 2008 and July 1, 2007, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been anti-dilutive. Contingently issuable shares of the Company’s common stock pursuant to performance plans associated with certain acquisitions are included, as appropriate, in the computation of diluted net income per share as of the beginning of the period in which the respective performance conditions are met.

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

Overview

We are a supplier of high performance network infrastructure solutions, which are sold primarily to original equipment manufacturers, or OEMs, and distributors. Our Host Products consist primarily of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters, or HBAs; and InfiniBand® host channel adapters, or HCAs. Our Network Products consist primarily of Fibre Channel switches, including core, blade and stackable switches; InfiniBand switches, including edge fabric switches and multi-protocol fabric directors; and storage routers for bridging Fibre Channel and iSCSI networks. Our Silicon Products consist primarily of protocol chips. All of these solutions address the storage area network, or SAN, or server fabric connectivity infrastructure requirements of small, medium and large enterprises. Our products based on InfiniBand technology are designed for the emerging high performance computing, or HPC, environments.

Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hitachi Data Systems, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Sun Microsystems, Inc. and many others.

First Quarter Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the first quarter of fiscal 2009 are as follows:

•	Net revenues of $168.4 million for the first quarter of fiscal 2009 increased sequentially by $8.7 million, or 5%, from $159.7 million in the fourth quarter of fiscal 2008. Revenues from Host Products and Network Products each increased sequentially by 9%.

•	Gross profit as a percentage of net revenues increased to 66.9% for the first quarter of fiscal 2009 from 66.3% for the fourth quarter of fiscal 2008.

•	Operating income as a percentage of net revenues increased to 28.4% for the first quarter of fiscal 2009 from 24.9% in the fourth quarter of fiscal 2008.

•	Net income of $31.6 million, or $0.24 per diluted share, in the first quarter of fiscal 2009 increased from $22.8 million, or $0.17 per diluted share, in the fourth quarter of fiscal 2008. Net income for the first quarter of fiscal 2009 included stock-based compensation expense, acquisition-related charges, impairment charges related to marketable securities, and the related income tax effects, totaling $10.3 million. During the fourth quarter of fiscal 2008, net income included stock-based compensation expense, acquisition-related charges, impairment charges related to intangible assets and marketable securities, special charges, and the related income tax effects, totaling $14.9 million.

•	Cash, cash equivalents and marketable securities of $405.4 million at June 29, 2008 increased $29.0 million from $376.4 million at March 30, 2008. This increase was primarily due to $58.2 million of cash generated from operations during the first quarter of fiscal 2009, partially offset by $28.1 million of cash used for repurchases of our common stock.

•	Accounts receivable was $86.7 million as of June 29, 2008, compared to $81.6 million as of March 30, 2008. Days sales outstanding (DSO) in receivables was 47 days as of June 29, 2008 and March 30, 2008. Our accounts receivable and DSO are primarily affected by linearity of shipments within the quarter and collections performance.

•	Inventories were $26.2 million as of June 29, 2008, compared to $27.5 million as of March 30, 2008. Our annualized inventory turns in the first quarter of fiscal 2009 of 8.5 increased from the 7.8 turns in the fourth quarter of fiscal 2008.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(Dollars in millions)

Net revenues:
Host Products	$120.6	$104.2
Network Products	29.9	24.5
Silicon Products	15.6	9.6
Other	2.3	1.5

Total net revenues	$168.4	$139.8

Percentage of net revenues:
Host Products	72%	75%
Network Products	18	17
Silicon Products	9	7
Other	1	1

Total net revenues	100%	100%

The global marketplace for network infrastructure solutions continues to expand in response to the information storage requirements of enterprise business environments, as well as the emerging market for solutions in HPC environments. This market expansion has resulted in increased volume shipments of our Host Products and Network Products. However, these markets have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.

Our net revenues are derived primarily from the sale of Host Products and Network Products. Net revenues increased 20% to $168.4 million for the three months ended June 29, 2008 from $139.8 million for the three months ended July 1, 2007. This increase was primarily the result of a $16.4 million, or 16%, increase in revenue from Host Products; a $5.4 million, or 22%, increase in revenue from Network Products; and a $6.0 million, or 62%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 28% increase in the quantity of HBAs sold partially offset by a 10% decrease in average selling prices of these products. This HBA volume increase was primarily driven by an over 50% increase in the quantity of Fibre Channel mezzanine cards sold, which are used in blade servers and have a lower average selling price than standard HBA products. The increase in revenue from Network Products was primarily due to a 69% increase in the number of units of Fibre Channel switches sold, partially offset by a 24% decrease in the average selling prices of these products. The increase in revenue from Silicon Products from the same period in the prior year was due primarily to an increase in units sold. Net revenues for the three months ended June 29, 2008 included $2.3 million of other revenue compared with $1.5 million of other revenue for the three months ended July 1, 2007. Other revenue, which primarily includes royalties and service fees, is unpredictable and we do not expect it to be significant to our overall revenues.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% of net revenues during the three months ended June 29, 2008 and the fiscal year ended March 30, 2008. Three of our customers each represented 10% or more of net revenues for fiscal 2008, and these same three customers continued to be the only customers representing 10% or more of net revenues for the three months ended June 29, 2008.

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

Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In millions)

United States	$80.6	$77.8
Europe, Middle East and Africa	41.0	30.6
Asia-Pacific and Japan	35.9	23.0
Rest of the world	10.9	8.4

	$168.4	$139.8

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(Dollars in millions)

Gross profit	$112.7	$88.9
Percentage of net revenues	66.9%	63.6%

Gross profit for the three months ended June 29, 2008 increased $23.8 million, or 27%, from gross profit for the three months ended July 1, 2007. The gross profit percentage for the three months ended June 29, 2008 was 66.9% and increased from 63.6% for the corresponding period in the prior year. The increase in gross profit percentage was primarily the result of manufacturing related efficiencies and a decrease of $0.7 million in amortization of purchased intangible assets.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(Dollars in millions)

Operating expenses:
Engineering and development	$34.4	$34.7
Sales and marketing	22.9	21.2
General and administrative	7.6	8.2
Special charges	—	2.1

Total operating expenses	$64.9	$66.2

Percentage of net revenues:
Engineering and development	20.4%	24.8%
Sales and marketing	13.6	15.1
General and administrative	4.5	5.9
Special charges	—	1.5

Total operating expenses	38.5%	47.3%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. During the three months ended June 29, 2008, engineering and development expenses decreased to $34.4 million from $34.7 million for the three months ended July 1, 2007. The decrease in engineering and development expenses was due primarily to a $1.5 million decrease in cash compensation and related benefit costs resulting from a reduction in headcount during fiscal 2008 related to the consolidation and elimination of certain engineering activities. This decrease was partially offset by a $0.6 million increase in new product development costs and a $0.5 million increase in depreciation and equipment costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses to increase in the future as a result of continued, and increasing costs associated with, new product development.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $22.9 million for the three months ended June 29, 2008 from $21.2 million for the three months ended July 1, 2007. The increase in sales and marketing expenses was due primarily to a $1.0 million increase in cash compensation and related benefit costs, principally related to increased commissions associated with the increase in our net revenues, and a $0.8 million increase in occupancy costs and related computer support costs.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $7.6 million for the three months ended June 29, 2008 from $8.2 million for the three months ended July 1, 2007. The decrease in general and administrative expenses was due primarily to a $0.8 million decrease in stock-based compensation.

In connection with the anticipated growth of our business, we expect general and administrative expenses will increase in the future.

Special Charges.  During the three months ended July 1, 2007, we recorded special charges of $2.1 million associated with the consolidation and elimination of certain engineering activities. The special charges consisted of $1.8 million for exit costs and $0.3 million for asset impairments. The exit costs were comprised of workforce reductions, contract cancellation costs and other costs. As of June 29, 2008, the payments related to these exit activities were substantially complete.

Interest and Other Income, Net

Components of our interest and other income, net are as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In millions)

Interest income	$3.5	$6.2
Gain on sales of marketable securities	0.4	0.2
Loss on sales of marketable securities	—	(0.1)
Impairment of marketable securities	(2.7)	—
Other	0.3	—

	$1.5	$6.3

Interest and other income for the three months ended June 29, 2008 of $1.5 million was comprised principally of interest income of $3.5 million related to our portfolio of marketable securities and $0.4 million of net realized gains on sales of marketable securities, partially offset by a $2.7 million impairment charge on marketable securities. Interest and other income for the three months ended July 1, 2007 was comprised primarily of interest income related to our portfolio of marketable securities. Interest income decreased primarily due to a decrease in the balance of our marketable securities and a decline in interest rates.

We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in marketable securities, including the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses were other-than-temporary and recorded impairment charges of $2.7 million related to our auction rate preferred securities during the three months ended June 29, 2008.

Income Taxes

Our effective income tax rate was 36% and 35% for the three months ended June 29, 2008 and July 1, 2007, respectively. We expect the annual effective tax rate for fiscal 2009 to approximate 37% as compared to our annual effective tax rate of 35% for fiscal 2008. Our expected effective income tax rate for fiscal 2009 is adversely impacted by the expiration of the federal research and development tax credit as the legislation related to this credit was not renewed. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, stock-based compensation and uncertain tax positions.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $405.4 million at June 29, 2008 from $376.4 million at March 30, 2008. The increase in cash, cash equivalents and marketable securities was due primarily to our cash generated from operations, partially offset by the purchase of our common stock pursuant to our stock repurchase program. We believe that existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies. In addition, our future capital requirements will depend on a number of factors, including changes in the markets we address, our revenues and the related manufacturing and operating costs, product development efforts and requirements for production capacity. In order to fund any additional capital requirements, we may seek to obtain debt financing or issue additional shares of our common stock. There can be no assurance that any additional financing, if necessary, will be available on terms acceptable to us or at all.

Cash provided by operating activities was $58.2 million for the three months ended June 29, 2008 and $35.5 million for the three months ended July 1, 2007. Operating cash flow for the three months ended June 29, 2008 reflects our net income of $31.6 million, net non-cash charges of $25.4 million and a net decrease in the non-cash components of working capital of $1.2 million. The decrease in the non-cash components of working capital was primarily due to an $11.5 million increase in accrued taxes and a $4.1 million increase in deferred revenue, partially offset by a $10.5 million decrease in accrued compensation and a $5.0 million increase in accounts receivable. The changes in accrued taxes and accrued compensation were primarily due to the timing of payment obligations and the increases in accounts receivable and deferred revenue were associated with the growth of our business.

Cash provided by investing activities was $2.7 million for the three months ended June 29, 2008 and consisted of net sales and maturities of marketable securities of $8.9 million, partially offset by additions to property and equipment of $6.2 million. During the three months ended July 1, 2007, cash provided by investing activities of $116.1 million consisted primarily of net sales and maturities of marketable securities of $124.6 million, partially offset by additions to property and equipment of $8.6 million.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $26.2 million for the three months ended June 29, 2008 consisted primarily of our purchase of $28.1 million of common stock under our stock repurchase program, partially offset by $2.0 million of proceeds from the issuance of common stock under our stock plans. During the three months ended July 1, 2007, cash used in financing activities of $93.0 million consisted primarily of our purchase of $98.1 million of common stock under our stock repurchase program, partially offset by $4.7 million of proceeds from the issuance of common stock under our stock plans.

Our marketable securities include $38.9 million of investments in auction rate securities, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of June 29, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. Accordingly, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.

Except for auction rate securities, our marketable securities are valued based on quoted market prices or other observable market inputs. As of June 29, 2008, the entire $38.9 million portfolio of auction rate securities (approximately 18% of our marketable securities portfolio) was measured at fair value based on an income approach using an estimate of future cash flows. The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.

Since fiscal 2003, we have had stock repurchase programs that authorized us to purchase up to an aggregate of $1.25 billion of our outstanding common stock. As of June 29, 2008, we had repurchased a total of 68.5 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.1 billion. During the three months ended June 29, 2008, we repurchased 1.9 million shares for an aggregate purchase price of $28.9 million, of which $2.5 million was pending settlement as of June 29, 2008.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of June 29, 2008, and their impact on our cash flows in future fiscal years, is as follows:

	2009
	(Remaining
	nine months)	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Operating leases	$4.1	$4.2	$3.2	$2.7	$1.9	$9.4	$25.5
Non-cancelable purchase obligations	75.9	0.5	—	—	—	—	76.4

Total	$80.0	$4.7	$3.2	$2.7	$1.9	$9.4	$101.9

The amount of unrecognized tax benefits under Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” at June 29, 2008 was $52.4 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

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

Stock-Based Compensation

We account for stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP) based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, our employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, income tax positions should be recognized in the first reporting period that the tax position meets the recognition threshold. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items are individually computed and recognized in the interim period in which the item occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

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

Marketable Securities and Investments

We invest primarily in marketable debt securities. We also hold shares of common stock in a publicly-traded company, which were received in connection with the sale of our hard disk drive controller and tape drive controller business in November 2005. All of our marketable securities are classified as available for sale and are recorded at fair value, primarily based on quoted market prices or other observable inputs. Due to the recent failures in the auction rate securities market, quoted market prices were not available for these assets as of June 29, 2008 and March 30, 2008. Accordingly, such securities were valued based on an income approach using an estimate of future cash flows.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2008, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. We also hold shares of common stock of Marvell Technology Group Ltd. (Marvell) that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. In addition, our portfolio of marketable securities includes $38.9 million of investments in auction rate securities, the majority of which are rated AA or higher.

There is currently significant turmoil in the credit market, including the impact to the value and liquidity of auction rate securities. As of June 29, 2008, our investment portfolio includes $23.2 million of auction rate debt securities and $15.7 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of June 29, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. Accordingly, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.

Our asset and mortgage-backed securities totaled $31.7 million as of June 29, 2008 and consisted primarily of high quality investments insured by the federal government under various programs.

All of our marketable securities are classified as available for sale. As of June 29, 2008, we had gross unrealized losses of $5.3 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other than temporary and incur realized losses, which could adversely affect our financial condition or results of operations.

We do not use derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 29, 2008. There was no change in our internal control over financial reporting during our quarter ended June 29, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in product mix;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets or the acquisition of new businesses;

•	amortization and impairments of purchased intangible assets;

•	sales discounts;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.

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

Our business is dependent, in large part, on the continued growth of the SAN market and if this market does not continue to develop and expand as we anticipate, our business will suffer.

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

Our success in generating revenue in the SAN market will depend on, among other things, our ability to:

•	educate potential OEM customers, distributors, resellers, system integrators, storage system providers and end-user organizations about the benefits of SANs;

•	maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators and storage system providers;

•	predict and base our products on standards which ultimately become industry standards; and

•	achieve interoperability between our products and other SAN components from diverse vendors.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85% of net revenues for the three months ended June 29, 2008 and the fiscal year ended March 30, 2008. We are also subject to credit risk associated with the concentration of our accounts receivable. The loss of any of our major customers could have a material adverse effect on our business, financial condition or results of operations.

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

A large percentage of our products are sold to customers who experience seasonality and uneven sales patterns in their businesses. As a result, we may experience similar seasonality and uneven sales patterns. We believe this uneven sales pattern is a result of many factors including:

•	the tendency of our customers to close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter;

•	spikes in sales during the fourth quarter of each calendar year that some of our customers experience; and

•	differences between our quarterly fiscal periods and the fiscal periods of our customers.

In addition, as our customers increasingly require us to maintain products at hub locations near their facilities, it becomes increasingly difficult for us to predict sales trends. Our uneven sales pattern also makes it extremely difficult to predict the demand of our customers and adjust manufacturing capacity accordingly. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or at an increased cost, which could have a material adverse effect on quarterly revenues and earnings.

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

Our distributors may not adequately stock and sell our products and their reseller customers may purchase products from our competitors, which could negatively affect our results of operations.

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

We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits, or ASICs, from single sources and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources. If one of these suppliers experiences an interruption in their ability to supply our needs, or chooses to sever their relationship with us, we may be unable to produce certain of our products which could result in the loss of customers and have a material adverse effect on our results of operations.

We are dependent on worldwide third-party subcontractors and contract manufacturers.

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

As of June 29, 2008, we held short-term and long-term marketable securities aggregating $210.6 million. We invest primarily in marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. A deterioration in the economy, including a credit crisis or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Our marketable securities include investments in auction rate securities, the majority of which are rated AA or higher. As of June 29, 2008, our investment portfolio included $23.2 million of auction rate debt securities and $15.7 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of June 29, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. Accordingly, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities. If the fair value of our auction rate securities declines in the future and an impairment of such securities is determined to be other-than-temporary, any write-down of such investments could have a material adverse affect on our financial condition and results of operations.

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

International revenues accounted for 52% and 49% of our net revenues for the three months ended June 29, 2008 and the fiscal year ended March 30, 2008, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

We have historically used stock options and other forms of stock-based compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage retention of key personnel, and provide competitive compensation packages. In recent periods, many of our employee stock options were granted with exercise prices which exceed our current stock price, which reduces their value to employees and could affect our ability to retain employees. As a result of the accounting requirements under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” the use of stock options and other stock-based awards to attract and retain key personnel may be limited. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock-based awards to employees in the future, which may result in changes in our stock-based compensation strategy. These and other developments relating to the provision of stock-based compensation to employees could make it more difficult to attract, retain and motivate key personnel.

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

In November 2007, our Board of Directors approved a new program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2009 under this stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

March 31, 2008 — April 27, 2008	448,650	$15.68	448,650	$168,382,000
April 28, 2008 — May 25, 2008	442,600	$15.56	442,600	$161,496,000
May 26, 2008 — June 29, 2008	983,710	$15.22	983,710	$146,519,000

Total	1,874,960	$15.41	1,874,960	$146,519,000

We previously purchased 1,642,824 shares under the November 2007 program for an aggregate purchase price of $24.6 million.

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	Employment Separation and Mutual General Releases Agreement, dated July 14, 2008, between Denis Maynard and QLogic Corporation.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qlogic Corporation

By:	/s/ H.K. DESAI
H.K. Desai
Chairman of the Board and
Chief Executive Officer

By:	/s/ SIMON BIDDISCOMBE
Simon Biddiscombe
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 28, 2008

EXHIBIT INDEX

Exhibit No.

10.1	Employment Separation and Mutual General Releases Agreement, dated July 14, 2008, between Denis Maynard and QLogic Corporation.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.