Form 10-Q
period 2008-09-28
QLOGIC CORP
filed 2008-10-29
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Yes ☐     No ☑

As of October 24, 2008, 127,928,773 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	March 30,
	2008	2008
	(Unaudited; In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$162,939	$160,009
Short-term marketable securities	218,310	160,497
Accounts receivable, less allowance for doubtful accounts of $1,155 and $1,176 as of September 28, 2008 and March 30, 2008, respectively	77,926	81,642
Inventories	33,287	27,520
Deferred tax assets	27,389	32,227
Other current assets	10,034	8,925

Total current assets	529,885	470,820
Long-term marketable securities	39,744	55,903
Property and equipment, net	91,645	93,726
Goodwill	118,859	127,409
Purchased intangible assets, net	24,634	34,652
Deferred tax assets	31,685	25,870
Other assets	3,313	2,586

	$839,765	$810,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,927	$35,643
Accrued compensation	25,318	31,120
Accrued taxes	10,442	5,262
Deferred revenue	7,089	8,693
Other current liabilities	5,836	5,952

Total current liabilities	85,612	86,670
Accrued taxes	48,190	48,163
Deferred revenue	8,029	5,087
Other liabilities	4,832	5,130

Total liabilities	146,663	145,050

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 201,566,000 and 199,652,000 shares issued at September 28, 2008 and March 30, 2008, respectively	202	200
Additional paid-in capital	695,677	657,893
Retained earnings	1,143,740	1,084,938
Accumulated other comprehensive loss	(3,882)	(2,530)
Treasury stock, at cost: 70,756,000 and 66,638,000 shares at September 28, 2008 and March 30, 2008, respectively	(1,142,635)	(1,074,585)

Total stockholders’ equity	693,102	665,916

	$839,765	$810,966

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Unaudited; In thousands, except per share amounts)

Net revenues	$171,197	$140,326	$339,624	$280,103
Cost of revenues	55,014	49,013	110,772	99,876

Gross profit	116,183	91,313	228,852	180,227

Operating expenses:
Engineering and development	33,081	33,058	67,448	67,742
Sales and marketing	24,032	20,639	46,977	41,812
General and administrative	9,144	8,804	16,720	16,990
Special charges	—	1,636	—	3,772

Total operating expenses	66,257	64,137	131,145	130,316

Operating income	49,926	27,176	97,707	49,911
Interest and other income (expense), net	(2,015)	5,753	(476)	12,019

Income before income taxes	47,911	32,929	97,231	61,930
Income taxes	20,756	10,349	38,429	20,355

Net income	$27,155	$22,580	$58,802	$41,575

Net income per share:
Basic	$0.21	$0.16	$0.45	$0.28

Diluted	$0.20	$0.16	$0.44	$0.28

Number of shares used in per share calculations:
Basic	131,421	144,782	131,985	148,980

Diluted	132,810	145,202	133,149	149,711

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 28,	September 30,
	2008	2007
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$58,802	$41,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,456	14,964
Stock-based compensation	15,139	16,187
Acquisition-related:
Amortization of purchased intangible assets	9,606	9,489
Stock-based compensation	495	(38)
Deferred income taxes	8,276	(9,023)
Impairment of marketable securities	7,743	—
Provision for losses on accounts receivable	56	188
Loss on disposal of property and equipment	175	795
Changes in operating assets and liabilities:
Accounts receivable	3,660	1,149
Inventories	(5,767)	3,864
Other assets	(2,251)	365
Accounts payable	(13)	(1,024)
Accrued compensation	(4,590)	(8,439)
Accrued taxes	5,207	28,548
Deferred revenue	1,338	4,197
Other liabilities	(919)	(44)

Net cash provided by operating activities	113,413	102,753

Cash flows from investing activities:
Purchases of marketable securities	(115,344)	(75,247)
Sales and maturities of marketable securities	64,307	249,883
Additions to property and equipment	(12,841)	(15,078)
Acquisition of business	—	67

Net cash provided by (used in) investing activities	(63,878)	159,625

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	20,357	8,631
Tax benefit from issuance of stock under stock plans	583	589
Purchase of treasury stock	(67,545)	(248,756)

Net cash used in financing activities	(46,605)	(239,536)

Net increase in cash and cash equivalents	2,930	22,842
Cash and cash equivalents at beginning of period	160,009	76,804

Cash and cash equivalents at end of period	$162,939	$99,646

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. The results of operations for the three and six months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2.	Acquisition of SilverStorm Technologies, Inc.

In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.6 million, including $59.1 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. Based on a preliminary purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired as well as purchased in-process research and development. During the first quarter of fiscal 2009, the Company finalized its determination of the net operating loss carryforwards and other tax benefits available from the acquisition resulting in an increase in deferred tax assets of $8.6 million and a corresponding decrease in goodwill.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Marketable Securities and Fair Value Measurements

Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

September 28, 2008
Corporate debt obligations	$71,840	$141	$(922)	$71,059
U.S. Government and agency securities	57,477	512	(87)	57,902
Asset and mortgage-backed securities	29,965	319	(156)	30,128
Auction rate debt securities	25,452	—	(3,104)	22,348
Municipal bonds	2,547	27	—	2,574

Total debt securities	187,281	999	(4,269)	184,011
Money market and enhanced cash funds	55,540	—	—	55,540
Auction rate preferred securities	10,924	—	(1,260)	9,664
Publicly-traded common stock	10,140	—	(1,301)	8,839

Total available-for-sale securities	$263,885	$999	$(6,830)	$258,054

March 30, 2008
Corporate debt obligations	$68,234	$635	$(168)	$68,701
U.S. Government and agency securities	40,242	964	—	41,206
Asset and mortgage-backed securities	35,373	490	(28)	35,835
Auction rate debt securities	25,640	—	(1,582)	24,058
Municipal bonds	4,548	67	—	4,615

Total debt securities	174,037	2,156	(1,778)	174,415
Auction rate preferred securities	36,425	—	(4,580)	31,845
Publicly-traded common stock	10,140	—	—	10,140

Total available-for-sale securities	$220,602	$2,156	$(6,358)	$216,400

As of September 28, 2008, the fair value of certain of the Company’s marketable securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of marketable securities were other-than-temporary and recorded impairment charges for these securities of $5.0 million and $7.7 million during the three and six months ended September 28, 2008, which are included in interest and other income (expense), net, in the accompanying condensed consolidated statements of income. The impairment charges recognized during the three months ended September 28, 2008 relate primarily to marketable securities issued by companies in the financial services sector that had previously been rated AA or higher. The Company determined that the remaining unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive loss.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 28, 2008, the Company had investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that have suspended trading and redemptions. These funds are in the process of being liquidated and the Company expects the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. As a result, the Company has reclassified $55.5 million (net of $1.7 million of impairment charges) of such investments from cash equivalents to marketable securities and classified the securities as either short-term or long-term based on the maturities of the underlying assets in each fund. This reclassification is included in purchases of marketable securities in the accompanying condensed consolidated statements of cash flows for the six months ended September 28, 2008.

The Company’s marketable securities also include investments in auction rate securities, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for the Company’s auction rate securities. The underlying assets for the auction rate debt securities in the Company’s portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of the Company’s auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of September 28, 2008. Management believes that the gross unrealized losses associated with the auction rate securities in the Company’s portfolio are primarily due to the current liquidity issues in the auction rate securities market. The Company may be unable to liquidate some or all of its auction rate securities in the near term and, accordingly, has classified its auction rate debt and preferred securities as long-term as of September 28, 2008.

On October 8, 2008, the broker for substantially all of the auction rate securities currently held by the Company offered certain Auction Rate Securities Rights (ARS Rights), in exchange for the release of certain potential claims and damages against the broker. The ARS Rights will entitle the Company to sell the related auction rate securities back to the broker for a price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by the Company at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. The ARS Rights offering requires the Company to formally accept the offer and all related terms no later than November 14, 2008. The Company is currently evaluating the terms of the ARS Rights offer.

Deferred Taxes related to Marketable Securities

During the three months ended September 28, 2008, the Company recorded a $5.2 million valuation allowance against deferred tax assets related to impairments and unrealized losses on certain marketable securities. Due to the recent turmoil in the financial and credit markets, and limitations on the deductibility of capital losses, management is currently unable to assert that it is more likely than not that the Company will realize the benefit of the related deferred tax assets.

Fair Value Measurements

Effective March 31, 2008, the Company adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets, which are comprised solely of marketable securities. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” that clarifies the application of SFAS No. 157 in valuing assets in inactive markets. FSP No. 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated results of operations or financial condition. SFAS No. 157 defines

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of September 28, 2008 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

Corporate debt obligations	$55,640	$15,419	$—	$71,059
U.S. Government and agency securities	57,902	—	—	57,902
Asset and mortgage-backed securities	4,870	25,258	—	30,128
Auction rate debt securities	—	—	22,348	22,348
Municipal bonds	2,574	—	—	2,574

Total debt securities	120,986	40,677	22,348	184,011
Money market and enhanced cash funds	—	55,540	—	55,540
Auction rate preferred securities	—	—	9,664	9,664
Publicly-traded common stock	8,839	—	—	8,839

Balance as of September 28, 2008	$129,825	$96,217	$32,012	$258,054

The Company’s investments in auction rate securities are classified within Level 3 because there are currently no active markets for auction rate securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were primarily valued based on an income approach using an estimate of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums. The total amount of assets measured using Level 3 valuation methodologies represented less than 4% of total assets as of September 28, 2008.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended September 28, 2008 is as follows:

	Beginning	Total Realized	Total Unrealized	Sales and Other	Ending
Three Months Ended September 28, 2008	Balance	Gains (Losses)	Gains (Losses)	Settlements	Balance
	(In thousands)

Auction rate debt securities	$23,189	$—	$(858)	$17	$22,348
Auction rate preferred securities	15,688	—	1,073	(7,097)	9,664

Total	$38,877	$—	$215	$(7,080)	$32,012

	Beginning	Total Realized	Total Unrealized	Sales and Other	Ending
Six Months Ended September 28, 2008	Balance	Gains (Losses)	Gains (Losses)	Settlements	Balance
	(In thousands)

Auction rate debt securities	$24,058	$—	$(1,522)	$(188)	$22,348
Auction rate preferred securities	31,845	(2,698)	3,320	(22,803)	9,664

Total	$55,903	$(2,698)	$1,798	$(22,991)	$32,012

Realized gains and losses are included in interest and other income (expense), net, in the accompanying condensed consolidated statements of income for the three and six months ended September 28, 2008. Unrealized gains and losses are included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet at September 28, 2008.

Note 4.	Inventories

Components of inventories are as follows:

	September 28,	March 30,
	2008	2008
	(In thousands)

Raw materials	$10,106	$7,403
Finished goods	23,181	20,117

	$33,287	$27,520

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Purchased Intangible Assets

Purchased intangible assets consist of the following:

	September 28, 2008			March 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$43,700	$23,597	$20,103	$43,700	$15,737	$27,963
Customer relationships	9,700	6,197	3,503	9,700	4,580	5,120
Other	775	568	207	775	439	336

	54,175	30,362	23,813	54,175	20,756	33,419
Other purchased intangibles:
Technology-related	2,596	1,775	821	2,596	1,363	1,233

	$56,771	$32,137	$24,634	$56,771	$22,119	$34,652

A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenues	$5,581	$4,290	$8,339	$7,705
Engineering and development	31	78	62	251
Sales and marketing	808	886	1,617	1,928

	$6,420	$5,254	$10,018	$9,884

The following table presents the estimated future amortization expense of purchased intangible assets as of September 28, 2008:

Fiscal	(In thousands)

2009 (remaining six months)	$5,788
2010	9,761
2011	7,382
2012	1,703

$24,634

Note 6.	Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.25 billion of the Company’s outstanding common stock. During the six months ended September 28, 2008, the Company purchased 4.1 million shares of its common stock for an aggregate purchase price of $68.0 million, of which $2.2 million was pending settlement at September 28, 2008 and is included in other current liabilities in the accompanying condensed consolidated balance sheet. As of September 28, 2008, the Company had purchased a total of 70.8 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.1 billion.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 7.	Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands)

Net income	$27,155	$22,580	$58,802	$41,575
Other comprehensive loss:
Change in unrealized gains/losses on available-for-sale marketable securities, net of tax	(4,680)	(485)	(1,352)	(39)

	$22,475	$22,095	$57,450	$41,536

Note 8.	Stock-Based Compensation

During the six months ended September 28, 2008, the Company granted options to purchase 3,727,000 shares of common stock and 916,000 restricted stock units with weighted average grant date fair values of $5.71 and $15.18 per share, respectively.

A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands)

Cost of revenues	$529	$491	$1,008	$1,065
Engineering and development	3,677	3,508	7,852	7,280
Sales and marketing	1,450	1,649	3,015	3,274
General and administrative	1,678	2,169	3,264	4,568

	$7,334	$7,817	$15,139	$16,187

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Interest and Other Income (Expense), Net

Components of interest and other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands)

Interest income	$3,074	$5,604	$6,585	$11,803
Gain on sales of marketable securities	18	24	434	169
Loss on sales of marketable securities	(31)	(113)	(42)	(178)
Impairment of marketable securities	(5,045)	—	(7,743)	—
Other	(31)	238	290	225

	$(2,015)	$5,753	$(476)	$12,019

Note 10.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income	$27,155	$22,580	$58,802	$41,575

Shares:
Weighted-average shares outstanding — basic	131,421	144,782	131,985	148,980
Dilutive potential common shares, using treasury stock method	1,389	420	1,164	731

Weighted-average shares outstanding — diluted	132,810	145,202	133,149	149,711

Net income per share:
Basic	$0.21	$0.16	$0.45	$0.28

Diluted	$0.20	$0.16	$0.44	$0.28

Stock-based awards, including stock options and restricted stock units, representing 22,030,000 and 24,047,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 28, 2008, respectively, and 25,564,000 and 24,790,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 30, 2007, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. In this discussion and elsewhere in this report, we make forward-looking statements. These forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Part II, Item 1A “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Second Quarter Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the second quarter of fiscal 2009 are as follows:

•	Net revenues of $171.2 million for the second quarter of fiscal 2009 increased sequentially by $2.8 million, or 2%, from $168.4 million in the first quarter of fiscal 2009.

•	Gross profit as a percentage of net revenues increased to 67.9% for the second quarter of fiscal 2009 from 66.9% for the first quarter of fiscal 2009.

•	Operating income as a percentage of net revenues increased to 29.2% for the second quarter of fiscal 2009 from 28.4% in the first quarter of fiscal 2009.

•	Net income of $27.2 million, or $0.20 per diluted share, in the second quarter of fiscal 2009 decreased from $31.6 million, or $0.24 per diluted share, in the first quarter of fiscal 2009. Net income included stock-based compensation expense, acquisition-related charges, impairment charges related to marketable securities, and the related income tax effects and valuation allowance on deferred tax assets, totaling $18.0 million for the second quarter of fiscal 2009 compared to $10.3 million for the first quarter of fiscal 2009.

•	Cash, cash equivalents and marketable securities of $421.0 million at September 28, 2008 increased $15.6 million from $405.4 million at June 29, 2008.

•	Accounts receivable was $77.9 million as of September 28, 2008, compared to $86.7 million as of June 29, 2008. Days sales outstanding (DSO) in receivables improved to 41 days as of September 28, 2008 from 47 days as of June 29, 2008.

•	Inventories were $33.3 million as of September 28, 2008, compared to $26.2 million as of June 29, 2008. Our annualized inventory turns in the second quarter of fiscal 2009 were 6.6, a decrease from 8.5 turns in the first quarter of fiscal 2009.

As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

Results of Operations

Net Revenues

A summary of the components of our net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Net revenues:
Host Products	$119.7	$104.4	$240.3	$208.7
Network Products	29.8	22.0	59.7	46.4
Silicon Products	15.6	11.5	31.2	21.1
Royalty and Service	6.1	2.4	8.4	3.9

Total net revenues	$171.2	$140.3	$339.6	$280.1

Percentage of net revenues:
Host Products	70%	74%	71%	74%
Network Products	17	16	18	17
Silicon Products	9	8	9	8
Royalty and Service	4	2	2	1

Total net revenues	100%	100%	100%	100%

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

Our net revenues are derived primarily from the sale of Host Products and Network Products. Net revenues increased 22% to $171.2 million for the three months ended September 28, 2008 from $140.3 million for the three months ended September 30, 2007. This increase was primarily the result of a $15.3 million, or 15%, increase in revenue from Host Products; a $7.8 million, or 36%, increase in revenue from Network Products; and a $4.1 million, or 36%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 21% increase in the quantity of HBAs sold partially offset by a 5% decrease in average selling prices of these products. The increase in revenue from Network Products was primarily due to a 58% increase in the number of units of Fibre Channel switches sold, partially offset by an 18% decrease in the average selling prices of these products. The increase in revenue from Silicon Products from the same period in the prior year was due primarily to an increase in units sold. Royalty and Service revenues for the three months ended September 28, 2008 increased to $6.1 million from $2.4 million for the three months ended September 30, 2007, primarily due to a $3.5 million one-time royalty associated with the license of technology acquired from Troika Networks. Royalty and Service revenues are unpredictable and we do not expect them to be significant to our overall revenues.

Net revenues increased 21% to $339.6 million for the six months ended September 28, 2008 from $280.1 million for the six months ended September 30, 2007. This increase was primarily the result of a $31.6 million, or 15%, increase in revenue from Host Products; a $13.3 million, or 29%, increase in revenue from Network Products; and a $10.1 million, or 48%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 24% increase in the quantity of HBAs sold partially offset by a 7% decrease in average selling prices of these products. The increase in revenue from Network Products was primarily due to a 63% increase in the number of units of Fibre Channel switches sold, partially offset by a 21% decrease in the average selling prices of these products. The increase in revenue from Silicon Products from the same period in the prior year was due primarily to an increase in units sold. Royalty and Service revenues for the six months ended September 28, 2008 increased to $8.4 million from $3.9 million for the six months ended September 30, 2007, primarily due to a $4.0 million increase in royalty revenue.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% of net revenues during the six months ended September 28, 2008 and the fiscal year ended March 30, 2008. Three of our customers each represented 10% or more of net revenues for fiscal 2008, and these same three customers continued to be the only customers representing 10% or more of net revenues for the six months ended September 28, 2008.

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

Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In millions)

United States	$83.7	$68.5	$164.3	$146.3
Europe, Middle East and Africa	42.0	34.6	83.0	65.2
Asia-Pacific and Japan	36.5	28.8	72.4	51.8
Rest of the world	9.0	8.4	19.9	16.8

Total net revenues	$171.2	$140.3	$339.6	$280.1

Revenues by geographic area are presented based upon the country of destination, which is not necessarily indicative of the location of the ultimate end-user of our products.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Gross profit	$116.2	$91.3	$228.9	$180.2
Percentage of net revenues	67.9%	65.1%	67.4%	64.3%

Gross profit for the three months ended September 28, 2008 increased $24.9 million, or 27%, from gross profit for the three months ended September 30, 2007. The gross profit percentage for the three months ended September 28, 2008 was 67.9% and increased from 65.1% for the corresponding period in the prior year. The increase in gross profit percentage was primarily the result of manufacturing related efficiencies and the $3.5 million one-time royalty, partially offset by a $1.3 million increase in amortization of purchased intangible assets. As certain intangible assets are fully amortized as of September 28, 2008, amortization expense is expected to decrease in the future.

Gross profit for the six months ended September 28, 2008 increased $48.7 million, or 27%, from gross profit for the six months ended September 30, 2007. The gross profit percentage for the six months ended September 28, 2008 was 67.4% and increased from 64.3% for the corresponding period in the prior year. The increase in gross profit percentage was primarily the result of manufacturing related efficiencies.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Operating expenses:
Engineering and development	$33.1	$33.1	$67.4	$67.7
Sales and marketing	24.0	20.6	47.0	41.8
General and administrative	9.2	8.8	16.7	17.0
Special charges	—	1.6	—	3.8

Total operating expenses	$66.3	$64.1	$131.1	$130.3

Percentage of net revenues:
Engineering and development	19.3%	23.5%	19.9%	24.2%
Sales and marketing	14.0	14.7	13.8	14.9
General and administrative	5.4	6.3	4.9	6.1
Special charges	—	1.2	—	1.3

Total operating expenses	38.7%	45.7%	38.6%	46.5%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related benefit costs, development-related engineering and material costs, occupancy costs and related computer support costs. Engineering and development expenses were $33.1 million for the three months ended September 28, 2008 and September 30, 2007. New product development costs decreased by $1.0 million, offset by a $1.0 million increase in acquisition-related stock-based compensation. The increase in acquisition-related stock-based compensation was primarily due to a net reversal of expense of $0.7 million during the three months ended September 30, 2007, when we determined that the criteria for payment to certain individuals would not be met.

During the six months ended September 28, 2008, engineering and development expenses decreased to $67.4 million from $67.7 million for the six months ended September 30, 2007. The decrease in engineering and development expenses was due primarily to a $1.9 million decrease in cash compensation and related benefit costs resulting from a reduction in headcount during fiscal 2008 related to the consolidation and elimination of certain engineering activities. This decrease was partially offset by a $0.8 million increase in depreciation and equipment costs and a $0.6 million increase in stock-based compensation.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities. We expect engineering and development expenses to increase in the future as a result of continued, and increasing costs associated with, new product development.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $24.0 million for the three months ended September 28, 2008 from $20.6 million for the three months ended September 30, 2007. The increase in sales and marketing expenses was due primarily to a $2.6 million increase in cash compensation and related benefit costs, principally related to an $0.8 million increase in commissions and a $0.7 million increase in salaries due to increased headcount. In addition, occupancy costs and related computer support costs increased by $0.5 million.

Sales and marketing expenses increased to $47.0 million for the six months ended September 28, 2008 from $41.8 million for the six months ended September 30, 2007. The increase in sales and marketing expenses was due primarily to a $3.6 million increase in cash compensation and related benefit costs, principally related to a $1.5 million increase in commissions and a $1.1 million increase in salaries due to increased headcount. In addition, occupancy costs and related computer support costs increased by $1.2 million.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers. As a result, we expect sales and marketing expenses to increase in the future.

General and Administrative.  General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $9.2 million for the three months ended September 28, 2008 from $8.8 million for the three months ended September 30, 2007. The increase in general and administrative expenses was due primarily to a $0.6 million increase in cash compensation and related benefit costs due to increased headcount and a $0.4 million increase in legal expenses, partially offset by a $0.5 million decrease in stock-based compensation.

General and administrative expenses decreased to $16.7 million for the six months ended September 28, 2008 from $17.0 million for the six months ended September 30, 2007. The decrease in general and administrative expenses was due primarily to a $1.3 million decrease in stock-based compensation, partially offset by a $1.2 million increase in cash compensation and related benefit costs due to increased headcount.

In connection with the anticipated growth of our business, we expect general and administrative expenses will increase in the future.

Special Charges.  During the three and six months ended September 30, 2007, we recorded special charges of $1.6 million and $3.8 million, respectively, associated with the consolidation and elimination of certain engineering activities. As of September 28, 2008, the payments related to these activities were substantially complete.

Interest and Other Income (Expense), Net

Components of our interest and other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In millions)

Interest income	$3.0	$5.6	$6.5	$11.8
Gain on sales of marketable securities	—	—	0.4	0.2
Loss on sales of marketable securities	—	(0.1)	—	(0.2)
Impairment of marketable securities	(5.0)	—	(7.7)	—
Other	—	0.3	0.3	0.2

	$(2.0)	$5.8	$(0.5)	$12.0

Interest and other income (expense) for the three months ended September 28, 2008 was comprised of a $5.0 million impairment charge on marketable securities, partially offset by interest income of $3.0 million related to our portfolio of marketable securities. Interest and other income (expense) for the three months ended September 30, 2007 was comprised primarily of interest income related to our portfolio of marketable securities. Interest income decreased primarily due to a decline in interest rates.

Interest and other income (expense) for the six months ended September 28, 2008 was comprised principally of a $7.7 million impairment charge on marketable securities, partially offset by interest income of $6.5 million related to our portfolio of marketable securities and $0.4 million of net realized gains on sales of marketable securities. Interest and other income (expense) for the six months ended September 30, 2007 was comprised primarily of interest income related to our portfolio of marketable securities. Interest income decreased primarily due to a decrease in the balance of our marketable securities and a decline in interest rates.

We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in marketable securities, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses were other-than-temporary and recorded impairment charges of $5.0 million and $7.7 million related to our portfolio of marketable securities during the three and six months ended September 28, 2008, respectively.

Income Taxes

Our effective income tax rate was 40% and 33% for the six months ended September 28, 2008 and September 30, 2007, respectively. Our effective income tax rate for the six months ended September 28, 2008 was adversely impacted primarily by a valuation allowance against deferred tax assets related to impairment charges on certain marketable securities. Due to the recent turmoil in the financial and credit markets, and limitations on the deductibility of capital losses, we are currently unable to assert that it is more likely than not that we will realize the benefit of the related deferred tax assets. We expect the annual effective tax rate for fiscal 2009 to approximate 37%, which includes a benefit for federal research and development credits that were reinstated in October 2008. Our annual effective tax rate was 35% for fiscal 2008. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, stock-based compensation and uncertain tax positions.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $421.0 million at September 28, 2008 from $376.4 million at March 30, 2008. The increase in cash, cash equivalents and marketable securities was due primarily to our cash generated from operations, partially offset by the purchase of our common stock pursuant to our stock repurchase program. We believe that existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies.

Cash provided by operating activities was $113.4 million for the six months ended September 28, 2008 and $102.8 million for the six months ended September 30, 2007. Operating cash flow for the six months ended September 28, 2008 reflects our net income of $58.8 million, net non-cash charges of $57.9 million and a net increase in the non-cash components of working capital of $3.3 million. The increase in the non-cash components of working capital was primarily due to a $5.8 million increase in inventories, a $4.6 million decrease in accrued compensation and a $2.3 million increase in other assets, partially offset by a $5.2 million increase in accrued taxes and a $3.7 million decrease in accounts receivable. The changes in accrued compensation and accrued taxes were primarily due to the timing of payment obligations. The change in inventories was primarily due to a planned increase in component inventory as a result of volume discounts.

Cash used in investing activities was $63.9 million for the six months ended September 28, 2008 and consisted of net purchases of marketable securities of $51.1 million and additions to property and equipment of $12.8 million. Included in purchases of marketable securities was a $57.2 million reclassification of certain cash equivalents to marketable securities related to our investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that have suspended trading and redemptions. During the six months ended September 30, 2007, cash provided by investing activities of $159.6 million consisted primarily of net sales and maturities of marketable securities of $174.6 million, partially offset by additions to property and equipment of $15.1 million.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $46.6 million for the six months ended September 28, 2008 consisted primarily of our purchase of $67.5 million of common stock under our stock repurchase program, partially offset by $20.9 million of proceeds from the issuance of common stock under our stock plans and the related tax benefit. During the six months ended September 30, 2007, cash used in financing activities of $239.5 million consisted primarily of our purchase of $248.8 million of common stock under our stock repurchase program, partially offset by $9.3 million of proceeds from the issuance of common stock under our stock plans and the related tax benefit.

Our marketable securities include $32.0 million of investments in auction rate securities, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of September 28, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. On October 8, 2008, the broker for substantially all of the auction rate securities currently held by us offered certain Auction Rate Securities Rights (ARS Rights), in exchange for the release of certain potential claims and damages against the broker. The ARS Rights will entitle us to sell the related auction rate securities back to the broker for a price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. The ARS Rights offering requires us to formally accept the offer and all related terms no later than November 14, 2008. We are currently evaluating the terms of the ARS Rights offer.

While we expect to ultimately recover our investments in the auction rate securities at par, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities prior to redemption by the issuer. In addition, our marketable securities include an aggregate of $55.5 million in a money market fund and enhanced cash fund sponsored by The Reserve that have suspended trading and redemptions. These funds are in the process of being liquidated and we expect the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.

Except for auction rate securities, our marketable securities are valued based on quoted market prices or other observable market inputs. As of September 28, 2008, the entire $32.0 million portfolio of auction rate securities (approximately 12% of our marketable securities portfolio) was measured at fair value based on an income approach using an estimate of future cash flows. The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.

Since fiscal 2003, we have had stock repurchase programs that authorized us to purchase up to an aggregate of $1.25 billion of our outstanding common stock. As of September 28, 2008, we had repurchased a total of 70.8 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.1 billion. During the six months ended September 28, 2008, we repurchased 4.1 million shares for an aggregate purchase price of $68.0 million, of which $2.2 million was pending settlement as of September 28, 2008. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $107.4 million as of September 28, 2008.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 28, 2008, and their impact on our cash flows in future fiscal years, is as follows:

	2009
	(Remaining
	six months)	2010	2011	2012	2013	Thereafter	Total
			(In millions)

Operating leases	$2.8	$4.7	$3.2	$2.7	$1.9	$9.4	$24.7
Non-cancelable purchase obligations	62.3	1.5	—	—	—	—	63.8

Total	$65.1	$6.2	$3.2	$2.7	$1.9	$9.4	$88.5

The amount of unrecognized tax benefits under Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” at September 28, 2008 was $48.2 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

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

Marketable Securities and Investments

We invest primarily in marketable debt securities. We also hold shares of common stock in a publicly-traded company, which were received in connection with the sale of our hard disk drive controller and tape drive controller business in November 2005. All of our marketable securities are classified as available for sale and are recorded at fair value, primarily based on quoted market prices or other observable inputs. Due to the recent failures in the auction rate securities market, quoted market prices were not available for these assets as of September 28, 2008 and March 30, 2008. Accordingly, such securities were valued based on an income approach using an estimate of future cash flows.

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

Realized gains or losses and other-than-temporary declines in the fair value of marketable securities are determined on a specific identification basis and reported in interest and other income (expense), net, as incurred.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2008, the carrying value of our cash and cash equivalents approximates fair value.

We maintain a portfolio of marketable securities consisting primarily of money market and enhanced cash funds, marketable debt securities, including government securities, corporate debt obligations, municipal bonds, asset and mortgage-backed securities, and other debt securities, which principally have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.

In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. We also hold shares of common stock of Marvell Technology Group Ltd. (Marvell) that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. In addition, our portfolio of marketable securities as of September 28, 2008 includes $32.0 million of investments in auction rate securities, the majority of which are rated AA or higher.

There is currently significant turmoil in the credit market, including the impact to the value and liquidity of auction rate securities. As of September 28, 2008, our investment portfolio includes $22.3 million of auction rate debt securities and $9.7 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of September 28, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. On October 8, 2008, the broker for substantially all of the auction rate securities currently held by us offered certain Auction Rate Securities Rights (ARS Rights), in exchange for the release of certain potential claims and damages against the broker. The ARS Rights will entitle us to sell the related auction rate securities back to the broker for a price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. The ARS Rights offering requires us to formally accept the offer and all related terms no later than November 14, 2008. We are currently evaluating the terms of the ARS Rights offer.

While we expect to ultimately recover our investments in the auction rate securities at par, we may be unable to liquidate some or all of our auction rate securities should we need or desire to access the funds invested in those securities prior to redemption by the issuer. In addition, our marketable securities include an aggregate of $55.5 million in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that have suspended trading and redemptions. These funds are in the process of being liquidated and we expect the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.

Our asset and mortgage-backed securities totaled $30.1 million as of September 28, 2008 and consisted primarily of high quality investments insured by the federal government under various programs.

All of our marketable securities are classified as available for sale. As of September 28, 2008, we had gross unrealized losses of $6.8 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other than temporary and incur realized losses, which could adversely affect our financial condition or results of operations.

We do not use derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 28, 2008. There was no change in our internal control over financial reporting during our quarter ended September 28, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.	Risk Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 30, 2008, as set forth below. Except for the expanded discussion of the current economic environment, we do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 30, 2008.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While we do not currently require access to credit markets to finance our operations, these economic developments affect businesses in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products or reduced ability to finance operations to supply products to us. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

Fluctuations in our quarterly operating results may also be the result of:

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

In addition, our quarterly results of operations are influenced by competitive factors, including the pricing and availability of our products and our competitors’ products. Furthermore, communications regarding new products and technologies could cause our customers to defer or cancel purchases of our products. Order deferrals by our customers, delays in our introduction of new products, and longer than anticipated design-in cycles for our products have in the past adversely affected our quarterly results of operations. Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors, and as a result, the price of our common stock could significantly decrease.

Our revenues may be affected by changes in IT spending levels.

In the past, unfavorable or uncertain economic conditions and reduced global IT spending rates have adversely affected the markets in which we operate. Certain of our large customers are reporting weaknesses in particular markets and geographies, which may adversely affect our revenues. While we are unable to predict changes in general economic conditions and how the current global financial and market conditions will impact global IT spending rates, we are aware of a slowdown in capital expenditures by some end-users and believe there may be potential for a broader slowdown in global IT spending rates in the next few quarters. Furthermore, even if IT spending rates increase, we cannot be certain that the market for Storage Area Network (SAN) and server fabric infrastructure solutions will be positively impacted. If there are future reductions in either domestic or international IT spending rates, or if IT spending rates do not increase, our revenues, operating results and financial condition may be adversely affected.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85% of net revenues for the six months ended September 28, 2008 and the fiscal year ended March 30, 2008, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits, or ASICs, from single sources and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources. If one of these suppliers experiences an interruption in their ability to supply our needs, or chooses to sever their relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations. The worldwide economic slowdown and tightening of credit in financial markets may adversely impact our suppliers by limiting their ability to finance their business operations and as a result limit their ability to supply products to us.

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

As of September 28, 2008, we held short-term and long-term marketable securities aggregating $258.1 million. We invest primarily in marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. During the three months ended September 28, 2008, we recorded impairment charges related to marketable securities issued by companies in the financial services sector that had previously been rated AA or higher. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Our marketable securities include $32.0 million of investments in auction rate securities, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many auction rate securities began to fail, including auctions for our auction rate securities. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize the recorded value of these investments. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolio, which each had an asset coverage in excess of 200% for the related preferred security holders as of September 28, 2008. We believe that the gross unrealized losses associated with the auction rate securities in our portfolio are primarily due to the current liquidity issues in the auction rate securities market. On October 8, 2008, the broker for substantially all of the auction rate securities currently held by us offered certain Auction Rate Securities Rights (ARS Rights), in exchange for the release of certain potential claims and damages against the broker. The ARS Rights will entitle us to sell the related auction rate securities back to the broker for a price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. The ARS Rights offering requires us to formally accept the offer and all related terms no later than November 14, 2008. We are currently evaluating the terms of the ARS Rights offer.

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

As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demand. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business or results of operations. When we introduce new products and product enhancements, we face risks relating to product transitions, including risks relating to forecasting demand. Any such adverse event could have a material adverse effect on our business, financial condition or results of operations.

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

Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 52% and 49% of our net revenues for the six months ended September 28, 2008 and the fiscal year ended March 30, 2008, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

We have completed acquisitions that expanded our portfolio of products to include InfiniBand solutions. While the usage of InfiniBand technology has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among IT vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. InfiniBand may fail to effectively compete with other technologies, which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also impacted by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by the industry and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products.

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

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, we have operations, suppliers and customers in regions which have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane, tsunami or fire, affecting any of these regions could adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, our Board of Directors approved a new program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2009 under this stock purchase program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

June 30, 2008 — July 27, 2008	576,975	$14.60	576,975	$138,095,000
July 28, 2008 — August 24, 2008	670,073	$19.02	670,073	$125,349,000
August 25, 2008 — September 28, 2008	996,180	$18.05	996,180	$107,365,000

Total	2,243,228	$17.45	2,243,228	$107,365,000

We previously purchased 3,517,784 shares under the November 2007 program for an aggregate purchase price of $53.5 million.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The QLogic Corporation Annual Meeting of Stockholders was held on August 28, 2008.

b)	The following persons were elected to serve as directors of QLogic Corporation: H.K. Desai, Joel S. Birnbaum, James R. Fiebiger, Balakrishnan S. Iyer, Kathryn B. Lewis and George D. Wells.

c)	The following is a tabulation of the votes of the stockholders of QLogic Corporation with respect to the proposals presented at the 2008 Annual Meeting of Stockholders:

							Broker
			For	Against	Withheld	Abstain	Non-Votes

(i	)	Election of Directors:
		H.K. Desai	112,278,842	—	3,081,571	—	—
		Joel S. Birnbaum	113,072,789	—	2,287,624	—	—
		James R. Fiebiger	111,193,568	—	4,166,845	—	—
		Balakrishnan S. Iyer	103,963,593	—	11,396,820	—	—
		Kathryn B. Lewis	112,528,456	—	2,831,957	—	—
		George D. Wells	111,918,919	—	3,441,494	—	—
(ii	)	Approval of amendments to the QLogic Corporation 2005 Performance Incentive Plan	75,063,615	17,263,780	—	973,912	22,059,195
(iii	)	Approval of amendments to the QLogic Corporation 1998 Employee Stock Purchase Plan	83,330,972	9,006,191	—	964,144	22,059,195
(iv	)	Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2009	103,874,860	10,146,897	—	1,338,745	—

Item 6.	Exhibits

Exhibits

Exhibit No.

3.1	Bylaws of Registrant, as amended. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
10.1	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2008.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
10.2	QLogic Corporation Non-Employee Director Equity Award Program.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
10.3	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 22, 2008.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Simon Biddiscombe
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 29, 2008

EXHIBIT INDEX

Exhibit No.

3.1	Bylaws of Registrant, as amended. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
10.1	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2008.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
10.2	QLogic Corporation Non-Employee Director Equity Award Program.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
10.3	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 22, 2008.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.