Form 10-Q
period 2008-12-28
QLOGIC CORP
filed 2009-02-04
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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
Yes ☐ No ☑
     As of January 29, 2009, 121,238,405 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	March 30,
	2008	2008
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$151,681	$160,009
Short-term marketable securities	183,063	160,497
Accounts receivable, less allowance for doubtful accounts of $1,191 and $1,176 as of December 28, 2008 and March 30, 2008, respectively	87,531	81,642
Inventories	30,171	27,520
Deferred tax assets	22,563	32,227
Other current assets	9,450	8,925

Total current assets	484,459	470,820
Long-term marketable securities	36,908	55,903
Property and equipment, net	93,071	93,726
Goodwill	118,859	127,409
Purchased intangible assets, net	22,027	34,652
Deferred tax assets	26,484	25,870
Other assets	3,957	2,586

	$785,765	$810,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,915	$35,643
Accrued compensation	24,824	31,120
Accrued taxes	3,905	5,262
Deferred revenue	6,998	8,693
Other current liabilities	6,893	5,952

Total current liabilities	78,535	86,670
Accrued taxes	56,245	48,163
Deferred revenue	8,603	5,087
Other liabilities	4,742	5,130

Total liabilities	148,125	145,050

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 201,795,000 and 199,652,000 shares issued at December 28, 2008 and March 30, 2008, respectively	202	200
Additional paid-in capital	703,689	657,893
Retained earnings	1,174,530	1,084,938
Accumulated other comprehensive income (loss)	291	(2,530)
Treasury stock, at cost: 79,067,000 and 66,638,000 shares at December 28, 2008 and March 30, 2008, respectively	(1,241,072)	(1,074,585)

Total stockholders’ equity	637,640	665,916

	$785,765	$810,966

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(Unaudited; In thousands, except per share amounts)
Net revenues	$163,691	$158,040	$503,315	$438,143
Cost of revenues	54,770	52,237	165,542	152,113

Gross profit	108,921	105,803	337,773	286,030

Operating expenses:
Engineering and development	33,117	33,174	100,565	100,916
Sales and marketing	20,918	20,292	67,895	62,104
General and administrative	8,172	8,260	24,892	25,250
Special charges	1,407	—	1,407	3,772

Total operating expenses	63,614	61,726	194,759	192,042

Operating income	45,307	44,077	143,014	93,988
Interest and other income, net	2,511	4,866	2,035	16,885

Income before income taxes	47,818	48,943	145,049	110,873
Income taxes	17,028	17,073	55,457	37,428

Net income	$30,790	$31,870	$89,592	$73,445

Net income per share:
Basic	$0.24	$0.23	$0.69	$0.51

Diluted	$0.24	$0.23	$0.68	$0.50

Number of shares used in per share calculations:
Basic	126,180	136,836	130,050	144,932

Diluted	126,497	137,421	130,932	145,614

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 28,	December 30,
	2008	2007
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$89,592	$73,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,579	22,842
Stock-based compensation	22,144	24,249
Acquisition-related:
Amortization of purchased intangible assets	12,319	13,107
Stock-based compensation	787	568
Deferred income taxes	15,632	(12,472)
Impairment of available-for-sale securities	12,002	—
Net gains on trading securities	(3,605)	—
Provision for losses on accounts receivable	111	190
Loss on disposal of property and equipment	137	1,121
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	(2,286)
Inventories	(2,651)	7,720
Other assets	(2,149)	2,053
Accounts payable	(2,073)	3,813
Accrued compensation	(5,376)	(7,108)
Accrued taxes	6,725	33,329
Deferred revenue	1,821	2,740
Other liabilities	(702)	(756)

Net cash provided by operating activities	163,293	162,555

Cash flows from investing activities:
Purchases of available-for-sale securities	(117,475)	(120,923)
Proceeds from sales and maturities of available-for-sale securities	107,874	348,387
Proceeds from disposition of trading securities	2,675	—
Additions to property and equipment	(21,410)	(22,460)
Acquisition of business	—	67

Net cash provided by (used in) investing activities	(28,336)	205,071

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	21,624	11,262
Tax benefit from issuance of stock under stock plans	323	364
Purchase of treasury stock	(165,232)	(315,276)

Net cash used in financing activities	(143,285)	(303,650)

Net increase (decrease) in cash and cash equivalents	(8,328)	63,976
Cash and cash equivalents at beginning of period	160,009	76,804

Cash and cash equivalents at end of period	$151,681	$140,780

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. The results of operations for the three and nine months ended December 28, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
     The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in our estimates, including our estimates impacting marketable securities and long-lived assets. Significant judgment is required in determining the fair value of marketable securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists and in estimating future cash flows for any necessary impairment tests. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
Note 2. Acquisition of SilverStorm Technologies, Inc.
     In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) by merger. Cash consideration was $59.6 million, including $59.1 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. Based on a preliminary purchase price allocation, the Company allocated the total purchase consideration to the tangible assets, liabilities and identifiable intangible assets acquired, as well as purchased in-process research and development. During the first quarter of fiscal 2009, the Company finalized its determination of the net operating loss carryforwards and other tax benefits available from the acquisition, resulting in an increase in deferred tax assets of $8.6 million and a corresponding decrease in goodwill.
Note 3. Marketable Securities and Fair Value Measurements
     Marketable Securities
     A summary of the components of marketable securities is as follows:

	December 28,	March 30,
	2008	2008
	(In thousands)
Available-for-sale securities	$183,159	$216,400
Trading securities	36,812	—

Total marketable securities	219,971	216,400
Less short-term marketable securities	183,063	160,497

Long-term marketable securities	$36,908	$55,903

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 28, 2008
Corporate debt obligations	$54,328	$453	$(1,089)	$53,692
U.S. Government and agency securities	44,832	1,467	—	46,299
Asset and mortgage-backed securities	25,630	334	(377)	25,587
Municipal bonds	2,545	59	—	2,604

Total debt securities	127,335	2,313	(1,466)	128,182
Money market and enhanced cash funds	49,000	—	—	49,000
Auction rate preferred securities	101	—	(5)	96
Publicly-traded common stock	5,881	—	—	5,881

Total available-for-sale securities	$182,317	$2,313	$(1,471)	$183,159

March 30, 2008
Corporate debt obligations	$68,234	$635	$(168)	$68,701
U.S. Government and agency securities	40,242	964	—	41,206
Asset and mortgage-backed securities	35,373	490	(28)	35,835
Auction rate debt securities	25,640	—	(1,582)	24,058
Municipal bonds	4,548	67	—	4,615

Total debt securities	174,037	2,156	(1,778)	174,415
Auction rate preferred securities	36,425	—	(4,580)	31,845
Publicly-traded common stock	10,140	—	—	10,140

Total available-for-sale securities	$220,602	$2,156	$(6,358)	$216,400

     As of December 28, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis.  Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.  Based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of marketable securities were other-than-temporary and recorded impairment charges for these securities of $4.3 million and $12.0 million during the three and nine months ended December 28, 2008, respectively, which are included in interest and other income, net, in the accompanying condensed consolidated statements of income. The Company determined that the remaining unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income.
     As of December 28, 2008, the Company had investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that have suspended trading and redemptions. These funds are in the process of being liquidated and the Company expects the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. As a result, during the three months ended September 28, 2008, the Company reclassified $55.5 million (net of $1.7 million of impairment charges) of such investments from cash equivalents to available-for-sale securities. This reclassification is included in purchases of available-for-sale securities in the accompanying condensed consolidated statement of cash flows for the nine months ended December 28, 2008. During the three months ended December 28, 2008, the Company received net proceeds totaling $6.5 million from the partial liquidation of these funds. Subsequent to December 28, 2008, the Company received an additional $33.7 million as part of the liquidation process.
     The Company’s marketable securities also include investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher.  During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the Company’s ARS.  The underlying assets for the auction rate debt securities in the Company’s portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of the Company’s auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, the Company entered into an agreement with the broker for substantially all of the ARS currently held by the Company, which provides the Company with certain rights (ARS Rights), in exchange for the release of potential claims and damages

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
against the broker. The ARS Rights entitle the Company to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by the Company at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement.
     The ARS Rights agreement, a legally enforceable contract, results in put options and are recognized as free standing assets separate from the ARS, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company elected to measure the put options at fair value in accordance with SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of Financial Accounting Standards Board (FASB) Statement No. 115” and recorded the initial fair value of $8.1 million in marketable securities with the related gains recognized in interest and other income, net, in the accompanying condensed consolidated statements of income for the three and nine months ended December 28, 2008. In connection with the election to measure the put options at fair value, the Company has classified these financial instruments as trading securities. The ARS associated with the ARS Rights, previously classified as available-for-sale securities, were reclassified to trading securities during the three months ended December 28, 2008. As a result, the Company recognized a loss of $3.4 million, which had previously been recorded in accumulated other comprehensive loss and $1.1 million related to changes in the fair market value of the trading securities subsequent to the reclassification. The loss related to the ARS is included in interest and other income, net, in the accompanying consolidated statements of income for the three and nine months ended December 28, 2008. Subsequent changes in fair value of the put options and the ARS will be recorded in earnings in the related period.
     The Company’s portfolio of trading securities consists of the following:

December 28,
2008
(In thousands)
Auction rate debt securities	$21,866
Auction rate preferred securities	6,799
Put options related to auction rate securities	8,147

Total trading securities	$36,812

     The Company may be unable to liquidate some or all of its ARS in the near term and, accordingly, has classified its auction rate debt and preferred securities, as well as the related put options, as long-term as of December 28, 2008.
     Deferred Taxes related to Marketable Securities
     During the three and nine months ended December 28, 2008, the Company recorded $2.5 million and $7.7 million, respectively, for valuation allowances against deferred tax assets related to impairments on certain marketable securities. Due to the recent turmoil in the financial and credit markets, and limitations on the deductibility of capital losses, management is currently unable to assert that it is more likely than not that the Company will realize the benefit of the related deferred tax assets.
     Fair Value Measurements
     Effective March 31, 2008, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets, which are comprised solely of marketable securities. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” that clarifies the application of SFAS No. 157 in valuing assets in inactive markets. FSP No. 157-3 was effective upon issuance and its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets measured at fair value on a recurring basis as of December 28, 2008 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Corporate debt obligations	$43,067	$10,625	$—	$53,692
U.S. Government and agency securities	46,299	—	—	46,299
Asset and mortgage-backed securities	5,539	20,048	—	25,587
Auction rate debt securities	—	—	21,866	21,866
Municipal bonds	2,604	—	—	2,604

Total debt securities	97,509	30,673	21,866	150,048
Money market and enhanced cash funds	—	49,000	—	49,000
Auction rate preferred securities	—	—	6,895	6,895
Put options related to certain auction rate securities	—	—	8,147	8,147
Publicly-traded common stock	5,881	—	—	5,881

Balance as of December 28, 2008	$103,390	$79,673	$36,908	$219,971

     The Company’s investments in ARS and the related put options are classified within Level 3 because there are currently no active markets for these securities and the Company is unable to obtain independent valuations from market sources.  Therefore, the ARS and the related put options were primarily valued based on an income approach using an estimate of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums. The total amount of assets measured using Level 3 valuation methodologies represented less than 5% of total assets as of December 28, 2008.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended December 28, 2008 is as follows:

			Change in
	Beginning	Total Realized	Unrealized	Sales and Other	Ending
Three Months Ended December 28, 2008	Balance	Gains (Losses)	Losses	Settlements	Balance
	(In thousands)
Auction rate debt securities	$22,348	$(2,401)	$3,104	$(1,185)	$21,866
Auction rate preferred securities	9,664	(2,141)	1,255	(1,883)	6,895
Put options related to certain auction rate securities	—	8,147	—	—	8,147

Total	$32,012	$3,605	$4,359	$(3,068)	$36,908

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Change in
	Beginning	Total Realized	Unrealized	Sales and Other	Ending
Nine Months Ended December 28, 2008	Balance	Gains (Losses)	Losses	Settlements	Balance
	(In thousands)
Auction rate debt securities	$24,058	$(2,401)	$1,582	$(1,373)	$21,866
Auction rate preferred securities	31,845	(4,839)	4,575	(24,686)	6,895
Put options related to certain auction rate securities	—	8,147	—	—	8,147

Total	$55,903	$907	$6,157	$(26,059)	$36,908

     Realized gains and losses are included in interest and other income, net, in the accompanying condensed consolidated statements of income for the three and nine months ended December 28, 2008. Realized gains and losses for the three and nine months ended December 28, 2008 included losses totaling $3.4 million that were transferred from accumulated other comprehensive loss as a result of the reclassification of the ARS from available-for-sale to trading securities and $1.1 million related to changes in the fair market value of the trading securities subsequent to the reclassification.
Note 4. Inventories
     Components of inventories are as follows:

	December 28,	March 30,
	2008	2008
	(In thousands)
Raw materials	$9,639	$7,403
Finished goods	20,532	20,117

	$30,171	$27,520

Note 5. Purchased Intangible Assets
     Purchased intangible assets consist of the following:

	December 28, 2008			March 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Acquisition-related intangibles:
Core/developed technology	$43,700	$25,437	$18,263	$43,700	$15,737	$27,963
Customer relationships	9,700	7,005	2,695	9,700	4,580	5,120
Other	775	633	142	775	439	336

	54,175	33,075	21,100	54,175	20,756	33,419

Other purchased intangibles:
Technology-related	2,911	1,984	927	2,596	1,363	1,233

	$57,086	$35,059	$22,027	$56,771	$22,119	$34,652

     A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$2,082	$2,976	$10,421	$10,681
Engineering and development	32	32	94	283
Sales and marketing	808	808	2,425	2,736

	$2,922	$3,816	$12,940	$13,700

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the estimated future amortization expense of purchased intangible assets as of December 28, 2008:

Fiscal	(In thousands)
2009 (remaining three months)	$2,910
2010	9,865
2011	7,487
2012	1,765

$22,027

Note 6. Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.55 billion of the Company’s outstanding common stock, including a program approved in November 2008 authorizing the repurchase of up to $300 million of the Company’s outstanding common stock. During the nine months ended December 28, 2008, the Company purchased 12.4 million shares of its common stock for an aggregate purchase price of $166.5 million, of which $3.0 million was pending settlement at December 28, 2008 and is included in other current liabilities in the accompanying condensed consolidated balance sheet. As of December 28, 2008, the Company had purchased a total of 79.1 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.2 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 7. Special Charges
     During the three months ended December 28, 2008, the Company implemented a workforce reduction initiative primarily in response to the macroeconomic environment and recorded special charges totaling $1.4 million associated with the cost of severance benefits for the affected employees, of which $0.8 million had been paid as of December 28, 2008. The unpaid severance benefits of $0.6 million are expected to be paid over the terms of the related agreements, principally during fiscal 2009.
     During the nine months ended December 30, 2007, the Company recorded special charges of $3.8 million associated with the consolidation and elimination of certain engineering activities. As of December 28, 2008, the payments related to these activities were substantially complete.
Note 8. Stock-Based Compensation
     During the nine months ended December 28, 2008, the Company granted options to purchase 3,969,000 shares of common stock and 921,000 restricted stock units with weighted average grant date fair values of $5.68 and $15.16 per share, respectively.
     A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In thousands)
Cost of revenues	$569	$564	$1,577	$1,629
Engineering and development	3,748	3,851	11,600	11,131
Sales and marketing	1,288	1,479	4,303	4,753
General and administrative	1,400	2,168	4,664	6,736

	$7,005	$8,062	$22,144	$24,249

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Interest and Other Income, Net
     Components of interest and other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In thousands)
Interest income	$2,850	$4,448	$9,435	$16,251
Gain on recognition of put options (see Note 3)	8,147	—	8,147	—
Loss on trading securities	(4,542)	—	(4,542)	—
Impairment of available-for-sale securities	(4,259)	—	(12,002)	—
Gain on sales of available-for-sale securities	559	402	993	571
Loss on sales of available-for-sale securities	(87)	(16)	(129)	(194)
Other	(157)	32	133	257

	$2,511	$4,866	$2,035	$16,885

Note 10. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net income	$30,790	$31,870	$89,592	$73,445

Shares:
Weighted-average shares outstanding — basic	126,180	136,836	130,050	144,932
Dilutive potential common shares, using treasury stock method	317	585	882	682

Weighted-average shares outstanding — diluted	126,497	137,421	130,932	145,614

Net income per share:
Basic	$0.24	$0.23	$0.69	$0.51

Diluted	$0.24	$0.23	$0.68	$0.50

     Stock-based awards, including stock options and restricted stock units, representing 27,455,000 and 25,183,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 28, 2008, respectively, and 25,191,000 and 24,924,000 shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 30, 2007, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.
Note 11. Comprehensive Income
     Components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$30,790	$31,870	$89,592	$73,445
Other comprehensive income:
Unrealized losses on available-for-sale securities reclassified to trading securities, net of tax (see Note 3)	2,093	—	2,093	—
Other changes in unrealized gains/losses on available-for-sale securities, net of tax	2,080	(1,147)	728	(1,186)

	$34,963	$30,723	$92,413	$72,259

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
  Third Quarter Financial Highlights and Other Information
     A summary of the key factors and significant events which impacted our financial performance during the third quarter of fiscal 2009 are as follows:
•	Net revenues were $163.7 million for the third quarter of fiscal 2009 compared to $171.2 million in the second quarter of fiscal 2009.

•	Gross profit as a percentage of net revenues was 66.5% for the third quarter of fiscal 2009 compared to 67.9% for the second quarter of fiscal 2009.

•	Operating income as a percentage of net revenues was 27.7% for the third quarter of fiscal 2009 compared to 29.2% in the second quarter of fiscal 2009.

•	Net income of $30.8 million, or $0.24 per diluted share, in the third quarter of fiscal 2009 increased from $27.2 million, or $0.20 per diluted share, in the second quarter of fiscal 2009.

•	Cash, cash equivalents and marketable securities were $371.7 million at December 28, 2008 compared to $421.0 million at September 28, 2008.

•	Accounts receivable was $87.5 million as of December 28, 2008, compared to $77.9 million as of September 28, 2008. Days sales outstanding (DSO) in receivables was 49 days as of December 28, 2008 compared to 41 days as of September 28, 2008.

•	Inventories were $30.2 million as of December 28, 2008, compared to $33.3 million as of September 28, 2008. Our annualized inventory turns in the third quarter of fiscal 2009 increased to 7.3 from 6.6 turns in second quarter of fiscal 2009.

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
Results of Operations
  Net Revenues
     A summary of the components of our net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(Dollars in millions)
Net revenues:
Host Products	$112.2	$118.9	$352.5	$327.5
Network Products	32.8	27.8	92.5	74.2
Silicon Products	16.5	9.3	47.7	30.4
Royalty and Service	2.2	2.0	10.6	6.0

Total net revenues	$163.7	$158.0	$503.3	$438.1

Percentage of net revenues:
Host Products	69%	75%	70%	75%
Network Products	20	18	18	17
Silicon Products	10	6	10	7
Royalty and Service	1	1	2	1

Total net revenues	100%	100%	100%	100%

     Historically, the global marketplace for network infrastructure solutions has expanded in response to the information storage requirements of enterprise business environments, as well as the emerging market for solutions in HPC environments. These markets have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices. However, as a result of the worldwide economic slowdown, we believe there may be potential for a broader slowdown in global IT spending rates in the next few quarters. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.
     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 4% to $163.7 million for the three months ended December 28, 2008 from $158.0 million for the three months ended December 30, 2007. The change in net revenue was primarily the result of a $6.7 million, or 6%, decrease in revenue from Host Products; a $5.0 million, or 18%, increase in revenue from Network Products; and a $7.2 million, or 78%, increase in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a 9% decrease in the average selling prices of HBAs, partially offset by a 3% increase in the quantity of these products sold. The increase in revenue from Network Products was primarily due to a 27% increase in the number of InfiniBand switches sold and a 49% increase in the number of Fibre Channel switches sold, partially offset by a 27% decrease in the average selling prices of Fibre Channel switches. The increase in revenue from Silicon Products from the same period in the prior year was due primarily to an increase in the number of protocol chips sold, partially offset by a decrease in revenue from management controllers, as these products have reached end of life. Royalty and Service revenues are unpredictable and we do not expect them to be significant to our overall revenues.
     Net revenues increased 15% to $503.3 million for the nine months ended December 28, 2008 from $438.1 million for the nine months ended December 30, 2007. This increase was primarily the result of a $25.0 million, or 8%, increase in revenue from Host Products; an $18.3 million, or 25%, increase in revenue from Network Products; and a $17.3 million, or 57%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 17% increase in the quantity of HBAs sold partially offset by an 8% decrease in average selling prices of these products. The increase in revenue from Network Products was primarily due to a 58% increase in the number of Fibre Channel switches sold, partially offset by a 23% decrease in the average selling prices of these products and a 46% increase in the number of InfiniBand switches sold. The increase in revenue from Silicon Products from the same period in the prior year was due primarily to an increase in the number of protocol chips sold. Royalty and Service revenues for the nine months ended December 28, 2008 increased to $10.6 million from $6.0 million for the nine months ended December 30, 2007, primarily due to a $3.5 million one-time royalty associated with the license of technology acquired from Troika Networks.

     A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83% and 85% of net revenues during the nine months ended December 28, 2008 and the fiscal year ended March 30, 2008, respectively. Three of our customers each represented 10% or more of net revenues for fiscal 2008, and these same three customers continued to be the only customers representing 10% or more of net revenues for the nine months ended December 28, 2008.
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
     Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In millions)
United States	$75.8	$78.7	$240.1	$224.9
Europe, Middle East and Africa	40.4	40.2	123.4	105.4
Asia-Pacific and Japan	39.0	29.1	111.4	81.0
Rest of the world	8.5	10.0	28.4	26.8

Total net revenues	$163.7	$158.0	$503.3	$438.1

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
  Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(Dollars in millions)
Gross profit	$108.9	$105.8	$337.8	$286.0
Percentage of net revenues	66.5%	66.9%	67.1%	65.3%
     Gross profit for the three months ended December 28, 2008 increased $3.1 million, or 3%, from gross profit for the three months ended December 30, 2007.  The gross profit percentage for the three months ended December 28, 2008 was 66.5% and compared to 66.9% for the corresponding period in the prior year.
     Gross profit for the nine months ended December 28, 2008 increased $51.8 million, or 18%, from gross profit for the nine months ended December 30, 2007.  The gross profit percentage for the nine months ended December 28, 2008 was 67.1% and increased from 65.3% for the corresponding period in the prior year.  The increase in gross profit percentage was primarily the result of manufacturing related efficiencies.
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

  Operating Expenses
     Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating expenses:
Engineering and development	$33.1	$33.2	$100.6	$100.9
Sales and marketing	20.9	20.3	67.9	62.1
General and administrative	8.2	8.2	24.9	25.2
Special charges	1.4	—	1.4	3.8

Total operating expenses	$63.6	$61.7	$194.8	$192.0

Percentage of net revenues:
Engineering and development	20.2%	21.0%	20.0%	23.0%
Sales and marketing	12.8	12.9	13.5	14.2
General and administrative	5.0	5.2	4.9	5.8
Special charges	0.9	—	0.3	0.8

Total operating expenses	38.9%	39.1%	38.7%	43.8%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, service and material costs, occupancy costs and related computer support costs. Engineering and development expenses decreased to $33.1 million for the three months ended December 28, 2008 from $33.2 million for the three months ended December 30, 2007. During the nine months ended December 28, 2008, engineering and development expenses decreased to $100.6 million from $100.9 million for the nine months ended December 30, 2007. The decrease was primarily due to a $1.7 million decrease in cash compensation and benefit costs resulting from a net reduction in headcount, including a reduction in headcount related to the consolidation and elimination of certain engineering activities during fiscal 2008. This decrease was partially offset by a $1.1 million increase in depreciation and equipment costs.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $20.9 million for the three months ended December 28, 2008 from $20.3 million for the three months ended December 30, 2007. The increase in sales and marketing expenses was due primarily to a $0.5 million increase in cash compensation and related benefit costs.
     Sales and marketing expenses increased to $67.9 million for the nine months ended December 28, 2008 from $62.1 million for the nine months ended December 30, 2007. The increase in sales and marketing expenses was due primarily to a $4.1 million increase in cash compensation and related benefit costs, principally related to a $1.9 million increase in salaries due to increased headcount and a $1.8 million increase in commissions. In addition, occupancy costs and related computer support costs increased by $1.4 million.
     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses were consistent at $8.2 million for the three months ended December 28, 2008 and December 30, 2007, respectively.
     General and administrative expenses decreased to $24.9 million for the nine months ended December 28, 2008 from $25.2 million for the nine months ended December 30, 2007. The decrease in general and administrative expenses was due primarily to a $2.1 million decrease in stock-based compensation, partially offset by a $1.3 million increase in cash compensation and related benefit costs due to increased headcount.

     Special Charges. During the three months ended December 28, 2008, we implemented a workforce reduction initiative primarily in response to the macroeconomic environment and recorded special charges totaling $1.4 million associated with the cost of severance benefits for the affected employees, of which $0.8 million had been paid as of December 28, 2008. The unpaid severance benefits of $0.6 million are expected to be paid over the terms of the related agreements, principally during fiscal 2009.
     During the nine months ended December 30, 2007, we recorded special charges of $3.8 million associated with the consolidation and elimination of certain engineering activities. As of December 28, 2008, the payments related to these activities were substantially complete.
  Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In millions)
Interest income	$2.9	$4.4	$9.4	$16.2
Gain on recognition of put options	8.1	—	8.1	—
Loss on trading securities	(4.5)	—	(4.5)	—
Impairment of available-for-sale securities	(4.3)	—	(12.0)	—
Gain on sales of available-for-sale securities	0.6	0.4	1.0	0.6
Loss on sales of available-for-sale securities	(0.1)	—	(0.1)	(0.2)
Other	(0.2)	0.1	0.1	0.3

	$2.5	$4.9	$2.0	$16.9

     Interest and other income, net, for the three months ended December 28, 2008 was comprised principally of an $8.1 million gain on the recognition of put options and $2.9 million of interest income related to our portfolio of marketable securities, partially offset by a $4.5 million loss on trading securities and a $4.3 million impairment charge on available-for-sale securities. The gain on recognition of put options resulted from an agreement that we entered into with the broker for substantially all of our auction rate securities (ARS) that entitles us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. The loss on trading securities was due to the realization of $3.4 million of previously unrealized losses on certain ARS that were transferred from accumulated other comprehensive loss as a result of the reclassification of the ARS from available-for-sale to trading securities and $1.1 million related to changes in the fair market value of the trading securities subsequent to the reclassification. Interest income decreased primarily due to a decrease in the balance of our marketable securities and a decline in interest rates.
     Interest and other income, net, for the nine months ended December 28, 2008 was comprised principally of $9.4 million of interest income related to our portfolio of marketable securities, the $8.1 million gain on the recognition of the put options and $0.9 million of net gains on sales of available-for-sale securities, partially offset by a $12.0 million impairment charge on available-for-sale securities and the $4.5 million loss on trading securities. Interest income decreased primarily due to a decrease in the balance of our marketable securities and a decline in interest rates.
     We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in available-for-sale securities, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the marketable security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses were other-than-temporary and recorded impairment charges of $4.3 million and $12.0 million related to our portfolio of available-for-sale securities during the three and nine months ended December 28, 2008, respectively.

  Income Taxes
     Our effective income tax rate was 38% and 34% for the nine months ended December 28, 2008 and December 30, 2007, respectively. Our effective income tax rate for the nine months ended December 28, 2008 was adversely impacted by a valuation allowance against deferred tax assets related to impairment charges on certain available-for-sale securities. Due to the recent turmoil in the financial and credit markets, and limitations on the deductibility of capital losses, we are currently unable to assert that it is more likely than not that we will realize the benefit of the related deferred tax assets. The impact of the valuation allowance was partially offset by the retroactive benefit for the federal research tax credit which was reinstated in October 2008. We expect the annual effective tax rate for fiscal 2009 to approximate 37%. Our annual effective tax rate was 35% for fiscal 2008. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction.  If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, stock-based compensation and uncertain tax positions.
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and marketable securities totaled $371.7 million at December 28, 2008 compared to $376.4 million at March 30, 2008. The decrease in cash, cash equivalents and marketable securities was due primarily to the purchase of our common stock pursuant to our stock repurchase program, partially offset by our cash generated from operations. We believe that existing cash, cash equivalents, marketable securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies and there can be no assurance that sources of liquidity will be available to us at that time.
     Cash provided by operating activities was $163.3 million for the nine months ended December 28, 2008 and $162.6 million for the nine months ended December 30, 2007.  Operating cash flow for the nine months ended December 28, 2008 reflects our net income of $89.6 million, net non-cash charges of $84.1 million and a net increase in the non-cash components of working capital of $10.4 million.  The increase in the non-cash components of working capital was primarily due to a $6.0 million increase in accounts receivable, a $5.4 million decrease in accrued compensation, a $2.7 million increase in inventories and a $2.1 million increase in other assets, partially offset by a $6.7 million increase in accrued taxes. The increase in accounts receivable was primarily due to the timing of cash receipts which was impacted by holiday shutdowns of several of our customers. The changes in accrued compensation and accrued taxes were primarily due to the timing of payment obligations. The increase in inventories was primarily due to a planned increase in component inventory as a result of volume discounts.
     Cash used in investing activities was $28.3 million for the nine months ended December 28, 2008 and consisted of additions to property and equipment of $21.4 million and net purchases of marketable securities of $6.9 million. Included in purchases of available-for-sale securities was a $57.2 million reclassification of certain cash equivalents to available-for-sale securities related to our investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that have suspended trading and redemptions. During the three months ended December 28, 2008, we received net proceeds totaling $6.5 million from the partial liquidation of these funds. During the nine months ended December 30, 2007, cash provided by investing activities of $205.1 million consisted primarily of net sales and maturities of available-for-sale securities of $227.5 million, partially offset by additions to property and equipment of $22.4 million.
     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $143.3 million for the nine months ended December 28, 2008 consisted primarily of our purchase of $165.2 million of common stock under our stock repurchase program, partially offset by $21.9 million of proceeds from the issuance of common stock under our stock plans and the related tax benefit. During the nine months ended December 30, 2007, cash used in financing activities of $303.7 million consisted primarily of our purchase of $315.3 million of common stock under our stock repurchase program, partially offset by $11.6 million of proceeds from the issuance of common stock under our stock plans and the related tax benefit.
     Our marketable securities include $28.8 million of investments in ARS, the majority of which are rated AA or higher.  During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.

     In November 2008, we entered into an agreement with the broker for substantially all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights.
     In addition, our marketable securities as of December 28, 2008, include an aggregate of $49.0 million in a money market fund and enhanced cash fund sponsored by The Reserve that have suspended trading and redemptions. These funds are in the process of being liquidated and we expect the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. Subsequent to December 28, 2008, we received an additional $33.7 million as part of the liquidation process. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.
     Except for our ARS and the related put options, our marketable securities are valued based on quoted market prices or other observable market inputs. As of December 28, 2008, the entire $28.8 million portfolio of ARS and the related put options valued at $8.1 million (collectively approximating 17% of our marketable securities portfolio) were measured at fair value based on an income approach using an estimate of future cash flows. The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.
     Since fiscal 2003, we have had stock repurchase programs that authorized us to purchase up to an aggregate of $1.55 billion of our outstanding common stock, including a program approved in November 2008 authorizing the repurchase of up to $300 million of our outstanding common stock. As of December 28, 2008, we had repurchased a total of 79.1 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.2 billion. During the nine months ended December 28, 2008, we repurchased 12.4 million shares for an aggregate purchase price of $166.5 million, of which $3.0 million was pending settlement as of December 28, 2008. Pursuant to the existing stock repurchase programs, we are authorized to repurchase shares with an aggregate cost of up to $308.9 million as of December 28, 2008.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 28, 2008, and their impact on our cash flows in future fiscal years, is as follows:

	2009
	(Remaining
	three months)	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Operating leases	$1.8	$6.2	$4.4	$3.4	$2.7	$10.5	$29.0
Non-cancelable purchase obligations	36.7	1.4	—	—	—	—	38.1

Total	$38.5	$7.6	$4.4	$3.4	$2.7	$10.5	$67.1

     The amount of unrecognized tax benefits under Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” at December 28, 2008 was $56.2 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other factors, including the current economic environment, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the accounting policies described below to be our most critical accounting policies. These accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.
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
     An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. This reserve is determined by analyzing specific customer accounts, applying historical loss rates to the aging of remaining accounts receivable balances, and considering the impact of the current economic environment where appropriate. If the financial condition of our customers were to deteriorate, resulting in their inability to pay their accounts when due, additional reserves might be required.

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
  Marketable Securities and Investments
     We invest primarily in marketable debt securities. We also hold shares of common stock in a publicly-traded company, which were received in connection with the sale of our hard disk drive controller and tape drive controller business in November 2005. All of our marketable securities are recorded at fair value, primarily based on quoted market prices or other observable inputs. Due to the recent failures in the auction rate securities market, quoted market prices were not available for these assets as of December 28, 2008 and March 30, 2008. Accordingly, such securities were valued based on an income approach using an estimate of future cash flows.
     Our marketable securities are classified in our consolidated balance sheets based on the nature of the security and the availability for use in current operations. Realized gains and losses are included in interest and other income, net, in our consolidated statements of income. Unrealized gains and losses, net of related income taxes, on our portfolio of available-for-sale securities, are excluded from earnings and reported as a separate component of other comprehensive income until realized.
     We recognize an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. Significant judgment is required in determining the fair value of marketable securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. Various factors are considered in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
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
  Long-Lived Assets
     Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Estimating future net cash flows and determining proper asset groupings for the purpose of this impairment test requires the use of significant management judgment. If our actual results, or estimates used in future impairment analyses, are lower than our current estimates, we could incur impairment charges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 28, 2008, the carrying value of our cash and cash equivalents approximates fair value.
     We maintain a portfolio of marketable securities consisting primarily of money market and enhanced cash funds and marketable debt securities, including corporate debt obligations, government and agency securities, asset and mortgage-backed securities, and municipal bonds, which principally have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities.  However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.
     In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. We also hold shares of common stock of Marvell Technology Group Ltd. (Marvell) that were received in connection with the sale of our hard disk drive controller and tape drive controller business. The shares of Marvell common stock are equity securities and, as such, inherently have higher risk than the marketable securities in which we usually invest. In addition, our portfolio of marketable securities as of December 28, 2008 includes $28.8 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher, and related put options valued at $8.1 million.
     There is currently significant turmoil in the credit market, including the impact to the value and liquidity of ARS. As of December 28, 2008, our investment portfolio includes $21.9 million of auction rate debt securities and $6.9 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for substantially all of the ARS we currently hold, which provides us with rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement.
     While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights. In addition, our marketable securities as of December 28, 2008, include an aggregate of $49.0 million in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that have suspended trading and redemptions. These funds are in the process of being liquidated and we expect the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. During the three months ended December 28, 2008, we received net proceeds totaling $6.5 million from the partial liquidation of these funds. Subsequent to December 28, 2008, we received an additional $33.7 million as part of the liquidation process. Based on our existing cash, cash equivalents and other marketable securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.
     Our asset and mortgage-backed securities totaled $25.6 million as of December 28, 2008 and consisted primarily of high quality investments insured by the federal government under various programs.
     Our portfolio includes $183.2 million of marketable securities that are classified as available for sale. As of December 28, 2008, we had gross unrealized losses associated with our available-for-sale marketable securities of $1.5 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other than temporary and incur realized losses, which could adversely affect our financial condition or results of operations.
     We do not use derivative financial instruments.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 28, 2008. There was no change in our internal control over financial reporting during our quarter ended December 28, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     A small number of customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83% and 85% of net revenues for the nine months ended December 28, 2008 and the fiscal year ended March 30, 2008, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
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
     We expect the average unit prices of our products (on a product-to-product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing costs, our total revenues and gross margins may decline. In addition, we must develop and introduce new products and product enhancements. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our operating results and gross margins may be below our expectations and the expectations of investors and public market analysts, and our stock price could be negatively affected.

Our distributors may not adequately stock and sell our products and their reseller customers may purchase products from our competitors, which could negatively affect our results of operations.
     Our distributors generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to stocking and selling products from other suppliers, thus reducing their efforts and ability to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or results of operations. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may decrease the amount of product purchased from us. This could result in a change of business behavior, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.
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
     We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application specific integrated circuits, or ASICs, from single sources and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever their relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations. The worldwide economic slowdown and tightening of credit in financial markets may adversely impact our suppliers by limiting their ability to finance their business operations and as a result limit their ability to supply products to us.
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
     As of December 28, 2008, we held short-term and long-term marketable securities aggregating $220.0 million. We invest primarily in marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. During the nine months ended December 28, 2008, we recorded impairment charges related to marketable securities issued by companies in the financial services sector that had previously been rated AA or higher. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
     Our marketable securities include $28.8 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher.  During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for substantially all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights.
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
     We are subject to various federal, state, local and foreign laws concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products and product take-back legislation (i.e., legislation that makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products). We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims, and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict.
Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.
     International revenues accounted for 52% and 49% of our net revenues for the nine months ended December 28, 2008 and the fiscal year ended March 30, 2008, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
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
     Our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with our existing business. Mergers and acquisitions involve numerous risks, including:
•	the failure of markets for the products of acquired companies to develop as expected;

•	uncertainties in identifying and pursuing target companies;

•	difficulties in the assimilation of the operations, technologies and products of the acquired companies;

•	the existence of unknown defects in acquired companies’ products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	the diversion of management’s attention from other business concerns;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	risks associated with assuming the legal obligations of acquired companies;

•	risks related to the effect that acquired companies’ internal control processes might have on our financial reporting and management’s report on our internal control over financial reporting;

•	the potential loss of, or impairment of our relationships with, current customers or failure to retain the acquired companies’ customers;

•	the potential loss of key employees of acquired companies; and

•	the incurrence of significant exit charges if products or technologies acquired in business combinations are unsuccessful.
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
     In some jurisdictions, we have patent protection on certain aspects of our technology. However, we rely primarily on trade secrets, trademarks, copyrights and contractual provisions to protect our proprietary rights. There can be no assurance that these protections will be adequate to protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. There also can be no assurance that any patents we possess will not be invalidated, circumvented or challenged. We have taken steps in several jurisdictions to enforce our trademarks against third parties. No assurances can be given that we will ultimately be successful in protecting our trademarks. The laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. If we fail to protect our intellectual property rights, our business could be negatively impacted.

Disputes relating to claimed infringement of intellectual property rights may adversely affect our business.
     We have received notices of claimed infringement of intellectual property rights in the past and have been involved in intellectual property litigation in the past. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In addition, individuals and groups are purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive, time consuming and could divert management’s attention from other matters and there is no guarantee we would prevail. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.
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
     We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction.  If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, newly enacted tax legislation, stock-based compensation and uncertain tax positions.  Finally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these continuous examinations could have a material adverse effect on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2007, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. In November 2008, our Board of Directors approved a new program to repurchase up to an additional $300 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2009 under these programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
September 29, 2008 – October 26, 2008	2,901,357	$12.92	2,901,357	$69,893,000
October 27, 2008 – November 23, 2008	3,504,581	$11.12	3,504,581	$330,914,000
November 24, 2008 – December 28, 2008	1,905,166	$11.54	1,905,166	$308,928,000

Total	8,311,104	$11.84	8,311,104	$308,928,000

     We previously purchased 5,761,012 shares under the November 2007 program for an aggregate purchase price of $92.6 million.

Item 6. Exhibits
     Exhibits

Exhibit No.
3.1	Bylaws of Registrant, as amended. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on November 12, 2008)

10.1	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	Change in Control Severance Agreement between QLogic Corporation and H.K. Desai.*

10.3	Change in Control Severance Agreement between QLogic Corporation and Simon Biddiscombe.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Simon Biddiscombe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 3, 2009

EXHIBIT INDEX

Exhibit No.
3.1	Bylaws of Registrant, as amended. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on November 12, 2008)

10.1	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	Change in Control Severance Agreement between QLogic Corporation and H.K. Desai.*

10.3	Change in Control Severance Agreement between QLogic Corporation and Simon Biddiscombe.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.