Form 10-K
period 2009-03-29
QLOGIC CORP
filed 2009-05-21
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended March 29, 2009
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
None
(Title of class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 26, 2008 was $2,114,388,938 (based on the closing price for shares of the Registrant’s common stock as reported by The NASDAQ Stock Market on such date).
     As of May 14, 2009, 118,832,657 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I
Item 1. Business
Introduction
     QLogic Corporation was organized as a Delaware corporation in 1992. Our principal executive offices are located at 26650 Aliso Viejo Parkway, Aliso Viejo, California 92656, and our telephone number at that location is (949) 389-6000. Our Internet address is www.qlogic.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendment to these reports, that we file with the Securities and Exchange Commission (SEC) are available free of charge on our website as soon as reasonably practicable after those reports are electronically filed with the SEC. On April 3, 2006, we completed the acquisition of PathScale, Inc. (PathScale); on November 1, 2006, we completed the acquisition of SilverStorm Technologies, Inc. (SilverStorm); and on April 27, 2009, we completed the acquisition of NetXen, Inc. (NetXen).
     Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.
     All references to years refer to our fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007, as applicable, unless calendar years are specified.
Overview
     We are a designer and supplier of high performance storage networking, server networking, data networking and converged networking infrastructure solutions. Our solutions are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. We sell Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand® host channel adapters; and Fibre Channel over Ethernet, or FCoE, converged network adapters, which we collectively refer to as Host Products. We sell Fibre Channel switches, including stackable edge, blade and virtualized pass through switches; InfiniBand switches, including high-end multi-protocol directors, edge and blade switches; and storage routers for bridging Fibre Channel and iSCSI networks, which we collectively refer to as Network Products. We also sell Fibre Channel controllers, iSCSI controllers and converged network controllers, all for select embedded and target applications, which we collectively refer to as Silicon Products. In addition, we also design and supply Ethernet adapters and controllers as a result of our acquisition of NetXen in April 2009.
Customers, Markets and Applications
     Our customers rely on our various networking infrastructure technologies to deliver solutions to information technology professionals in virtually every business sector.
     Our products are found primarily in server, workstation and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. The business applications that drive requirements for our high performance networking infrastructure include:
•	General business information technology requirements;

•	Data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film/video, broadcast, medical imaging, computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering, high-speed backup and data replication; and

•	Research and scientific applications.
     Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Sun Microsystems, Inc. and many others. For information regarding our major customers, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

     Some of our OEM customers experience seasonality and uneven sales patterns in their businesses. The seasonality is primarily due to the closing of a disproportionate percentage of sales transactions in the last month, weeks and days of each quarter and spikes in sales during the fourth quarter of each calendar year. Although we do not consider our business to be highly seasonal, we believe that seasonality has and may impact our business. To the extent that we experience seasonality in our business, it would most likely have a negative impact on the sequential growth rate of our net revenues during the fourth quarter of our fiscal year.
     International revenues accounted for 52% of our net revenues for fiscal 2009. For additional information on our international sales and operations and related risks, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.
Our Networking Solutions
     Our ability to address the market stems from our broad product line based on a variety of technologies, including Fibre Channel, iSCSI, Ethernet, FCoE and InfiniBand. Fibre Channel is currently the dominant technology for enterprise storage networking, while iSCSI is a lower cost alternative primarily used by small and medium sized businesses. FCoE is a converged networking technology that provides a unified storage and data network over enhanced Ethernet, while preserving the investment in existing Fibre Channel infrastructure and storage. Although we recently began shipping FCoE products, as with most emerging technologies it is expected that the market for FCoE will take a number of years to develop and mature.
     We provide host Fibre Channel, iSCSI and Ethernet adapters. We also provide FCoE converged network adapters that leverage our core technology and expertise. Connecting servers to storage, we provide the network infrastructure with a broad line of Fibre Channel switches, including stackable edge, blade and virtualized pass through switches. In addition, we provide storage routers for bridging Fibre Channel and iSCSI networks and certain silicon controller products.
     Our server networking solutions are based on InfiniBand technology. InfiniBand is a high performance, low-latency, server area fabric interconnect. Our ability to successfully address the requirements of server vendors targeting high performance computing environments is enhanced by our experience and success addressing the server to storage connectivity demands of these same customers. Our InfiniBand products include adapters and multi-protocol directors, edge and blade switches. These products provide high performance interconnect fabric solutions for cluster and grid computing networks.
     We have focused on providing our customers with solutions that are qualified and easy to install and, as a result, are designed to significantly reduce the critical implementation and time-to-market effort for OEMs.
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
     We work with our large storage system and computer system OEM customers during their design cycles. We support these customers with pre-sales system design support and services, as well as training classes and seminars conducted both in the field and from our worldwide offices.
     Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers. The sales cycle typically begins with the identification of an OEM’s requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology. The cycle continues with technical and sales collaboration with the OEM and if successful, leads to one of our product designs being selected as a component in a potential customer’s computer system or data storage peripheral. We then work closely with the customer to integrate our products with the customer’s current and next generation products or platforms. This cycle, from opportunity identification to initial production shipment, typically ranges from six to twenty-four months.

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
Engineering and Development
     Our industry is subject to rapid and regular technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural and systems expertise to address a broad range of input/output storage and server networking solutions.
     We are engaged in the design and development of application-specific integrated circuits, or ASICs, adapters and switches based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies. We also design and develop ASICs, adapters and switches based on InfiniBand technology for server fabric environments; and storage routers for bridging Fibre Channel and iSCSI networks.
     We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage and server networks. During fiscal 2009, 2008 and 2007, we incurred engineering and development expenses of $133.3 million, $134.7 million, and $135.3 million, respectively.
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
Competition
     The markets for networking infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:
•	time-to-market;

•	features and functionality;

•	product quality, reliability and performance;

•	price;

•	new product innovation;

•	customer relationships;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of components in the storage and server networking infrastructure.
     While we expect competition to continue to increase and evolve, we believe that we compete effectively with respect to each of these factors.

     Due to the broad array of components required in the storage and server networking infrastructure, we compete with several companies. In the traditional Fibre Channel adapter market, our primary competitor is Emulex Corporation, followed by Brocade Communications Systems, Inc. In the iSCSI adapter market, our primary competitor is Broadcom Corporation and we also compete with companies offering software initiator solutions. In the FCoE adapter market, we compete with traditional Fibre Channel players like Emulex Corporation and Brocade Communications Systems, Inc. as well as established Ethernet adapter suppliers such as Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand adapter and switch markets, we compete primarily with Voltaire Ltd. and Mellanox Technologies, Ltd.
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
     Our semiconductors are currently manufactured by a number of foundries. Our major semiconductor suppliers are LSI Corporation and International Business Machines Corporation. Most of the ASICs used in our products are manufactured using 180, 130, 90 or 65 nanometer process technology. In addition, we continually evaluate smaller geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
     We depend on foundries to allocate a portion of their capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term supply agreements with any of these foundries; we purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing foundries, and intend to qualify new foundries, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current foundry relationships or obtain additional capacity.
     We currently purchase our semiconductor products from foundries either in finished or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form, and to assemble our adapter, switch and other products. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested. For our adapter, switch and other products, we use third-party suppliers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers.
     Many of the component parts used in our adapter, switch and other products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, financial viability, quality and cost. Our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. In addition, the current global economic downturn and tightening of credit markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or results of operations.
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
Environment
     Our operations are subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws.
     Most of our products are also subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products. For example, the European Union adopted the Waste Electrical and Electronic Equipment, or WEEE, Directive, which requires European Union countries to enact legislation to make producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.
     Environmental costs are presently not material to our results of operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.
Working Capital
     Cash provided by operating activities was $221.3 million for fiscal 2009. For additional information on our working capital, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, included in Part II, Item 7 of this report.
Employees
     We had 1,031 employees as of May 14, 2009, including approximately 90 employees related to our acquisition of NetXen in April 2009. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 1A. Risk Factors
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise publicly disclosed by the Company.
The current economic downturn has resulted in a decrease in IT spending levels and could result in further deterioration of our revenues and operating results.
     The United States and other countries around the world have been experiencing deteriorating economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. The economic decline has resulted in a global downturn in information technology, or IT, spending rates, which has negatively impacted our revenue and operating results. Further reductions in IT spending rates could result in longer sales cycles, increased inventory provisions, increased production costs, lower prices for our products and reduced sales volumes. Even if IT spending rates were to increase, we cannot be certain that the market for storage and server networking infrastructure solutions would be positively impacted. If economic conditions worsen, there are future reductions in either domestic or international IT spending rates, or IT spending rates do not increase, our revenues, operating results and financial condition could deteriorate further.
     As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of revenue. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected until such expenses are reduced to an appropriate level. In addition, we have implemented various cost cutting measures in order to better align our revenues and cost structure. We may not be able to identify and implement appropriate further cost savings in a timely manner. Additionally, we may determine that the costs of implementing reductions outweigh the commensurate benefits. Should we implement certain cost reductions, there could be adverse consequences on our business which could have a material adverse effect on our results of operations or financial condition.
     We are also subject to various counterparty risks as a result of the economic slowdown, including the potential insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or potential customer insolvencies, increased risk that customers may delay payments or fail to pay, and counterparty failures, particularly financial institutions, negatively impacting our treasury operations, any of which could have a material adverse effect on our results of operations or financial condition.
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
     Fluctuations in our quarterly operating results may also be the result of:
•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the availability and sale of new products;

•	shifts or changes in technology;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our OEM customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	the timing of revenue recognition and revenue deferrals;

•	gains or losses related to our investment securities;

•	changes in accounting rules;

•	changes in our accounting policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact IT spending.
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
     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:
•	differences between our actual revenues and operating results and the published expectations of analysts;

•	quarterly fluctuations in our revenues and operating results;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the markets in which we operate;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings by industry analysts;

•	operating results or forecasts of our major customers or competitors;

•	overall market conditions for high technology equities;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.
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
Our business is dependent, in large part, on the continued growth of the networking markets that we serve and if these markets do not continue to develop, our business will suffer.
     A significant number of our products are used in storage area networks, or SANs, and server networks. Therefore, our business is dependent on the SAN and server infrastructure markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:
•	educate potential OEM customers, distributors, resellers, system integrators, storage system providers and end-user organizations about the benefits of our products;

•	maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators and storage system providers;

•	predict and base our products on standards which ultimately become industry standards; and

•	achieve interoperability between our products and other components from diverse vendors.

Our business could be adversely affected by the broad adoption of server virtualization technology.
     Server virtualization technologies, which allow a single server to handle the function that was previously performed by many individual servers, are gaining momentum in the industry. The broad implementation of server virtualization could result in a decrease in the demand for servers, which could result in a lower demand for our products. This could have a material adverse effect on our business or results of operations.
Our business could be adversely affected by a significant increase in the market acceptance of blade servers.
     Blade server products have gained acceptance in the market over the past few years. Blade servers use custom SAN infrastructure products, including blade switches and mezzanine cards, which have lower average selling prices than the SAN infrastructure products used in a non-blade server environment. If blade servers gain an increased percentage of the overall server market, our business could be adversely affected by the transition to blade server products. This could have a material adverse effect on our business or results of operations.
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
     We recently began shipping products based on the Fibre Channel over Ethernet, or FCoE, protocol. FCoE is a developing converged networking technology that provides a unified storage and data network over enhanced Ethernet, while preserving the investment in existing Fibre Channel infrastructure and storage. As with most emerging technologies, it is expected that the market for FCoE will take a number of years to develop and mature. We expect products based on the FCoE protocol to supplement, and perhaps replace, certain products based on the Fibre Channel protocol. As a result, an inability to maintain our market share in the Fibre Channel market and build upon our market share in the FCoE market could have a material adverse effect on our business or results of operations.
We depend on a small number of customers, and any decrease in revenues or cash flows from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84%, 85% and 80% of net revenues for fiscal years 2009, 2008 and 2007, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
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
     The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the traditional Fibre Channel adapter market, we compete primarily with Emulex Corporation, followed by Brocade Communications Systems, Inc. In the iSCSI adapter market, we compete primarily with Broadcom Corporation and we also compete with companies offering software initiator solutions. In the FCoE adapter market, we compete with traditional Fibre Channel players like Emulex Corporation and Brocade Communications Systems, Inc. as well as established Ethernet adapter suppliers such as Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. Our competition in the Fibre Channel switch market includes well-established participants who have significantly more sales and marketing resources to develop and penetrate this market. In the InfiniBand adapter and switch markets, we compete primarily with Voltaire Ltd. and Mellanox Technologies, Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.
     We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved features. While we continue to devote significant resources to engineering and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. In addition, while relatively few competitors offer a full range of storage and server networking infrastructure products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results may be materially and adversely affected.
We expect the pricing of our products to continue to decline, which could reduce our revenues, gross margins and profitability.
     We expect the average unit prices of our products (on a like-for-like product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. In addition, there is a general market trend of customers migrating away from the distribution channel for product purchases to OEMs, where products have a lower average unit price. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing costs, our total revenues and gross margins may decline. In addition, we must develop and introduce new products and product enhancements. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our operating results and gross margins may be below our expectations and the expectations of investors and public market analysts, and our stock price could be negatively affected.
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
     We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application-specific integrated circuits, or ASICs, from single sources and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever their relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations. The worldwide economic slowdown and tightening of credit in financial markets may adversely impact our suppliers by limiting their ability to finance their business operations and as a result limit their ability to supply products to us.
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
     In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product, and we may not always be able to satisfy the qualification requirements of these customers. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenues and potential harm to our competitive position and relationship with customers. In addition, the current global economic downturn and tightening of credit markets could adversely affect our third-party subcontractors or contract manufacturers and increase the potential for one or more of them to experience financial distress or bankruptcy.
Our investment securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.
     As of March 29, 2009, we held short-term and long-term investment securities aggregating $174.5 million. We invest primarily in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. During fiscal 2009, we recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause additional declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
     Our investment securities include $25.7 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for substantially all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights. There is also a risk that our broker will default on its obligation to purchase the ARS in the event that we exercise the ARS Rights.
Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs, reduce our net revenues or damage our reputation.
     Our products are complex and may contain undetected software or hardware errors when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products. From time to time, we have found errors in existing, new or enhanced products. In addition, our products are frequently combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware or software errors could adversely affect the sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.
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
     Historically, the technology industry has developed higher performance ASICs, which create chip-level solutions that replace selected board-level or box-level solutions at a significantly lower average selling price. We have previously offered ASICs to customers for certain applications that have effectively resulted in a lower-priced solution when compared to an adapter solution. This transition to ASICs may also occur with respect to other current and future products. The result of this transition may have an adverse effect on our business, financial condition or results of operations. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange server and storage solutions to products for the small and medium-sized business market or if our customers shifted to lower-cost products that could replace our adapter solutions.
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
     We are subject to various federal, state, local and foreign laws concerning environmental protection, including laws addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products and product take-back legislation (i.e., legislation that makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products). We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims, and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict.
Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.
     International revenues accounted for 52%, 49% and 46% of our net revenues for fiscal year 2009, 2008 and 2007, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
•	a greater difficulty of administering and managing our business globally;

•	compliance with multiple and potentially conflicting regulatory requirements, such as import or export requirements, tariffs and other barriers;

•	less effective intellectual property protections;

•	potentially longer accounts receivable collection cycles;

•	currency fluctuations;

•	overlapping or differing tax structures;

•	potential restrictions on transferring funds between countries and difficulties associated with repatriating cash generated or held outside of the U.S. in a tax-efficient manner;

•	political and economic instability, including terrorism and war; and

•	general trade restrictions.

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
     Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, and in particular, our Chief Executive Officer, H.K. Desai. If we lose the services of Mr. Desai or other key personnel or fail to hire personnel for key positions, our business could be adversely affected. We believe that the market for key personnel in the industries in which we compete is highly competitive. In particular, periodically we have experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipate that competition for such personnel will increase in the future. Our recent implementation of various cost saving measures, as well as past reductions in force, could negatively impact employee morale and potentially make attracting and retaining qualified employees more difficult in the future. As a result, we may not be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future or to manage our business, both in the United States and abroad.
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
     We expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Currently, most of our products include ASICs which are manufactured in 180, 130, 90 and 65 nanometer geometry processes. In addition, we continually evaluate smaller geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
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
     We have received notices of claimed infringement of intellectual property rights in the past and have been involved in intellectual property litigation in the past. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In addition, individuals and groups are purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms, or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive, time consuming and could divert management’s attention from other matters and there is no guarantee we would prevail. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

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
Our business could be materially adversely affected by changes in regulations or standards regarding energy use of our products.
     We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce such amount of carbon emissions. There is a risk that the rush to development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, compliance could adversely affect our business, results of operations or financial condition.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     Our principal product development, operations, sales and corporate offices are located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We own each of these buildings. We also lease one building comprising approximately 100,000 square feet in Shakopee, Minnesota, that houses product development and operations teams for many of our Network Products. We lease an operations, sales and fulfillment facility located near Dublin, Ireland. In addition, we lease facilities in Mountain View and Roseville, California; King of Prussia, Pennsylvania; and Pune, India. We also maintain sales offices at various locations in the United States, Europe and Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2009.

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

	Sales Prices
Fiscal 2009	High	Low
First Quarter	$16.84	$14.57
Second Quarter	20.21	13.64
Third Quarter	16.37	8.69
Fourth Quarter	13.90	8.82

	Sales Prices
Fiscal 2008	High	Low
First Quarter	$18.23	$16.19
Second Quarter	17.97	11.46
Third Quarter	15.78	12.75
Fourth Quarter	16.66	12.04
Number of Common Stockholders
     The number of record holders of our common stock was 522 as of May 14, 2009.
Dividends
     We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes, including repurchases of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our operating results, financial condition and other factors as the board of directors deems relevant.
Recent Sales of Unregistered Securities
     We did not issue any unregistered securities during fiscal 2009.
Issuer Purchases of Equity Securities
     In November 2007, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. During the three months ended March 29, 2009, we purchased 0.7 million shares of our common stock under this program for an aggregate purchase price of $8.9 million, which completed this program. In November 2008, our Board of Directors approved a new program to repurchase up to an additional $300 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2009 under these programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan
December 29, 2008 — January 25, 2009	1,257,422	$12.83	1,257,422	$292,798,000
January 26, 2009 — February 22, 2009	931,115	$11.17	931,115	$282,399,000
February 23, 2009 — March 29, 2009	1,222,545	$10.21	1,222,545	$269,917,000

Total	3,411,082	$11.44	3,411,082	$269,917,000

     We previously purchased 14.1 million shares under the November 2007 program for an aggregate purchase price of $191.1 million.

Stockholder Return Performance
     The performance graph below shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under the Acts.
     The following graph compares, for the five-year period ended March 29, 2009, the cumulative total stockholder return for the Company’s common stock, the Standard & Poor’s 500 Index (S&P 500 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of the Company’s fiscal years ended March 28, 2004, April 3, 2005, April 2, 2006, April 1, 2007, March 30, 2008 and March 29, 2009. The graph assumes that $100 was invested on March 28, 2004 in the common stock of the Company, the S&P 500 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
AMONG QLOGIC CORPORATION, THE STANDARD & POOR’S 500 INDEX
AND THE NASDAQ COMPUTER INDEX

	Cumulative Total Return
	3/28/04	4/3/05	4/2/06	4/1/07	3/30/08	3/29/09
QLogic Corporation	$100.00	$96.16	$92.30	$81.09	$73.12	$55.90
S&P 500 Index	100.00	106.69	119.20	133.31	126.54	78.34
NASDAQ Computer Index	100.00	102.19	115.70	122.39	117.40	82.40

*	$100 invested on 3/28/04 in stock or 3/31/04 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended (1) (2)
	March 29,	March 30,	April 1,	April 2,	April 3,
	2009	2008	2007 (3)	2006 (4)	2005
	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$633,862	$597,866	$586,697	$494,077	$428,719
Cost of revenues	210,075	205,959	191,982	144,246	121,074

Gross profit	423,787	391,907	394,715	349,831	307,645

Operating expenses:
Engineering and development	133,252	134,668	135,315	89,753	82,791
Sales and marketing	86,959	84,166	86,731	64,416	54,582
General and administrative	32,639	34,049	31,044	17,295	16,659
Special charges	4,063	5,328	—	—	—
Purchased in-process research and development	—	—	3,710	10,510	—

Total operating expenses	256,913	258,211	256,800	181,974	154,032

Operating income	166,874	133,696	137,915	167,857	153,613
Interest and other income, net	2,134	14,024	16,872	32,627	17,873

Income from continuing operations before income taxes	169,008	147,720	154,787	200,484	171,486
Income taxes	60,219	51,510	49,369	78,653	60,071

Income from continuing operations	108,789	96,210	105,418	121,831	111,415
Income from discontinued operations, net of income taxes	—	—	—	161,757	46,181

Net income	$108,789	$96,210	$105,418	$283,588	$157,596

Income from continuing operations per share:
Basic	$0.85	$0.68	$0.66	$0.71	$0.60

Diluted	$0.85	$0.67	$0.66	$0.70	$0.59

Income from discontinued operations per share:
Basic	$—	$—	$—	$0.95	$0.25

Diluted	$—	$—	$—	$0.93	$0.25

Net income per share:
Basic	$0.85	$0.68	$0.66	$1.66	$0.85

Diluted	$0.85	$0.67	$0.66	$1.63	$0.84

Balance Sheet Data
Cash and cash equivalents and investment securities	$378,269	$376,409	$543,922	$665,640	$812,338
Total assets	780,290	810,966	971,359	937,707	1,026,340
Total stockholders’ equity	626,545	665,916	874,531	859,354	956,183

(1)	The statement of operations data for all periods presented reflects the operating results of the hard disk drive controller and tape drive controller business as discontinued operations.

(2)	The per share amounts for all periods presented reflect the effects of the two-for-one split of our common stock in March 2006.

(3)	In fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In addition, the Company completed the acquisitions of PathScale, Inc. and SilverStorm Technologies, Inc. during fiscal 2007.

(4)	In fiscal 2006, the Company completed the acquisition of Troika Networks, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and related notes. In this discussion and elsewhere in this report, we make forward-looking statements. These forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions, or the negative of such expressions, are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Part I, Item 1A “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a designer and supplier of high performance storage networking, server networking, data networking and converged networking infrastructure solutions. Our solutions are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. We sell Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand® host channel adapters; and Fibre Channel over Ethernet, or FCoE, converged network adapters, which we collectively refer to as Host Products. We sell Fibre Channel switches, including stackable edge, blade and virtualized pass through switches; InfiniBand switches, including high-end multi-protocol directors, edge and blade switches; and storage routers for bridging Fibre Channel and iSCSI networks, which we collectively refer to as Network Products. We also sell Fibre Channel controllers, iSCSI controllers and converged network controllers, all for select embedded and target applications, which we collectively refer to as Silicon Products.
     Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Sun Microsystems, Inc. and many others.
     We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2009, 2008 and 2007 each comprised fifty-two weeks and ended on March 29, 2009, March 30, 2008 and April 1, 2007, respectively.
  Fiscal Year and Fourth Quarter Financial Highlights and Other Information
     During fiscal 2009, our net revenues increased 6% to $633.9 million from $597.9 million in fiscal 2008 and included increases in each of our Host Products, Network Products and Silicon Products. Net income for fiscal 2009 increased 13% to $108.8 million, or $0.85 per diluted share, from $96.2 million, or $0.67 per diluted share, in fiscal 2008. In addition, the Company generated $221.3 million in cash from operations during fiscal 2009.
     A summary of the key factors and significant events which impacted our financial performance during the fourth quarter of fiscal 2009 are as follows:
•	Net revenues for the fourth quarter of fiscal 2009 was $130.5 million compared to $159.7 million in the fourth quarter of fiscal 2008. Revenues from Host Products were $88.4 million compared to $110.3 million in the same quarter last year and revenues from Network Products were $25.1 million compared to $27.5 million in the same quarter of fiscal 2008.

•	Gross profit as a percentage of net revenues of 65.9% for the fourth quarter of fiscal 2009 compared to 66.3% for the fourth quarter of fiscal 2008.

•	Operating income as a percentage of net revenues was 18.3% for the fourth quarter of fiscal 2009 compared to 24.9% in the fourth quarter of fiscal 2008.

•	Net income was $19.2 million, or $0.16 per diluted share, in the fourth quarter of fiscal 2009 compared to $22.8 million, or $0.17 per diluted share, in the fourth quarter of fiscal 2008.

•	Cash, cash equivalents and investment securities of $378.3 million at March 29, 2009 increased from $376.4 million at March 30, 2008.

•	Accounts receivable was $68.5 million as of March 29, 2009, and decreased from $81.6 million as of March 30, 2008. Days sales outstanding (DSO) in receivables as of March 29, 2009 was 48 days compared to 47 days as of March 30, 2008.

•	Inventories were $40.3 million as of March 29, 2009, compared to $27.5 million as of March 30, 2008. Our annualized inventory turns in the fourth quarter of fiscal 2009 were 4.4 turns compared to 7.8 turns in the fourth quarter of fiscal 2008.
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
Results of Operations
Net Revenues
     A summary of the components of our net revenues is as follows:

	2009	2008	2007
	(Dollars in millions)
Net revenues:
Host Products	$440.9	$437.9	$410.6
Network Products	117.6	101.8	88.3
Silicon Products	61.4	44.3	76.7
Royalty and Service	14.0	13.9	11.1

Total net revenues	$633.9	$597.9	$586.7

Percentage of net revenues:
Host Products	70%	73%	70%
Network Products	18	17	15
Silicon Products	10	8	13
Royalty and Service	2	2	2

Total net revenues	100%	100%	100%

     Historically, the global marketplace for network infrastructure solutions has expanded in response to the information storage requirements of enterprise business environments, as well as the market for solutions in high performance computing environments. These markets have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.
     The United States and other countries around the world have been experiencing deteriorating economic conditions. This economic decline has resulted in a global downturn in information technology spending rates, which has negatively impacted our revenue and operating results. In addition, we believe there may be potential for a broader slowdown in global information technology spending rates. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.
     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 6% to $633.9 million for fiscal 2009 from $597.9 million for fiscal 2008. This increase was primarily the result of a $3.0 million, or 1%, increase in revenue from Host Products; a $15.8 million, or 16%, increase in revenue from Network Products; and a $17.1 million, or 39%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an 8% increase in the quantity of host bus adapters sold partially offset by a 7% decrease in average selling prices of these products. The increase in revenue from Network Products was primarily due to a 40% increase in the number of Fibre Channel switches sold, partially offset by a 21% decrease in the average selling prices of these products, and a 32% increase in the number of InfiniBand switches sold, partially offset by an 11% decrease in the average selling prices of these products. The increase in revenue from Silicon Products from the prior year was due primarily to a 32% increase in the number of Fibre Channel and iSCSI controllers sold. Net revenues for fiscal 2009 included $14.0 million of royalty and service revenue compared with $13.9 million of royalty and service revenue for fiscal 2008. Royalty and service revenues are unpredictable and we do not expect them to be significant to our overall revenues.
     Net revenues were $597.9 million for fiscal 2008 compared to $586.7 million for fiscal 2007. This increase was primarily the result of a $27.3 million, or 7%, increase in revenue from Host Products and a $13.5 million, or 15%, increase in revenue from Network Products, partially offset by a $32.4 million, or 42%, decrease in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to a 21% increase in the quantity of host bus adapters sold partially offset by a 12% decrease in average selling prices of these products. This host bus adapter volume increase was primarily driven by approximately a 150% increase in the quantity of Fibre Channel mezzanine cards sold which are used in blade servers and have a lower average selling price than standard host bus adapter products. The increase in revenue from Network Products was primarily due to the addition of InfiniBand switches to our product portfolio as a result of our acquisition of SilverStorm Technologies, Inc. (SilverStorm), partially offset by a 4% decrease in revenue from Fibre Channel switch products. The decrease in Fibre Channel switch revenue was primarily due to a decline in revenue from our legacy and end-of-life products, which was not offset by revenue from our more recent product offerings until late fiscal 2008. The decrease in revenue from Silicon Products from the same period in the prior year was due primarily to an expected decrease in units sold. Net revenues for fiscal 2008 included $13.9 million of royalty and service revenue compared with $11.1 million of royalty and service revenue for fiscal 2007.
     A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84%, 85% and 80% of net revenues during fiscal 2009, 2008 and 2007, respectively.
     A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues for any of the fiscal years presented is as follows:

	2009	2008	2007
Hewlett-Packard	21%	20%	16%
IBM	18%	16%	17%
Sun Microsystems	11%	11%	12%
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
     Net revenues by geographic area are as follows:

	2009	2008	2007
	(In millions)
United States	$303.7	$305.2	$314.3
Europe, Middle East and Africa	154.5	144.6	132.0
Asia-Pacific and Japan	139.9	113.1	111.1
Rest of world	35.8	35.0	29.3

	$633.9	$597.9	$586.7

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
Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management and product quality; and the amortization and impairment of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	2009	2008	2007
	(Dollars in millions)
Gross profit	$423.8	$391.9	$394.7
Percentage of net revenues	66.9%	65.6%	67.3%

     Gross profit for fiscal 2009 increased $31.9 million, or 8%, from gross profit for fiscal 2008. The gross profit percentage for fiscal 2009 was 66.9% and increased from 65.6% for the prior year. The increase in gross profit percentage was primarily the result of manufacturing related efficiencies and a decline of $3.5 million in amortization and impairment of purchased intangible assets in fiscal 2009.
     Gross profit for fiscal 2008 decreased $2.8 million from gross profit for fiscal 2007. The gross profit percentage for fiscal 2008 was 65.6% and decreased from 67.3% for the prior year. The decline in gross profit percentage was primarily impacted by a shift in product mix, including the addition of InfiniBand products as a result of our acquisition of SilverStorm, and an increase of $4.1 million in amortization and impairment of purchased intangible assets.
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
Operating Expenses
     Our operating expenses are summarized in the following table:

	2009	2008	2007
	(Dollars in millions)
Operating expenses:
Engineering and development	$133.2	$134.7	$135.3
Sales and marketing	87.0	84.2	86.8
General and administrative	32.6	34.0	31.0
Special charges	4.1	5.3	—
Purchased in-process research and development	—	—	3.7

Total operating expenses	$256.9	$258.2	$256.8

Percentage of net revenues:
Engineering and development	21.0%	22.5%	23.1%
Sales and marketing	13.7	14.1	14.8
General and administrative	5.2	5.7	5.3
Special charges	0.6	0.9	—
Purchased in-process research and development	—	—	0.6

Total operating expenses	40.5%	43.2%	43.8%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, service and material costs, occupancy costs and related computer support costs. During fiscal 2009, engineering and development expenses decreased to $133.2 million from $134.7 million in fiscal 2008. The decrease was primarily due to a $1.0 million decrease in acquisition-related stock-based compensation that resulted from headcount reductions in the fourth quarter of fiscal 2009, a $0.9 million decrease in cash compensation and benefit costs and a $0.7 million decrease in occupancy and related computer support costs that both resulted from a net reduction in headcount, including a reduction in headcount related to the consolidation and elimination of certain engineering activities during fiscal 2008. These decreases were partially offset by a $1.2 million increase in depreciation and equipment costs.
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

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $87.0 million for fiscal 2009 from $84.2 million for fiscal 2008. The increase in sales and marketing expenses was due primarily to a $2.4 million increase in salaries due to increased average headcount during fiscal 2009, a $1.7 million increase in occupancy costs and related computer support costs and a $1.4 million increase in commissions. These increases were partially offset by a $2.2 million decrease in promotional costs, including our costs for certain sales and marketing programs, and a $0.6 million decrease in travel costs, both related to our cost cutting measures in the second half of fiscal 2009.
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
     General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $32.6 million for fiscal 2009 from $34.0 million for fiscal 2008. The decrease in general and administrative expenses was due primarily to a $2.8 million decrease in stock-based compensation, partially offset by a $1.6 million increase in cash compensation and related benefit costs due to increased headcount.
     General and administrative expenses increased to $34.0 million for fiscal 2008 from $31.0 million for fiscal 2007. The increase in general and administrative expenses was due primarily to a $0.7 million increase in cash compensation and related benefit costs, a $0.6 million increase in accounting and legal fees, and a $0.4 million increase in bad debt expense.
     Special Charges. During fiscal 2009, we implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $4.1 million. The special charges consisted primarily of $3.9 million of exit costs associated with severance benefits for the affected employees and costs related to a facility under a non-cancelable lease that we vacated during fiscal 2009.
     During fiscal 2008, we recorded special charges totaling $5.3 million related to workforce reductions and the consolidation and elimination of certain activities, principally related to certain engineering functions. The special charges consisted of $5.0 million for exit costs and $0.3 million for asset impairments. The exit costs include the costs associated with workforce reductions, the cancellation of a contract and the consolidation of certain facilities.
     The unpaid exit costs as of March 29, 2009, which aggregate $2.0 million, are expected to be paid over the terms of the related agreements, principally during fiscal 2010.
     Purchased In-Process Research and Development. In connection with our acquisitions, we recorded $3.7 million of purchased in-process research and development (IPR&D) charges during fiscal 2007. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.
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
     As of March 30, 2008, all IPR&D projects were complete.

Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	2009	2008	2007
	(In millions)
Interest income	$11.3	$20.6	$25.7
Impairment of investment securities	(16.4)	(6.9)	(8.1)
Gain on sales of available-for-sale securities	2.7	0.8	0.2
Loss on sales of available-for-sale securities	(1.2)	(0.2)	(1.8)
Gain on sale of shares of a publicly-traded company	2.1	—	—
Gain related to put options	9.3	—	—
Loss on trading securities	(5.8)	—	—
Other	0.1	(0.3)	0.9

	$2.1	$14.0	$16.9

     Interest income decreased to $11.3 million in fiscal 2009 from $20.6 million in fiscal 2008 primarily due to a decrease in the balance of our investment securities and a decline in interest rates.
     The impairment charges on investment securities of $16.4 million, includes $11.3 million related to declines in value of our available-for-sale securities that were deemed to be other-than-temporary and $5.1 million related to our investments in a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company).
     During fiscal 2009, we sold all of our remaining holdings in common stock that we held in a publicly-traded company and recorded a net gain of $2.1 million. We had received the common stock in connection with the sale of our hard disk drive controller and tape drive controller business in fiscal 2006. We had previously recorded impairment charges related to these shares totaling $15.9 million since fiscal 2007, including $4.3 million during fiscal 2009.
     The gain related to put options includes $8.1 million recognized as a result of an agreement that we entered into with the broker for substantially all of our auction rate securities (ARS) that entitles us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. In addition, we recorded a $1.2 million gain related to subsequent increases in the fair value of these put options during fiscal 2009.
     The loss on trading securities was due to the realization of $3.4 million of previously unrealized losses on certain ARS that were transferred from accumulated other comprehensive loss as a result of the reclassification of the ARS from available-for-sale to trading securities and $2.4 million related to changes in the fair value of these trading securities subsequent to the reclassification.
     Interest and other income, net, for fiscal 2008 of $14.0 million was comprised principally of interest income of $20.6 million related to our portfolio of investment securities and $0.6 million of net realized gains on sales of available-for-sale securities, partially offset by a $6.9 million impairment charge on available-for-sale securities. Interest income decreased primarily due to a decrease in the balance of our investment securities and a decline in interest rates.
     We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in available-for-sale securities, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses were other-than-temporary and recorded impairment charges of $11.3 million, $6.9 million and $8.1 million related to our portfolio of available-for-sale securities during fiscal 2009, 2008 and 2007, respectively.
Income Taxes
     Our effective income tax rate was 36% in fiscal 2009, 35% in fiscal 2008 and 32% in fiscal 2007. In fiscal 2009, our effective income tax rate was adversely impacted by additional payments in connection with an intercompany technology license related to our intellectual property, which resulted in additional income taxed at U.S. rates, and a valuation allowance against deferred tax assets related to impairment charges on certain investment securities. The impact of these items was partially offset by the resolution of routine tax examinations and higher income generated from our foreign operations, which are taxed at more favorable rates. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, stock-based compensation and uncertain tax positions.
     As of April 2, 2007, we adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities increased to $378.3 million at March 29, 2009, from $376.4 million at March 30, 2008. We believe that existing cash, cash equivalents, investment securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies and there can be no assurance that sources of liquidity will be available to us at that time.
     Cash provided by operating activities was $221.3 million for fiscal 2009 and $211.6 million for fiscal 2008. Operating cash flow for fiscal 2009 reflects our net income of $108.8 million, net non-cash charges of $104.6 million and a net decrease in the non-cash components of working capital of $7.9 million. The decrease in the non-cash components of working capital was primarily due to a $12.8 million decrease in accounts receivable and a $7.2 million increase in accrued taxes, partially offset by $12.8 million increase in inventories. The decrease in accounts receivable was primarily due to the decline in revenue during the fiscal fourth quarter compared to the corresponding period in fiscal 2008 and the increase in accrued taxes was mainly due to the timing of payment obligations. The increase in inventories was primarily due to an increase as a result of a planned contract manufacturer transition.
     Cash provided by investing activities was $4.4 million for fiscal 2009 and consisted of distributions totaling $48.9 million related to our investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) and net sales and maturities of investment securities of $43.4 million, partially offset by a $57.2 million reclassification of certain cash equivalents to investment securities related to our investments in the funds sponsored by The Reserve and purchases of property and equipment of $30.7 million. Cash provided by investing activities for fiscal 2008 was $209.4 million and consisted primarily of net sales and maturities of investment securities of $239.3 million, partially offset by purchases of property and equipment of $30.0 million.
     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $181.9 million for fiscal 2009 consisted primarily of our purchase of $205.7 million of common stock under our stock repurchase programs, partially offset by $23.8 million of proceeds from the issuance of common stock under our stock plans and the related tax benefit. Cash used in financing activities for fiscal 2008 of $337.8 million resulted from our purchase of $352.8 million of common stock under our stock repurchase programs, partially offset by $15.0 million of proceeds from the issuance of common stock under our stock plans and the related tax benefit.
     Our investment securities include $25.7 million of investments in ARS, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for substantially all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between

June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights. There is also a risk that our broker will default on its obligation to purchase the ARS in the event that we exercise the ARS Rights.
     Except for our ARS and the related put options, our investment securities are valued based on quoted market prices or other observable market inputs. As of March 29, 2009, the entire $25.7 million portfolio of ARS and the related put options valued at $9.3 million (collectively 20% of our investment securities portfolio) were measured at fair value based on an income approach using an estimate of future cash flows. The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.
     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.55 billion of our outstanding common stock, including a program approved in November 2008 authorizing the repurchase of up to $300 million of our outstanding common stock. During fiscal 2009, we purchased 15.8 million shares of our common stock for an aggregate purchase price of $205.5 million, of which $1.5 million was pending settlement at March 29, 2009 and is included in other current liabilities in the 2009 consolidated balance sheet. During fiscal 2008, we purchased 24.1 million shares of our common stock for an aggregate purchase price of $351.5 million, of which $1.7 million was pending settlement and is included in other current liabilities in the 2008 consolidated balance sheet. Pursuant to the existing stock repurchase programs, we are authorized to repurchase shares with an aggregate cost of up to $269.9 million as of March 29, 2009.
     On April 27, 2009, we acquired NetXen, Inc. (NetXen) in a merger transaction. NetXen develops, markets and sells Ethernet adapter and controller products targeted at the enterprise server market. The acquisition provides us with complementary networking products and intellectual property. The acquisition further expands our expertise in strategic areas of technology and enables us to better address a wider range of emerging customer requirements for converged networks. Consideration paid for this acquisition was approximately $21 million in cash, subject to certain closing adjustments.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of March 29, 2009, and their impact on our cash flows in future fiscal years, is as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)
Operating leases	$7.2	$5.8	$4.5	$2.7	$2.6	$8.0	$30.8
Non-cancelable purchase obligations	19.0	—	—	—	—	—	19.0

Total	$26.2	$5.8	$4.5	$2.7	$2.6	$8.0	$49.8

     The amount of unrecognized tax benefits under FIN 48, including related accrued interest and penalties, at March 29, 2009 was $47.1 million. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other factors, including the current economic environment, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the accounting policies described below to be our most critical accounting policies. These accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

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
     An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. This reserve is determined by analyzing specific customer accounts, applying estimated loss rates to the aging of remaining accounts receivable balances, and considering the impact of the current economic environment where appropriate. If the financial condition of our customers were to deteriorate, resulting in their inability to pay their accounts when due, additional reserves might be required.
  Stock-Based Compensation
     Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment,” requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP) based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, our employee stock options have certain characteristics that are significantly different from traded options. Changes in the subjective assumptions can materially affect the estimate of their fair value.
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
     A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. An adjustment to income would occur if we determine that we are able to realize a different amount of our deferred tax assets than currently expected.
  Investment Securities
     Our investment securities include available-for-sale securities, trading securities and other investment securities and are classified in the consolidated balance sheets based on the nature of the security and the availability for use in current operations.
     Our available-for-sale securities are recorded at fair value, based on quoted market prices or other observable inputs. Unrealized gains and losses, net of related income taxes, on our portfolio of available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized.
     Our trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in interest and other income, net. In the absence of quoted market prices for trading securities, we value these securities based on an income approach using an estimate of future cash flows.
     Our other investment securities are primarily accounted for under the cost method and recorded at the lower of fair value or cost.
     We recognize an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
     Realized gains or losses and other-than-temporary declines in the fair value of investment securities are determined on a specific identification basis and reported in interest and other income, net, as incurred.
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
     The initial recording and subsequent evaluation for impairment of goodwill and purchased intangible assets requires the use of significant management judgment regarding the forecasts of future operating results. It is possible that our business plans may change and our estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than current estimates used, we could incur impairment charges.
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

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is generally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective March 31, 2008, we adopted the provisions of SFAS No. 157 with respect to only financial assets, which are comprised primarily of investment securities. The adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations or financial position.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” that clarifies the application of SFAS No. 157 in valuing assets in inactive markets. FSP No. 157-3 was effective upon issuance and its adoption did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and would apply to us beginning in fiscal 2010. We are currently assessing the impact of this FSP on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective March 31, 2008, and have elected the fair value election for put options related to our investments in certain ARS.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would apply to us beginning in fiscal 2010.
     In April 2009, the FASB issued FSP FAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS No. 141(R)-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. In addition, FSP FAS No. 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP FAS No.141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations in fiscal years beginning on or after December 15, 2008 and would apply to us beginning in fiscal 2010.
     In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent others from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset will diminish in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and

SFAS No. 157. EITF No. 08-7 is effective for intangible assets acquired in fiscal years beginning after December 15, 2008 and would apply to us beginning in fiscal 2010.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. FSP Nos. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and would apply to us beginning in fiscal 2010. We are currently assessing the impact of this FSP on our consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 29, 2009, the carrying value of our cash and cash equivalents approximates fair value.
     We maintain a portfolio of investment securities consisting primarily of debt securities, including government and agency securities, corporate debt obligations, asset and mortgage-backed securities, and municipal bonds, which principally have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.
     In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. Our portfolio includes $136.0 million of investment securities that are classified as available for sale. Our asset and mortgage-backed securities totaled $21.0 million as of March 29, 2009 and consisted primarily of high quality investments insured by the federal government under various programs.
     As of March 29, 2009, we had gross unrealized losses associated with our available-for-sale securities of $0.3 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other-than-temporary and incur realized losses, which could adversely affect our financial condition or results of operations.
     Our portfolio of investment securities as of March 29, 2009 also includes $25.7 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher, and related put options valued at $9.3 million. Substantially all of these investment securities are accounted for as trading securities. There is currently significant turmoil in the credit market, including the impact to the value and liquidity of ARS. As of March 29, 2009, our investment portfolio includes $20.7 million of auction rate debt securities and $5.0 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for substantially all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights. There is also a risk that our broker will default on its obligation to purchase the ARS in the event that we exercise the ARS Rights.
     In addition, our investment securities as of March 29, 2009, include an aggregate of $3.6 million in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that suspended trading and redemptions in September 2008. These funds are in the process of being liquidated and we expect the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. In February 2009, The Reserve announced a plan for liquidation and distribution of assets of the money market fund that includes the establishment of a special reserve which will be used to satisfy pending or threatened claims against the fund, its officers and trustees, and anticipated costs and expenses, including legal and accounting fees. The Reserve plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. During fiscal 2009, we recorded other-than-temporary impairment charges aggregating $5.1 million related to our investments in the funds sponsored by The Reserve.
     Based on our existing cash, cash equivalents and other investment securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near term will affect our ability to execute our current business plan.
     We do not use derivative financial instruments.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
QLogic Corporation:
     We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of March 29, 2009 and March 30, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 29, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 29, 2009 and March 30, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in fiscal 2008 due to the adoption of a new accounting pronouncement.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Irvine, California
May 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
QLogic Corporation:
     We have audited QLogic Corporation’s internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of March 29, 2009 and March 30, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 29, 2009, and our report dated May 21, 2009, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Irvine, California
May 21, 2009

QLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
March 29, 2009 and March 30, 2008

	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$203,722	$160,009
Short-term investment securities	139,561	160,497
Accounts receivable, less allowance for doubtful accounts of $1,366 and $1,176 as of March 29, 2009 and March 30, 2008, respectively	68,519	81,642
Inventories	40,293	27,520
Deferred tax assets	19,002	32,227
Other current assets	10,854	8,925

Total current assets	481,951	470,820
Long-term investment securities	34,986	55,903
Property and equipment, net	92,547	93,726
Goodwill	118,859	127,409
Purchased intangible assets, net	19,117	34,652
Deferred tax assets	28,785	25,870
Other assets	4,045	2,586

	$780,290	$810,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,874	$35,643
Accrued compensation	28,702	31,120
Accrued taxes	13,499	5,262
Deferred revenue	7,470	8,693
Other current liabilities	6,728	5,952

Total current liabilities	93,273	86,670
Accrued taxes	47,116	48,163
Deferred revenue	8,559	5,087
Other liabilities	4,797	5,130

Total liabilities	153,745	145,050

Commitments and contingencies
Subsequent event (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 202,009,000 and 199,652,000 shares issued at March 29, 2009 and March 30, 2008, respectively	202	200
Additional paid-in capital	712,064	657,893
Retained earnings	1,193,727	1,084,938
Accumulated other comprehensive income (loss)	634	(2,530)
Treasury stock, at cost: 82,478,000 and 66,638,000 shares at March 29, 2009 and March 30, 2008, respectively	(1,280,082)	(1,074,585)

Total stockholders’ equity	626,545	665,916

	$780,290	$810,966

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 29, 2009, March 30, 2008 and April 1, 2007

	2009	2008	2007
	(In thousands, except per
	share amounts)
Net revenues	$633,862	$597,866	$586,697
Cost of revenues	210,075	205,959	191,982

Gross profit	423,787	391,907	394,715

Operating expenses:
Engineering and development	133,252	134,668	135,315
Sales and marketing	86,959	84,166	86,731
General and administrative	32,639	34,049	31,044
Special charges	4,063	5,328	—
Purchased in-process research and development	—	—	3,710

Total operating expenses	256,913	258,211	256,800

Operating income	166,874	133,696	137,915
Interest and other income, net	2,134	14,024	16,872

Income before income taxes	169,008	147,720	154,787
Income taxes	60,219	51,510	49,369

Net income	$108,789	$96,210	$105,418

Net income per share:
Basic	$0.85	$0.68	$0.66

Diluted	$0.85	$0.67	$0.66

Number of shares used in per share calculations:
Basic	127,776	142,167	159,081

Diluted	128,570	142,901	160,680

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 29, 2009, March 30, 2008 and April 1, 2007

					Accumulated
	Common Stock		Additional		Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands)
Balance at April 2, 2006	162,092	$195	$537,648	$883,310	$(1,799)	$(560,000)	$859,354
Net income	—	—	—	105,418	—	—	105,418
Change in unrealized gains and losses on investment securities, net of tax	—	—	—	—	1,968	—	1,968

Comprehensive income							107,386
Issuance of common stock under stock plans (including tax benefit of $5,816)	2,578	3	39,516	—	—	—	39,519
Stock-based compensation expense related to stock options, restricted stock units and employee stock purchases	—	—	30,279	—	—	—	30,279
Common stock issued related to business acquisitions	40	—	1,072	—	—	—	1,072
Purchases of treasury stock	(9,293)	—	—	—	—	(163,079)	(163,079)

Balance at April 1, 2007	155,417	198	608,515	988,728	169	(723,079)	874,531
Net income	—	—	—	96,210	—	—	96,210
Change in unrealized gains and losses on investment securities, net of tax	—	—	—	—	(2,699)	—	(2,699)

Comprehensive income							93,511
Issuance of common stock under stock plans (including tax benefit of $288)	1,591	2	14,982	—	—	—	14,984
Stock-based compensation expense related to stock options, restricted stock units and employee stock purchases	—	—	31,764	—	—	—	31,764
Common stock issued related to business acquisition	154	—	2,632	—	—	—	2,632
Purchases of treasury stock	(24,148)	—	—	—	—	(351,506)	(351,506)

Balance at March 30, 2008	133,014	200	657,893	1,084,938	(2,530)	(1,074,585)	665,916
Net income	—	—	—	108,789	—	—	108,789
Change in unrealized gains and losses on investment securities, net of tax	—	—	—	—	3,164	—	3,164

Comprehensive income							111,953
Issuance of common stock under stock plans (including tax benefit of $279)	2,246	2	23,818	—	—	—	23,820
Stock-based compensation expense related to stock options, restricted stock units and employee stock purchases	—	—	28,646	—	—	—	28,646
Common stock issued related to business acquisition	111	—	1,707	—	—	—	1,707
Purchases of treasury stock	(15,840)	—	—	—	—	(205,497)	(205,497)

Balance at March 29, 2009	119,531	$202	$712,064	$1,193,727	$634	$(1,280,082)	$626,545

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 29, 2009, March 30, 2008 and April 1, 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$108,789	$96,210	$105,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,525	30,857	27,554
Stock-based compensation	28,646	31,764	30,279
Acquisition-related:
Amortization of purchased intangible assets	15,032	16,725	12,940
Stock-based compensation	173	1,209	9,092
Purchased in-process research and development	—	—	3,710
Deferred income taxes	16,660	(14,549)	(4,154)
Impairment of investment securities	16,407	6,867	8,094
Net gains on trading securities	(3,456)	—	—
Gain on sale of shares of a publicly-traded company	(2,075)	—	—
Provision for losses on accounts receivable	278	399	30
Loss on disposal of property and equipment	402	1,328	214
Impairment of intangible assets	—	2,338	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,845	(8,503)	(2,275)
Inventories	(12,773)	11,415	2,771
Other assets	(2,126)	3,593	(1,906)
Accounts payable	707	7,282	(7,401)
Accrued compensation	(884)	(1,940)	2,264
Accrued taxes	7,190	20,635	2,809
Deferred revenue	2,249	6,412	3,706
Other liabilities	688	(453)	(2,076)

Net cash provided by operating activities	221,277	211,589	191,069

Cash flows from investing activities:
Purchases of available-for-sale securities	(122,437)	(185,707)	(298,220)
Proceeds from sales and maturities of available-for-sale securities	161,320	425,033	366,677
Proceeds from disposition of trading securities	4,550	—	—
Reclassification of cash equivalents to investment securities	(57,209)	—	—
Distributions from other investment securities	48,855	—	—
Purchases of property and equipment	(30,721)	(30,001)	(31,708)
Acquisition of businesses, net of cash acquired	—	67	(142,521)
Restricted cash placed in escrow	—	—	(24,000)
Restricted cash received from escrow	—	—	12,508

Net cash provided by (used in) investing activities	4,358	209,392	(117,264)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	23,541	14,696	33,703
Tax benefit from issuance of stock under stock plans	279	288	5,816
Payoff of line of credit assumed in acquisition	—	—	(1,632)
Purchases of treasury stock	(205,742)	(352,760)	(160,080)

Net cash used in financing activities	(181,922)	(337,776)	(122,193)

Net increase (decrease) in cash and cash equivalents	43,713	83,205	(48,388)
Cash and cash equivalents at beginning of year	160,009	76,804	125,192

Cash and cash equivalents at end of year	$203,722	$160,009	$76,804

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$37,101	$41,475	$47,552

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
  General Business Information
     QLogic Corporation (QLogic or the Company) is a designer and supplier of high performance storage networking, server networking, data networking and converged networking infrastructure solutions. The Company’s solutions are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors. The Company produces Fibre Channel and Internet Small Computer Systems Interface (iSCSI) host bus adapters; InfiniBand® host channel adapters; and Fibre Channel over Ethernet (FCoE) converged network adapters. The Company is also a supplier of Fibre Channel switches, including stackable edge, blade and virtualized pass through switches; InfiniBand switches, including high-end multi-protocol directors, edge and blade switches; and storage routers for bridging Fibre Channel and iSCSI networks. In addition, the Company supplies Fibre Channel, iSCSI and converged network controller products.
  Principles of Consolidation
     The consolidated financial statements include the financial statements of QLogic Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
  Financial Reporting Period
     The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2009, 2008 and 2007 each comprised fifty-two weeks and ended on March 29, 2009, March 30, 2008 and April 1, 2007, respectively.
  Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation expense, income taxes, investment securities, inventories, goodwill and long-lived assets.
     The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in our estimates, including our estimates impacting investment securities and long-lived assets. Significant judgment is required in determining the fair value of investment securities in inactive markets, as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists and in estimating future cash flows for any necessary impairment tests. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
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
  Income Taxes
     The Company utilizes the asset and liability method of accounting for income taxes. As of April 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, income tax positions should be recognized in the first reporting period that the tax position meets the recognition threshold. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. Differences

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between actual results and the Company’s assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
     Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
  Concentration of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investment securities and trade accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.
     The Company invests primarily in debt securities, all of which are high investment grade. The Company, by policy, limits the exposure to credit risk through diversification and investment in highly-rated securities. A portion of the Company’s portfolio of investment securities includes certain auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the Company’s ARS. Accordingly, the Company may be unable to liquidate some or all of its investments in these securities should it need or desire to access the funds. There is also a risk that the broker will default on its obligation to purchase the ARS in the event that the Company exercises the ARS Rights (see Note 4).
     The Company also has investments in a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company) that have suspended trading and redemptions. These funds are in the process of being liquidated and the Company expects the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold.
     The Company sells its products to OEMs and distributors throughout the world. As of March 29, 2009 and March 30, 2008, the Company had four customers which individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers and workstations, accounted for an aggregate of 74% and 77% of the Company’s accounts receivable at March 29, 2009 and March 30, 2008, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.
  Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
  Investment Securities
     The Company’s investment securities include available-for-sale securities, trading securities and other investment securities and are classified in the accompanying consolidated balance sheets based on the nature of the security and the availability for use in current operations.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s available-for-sale securities are recorded at fair value, based on quoted market prices or other observable inputs. Unrealized gains and losses, net of related income taxes, on the Company’s portfolio of available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) until realized.
     The Company’s trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in interest and other income, net. In the absence of quoted market prices for trading securities, the Company values these securities based on an income approach using an estimate of future cash flows.
     The Company’s other investment securities are accounted for under the cost method and recorded at the lower of fair value or cost.
     The Company recognizes an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. The Company considers various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
     Realized gains or losses and other-than-temporary declines in the fair value of investment securities are determined on a specific identification basis and reported in interest and other income, net, as incurred.
  Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. This reserve is determined by analyzing specific customer accounts, applying estimated loss rates to the aging of remaining accounts receivable balances, and considering the impact of the current economic environment where appropriate.
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
  Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately.
     SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management considers the Company as a whole to be its reporting unit for purposes of testing for impairment. The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter and utilizes the two-step process. During the annual goodwill impairment test in fiscal 2009, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.
  Long-Lived Assets
     Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
     Purchased intangible assets consist primarily of technology and customer relationships acquired in business acquisitions. Purchased intangible assets that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets, generally ranging from one to six years.
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
  Foreign Currency Translation
     Assets and liabilities of foreign subsidiaries that operate where the functional currency is the local currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) related to translation adjustments was not material to the accompanying consolidated financial statements for all periods presented. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in interest and other income, net, in the accompanying consolidated statements of income and were not material for all periods presented.
  Stock-Based Compensation
     SFAS No. 123 (revised 2004), “Share-Based Payment,” requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP) based on estimated fair values on the date of grant. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimating expected stock price volatility, the Company uses a combination of both historical volatility, calculated based on the daily closing prices of the Company’s common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on the Company’s common stock.
  Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is generally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective March 31, 2008, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets that are comprised primarily of investment securities. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” that clarifies the application of SFAS No. 157 in valuing assets in inactive markets. FSP No. 157-3 was effective upon issuance and its adoption did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and would apply to the Company beginning in fiscal 2010. The Company is currently assessing the impact of this FSP on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective March 31, 2008, and has elected the fair value election for put options related to the Company’s investment in certain ARS (see Note 4).
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would apply to the Company beginning in fiscal 2010.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. In addition, FSP No. FAS 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. FAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations in fiscal years beginning on or after December 15, 2008 and would apply to the Company beginning in fiscal 2010.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent others from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset will diminish in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF No. 08-7 is effective for intangible assets acquired in fiscal years beginning after December 15, 2008 and would apply to Company beginning in fiscal 2010.
     In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. FSP Nos. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, and would apply to the Company beginning in fiscal 2010. The Company is currently assessing the impact of this FSP on its consolidated financial statements.
Note 2. Business Combinations
SilverStorm Technologies
     In November 2006, the Company acquired SilverStorm Technologies, Inc. (SilverStorm) in a merger transaction. The results of operations for SilverStorm have been included in the consolidated financial statements from the date of acquisition. Cash consideration was $59.6 million, including $59.1 million for all outstanding SilverStorm common stock, vested stock options and stock warrants and $0.5 million for direct acquisition costs. SilverStorm provided end-to-end, high-performance interconnect fabric solutions for cluster and grid computing networks. The acquisition of SilverStorm expanded the Company’s portfolio of InfiniBand solutions to include edge fabric switches and multi-protocol fabric directors. The acquisition agreement required that $9.0 million of the consideration paid be placed into escrow for 15 months in connection with certain standard representations and warranties. As of the acquisition date, the Company accounted for the escrowed amount as contingent consideration and, as such, did not record it as a component of the initial purchase price as the outcome of the related contingencies was not determinable beyond a reasonable doubt. The escrow expired in February 2008 and the Company recorded $8.7 million of the contingent consideration as additional purchase price and allocated it to goodwill. During fiscal 2009, the Company finalized its determination of the net operating loss carryforwards and other tax benefits available from the acquisition, resulting in an increase in deferred tax assets of $8.6 million and a corresponding decrease in goodwill.
PathScale
     In April 2006, the Company acquired PathScale, Inc. (PathScale) in a merger transaction. PathScale designed and developed system area network fabric interconnects targeted at high-performance clustered system environments. The acquisition of PathScale expanded the Company’s portfolio to include InfiniBand solutions. Consideration for this acquisition was $110.5 million, including $0.3 million related to PathScale unvested stock options assumed by QLogic. Cash consideration was $110.2 million, including $109.7 million for all outstanding PathScale common stock and vested stock options and $0.5 million for direct acquisition costs. The acquisition agreement required that $15.0 million of the consideration paid be placed into escrow for 18 months in connection with certain standard representations and warranties. As of the acquisition date, the Company accounted for the escrowed amount as contingent consideration and, as such, did not record it as a component of the initial purchase price as the outcome of the related contingencies was not determinable beyond a reasonable doubt. The escrow expired in October 2007 and the Company recorded the entire $15.0 million of the contingent consideration as additional purchase price and allocated it to goodwill. Also during fiscal 2008, the Company finalized its determination of the net operating loss carryforwards and other tax benefits available from the acquisition resulting in a decrease in deferred tax assets of $0.9 million and a corresponding increase in goodwill.
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
     The Company also entered into performance plans with certain former PathScale employees who became employees of QLogic as of the acquisition date. The performance plans provide for the issuance of QLogic common stock based on the achievement of certain

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance milestones and continued employment with QLogic. In connection with the performance plans, the Company recognized $0.2 million, $2.0 million and $7.5 million of compensation expense during fiscal 2009, 2008 and 2007, respectively, and could recognize up to $0.2 million of additional compensation expense through April 2010. During fiscal 2009 and 2008, the Company issued 111,000 shares of common stock valued at $1.7 million and 154,000 shares of common stock valued at $2.6 million, respectively, under this performance plan.
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
Purchased In-Process Research and Development
     The Company recorded IPR&D charges of $3.7 million during fiscal 2007, consisting of $1.8 million for SilverStorm, $1.6 million for PathScale and $0.3 million for Troika. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. As of March 30, 2008, all IPR&D projects were complete.
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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share:

	2009	2008	2007
	(In thousands, except per share amounts)
Net income	$108,789	$96,210	$105,418

Shares:
Weighted-average shares outstanding — basic	127,776	142,167	159,081
Dilutive potential common shares, using treasury stock method	794	734	1,599

Weighted-average shares outstanding — diluted	128,570	142,901	160,680

Net income per share:
Basic	$0.85	$0.68	$0.66

Diluted	$0.85	$0.67	$0.66

     Stock-based awards, including stock options and restricted stock units, representing 25,374,000, 24,490,000 and 19,118,000 shares of common stock have been excluded from the diluted net income per share calculations for fiscal 2009, 2008 and 2007, respectively, because their effect would have been antidilutive.
Note 4. Investment Securities
     Components of investment securities are as follows:

	March 29,	March 30,
	2009	2008
	(In thousands)
Available-for-sale securities	$136,027	$216,400
Trading securities	34,891	—
Other investment securities	3,629	—

Total investment securities	174,547	216,400
Less short-term investment securities	139,561	160,497

Long-term investment securities	$34,986	$55,903

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 29, 2009
U.S. Government and agency securities	$51,776	$868	$(4)	$52,640
Corporate debt obligations	39,434	390	(190)	39,634
Asset and mortgage-backed securities	20,691	418	(96)	21,013
Municipal bonds	2,530	61	—	2,591

Total debt securities	114,431	1,737	(290)	115,878
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	100	—	(5)	95

Total available-for-sale securities	$134,585	$1,737	$(295)	$136,027

March 30, 2008
Corporate debt obligations	$68,234	$635	$(168)	$68,701
U.S. Government and agency securities	40,242	964	—	41,206
Asset and mortgage-backed securities	35,373	490	(28)	35,835
Auction rate debt securities	25,640	—	(1,582)	24,058
Municipal bonds	4,548	67	—	4,615

Total debt securities	174,037	2,156	(1,778)	174,415
Auction rate preferred securities	36,425	—	(4,580)	31,845
Publicly-traded common stock	10,140	—	—	10,140

Total available-for-sale securities	$220,602	$2,156	$(6,358)	$216,400

     The amortized cost and estimated fair value of debt securities as of March 29, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$27,056	$27,285
Due after one year through three years	59,316	60,255
Due after three years through five years	8,536	8,551
Due after five years	19,523	19,787

	$114,431	$115,878

     As of March 29, 2009, and March 30, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of available-for-sale securities were other-than-temporary and recorded impairment charges for these securities of $11.3 million and $6.9 million during fiscal 2009 and 2008, respectively, which are included in interest and other income, net, in the accompanying consolidated statements of income. The Company determined that the remaining unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income (loss).
     During fiscal 2009, the Company sold all of its remaining holdings in common stock that it held in a publicly-traded company for $7.9 million and recorded a net gain of $2.1 million. The Company had received the common stock in connection with the sale of its

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hard disk drive controller and tape drive controller business in fiscal 2006. The Company had previously recorded impairment charges related to these shares totaling $15.9 million since fiscal 2007, including $4.3 million during fiscal 2009.
     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 29, 2009 and March 30, 2008.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 29, 2009
Corporate debt obligations	$10,605	$(190)	$—	$—	$10,605	$(190)
U.S. Government and agency securities	2,002	(4)	—	—	2,002	(4)
Asset and mortgage-backed securities	2,842	(96)	—	—	2,842	(96)
Auction rate preferred securities	95	(5)	—	—	95	(5)

Total	$15,544	$(295)	$—	$—	$15,544	$(295)

March 30, 2008
Corporate debt obligations	$25,510	$(168)	$—	$—	$25,510	$(168)
Asset and mortgage-backed securities	6,927	(28)	—	—	6,927	(28)
Auction rate debt securities	23,899	(1,582)	—	—	23,899	(1,582)
Auction rate preferred securities	26,545	(4,580)	—	—	26,545	(4,580)

Total	$82,881	$(6,358)	$—	$—	$82,881	$(6,358)

     Trading Securities
     The Company’s portfolio of trading securities consists of the following:

March 29,
2009
(In thousands)
Auction rate debt securities	$20,741
Auction rate preferred securities	4,869
Put options related to auction rate securities	9,281

Total trading securities	$34,891

     The Company’s trading securities include investments in auction rate securities, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the Company’s ARS. The underlying assets for the auction rate debt securities in the Company’s portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of the Company’s auction rate preferred securities are the respective funds’ investment portfolios.
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
     The ARS Rights agreement, a legally enforceable contract, results in put options that are recognized as free standing assets separate from the ARS, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company elected to measure the put options at fair value in accordance with SFAS No. 159. In connection with the election to measure the put options at fair value, the Company has classified these financial instruments as trading securities and recorded the initial fair value of $8.1 million in investment securities. In addition, the Company also recorded a $1.2 million gain related to subsequent increases in the fair value of these put options during fiscal 2009. These gains are included in interest and other income,

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net, in the accompanying consolidated statement of income for fiscal 2009. The ARS associated with the ARS Rights, previously classified as available-for-sale securities, were reclassified to trading securities during fiscal 2009. As a result, the Company recognized a loss of $3.4 million, which had previously been recorded in accumulated other comprehensive income (loss) and $2.4 million related to changes in the fair value of the trading securities subsequent to the reclassification. The loss related to the ARS is included in interest and other income, net, in the accompanying consolidated statement of income for fiscal 2009. Subsequent changes in fair value of the put options and the ARS will be recorded in earnings in the related period.
     The Company may be unable to liquidate some or all of its ARS in the near term and, accordingly, has classified its auction rate debt and preferred securities, as well as the related put options, as long-term investment securities as of March 29, 2009.
     Other Investment Securities
     As of March 29, 2009, the Company’s other investment securities include a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company) that suspended trading and redemptions in September 2008. These funds are in the process of being liquidated and the Company expects the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. As a result, during fiscal 2009, the Company reclassified $57.2 million of such investments from cash equivalents to short-term investment securities and accounts for these investments under the cost method. Subsequent to the reclassification to investment securities, the Company has received distributions from The Reserve totaling $48.9 million during fiscal 2009.
     In February 2009, The Reserve announced a plan for liquidation and distribution of assets of the money market fund that includes the establishment of a special reserve which will be used to satisfy pending or threatened claims against the fund, its officers and trustees, and anticipated costs and expenses, including legal and accounting fees. The Reserve plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. During fiscal 2009, the Company recorded other-than-temporary impairment charges aggregating $5.1 million related to its investments in the funds sponsored by The Reserve.
     Fair Value Measurements
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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Assets measured at fair value on a recurring basis as of March 29, 2009 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. Government and agency securities	$52,640	$—	$—	$52,640
Corporate debt obligations	36,586	3,048	—	39,634
Asset and mortgage-backed securities	3,621	17,392	—	21,013
Auction rate debt securities	—	—	20,741	20,741
Municipal bonds	2,591	—	—	2,591

Total debt securities	95,438	20,440	20,741	136,619
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	—	—	4,964	4,964
Put options related to certain auction rate securities	—	—	9,281	9,281
Other investment securities	—	3,629	—	3,629

Balance as of March 29, 2009	$115,492	$24,069	$34,986	$174,547

     The Company’s investments in auction rate securities and the related put options are classified within Level 3 because there are currently no active markets for these securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums. The total amount of assets measured using Level 3 valuation methodologies represented less than 5% of total assets as of March 29, 2009.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for fiscal 2009 is as follows:

			Change in
	Beginning	Total Realized	Unrealized	Sales and Other	Ending
Year Ended March 29, 2009	Balance	Gains (Losses)	Losses	Settlements	Balance
	(In thousands)
Auction rate debt securities	$24,058	$(3,571)	$1,582	$(1,328)	$20,741
Auction rate preferred securities	31,845	(4,952)	4,575	(26,504)	4,964
Put options related to certain auction rate securities	—	9,281	—	—	9,281

Total	$55,903	$758	$6,157	$(27,832)	$34,986

Note 5. Inventories
     Components of inventories are as follows:

	2009	2008
	(In thousands)
Raw materials	$15,780	$7,403
Finished goods	24,513	20,117

	$40,293	$27,520

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Property and Equipment
     Components of property and equipment are as follows:

	2009	2008
	(In thousands)
Land	$11,663	$11,663
Buildings and improvements	39,549	37,240
Production and test equipment	160,978	140,812
Furniture and fixtures	7,909	7,849

	220,099	197,564
Less accumulated depreciation and amortization	127,552	103,838

	$92,547	$93,726

Note 7. Goodwill and Purchased Intangible Assets
Goodwill
     A rollforward of the activity in goodwill is as follows:

	2009	2008
	(In thousands)
Balance at beginning of year	$127,409	$102,910
Adjustment to purchase price allocation	(8,550)	891
Contingent consideration	—	23,675
Other adjustments	—	(67)

Balance at end of year	$118,859	$127,409

Purchased Intangible Assets
     Purchased intangible assets consist of the following:

	March 29, 2009			March 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Acquisition-related intangibles:
Core/developed technology	$43,700	$27,277	$16,423	$43,700	$15,737	$27,963
Customer relationships	9,700	7,814	1,886	9,700	4,580	5,120
Other	775	697	78	775	439	336

	54,175	35,788	18,387	54,175	20,756	33,419

Other purchased intangibles:
Technology-related	2,911	2,181	730	2,596	1,363	1,233

	$57,086	$37,969	$19,117	$56,771	$22,119	$34,652

     A summary of the amortization expense, by classification, included in the accompanying consolidated statements of income is as follows:

	2009	2008	2007
	(In thousands)
Cost of revenues	$12,491	$13,668	$13,087
Engineering and development	125	314	267
Sales and marketing	3,234	3,544	2,692

	$15,850	$17,526	$16,046

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the estimated future amortization expense of purchased intangible assets as of March 29, 2009:

Fiscal	(In thousands)
2010	$7,980
2011	5,601
2012	5,536

$19,117

Note 8. Stockholders’ Equity
  Capital Stock
     The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of March 29, 2009 and March 30, 2008, the Company had 202.0 million and 199.7 million shares of common stock issued, respectively. At March 29, 2009, 37.6 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards, including restricted stock units and an acquisition-related performance milestone plan, and 2.7 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.
  Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.55 billion of the Company’s outstanding common stock, including a program approved in November 2008 authorizing the repurchase of up to $300 million of the Company’s outstanding common stock. During fiscal 2009, the Company purchased 15.8 million shares of its common stock for an aggregate purchase price of $205.5 million, of which $1.5 million was pending settlement at March 29, 2009 and is included in other current liabilities in the accompanying 2009 consolidated balance sheet. During fiscal 2008, the Company purchased 24.1 million shares of its common stock for an aggregate purchase price of $351.5 million, of which $1.7 million was pending settlement and is included in other current liabilities in the accompanying 2008 consolidated balance sheet. As of March 29, 2009, the Company had purchased a total of 82.5 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.28 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 9. Stock-Based Compensation
  Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of March 29, 2009 and March 30, 2008, ESPP participant contributions of $1.1 million and $1.0 million, respectively, were included in other current liabilities in the accompanying consolidated balance sheets. The total number of shares issued under the ESPP was 528,000, 501,000 and 405,000 during fiscal 2009, 2008 and 2007, respectively.
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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Under the terms of the 2005 Plan, as amended, non-employee directors receive grants of stock-based awards upon initial election or appointment to the Board of Directors and upon annual reelection to the Board. The target fair value of such grants are determined by reference to the equity compensation for non-employee directors of the Company’s peer group of companies. The target value is then allocated 100% to a non-qualified stock option grant in the case of the initial grant and allocated 35% to a restricted stock unit award and 65% to a non-qualified stock option grant in the case of the annual grant. All stock options and restricted stock units granted to non-employee directors have ten-year terms and vest over three years from the date of grant.
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
     As of March 29, 2009, options to purchase 25.9 million shares of common stock and 1.7 million restricted stock units were held by employees and directors. Shares available for future grant were 9.7 million under the 2005 Plan as of March 29, 2009. No further awards can be granted under any other plans.
     A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)
Outstanding at April 2, 2006	24,854	$20.90
Options assumed as part of acquisition	308	3.00
Granted	4,512	18.50
Exercised	(2,173)	12.64
Forfeited (cancelled pre-vesting)	(884)	15.73
Expired (cancelled post-vesting)	(490)	27.44

Outstanding at April 1, 2007	26,127	21.01
Granted	4,027	16.24
Exercised	(954)	10.32
Forfeited (cancelled pre-vesting)	(2,054)	16.91
Expired (cancelled post-vesting)	(1,067)	22.36

Outstanding at March 30, 2008	26,079	20.94
Granted	4,117	15.07
Exercised	(1,485)	13.09
Forfeited (cancelled pre-vesting)	(1,121)	15.93
Expired (cancelled post-vesting)	(1,650)	22.42

Outstanding at March 29, 2009	25,940	$20.58	5.2	$365

Vested and expected to vest at March 29, 2009	22,975	$20.72	5.0	$344

Exercisable at March 29, 2009	19,483	$22.14	4.0	$243

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of restricted stock unit activity is as follows:

		Weighted-
		Average
		Grant
	Number of	Date
	Shares	Fair Value
	(In thousands)
Outstanding and unvested at April 2, 2006	—	$—
Granted	968	18.82
Forfeited	(29)	18.09

Outstanding and unvested at April 1, 2007	939	18.84
Granted	842	16.52
Vested (a)	(214)	18.79
Forfeited	(294)	17.72

Outstanding and unvested at March 30, 2008	1,273	17.57
Granted	944	14.89
Vested (a)	(364)	17.72
Forfeited	(160)	16.12

Outstanding and unvested at March 29, 2009	1,693	$16.18

(a)	During fiscal 2009 and 2008, the Company issued 233,000 and 136,000 shares of common stock, respectively, in connection with the vesting of restricted stock units during each year. The difference between the number of shares vested and issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.
  Stock-Based Compensation Expense
     A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded under SFAS No. 123R by functional line item in the accompanying consolidated statements of income is as follows:

	2009	2008	2007
	(In thousands)
Cost of revenues	$2,058	$2,128	$1,897
Engineering and development	14,991	14,531	11,190
Sales and marketing	5,545	6,255	8,155
General and administrative	6,052	8,850	9,037

	$28,646	$31,764	$30,279

     Stock-based compensation expense related to acquisitions of $0.2 million, $1.2 million and $9.1 million for fiscal 2009, 2008 and 2007, respectively, is excluded from the above table.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2009		2008		2007
		Employee Stock		Employee Stock		Employee Stock
	Stock Options	Purchase Plan	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Fair value	$5.64	$3.39	$6.43	$3.39	$8.31	$4.09
Expected volatility	37%	45%	38%	35%	46%	29%
Risk-free interest rate	3.4%	0.9%	4.7%	4.0%	4.9%	5.0%
Expected life (years)	5.2	0.25	5.1	0.25	5.0	0.25
Dividend yield	—	—	—	—	—	—
     Restricted stock units granted were valued based on the closing market price on the date of grant.
     Stock-based compensation expense for stock options, restricted stock units and employee stock purchases recognized under the provisions of SFAS No. 123R for fiscal 2009, 2008 and 2007 was $28.6 million ($24.0 million after income taxes), $31.8 million

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($26.4 million after income taxes) and $30.3 million ($24.7 million after income taxes), respectively. Stock-based compensation costs capitalized as part of the cost of assets for fiscal 2009, 2008 and 2007 were not material.
     As of March 29, 2009, there was $58.5 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted average period of 2.6 years.
     During fiscal 2009, 2008 and 2007, the grant date fair value of options vested totaled $20.5 million, $26.2 million and $22.9 million, respectively. The intrinsic value of options exercised during fiscal 2009, 2008 and 2007 totaled $6.9 million, $5.7 million and $17.9 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.
     The fair value of restricted stock units vested during fiscal 2009 and 2008 totaled $5.5 million and $3.4 million, respectively. No restricted stock units vested during fiscal 2007.
     The Company currently issues new shares to deliver common stock under its stock-based award plans.
Note 10. Employee Retirement Savings Plan
     The Company has established a pretax savings and profit sharing plan under Section 401(k) of the Internal Revenue Code for substantially all domestic employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. Company contributions match up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $2.7 million, $2.8 million and $2.7 million in fiscal 2009, 2008 and 2007, respectively. The Company also maintains retirement plans in certain non-US locations. The total expense and total obligation of the Company for these plans were not material to the accompanying consolidated financial statements for all periods presented.
Note 11. Special Charges
     During the fiscal 2009, the Company implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $4.1 million. The special charges consisted primarily of $3.9 million of exit costs associated with severance benefits for the affected employees and costs related to a facility under a non-cancelable lease that the Company vacated during fiscal 2009 (collectively, the Fiscal 2009 Initiative).
     During fiscal 2008, the Company recorded special charges totaling $5.3 million related to workforce reductions and the consolidation and elimination of certain activities, principally related to certain engineering functions. The special charges consisted of $5.0 million for exit costs and $0.3 million for asset impairments. The exit costs include the costs associated with workforce reductions, the cancellation of a contract and the consolidation of certain facilities (collectively, the Fiscal 2008 Initiative).
     Activity and liability balances for the exit costs related to the Fiscal 2009 Initiative are as follows:

	Workforce
	reductions	Facility	Total
	(In thousands)
Charged to costs and expenses	$3,641	$285	$3,926
Cash payments	(2,343)	—	(2,343)
Non-cash adjustments	—	8	8

Balance as of March 29, 2009	$1,298	$293	$1,591

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Activity and liability balances for the exit costs related to the Fiscal 2008 Initiative are as follows:

		Contract
	Workforce	cancellation
	reductions	and other	Total
	(In thousands)
Charged to costs and expenses	$3,761	$1,235	$4,996
Cash payments	(3,202)	(742)	(3,944)
Non-cash adjustments	—	60	60

Balance as of March 30, 2008	559	553	1,112
Charged to costs and expenses	—	137	137
Cash payments	(559)	(225)	(784)
Non-cash adjustments	—	(10)	(10)

Balance as of March 29, 2009	$—	$455	$455

     The unpaid exit costs are expected to be paid over the terms of the related agreements, principally during fiscal 2010.
Note 12. Interest and Other Income, net
     Components of interest and other income, net, are as follows:

	2009	2008	2007
Interest income	$11,295	$20,590	$25,713
Impairment of investment securities	(16,407)	(6,867)	(8,094)
Gain on sales of available-for-sale securities	2,695	804	191
Loss on sales of available-for-sale securities	(1,131)	(197)	(1,853)
Gain on sale of shares of a publicly-traded company	2,075	—	—
Gain related to put option (see Note 4)	9,281	—	—
Loss on trading securities	(5,825)	—	—
Other	151	(306)	915

	$2,134	$14,024	$16,872

Note 13. Commitments and Contingencies
  Leases
     The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of March 29, 2009 is as follows:

Fiscal Year	(In thousands)
2010	$7,191
2011	5,786
2012	4,517
2013	2,730
2014	2,581
Thereafter	7,954

Total future minimum lease payments	$30,759

     Rent expense for fiscal 2009, 2008 and 2007 was $9.0 million, $9.7 million and $8.2 million, respectively.
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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 14. Income Taxes
     Income before income taxes consists of the following components:

	2009	2008	2007
	(In thousands)
United States	$130,573	$96,450	$102,603
International	38,435	51,270	52,184

	$169,008	$147,720	$154,787

     The components of income taxes are as follows:

	2009	2008	2007
	(In thousands)
Current:
Federal	$32,147	$53,371	$45,618
State	7,524	8,784	4,032
Foreign	3,888	3,904	3,996

Total current	43,559	66,059	53,646

Deferred:
Federal	17,465	(10,918)	(3,067)
State	(511)	(3,947)	(331)
Foreign	(294)	316	(879)

Total deferred	16,660	(14,549)	(4,277)

Total income taxes	$60,219	$51,510	$49,369

     The tax benefits associated with dispositions from employee stock compensation plans of $0.3 million, $0.3 million and $5.8 million in fiscal 2009, 2008 and 2007, respectively, were recorded directly to additional paid-in capital. In addition, the tax expense (benefit) associated with the change in unrealized gains and losses on the Company’s marketable securities of $2.2 million, $(1.8) million and $1.3 million in fiscal 2009, 2008 and 2007, respectively, were recorded in other comprehensive income (loss).
     A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2009	2008	2007
	(In thousands)
Expected income tax provision at the statutory rate	$59,153	$51,702	$54,175
State income taxes, net of federal tax benefit	7,370	4,954	2,406
Tax rate differential on foreign earnings and other international related tax items	997	(5,752)	(10,400)
Benefit from research and other credits	(5,370)	(4,800)	(1,772)
Stock-based compensation	3,681	4,239	5,469
Resolution of prior period tax matters	(8,892)	—	(3,920)
Valuation allowance	3,469	—	—
Other, net	(189)	1,167	3,411

	$60,219	$51,510	$49,369

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the deferred tax assets and liabilities are as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$21,502	$24,325
Stock-based compensation	12,322	9,129
Capital loss carryovers	7,739	1,751
Net operating loss carryforwards	5,859	7,397
Foreign tax credits	4,278	9,387
Research credits	3,804	3,227
Investment securities	3,095	7,445
State income taxes	2,572	6,098
Other	1,668	3,471

Total gross deferred tax assets	62,839	72,230
Valuation allowance	(3,469)	—

Total deferred tax assets, net of valuation allowance	59,370	72,230

Deferred tax liabilities:
Research and development expenditures	8,223	6,083
Purchased intangible assets	3,360	8,050

Total deferred tax liabilities	11,583	14,133

Net deferred tax assets	$47,787	$58,097

     A summary of the breakdown between current and noncurrent net deferred tax assets included in the accompanying consolidated balance sheets is as follows:

	2009	2008
	(In thousands)
Current assets	$19,002	$32,227
Noncurrent assets	28,785	25,870

Net deferred tax assets	$47,787	$58,097

     During fiscal 2009, the Company recorded a $3.5 million valuation allowance against deferred tax assets related to impairments on certain investment securities. Due to the recent turmoil in the financial and credit markets, and limitations on the deductibility of capital losses, management is currently unable to assert that it is more likely than not that the Company will realize the benefit of the related deferred tax assets.
     Based upon the Company’s current and historical pre-tax earnings, except for the valuation allowance related to impairments on certain investment securities, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of March 29, 2009. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.
     As of March 29, 2009, the Company has federal net operating loss carryforwards of $7.3 million, which will expire between 2018 and 2026, if not utilized, and state net operating loss carryforwards of $37.7 million, which will expire between 2015 and 2028, if not utilized. The net operating loss carryforwards relate to acquired companies and are subject to limitations on utilization.
     As of March 29, 2009, the Company has federal general business credit carryforwards of $2.1 million, which will expire between 2022 and 2026, if not utilized, and state tax credit carryforwards of $1.6 million, of which the majority have no expiration date. The tax credit carryforwards relate to an acquired company and are subject to limitations on their utilization.
     As of March 29, 2009, the Company has federal capital loss carryovers of $18.9 million which the Company plans to carryback to offset capital gains reported on the 2006 federal return. The Company also has state capital loss carryovers of $19.0 million. In general, the state carryovers will expire in 2014, if not utilized. Management believes it is more likely than not that sufficient capital gains will be available to realize the benefits of the existing net deferred tax assets associated with capital loss carryovers.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of March 29, 2009, the cumulative amount of undistributed earnings of our foreign subsidiaries was $115.3 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
     During fiscal 2009, the audits of the Company’s federal consolidated income tax returns for fiscal years 2005 and 2006 and California combined income tax returns for fiscal years 2004 through 2006 were completed. The Company is no longer subject to federal or California examinations prior to fiscal 2007. The Company’s California combined income tax returns for fiscal year 2007 through 2008 are presently under examination by the Franchise Tax Board. With limited exceptions, the Company is no longer subject to other state and foreign income tax examinations by taxing authorities for the years through fiscal 2004. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.
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
     A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2009	2008
	(In thousands)
Balance at beginning of year	$40,162	$32,911
Additions based on tax positions related to the current year	14,957	7,865
Additions for tax positions of prior years	5,357	5,006
Reductions for tax positions of prior years	(15,521)	(4,375)
Settlements with taxing authorities	(1,848)	—
Lapses of statute of limitations	(1,581)	(1,245)

Balance at end of year	$41,526	$40,162

     If the unrecognized tax benefits as of March 29, 2009 were recognized, $29.9 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate. It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $5.3 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2010.
     In addition to the unrecognized tax benefits at March 29, 2009 noted above, the Company had accrued $3.5 million and $4.7 million of interest expense, net of the related tax benefit, and penalties as of March 29, 2009 and March 30, 2008, respectively. The Company recognized interest expense, net of the related tax benefit, and penalties aggregating ($1.2) million and $0.8 million during fiscal 2009 and 2008, respectively.
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
Product Revenues
     The Company classifies its products into four categories. Host Products consist primarily of Fibre Channel and iSCSI host bus adapters and InfiniBand host channel adapters. Network Products consist primarily of Fibre Channel switches, InfiniBand switches,

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and storage routers. Silicon Products consist primarily of Fibre Channel and iSCSI controllers. Royalty and Service consist primarily of royalties and service fees. A summary of the components of the Company’s net revenues is as follows:

	2009	2008	2007
	(In thousands)
Host Products	$440,862	$437,882	$410,607
Network Products	117,551	101,758	88,307
Silicon Products	61,426	44,323	76,652
Royalty and Service	14,023	13,903	11,131

	$633,862	$597,866	$586,697

Geographic Revenues
     Revenues by geographic area are presented based upon the country of destination. No individual country other than the United States represented 10% or more of net revenues for any of the years presented. Net revenues by geographic area are as follows:

	2009	2008	2007
	(In thousands)
United States	$303,729	$305,146	$314,300
Europe, Middle East and Africa	154,463	144,631	131,954
Asia-Pacific and Japan	139,850	113,063	111,130
Rest of world	35,820	35,026	29,313

	$633,862	$597,866	$586,697

Significant Customers
     A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues for any of the years presented is as follows:

	2009	2008	2007
Hewlett-Packard	21%	20%	16%
IBM	18%	16%	17%
Sun Microsystems	11%	11%	12%
Note 16. Subsequent Event
     On April 27, 2009, the Company acquired NetXen, Inc. (NetXen) in a merger transaction. NetXen develops, markets and sells Ethernet adapter and controller products targeted at the enterprise server market. The acquisition provides the Company with complementary networking products and intellectual property. The acquisition further expands the Company’s expertise in strategic areas of technology and enables it to better address a wider range of emerging customer requirements for converged networks. Consideration paid for this acquisition was approximately $21 million in cash, subject to certain closing adjustments.
     The Company is in the process of evaluating the net assets acquired and expects to finalize the purchase price allocation during fiscal 2010. The consideration paid in excess of the fair value of tangible assets acquired is expected to be allocated to intangible assets and goodwill. The historical results of operations of NetXen are not material in relation to the consolidated financial statements of the Company.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17. Condensed Quarterly Results (Unaudited)
     The following table summarizes certain unaudited quarterly financial information for fiscal 2009 and 2008:

	Three Months Ended
	June	September (1)	December (2)	March (3)
	(In thousands, except per share amounts)
Fiscal 2009:
Net revenues	$168,427	$171,197	$163,691	$130,547
Gross profit	112,669	116,183	108,921	86,014
Operating income	47,781	49,926	45,307	23,860
Net income	31,647	27,155	30,790	19,197
Net income per share:
Basic	0.24	0.21	0.24	0.16
Diluted	0.24	0.20	0.24	0.16

Fiscal 2008:
Net revenues	$139,777	$140,326	$158,040	$159,723
Gross profit	88,914	91,313	105,803	105,877
Operating income	22,735	27,176	44,077	39,708
Net income	18,995	22,580	31,870	22,765
Net income per share:
Basic	0.12	0.16	0.23	0.17
Diluted	0.12	0.16	0.23	0.17

(1)	During the three months ended September 28, 2008, the Company recorded impairment charges related to investment securities of $5.0 million.

(2)	During the three months ended December 28, 2008, the Company recorded impairment charges of $4.3 million related to investment securities, a $4.5 million loss upon the transfer of auction rate securities from the available-for-sale classification to trading securities and an $8.1 million gain for the initial recognition of the put options related to auction rate securities owned by the Company (see Note 4).

(3)	During the three months ended March 29, 2009, the Company recorded impairment charges related to investment securities of $4.4 million, recorded a gain of $2.1 million related to the sale of all of its remaining holdings in common stock of a publicly-traded company and recorded special charges of $2.7 million associated with a workforce reduction initiative. During the three months ended March 30, 2008, the Company recorded impairment charges related to investment securities of $6.9 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 29, 2009.
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
     Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation as of March 29, 2009, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.
     The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 37 herein.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Reference is made to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2009, for information required under this Item 10. Such information is incorporated herein by reference.
     The Company has adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.
Item 11. Executive Compensation
     Reference is made to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2009, for information required under this Item 11. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Reference is made to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2009, for information required under this Item 12. Such information is incorporated herein by reference.
     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Reference is made to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2009, for information required under this Item 13. Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Reference is made to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2009, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Consolidated Financial Statements
     The following consolidated financial statements of the Company for the years ended March 29, 2009, March 30, 2008 and April 1, 2007 are filed as part of this report:
FINANCIAL STATEMENT INDEX
     (a) (2) Financial Statement Schedule
     The following consolidated financial statement schedule of the Company for the years ended March 29, 2009, March 30, 2008 and April 1, 2007 is filed as part of this report and is incorporated herein by reference:
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
Date: May 21, 2009
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

Signature	Title	Date

Principal Executive Officer:

/s/ H.K. Desai H.K. Desai	Chairman of the Board and Chief Executive Officer	May 21, 2009

Principal Financial and Accounting Officer:

/s/ Simon Biddiscombe Simon Biddiscombe	Senior Vice President and Chief Financial Officer	May 21, 2009

/s/ Joel S. Birnbaum Joel S. Birnbaum	Director	May 21, 2009

/s/ James R. Fiebiger James R. Fiebiger	Director	May 21, 2009

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	May 21, 2009

/s/ Kathryn B. Lewis Kathryn B. Lewis	Director	May 21, 2009

/s/ George D. Wells George D. Wells	Director	May 21, 2009

SCHEDULE II
QLOGIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions:
		Charged to	Deductions:
	Balance at	Costs and	Amounts	Balance at
	Beginning of	Expenses	Written Off, Net	End of
	Year	or Revenues	of Recoveries	Year
	(In thousands)
Year ended March 29, 2009:
Allowance for doubtful accounts	$1,176	$278	$88	$1,366
Sales returns and allowances	$7,601	$37,074	$35,827	$8,848
Year ended March 30, 2008:
Allowance for doubtful accounts	$1,075	$399	$298	$1,176
Sales returns and allowances	$5,219	$29,820	$27,438	$7,601
Year ended April 1, 2007:
Allowance for doubtful accounts	$1,239	$30	$194	$1,075
Sales returns and allowances	$4,102	$26,503	$25,386	$5,219

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)

3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)

3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.9	By-Laws of QLogic Corporation, as amended. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on November 12, 2008)

10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

10.2	QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006)

10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 22, 2008.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)

10.5	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2008.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)

Exhibit
No.	Description
10.6	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)

10.7	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)

10.8	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)

10.9	Change in Control Severance Agreement, dated December 18, 2008, between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)

10.10	Change in Control Severance Agreement, dated December 18, 2008, between QLogic Corporation and Simon Biddiscombe.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)

10.11	Employment Separation and Mutual General Releases Agreement, dated July 14, 2008, between Denis Maynard and QLogic Corporation.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008)

10.12	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.