Form 10-Q
period 2009-06-28
QLOGIC CORP
filed 2009-07-29
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of July 23, 2009, 118,099,458 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	March 29,
	2009	2009
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$133,538	$203,722
Short-term investment securities	192,237	139,561
Accounts receivable, less allowance for doubtful accounts of $1,380 and $1,366 as of June 28, 2009 and March 29, 2009, respectively	68,909	68,519
Inventories	29,937	40,293
Deferred tax assets	16,340	19,002
Other current assets	9,798	10,854

Total current assets	450,759	481,951
Long-term investment securities	29,048	34,986
Property and equipment, net	90,866	92,547
Goodwill	133,945	118,859
Purchased intangible assets, net	16,737	19,117
Deferred tax assets	28,069	28,785
Other assets	4,034	4,045

	$753,458	$780,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,788	$36,874
Accrued compensation	15,684	28,702
Accrued taxes	8,326	13,499
Deferred revenue	7,926	7,470
Other current liabilities	6,737	6,728

Total current liabilities	66,461	93,273
Accrued taxes	42,300	47,116
Deferred revenue	8,673	8,559
Other liabilities	4,837	4,797

Total liabilities	122,271	153,745

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 202,558,000 and 202,009,000 shares issued at June 28, 2009 and March 29, 2009, respectively	203	202
Additional paid-in capital	721,878	712,064
Retained earnings	1,208,690	1,193,727
Accumulated other comprehensive income	857	634
Treasury stock, at cost: 84,072,000 and 82,478,000 shares at June 28, 2009 and March 29, 2009, respectively	(1,300,441)	(1,280,082)

Total stockholders’ equity	631,187	626,545

	$753,458	$780,290

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(Unaudited; In thousands,
	except per share amounts)

Net revenues	$122,775	$168,427
Cost of revenues	44,469	55,758

Gross profit	78,306	112,669

Operating expenses:
Engineering and development	34,078	34,367
Sales and marketing	19,465	22,945
General and administrative	8,314	7,576

Total operating expenses	61,857	64,888

Operating income	16,449	47,781
Interest and other income, net	2,924	1,539

Income before income taxes	19,373	49,320
Income taxes	4,410	17,673

Net income	$14,963	$31,647

Net income per share:
Basic	$0.13	$0.24

Diluted	$0.13	$0.24

Number of shares used in per share calculations:
Basic	118,860	132,548

Diluted	119,474	133,488

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$14,963	$31,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,012	8,341
Stock-based compensation	9,560	7,805
Acquisition-related:
Amortization of purchased intangible assets	2,210	3,392
Stock-based compensation	59	270
Deferred income taxes	3,260	2,731
Net gain on sales of investment securities	(1,199)	(405)
Impairment of investment securities	—	2,698
Provision for losses on accounts receivable	14	24
Loss on disposal of property and equipment	11	84
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	312	(5,037)
Inventories	11,386	1,293
Other assets	(9)	(2,435)
Accounts payable	(9,140)	2,113
Accrued compensation	(12,748)	(10,458)
Accrued taxes	(10,030)	11,540
Deferred revenue	570	4,081
Other liabilities	(283)	143

Net cash provided by operating activities	16,948	57,827

Cash flows from investing activities:
Purchases of available-for-sale securities	(113,534)	(35,720)
Proceeds from sales and maturities of available-for-sale securities	64,056	45,077
Proceeds from disposition of trading securities	5,800	—
Purchases of property and equipment	(6,958)	(6,209)
Acquisition of business, net of cash acquired	(13,664)	—

Net cash provided by (used in) investing activities	(64,300)	3,148

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	1,700	3,648
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,395)	(1,624)
Tax effect from issuance of stock under stock plans	(244)	(104)
Purchases of treasury stock	(20,959)	(28,140)
Payoff of line of credit assumed in acquisition	(934)	—

Net cash used in financing activities	(22,832)	(26,220)

Net increase (decrease) in cash and cash equivalents	(70,184)	34,755
Cash and cash equivalents at beginning of period	203,722	160,009

Cash and cash equivalents at end of period	$133,538	$194,764

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The results of operations for the three months ended June 28, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company has evaluated subsequent events through July 28, 2009, the date the financial statements were issued.
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
     The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in the Company’s estimates, including estimates impacting investment securities and long-lived assets. Significant judgment is required in determining the fair value of investment securities in inactive markets, as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of the Company’s long-lived assets exists and in estimating future cash flows for any necessary impairment tests. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
Note 2. Business Combination
     On April 27, 2009, the Company acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.2 million for all outstanding NetXen capital stock. NetXen develops, markets and sells Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded the Company’s product portfolio to include Ethernet networking products that are complementary to existing products. The acquisition also expands the Company’s expertise to better address a wider range of emerging customer requirements for converged networks. The acquisition agreement provides for an adjustment to the purchase price based on the final working capital as of the date of acquisition. The working capital adjustment is expected to be finalized in the second quarter of fiscal 2010. The acquisition agreement also required that $5.1 million of the consideration be placed into an escrow account in connection with certain standard representations and warranties. The consideration placed in escrow is scheduled to be released between 18 and 24 months after the date of the acquisition, subject to satisfaction of the standard representations and warranties. The escrowed amounts have been accounted for as cash consideration on the date of the acquisition.
     This business combination has been accounted for using the acquisition method in accordance with Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations.” The Company has completed a preliminary assessment of the tangible assets acquired and liabilities assumed as of the acquisition date and has recorded provisional amounts for these assets and liabilities in its initial accounting for the acquisition. The Company is continuing its assessment and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to these provisional amounts or if additional assets or liabilities are determined to have existed at the acquisition date, the initial acquisition accounting will be revised accordingly. The Company is also in the process of valuing the intangible assets acquired and determining the net operating loss carryforwards and other tax effects related to the acquisition, including whether any portion of the goodwill resulting from the acquisition will be tax deductible. The Company expects to complete these analyses in fiscal 2010, which may result in an allocation of certain amounts to intangible assets and other adjustments to the provisional amounts recorded in the Company’s initial accounting for the acquisition, with corresponding adjustments to goodwill.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The consideration paid in excess of the provisional fair value of the tangible net assets acquired totaled $15.1 million, which has been included in goodwill in the accompanying condensed consolidated balance sheet as of June 28, 2009. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired:

(In thousands)
Cash	$2,659
Accounts receivable	716
Inventories	1,030
Property and equipment	854
Other assets	444
Goodwill	15,086
Accounts payable and other current liabilities	(1,824)
Accrued compensation	(865)
Line of credit	(934)

$17,166

     The results of operations for NetXen have been included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for NetXen are not material in relation to the condensed consolidated financial statements of the Company.
Note 3. Investment Securities
     Components of investment securities are as follows:

	June 28,	March 29,
	2009	2009
	(In thousands)
Available-for-sale securities	$188,999	$136,027
Trading securities	29,048	34,891
Other investment securities	3,238	3,629

Total investment securities	221,285	174,547
Less short-term investment securities	192,237	139,561

Long-term investment securities	$29,048	$34,986

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

June 28, 2009
U.S. Government and agency securities	$71,634	$489	$(52)	$72,071
Corporate debt obligations	66,467	917	(53)	67,331
Asset and mortgage-backed securities	23,937	480	(50)	24,367
Municipal bonds	5,083	31	—	5,114

Total debt securities	167,121	1,917	(155)	168,883
Certificate of deposit	20,116	—	—	20,116

Total available-for-sale securities	$187,237	$1,917	$(155)	$188,999

March 29, 2009
U.S. Government and agency securities	$51,776	$868	$(4)	$52,640
Corporate debt obligations	39,434	390	(190)	39,634
Asset and mortgage-backed securities	20,691	418	(96)	21,013
Municipal bonds	2,530	61	—	2,591

Total debt securities	114,431	1,737	(290)	115,878
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	100	—	(5)	95

Total available-for-sale securities	$134,585	$1,737	$(295)	$136,027

     The amortized cost and estimated fair value of debt securities as of June 28, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$29,417	$29,679
Due after one year through three years	70,931	71,731
Due after three years through five years	40,227	40,521
Due after five years	26,546	26,952

	$167,121	$168,883

     As of June 28, 2009 and June 29, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 28, 2009, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income. As of June 29, 2008, based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of available-for-sale securities were other-than-temporary and recorded impairment charges of $2.7 million, which are included in interest and other income, net, in the accompanying condensed consolidated statement of income for the three months ended June 29, 2008.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 28, 2009 and March 29, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

June 28, 2009
U.S. Government and agency securities	$16,936	$(52)	$—	$—	$16,936	$(52)
Corporate debt obligations	18,024	(53)	—	—	18,024	(53)
Asset and mortgage-backed securities	2,125	(50)	—	—	2,125	(50)

Total	$37,085	$(155)	$—	$—	$37,085	$(155)

March 29, 2009
U.S. Government and agency securities	$2,002	$(4)	$—	$—	$2,002	$(4)
Corporate debt obligations	10,605	(190)	—	—	10,605	(190)
Asset and mortgage-backed securities	2,842	(96)	—	—	2,842	(96)
Auction rate preferred securities	95	(5)	—	—	95	(5)

Total	$15,544	$(295)	$—	$—	$15,544	$(295)

      Trading Securities
     The Company’s portfolio of trading securities consists of the following:

	June 28,	March 29,
	2009	2009
	(In thousands)
Auction rate debt securities	$20,162	$20,741
Auction rate preferred securities	4,416	4,869
Put options related to auction rate securities	4,470	9,281

Total trading securities	$29,048	$34,891

     The Company’s trading securities include investments in auction rate securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the Company’s ARS. The underlying assets for the auction rate debt securities in the Company’s portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of the Company’s auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, the Company entered into an agreement with the broker for all of the ARS currently held by the Company, which provides the Company with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle the Company to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by the Company at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement.
     The Company may be unable to liquidate some or all of its ARS in the near-term and, accordingly, has classified its auction rate debt and preferred securities, as well as the related put options, as long-term investment securities as of June 28, 2009.
      Other Investment Securities
     As of June 28, 2009, the Company’s other investment securities are comprised of a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company), which suspended trading and redemptions in September 2008. These funds are in the process of being liquidated and the Company expects the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. These funds do not have readily determinable fair values and thus have been accounted for under the cost method.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair Value Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets measured at fair value on a recurring basis as of June 28, 2009 and March 29, 2009 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 28, 2009
U.S. Government and agency securities	$72,071	$—	$—	$72,071
Corporate debt obligations	64,203	3,128	—	67,331
Asset and mortgage-backed securities	3,773	20,594	—	24,367
Municipal bonds	5,114	—	—	5,114
Certificate of deposit	20,116	—	—	20,116

Total available-for-sale securities	165,277	23,722	—	188,999

Auction rate debt securities	—	—	20,162	20,162
Auction rate preferred securities	—	—	4,416	4,416
Put options related to auction rate securities	—	—	4,470	4,470

Total trading securities	—	—	29,048	29,048

Balance as of June 28, 2009	$165,277	$23,722	$29,048	$218,047

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 29, 2009
U.S. Government and agency securities	$52,640	$—	$—	$52,640
Corporate debt obligations	36,586	3,048	—	39,634
Asset and mortgage-backed securities	3,621	17,392	—	21,013
Municipal bonds	2,591	—	—	2,591
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	—	—	95	95

Total available-for-sale securities	115,492	20,440	95	136,027

Auction rate debt securities	—	—	20,741	20,741
Auction rate preferred securities	—	—	4,869	4,869
Put options related to auction rate securities	—	—	9,281	9,281

Total trading securities	—	—	34,891	34,891

Balance as of March 29, 2009	$115,492	$20,440	$34,986	$170,918

     The Company’s investments in auction rate securities and the related put options are classified within Level 3 because there are currently no active markets for these securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
premiums. The total amount of assets measured using Level 3 valuation methodologies represented less than 4% of total assets as of June 28, 2009.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 28, 2009 is as follows:

	Balance	Total Realized	Total Unrealized	Sales and Other	Balance
	March 29, 2009	Gains and Losses	Gains and Losses	Settlements	June 28, 2009
			(In thousands)
Auction rate debt securities	$20,741	$91	$—	$(670)	$20,162
Auction rate preferred securities	4,964	4,808	5	(5,361)	4,416
Put options related to auction rate securities	9,281	(4,811)	—	—	4,470

Total	$34,986	$88	$5	$(6,031)	$29,048

     Realized gains and losses are included in interest and other income, net, in the accompanying condensed consolidated statements of income for the three months ended June 28, 2009 and June 29, 2008. Unrealized gains and losses are included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets at June 28, 2009 and March 29, 2009.
Note 4. Inventories
     Components of inventories are as follows:

	June 28,	March 29,
	2009	2009
	(In thousands)
Raw materials	$12,933	$15,780
Finished goods	17,004	24,513

	$29,937	$40,293

Note 5. Purchased Intangible Assets
     Purchased intangible assets consist of the following:

	June 28, 2009			March 29, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(In thousands)
Acquisition-related intangibles:
Core/developed technology	$43,700	$28,645	$15,055	$43,700	$27,277	$16,423
Customer relationships	9,700	8,622	1,078	9,700	7,814	1,886
Other	775	731	44	775	697	78

	54,175	37,998	16,177	54,175	35,788	18,387

Other purchased intangibles:
Technology-related	2,911	2,351	560	2,911	2,181	730

	$57,086	$40,349	$16,737	$57,086	$37,969	$19,117

     A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(in thousands)
Cost of revenues	$1,572	$2,758
Engineering and development	—	31
Sales and marketing	808	809

	$2,380	$3,598

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the estimated future amortization expense of purchased intangible assets as of June 28, 2009:

Fiscal	(In thousands)
2010 (remaining nine months)	$5,600
2011	5,601
2012	5,536

$16,737

Note 6. Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.55 billion of the Company’s outstanding common stock. During the three months ended June 28, 2009, the Company purchased 1.6 million shares of its common stock for an aggregate purchase price of $20.4 million, of which $0.9 million was pending settlement at June 28, 2009 and is included in other current liabilities in the accompanying condensed consolidated balance sheet. As of June 28, 2009, the Company had purchased a total of 84.1 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.30 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 7. Stock-Based Compensation
     During the three months ended June 28, 2009, the Company granted options to purchase 3,446,000 shares of common stock and 1,460,000 restricted stock units with weighted average grant date fair values of $5.27 and $13.83 per share, respectively.
     A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(In thousands)
Cost of revenues	$734	$479
Engineering and development	4,967	4,175
Sales and marketing	1,644	1,565
General and administrative	2,215	1,586

	$9,560	$7,805

Note 8. Interest and Other Income, Net
     Components of interest and other income, net, are as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(In thousands)
Interest income	$1,599	$3,511
Gain on sales of investment securities	1,360	416
Loss on sales of investment securities	(161)	(11)
Impairment of investment securities	—	(2,698)
Other	126	321

	$2,924	$1,539

Note 9. Income Taxes
     The Company’s provision for income taxes was $4.4 million and $17.7 million for the three months ended June 28, 2009 and June 29, 2008, respectively. The effective income tax rate was 23% and 36% for the three months ended June 28, 2009 and June 29, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resolutions of tax audits or other tax contingencies. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate as the Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the U.S.
     The effective tax rate for the three months ended June 28, 2009 varied from the statutory tax rate, principally as a result of the mix of income attributable to domestic and foreign tax jurisdictions, including the impact of additional payments made in fiscal 2009 in connection with an intercompany technology license related to the Company’s intellectual property. These additional license payments resulted in a larger portion of income taxed at U.S. rates in fiscal 2009 compared to the Company’s estimates for fiscal 2010. In addition, the effective income tax rate for the three months ended June 28, 2009 was favorably impacted by the resolution of various federal, state and foreign tax matters.
Note 10. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(In thousands, except per share
	amounts)

Net income	$14,963	$31,647

Shares:
Weighted-average shares outstanding — basic	118,860	132,548
Dilutive potential common shares, using treasury stock method	614	940

Weighted-average shares outstanding — diluted	119,474	133,488

Net income per share:
Basic	$0.13	$0.24

Diluted	$0.13	$0.24

     Stock-based awards, including stock options and restricted stock units, representing 28,466,000 and 26,065,000 shares of common stock have been excluded from the diluted net income per share calculations for the three months ended June 28, 2009 and June 29, 2008, respectively, because their effect would have been antidilutive.
Note 11. Comprehensive Income
     Components of comprehensive income are as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(In thousands)

Net income	$14,963	$31,647
Other comprehensive income:
Change in unrealized gains/losses on available-for-sale investment securities, net of tax	223	3,328

	$15,186	$34,975

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
Overview
     We are a designer and supplier of high performance storage networking, server networking, data networking and converged networking infrastructure solutions. Our solutions are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. We sell Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand® host channel adapters; Fibre Channel over Ethernet, or FCoE, converged network adapters; and Ethernet adapters, which we collectively refer to as Host Products. We sell Fibre Channel switches, including stackable edge, blade and virtualized pass-through switches; InfiniBand switches, including high-end multi-protocol directors, edge and blade switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel and iSCSI networks, which we collectively refer to as Network Products. We also sell Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers, all for select embedded and target applications, which we collectively refer to as Silicon Products.
     Our products are incorporated in solutions from a number of OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Sun Microsystems, Inc. and many others.
     Business Combination
     On April 27, 2009, we acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.2 million for all outstanding NetXen capital stock. NetXen develops, markets and sells Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded our product portfolio to include Ethernet networking products that are complementary to our existing products. The acquisition also expands our expertise to better address a wider range of emerging customer requirements for converged networks. The acquisition agreement provides for an adjustment to the purchase price based on the final working capital as of the date of acquisition. The working capital adjustment is expected to be finalized in the second quarter of fiscal 2010. The acquisition agreement also required that $5.1 million of the consideration be placed into an escrow account in connection with certain standard representations and warranties. The consideration placed in escrow is scheduled to be released between 18 and 24 months after the acquisition, subject to satisfaction of the standard representations and warranties. The escrowed amounts have been accounted for as cash consideration as of the date of the acquisition.
     This business combination has been accounted for using the acquisition method. We have completed a preliminary assessment of the tangible assets acquired and liabilities assumed as of the acquisition date and have recorded provisional amounts for these assets and liabilities in our initial accounting for the acquisition. We are continuing our assessment and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to these provisional amounts or if additional assets or liabilities are determined to have existed at the acquisition date, the initial acquisition accounting will be revised accordingly. We are also in the process of valuing the intangible assets acquired and determining the net operating loss carryforwards and other tax effects related to the acquisition, including whether any portion of the goodwill resulting from the acquisition will be tax deductible. We expect to complete these analyses in fiscal 2010, which may result in an allocation of certain amounts to intangible assets and other adjustments to the provisional amounts recorded in our initial accounting for the acquisition, with corresponding adjustments to goodwill. To the extent a portion of the purchase price is allocated to intangible assets, we will have future amortization expense.

     First Quarter Financial Highlights and Other Information
     A summary of the key factors and significant events which impacted our financial performance during the first quarter of fiscal 2010 are as follows:
•	Net revenues for the first quarter of fiscal 2010 were $122.8 million compared to $130.5 million in the fourth quarter of fiscal 2009. Revenues from Host Products were $88.3 million compared to $88.4 million in the fourth quarter of fiscal 2009 and revenues from Network Products were $25.0 million compared to $25.1 million in the fourth quarter of fiscal 2009.

•	Gross profit as a percentage of net revenues was 63.8% for the first quarter of fiscal 2010 compared to 65.9% for the fourth quarter of fiscal 2009.

•	Operating income as a percentage of net revenues was 13.4% for the first quarter of fiscal 2010 compared to 18.3% in the fourth quarter of fiscal 2009.

•	Net income was $15.0 million, or $0.13 per diluted share, in the first quarter of fiscal 2010 compared to $19.2 million, or $0.16 per diluted share, in the fourth quarter of fiscal 2009.

•	Cash, cash equivalents and investment securities were $354.8 million at June 28, 2009 compared to $378.3 million at March 29, 2009.

•	Accounts receivable was $68.9 million as of June 28, 2009, compared to $68.5 million as of March 29, 2009. Days sales outstanding (DSO) in receivables was 51 days as of June 28, 2009 compared to 48 days as of March 29, 2009.

•	Inventories were $29.9 million as of June 28, 2009, compared to $40.3 million as of March 29, 2009. Our annualized inventory turns in the first quarter of fiscal 2010 increased to 5.9 turns from 4.4 turns in the fourth quarter of fiscal 2009.
     As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and others are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.
Results of Operations
     Net Revenues
     A summary of the components of our net revenues is as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(Dollars in millions)

Net revenues:
Host Products	$88.3	$120.6
Network Products	25.0	29.9
Silicon Products	7.4	15.6
Royalty and Service	2.1	2.3

Total net revenues	$122.8	$168.4

Percentage of net revenues:
Host Products	72%	72%
Network Products	20	18
Silicon Products	6	9
Royalty and Service	2	1

Total net revenues	100%	100%

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
     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues decreased 27% to $122.8 million for the three months ended June 28, 2009 from $168.4 million for the three months ended June 29, 2008. This decrease was primarily the result of a $32.3 million, or 27%, decrease in revenue from Host Products; a $4.9 million, or 16%, decrease in revenue from Network Products; and an $8.2 million, or 52%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a 25% decrease in the quantity of host bus adapters sold and a 4% decrease in the average selling prices of these products. The decrease in revenue from Network Products was primarily due to an 18% decrease in both the number of units and average selling prices of Fibre Channel switches sold. The decrease in revenue from Silicon Products was due primarily to a 43% decrease in the units of protocol chips sold and a decrease in revenue from management controller chips, as these products reached end-of-life in fiscal 2009. Net revenues for the three months ended June 28, 2009 included $2.1 million of royalty and service revenue compared with $2.3 million of royalty and service revenue for the three months ended June 29, 2008. Royalty and service revenues are unpredictable and we do not expect them to be significant to our overall revenues.
     A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 89% and 84% of net revenues during the three months ended June 28, 2009 and fiscal year ended March 29, 2009, respectively. Three of our customers each represented 10% or more of net revenues for fiscal 2009, and these same three customers continued to be the only customers representing 10% or more of net revenues for the three months ended June 28, 2009.
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
     Net revenues by geographic area are as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(In millions)
United States	$60.8	$80.6
Europe, Middle East and Africa	28.4	41.0
Asia-Pacific and Japan	26.3	35.9
Rest of the world	7.3	10.9

	$122.8	$168.4

     Revenues by geographic area are presented based upon the country of destination, which is not necessarily indicative of the location of the ultimate end-user of our products.

     Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(Dollars in millions)

Gross profit	$78.3	$112.7
Percentage of net revenues	63.8%	66.9%
     Gross profit for the three months ended June 28, 2009 decreased $34.4 million, or 30%, from gross profit for the three months ended June 29, 2008. The gross profit percentage for the three months ended June 28, 2009 was 63.8% and decreased from 66.9% for the corresponding period in the prior year. The decrease in gross profit percentage was primarily due to lower volumes to absorb manufacturing costs and a change in product mix, partially offset by a decrease of $1.2 million in amortization of purchased intangible assets.
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
     Operating Expenses
     Our operating expenses are summarized in the following table:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(Dollars in millions)
Operating expenses:
Engineering and development	$34.1	$34.4
Sales and marketing	19.5	22.9
General and administrative	8.3	7.6

Total operating expenses	$61.9	$64.9

Percentage of net revenues:
Engineering and development	27.8%	20.4%
Sales and marketing	15.8	13.6
General and administrative	6.8	4.5

Total operating expenses	50.4%	38.5%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related benefit costs, service and material costs, occupancy costs and related computer support costs. During the three months ended June 28, 2009, engineering and development expenses decreased to $34.1 million from $34.4 million for the three months ended June 29, 2008.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $19.5 million for the three months ended June 28, 2009 from $22.9 million for the three months ended June 29, 2008. The decrease in sales and marketing expenses was due primarily to a $1.7 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a $0.6 million decrease in travel costs, both related to our cost-cutting measures implemented in the second half of fiscal 2009. In addition, commissions expense decreased by $0.7 million as a result of the decline in net revenues.

     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.3 million for the three months ended June 28, 2009 from $7.6 million for the three months ended June 29, 2008. The increase in general and administrative expenses was due primarily to a $0.6 million increase in stock-based compensation expense.
     Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
	(In millions)
Interest income	$1.6	$3.5
Gain on sales of investment securities	1.4	0.4
Loss on sales of investment securities	(0.2)	—
Impairment of investment securities	—	(2.7)
Other	0.1	0.3

	$2.9	$1.5

     Interest and other income for the three months ended June 28, 2009 of $2.9 million was comprised principally of interest income of $1.6 million related to our portfolio of investment securities and $1.2 million of net realized gains on sales of investment securities. Interest and other income for the three months ended June 29, 2008 of $1.5 million was comprised principally of interest income of $3.5 million related to our portfolio of investment securities and $0.4 million of net realized gains on sales of available-for-sale securities, partially offset by a $2.7 million impairment charge on investment securities. The decrease in interest income was primarily due to a decrease in the average balance of our investment securities and a decline in interest rates.
     We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in available-for-sale securities, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
     Income Taxes
     Our effective income tax rate was 23% and 36% for the three months ended June 28, 2009 and June 29, 2008, respectively. We expect the annual effective income tax rate for fiscal 2010 to approximate 28% as compared to our actual annual effective tax rate of 36% for fiscal 2009. Our estimated effective tax rate for fiscal 2010 is favorably impacted by additional payments made in fiscal 2009 in connection with an intercompany technology license related to our intellectual property. These additional license payments resulted in a larger portion of income taxed at U.S. rates in fiscal 2009 compared to our estimates for fiscal 2010. In addition, the effective income tax rate for the three months ended June 28, 2009 was favorably impacted by higher income generated from our foreign operations, which are taxed at more favorable rates, and the resolution of various federal, state and foreign tax matters. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, stock-based compensation and uncertain tax positions.
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities decreased to $354.8 million at June 28, 2009 from $378.3 million at March 29, 2009. The decrease in cash, cash equivalents and investment securities was due primarily to the purchase of our common stock pursuant to our stock repurchase program and the acquisition of NetXen, partially offset by cash generated from operations. We believe that existing cash, cash equivalents, investment securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies and there can be no assurance that sources of liquidity will be available to us at that time.
     Cash provided by operating activities was $16.9 million for the three months ended June 28, 2009 and $57.8 million for the three months ended June 29, 2008. Operating cash flow for the three months ended June 28, 2009 reflects our net income of $15.0 million, net non-cash charges of $21.9 million and a net increase in the non-cash components of working capital of $20.0 million. The increase in the non-cash components of working capital was primarily due to a $12.7 million decrease in accrued compensation, a $10.0 million decrease in accrued taxes and a $9.1 million decrease in accounts payable, partially offset by an $11.4 million decrease in inventories. The changes in accrued compensation, accrued taxes and accounts payable were primarily due to the timing of payment obligations. The decrease in inventories was associated with the completion of a planned contract manufacturer transition.
     Cash used in investing activities was $64.3 million for the three months ended June 28, 2009 and consisted of $43.7 million of net purchases of investment securities, $13.7 million for the acquisition of NetXen (net of cash acquired), and $6.9 million of purchases of property and equipment. During the three months ended June 29, 2008, cash provided by investing activities of $3.1 million consisted primarily of net sales and maturities of investment securities of $9.3 million, partially offset by purchases of property and equipment of $6.2 million.
     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $22.8 million for the three months ended June 28, 2009 consisted primarily of our purchase of $21.0 million of common stock under our stock repurchase program, $2.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the quarter and the repayment of a $0.9 million line of credit assumed in the NetXen acquisition, partially offset by $1.5 million of proceeds from the issuance of common stock under our stock plans and the related tax effect. During the three months ended June 29, 2008, cash used in financing activities of $26.2 million consisted primarily of our purchase of $28.1 million of common stock under our stock repurchase program and $1.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the quarter, partially offset by $3.5 million of proceeds from the issuance of common stock under our stock plans and the related tax effect.
     As of June 28, 2009, our investment securities included $24.6 million of investments in auction rate securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights. There is also a risk that our broker will default on its obligation to purchase the ARS in the event that we exercise the ARS Rights.
     Except for our ARS and the related put options, our investment securities are valued based on quoted market prices or other observable market inputs. As of June 28, 2009, the entire $24.6 million portfolio of ARS and the related put options valued at $4.5 million (collectively, 13% of our investment securities portfolio) were measured at fair value based on an income approach using an estimate of future cash flows. The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.

     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.55 billion of our outstanding common stock. As of June 28, 2009, we had repurchased a total of 84.1 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.30 billion. During the three months ended June 28, 2009, we repurchased 1.6 million shares for an aggregate purchase price of $20.4 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $249.6 million as of June 28, 2009.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of June 28, 2009, and their impact on our cash flows in future fiscal years, is as follows:

	2010
	(Remaining
	nine months)	2011	2012	2013	2014	Thereafter	Total
	(In millions)
Operating leases	$6.2	$6.4	$4.6	$2.7	$2.6	$8.0	$30.5
Non-cancelable purchase obligations	29.8	—	—	—	—	—	29.8

Total	$36.0	$6.4	$4.6	$2.7	$2.6	$8.0	$60.3

     The amount of unrecognized tax benefits, including related accrued interest and penalties, was $42.3 million at June 28, 2009. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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
     Income Taxes
     We utilize the asset and liability method of accounting for income taxes. Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, income tax positions should be recognized in the first reporting period that the tax position meets the recognition threshold. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period should be derecognized in that period. As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
     Our other investment securities are accounted for under the cost method and recorded at the lower of fair value or cost.
     We recognize an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
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
     Goodwill and Other Intangible Assets
     We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The amount assigned to in-process research and development is capitalized and accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, are recognized separately from the business combination. Acquired in-process research and development is capitalized and accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. In addition, SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 141R effective March 30, 2009 and its adoption did not have a material impact on our consolidated results of operations or financial position.
     In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, this FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. This FSP does not change the accounting treatment for these financial instruments. We adopted FSP No. FAS 107-1 and APB 28-1 effective March 30, 2009 and it did not have a material impact on our consolidated results of operations or financial position.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP No. FAS 157-4 effective March 30, 2009 and it did not have a material impact on our consolidated results of operations or financial position.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP No. FAS 115-2 and FAS 124-2 effective March 30, 2009 and it did not have a material impact on our consolidated results of operations or financial position.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires us to disclose the date through which we have evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS No. 165 during our first fiscal quarter ended June 28, 2009 and it did not have a material impact on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 28, 2009, the carrying value of our cash and cash equivalents approximates fair value.
     We maintain a portfolio of investment securities consisting primarily of debt securities, including government and agency securities, corporate debt obligations, asset and mortgage-backed securities, and municipal bonds, the majority of which have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.
     In accordance with our investment guidelines, we only invest in instruments with high credit quality standards and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of June 28, 2009 includes $189.0 million of securities that are classified as available for sale. As of June 28, 2009, we had gross unrealized losses associated with our available-for-sale securities of $0.2 million that were determined by management to be temporary in nature. If the credit market continues to deteriorate, we may conclude that the decline in value is other-than-temporary and incur realized losses to the extent the decline in value is due to the credit quality of the issuer, which could adversely affect our financial condition or results of operations.
     Our portfolio of investment securities as of June 28, 2009 also includes $24.6 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher, and related put options valued at $4.5 million. These investment securities are accounted for as trading securities. There is currently significant turmoil in the credit market, including the impact to the value and liquidity of ARS. As of June 28, 2009, our investment portfolio includes $20.2 million of auction rate debt securities and $4.4 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights. There is also a risk that our broker will default on its obligation to purchase the ARS in the event that we exercise the ARS Rights.
     In addition, our investment securities as of June 28, 2009 include an aggregate of $3.2 million in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that suspended trading and redemptions in September 2008. These funds are in the process of being liquidated and we expect the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. In February 2009, The Reserve announced a plan for liquidation and distribution of assets of the money market fund that includes the establishment of a special reserve which will be used to satisfy pending or threatened claims against the fund, its officers and trustees, and anticipated costs and expenses, including legal and accounting fees. The Reserve plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis.
     Based on our existing cash, cash equivalents and investment securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of these investments in the near-term will affect our ability to execute our current business plan.
     We do not use derivative financial instruments.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 28, 2009. There was no change in our internal control over financial reporting during our quarter ended June 28, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1A. Risk Factors
     We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 29, 2009, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 29, 2009.
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
     As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of revenue. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected until such expenses are reduced to an appropriate level. In addition, we have implemented various cost-cutting measures in order to better align our revenues and cost structure. We may not be able to identify and implement appropriate further cost savings in a timely manner. Additionally, we may determine that the costs of implementing reductions outweigh the commensurate benefits. Should we implement certain cost reductions, there could be adverse consequences on our business which could have a material adverse effect on our results of operations or financial condition.
     We are also subject to various counterparty risks as a result of the economic slowdown, including the potential insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or potential customer insolvencies, increased risk that customers may delay payments or fail to pay, and counterparty failures, particularly financial institutions, negatively impacting our treasury operations. Any of these risks could have a material adverse effect on our results of operations or financial condition.
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
     Fluctuations in our quarterly operating results may also be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	negotiated rebates and extended payment terms;

•	changes in our ability to anticipate in advance the mix of customer orders;

•	levels of inventory our customers require us to maintain in our inventory hub locations;

•	the availability and sale of new products;

•	shifts or changes in technology;

•	changes in the mix or average selling prices of our products;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer, or OEM, customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	the timing of revenue recognition and revenue deferrals;

•	gains or losses related to our investment securities;

•	changes in accounting rules;

•	changes in our accounting policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact IT spending.
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
We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.
     Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:
•	changes in product mix;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets or the acquisition of new businesses;

•	amortization and impairments of purchased intangible assets;

•	sales discounts;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.
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
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 89% and 84% of net revenues for the three months ended June 28, 2009 and the fiscal year ended March 29, 2009, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
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
     As of June 28, 2009, we held short-term and long-term investment securities aggregating $221.3 million. We invest primarily in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. During fiscal 2009, we recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause additional declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
     Our investment securities include $24.6 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
     In November 2008, we entered into an agreement with the broker for all of the ARS we currently hold, which provides us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitle us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. Under the ARS Rights, the broker may, at its discretion, purchase the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. While we expect to ultimately recover our investments in the ARS at par, we may be unable to liquidate some or all of our ARS should we need or desire to access the funds invested in those securities prior to redemption by the issuer or the exercise of the ARS Rights. There is also a risk that our broker will default on its obligation to purchase the ARS in the event that we exercise the ARS Rights.
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
     International revenues accounted for 50% and 52% of our net revenues for the three months ended June 28, 2009 and the fiscal year ended March 29, 2009, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2008, our Board of Directors approved a new program to repurchase up to an additional $300 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2010 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan
March 30, 2009 - April 26, 2009	785,518	$12.06	785,518	$260,445,000
April 27, 2009 - May 24, 2009	268,529	$13.75	268,529	$256,753,000
May 25, 2009 - June 28, 2009	540,100	$13.32	540,100	$249,559,000

Total	1,594,147	$12.77	1,594,147	$249,559,000

     We previously purchased 2.7 million shares under the November 2008 program for an aggregate purchase price of $30.1 million.

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

Date: July 28, 2009

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