Form 10-Q
period 2009-09-27
QLOGIC CORP
filed 2009-10-29
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Yes ☐  No ☑
     As of October 23, 2009, 114,604,390 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	March 29,
	2009	2009
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$153,340	$203,722
Short-term investment securities	187,021	139,561
Accounts receivable, less allowance for doubtful accounts of $1,418 and $1,366 as of September 27, 2009 and March 29, 2009, respectively	75,227	68,519
Inventories	23,274	40,293
Deferred tax assets	18,935	19,002
Other current assets	15,518	10,854

Total current assets	473,315	481,951
Long-term investment securities	—	34,986
Property and equipment, net	88,828	92,547
Goodwill	119,748	118,859
Purchased intangible assets, net	20,499	19,117
Deferred tax assets	33,407	28,785
Other assets	3,980	4,045

	$739,777	$780,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,460	$36,874
Accrued compensation	19,565	28,702
Accrued taxes	3,677	13,499
Deferred revenue	8,582	7,470
Other current liabilities	7,524	6,728

Total current liabilities	70,808	93,273
Accrued taxes	41,476	47,116
Deferred revenue	8,513	8,559
Other liabilities	5,173	4,797

Total liabilities	125,970	153,745

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 203,033,000 and 202,009,000 shares issued at September 27, 2009 and March 29, 2009, respectively	203	202
Additional paid-in capital	736,604	712,064
Retained earnings	1,224,853	1,193,727
Accumulated other comprehensive income	1,147	634
Treasury stock, at cost: 87,343,000 and 82,478,000 shares at September 27, 2009 and March 29, 2009, respectively	(1,349,000)	(1,280,082)

Total stockholders’ equity	613,807	626,545

	$739,777	$780,290

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Unaudited; In thousands, except per share amounts)
Net revenues	$131,457	$171,197	$254,232	$339,624
Cost of revenues	47,769	55,014	92,238	110,772

Gross profit	83,688	116,183	161,994	228,852

Operating expenses:
Engineering and development	34,238	33,081	68,316	67,448
Sales and marketing	19,991	24,032	39,456	46,977
General and administrative	7,829	9,144	16,143	16,720
Special charges	848	—	848	—

Total operating expenses	62,906	66,257	124,763	131,145

Operating income	20,782	49,926	37,231	97,707
Interest and other income (expense), net	2,336	(2,015)	5,260	(476)

Income before income taxes	23,118	47,911	42,491	97,231
Income taxes	6,955	20,756	11,365	38,429

Net income	$16,163	$27,155	$31,126	$58,802

Net income per share:
Basic	$0.14	$0.21	$0.26	$0.45

Diluted	$0.14	$0.20	$0.26	$0.44

Number of shares used in per share calculations:
Basic	117,248	131,421	118,054	131,985

Diluted	117,941	132,810	118,708	133,149

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 27,	September 28,
	2009	2008
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$31,126	$58,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,963	16,456
Stock-based compensation	18,566	15,139
Acquisition-related:
Amortization of purchased intangible assets	4,826	9,606
Stock-based compensation	117	495
Deferred income taxes	3,398	8,276
Net gain on sales of investment securities	(2,082)	(392)
Impairment of investment securities	—	7,743
Provision for losses on accounts receivable	54	56
Loss on disposal of property and equipment	54	175
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,046)	3,660
Inventories	18,049	(5,767)
Other assets	(792)	(2,251)
Accounts payable	(5,351)	(13)
Accrued compensation	(8,997)	(4,590)
Accrued taxes	(20,608)	5,207
Deferred revenue	1,066	1,338
Other liabilities	(747)	(919)

Net cash provided by operating activities	48,596	113,021

Cash flows from investing activities:
Purchases of available-for-sale securities	(166,192)	(115,344)
Proceeds from sales and maturities of available-for-sale securities	149,441	64,699
Proceeds from disposition of trading securities	8,750	—
Purchases of property and equipment	(12,585)	(12,841)
Acquisition of business, net of cash acquired	(14,815)	—

Net cash used in investing activities	(35,401)	(63,486)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	7,509	22,030
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,442)	(1,673)
Tax effect from issuance of stock under stock plans	(286)	583
Purchases of treasury stock	(67,424)	(67,545)
Payoff of line of credit assumed in acquisition	(934)	—

Net cash used in financing activities	(63,577)	(46,605)

Net increase (decrease) in cash and cash equivalents	(50,382)	2,930
Cash and cash equivalents at beginning of period	203,722	160,009

Cash and cash equivalents at end of period	$153,340	$162,939

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The results of operations for the three and six months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company has evaluated subsequent events through October 28, 2009, the date the financial statements were issued.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets.
     The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in the Company’s estimates, including estimates impacting investment securities and long-lived assets. Significant judgment is required in determining the fair value of investment securities in inactive markets, as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of the Company’s long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Significant judgment is also required in determining the fair value of assets acquired and liabilities assumed in a business combination, including the fair value of identifiable intangible assets. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
Note 2. Business Combination
     On April 27, 2009, the Company acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded the Company’s product portfolio to include Ethernet networking products that are complementary to existing products. The acquisition also expanded the Company’s expertise to better address a wider range of emerging customer requirements for converged networks. The acquisition agreement provided for an adjustment to the purchase price based on the final working capital as of the date of acquisition. The Company finalized the working capital adjustment in the second quarter of fiscal 2010 and paid an additional $0.4 million. The acquisition agreement also required that $5.1 million of the consideration be placed into an escrow account in connection with certain standard representations and warranties. The consideration placed in escrow is scheduled to be released between 18 and 24 months after the date of the acquisition, subject to satisfaction of the standard representations and warranties. The escrowed amounts have been accounted for as cash consideration as of the date of the acquisition.
     The Company had previously completed a preliminary assessment of the tangible assets acquired and liabilities assumed as of the acquisition date and recorded provisional amounts for these assets and liabilities in its initial accounting for the acquisition. During the second quarter of fiscal 2010, the Company completed the final assessment of the fair value of the tangible assets acquired and liabilities assumed, intangible assets acquired, and net operating loss carryforwards and other tax benefits related to the acquisition. The assessment resulted in the recording of $6.4 million of intangible assets related to the core technology and contractual licenses acquired and $8.3 million of deferred tax assets, with corresponding decreases to goodwill. There were no other significant changes to the initial acquisition accounting.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The consideration paid in excess of the fair value of the net assets acquired totaled $0.9 million, which has been recorded as goodwill in the accompanying condensed consolidated balance sheet as of September 27, 2009. None of the goodwill resulting from the acquisition will be tax deductible. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In thousands)
Cash	$2,659
Accounts receivable	716
Inventories	1,030
Property and equipment	854
Goodwill	889
Identifiable intangible assets	6,410
Deferred tax assets	8,302
Other assets	352
Accounts payable and other liabilities	(1,751)
Accrued compensation	(937)
Line of credit	(934)

$17,590

     A summary of the purchased intangible assets acquired as part of the acquisition of NetXen and their respective estimated useful lives are as follows:

	Weighted
	Average
	Useful Lives
	(Years)	Amount
		(Dollars in thousands)
Intangible Assets:
Core technology	7	$5,400
Contractual licenses	5	1,010

		$6,410

     The results of operations for NetXen have been included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for NetXen are not material in relation to the condensed consolidated financial statements of the Company.
Note 3. Investment Securities
     Components of investment securities are as follows:

	September 27,	March 29,
	2009	2009
	(In thousands)
Available-for-sale securities	$160,172	$136,027
Trading securities	26,138	34,891
Other investment securities	711	3,629

Total investment securities	187,021	174,547
Less long-term investment securities	—	34,986

Short-term investment securities	$187,021	$139,561

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
September 27, 2009
U.S. Government and agency securities	$43,108	$410	$(11)	$43,507
Corporate debt obligations	73,016	1,368	(37)	74,347
Asset and mortgage-backed securities	24,953	592	(31)	25,514
Municipal bonds	2,778	1	—	2,779

Total debt securities	143,855	2,371	(79)	146,147
Certificate of deposit	14,025	—	—	14,025

Total available-for-sale securities	$157,880	$2,371	$(79)	$160,172

March 29, 2009
U.S. Government and agency securities	$51,776	$868	$(4)	$52,640
Corporate debt obligations	39,434	390	(190)	39,634
Asset and mortgage-backed securities	20,691	418	(96)	21,013
Municipal bonds	2,530	61	—	2,591

Total debt securities	114,431	1,737	(290)	115,878
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	100	—	(5)	95

Total available-for-sale securities	$134,585	$1,737	$(295)	$136,027

     The amortized cost and estimated fair value of debt securities as of September 27, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$12,600	$12,871
Due after one year through three years	77,180	78,195
Due after three years through five years	28,276	28,747
Due after five years	25,799	26,334

	$143,855	$146,147

     As of September 27, 2009 and September 28, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 27, 2009, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income. During the six months ended September 28, 2008, based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of available-for-sale securities were other-than-temporary and recorded impairment charges of $5.0 million and $7.7 million, which are included in interest and other income (expense), net, in the accompanying condensed consolidated statements of income for the three and six months ended September 28, 2008, respectively.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 27, 2009 and March 29, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 27, 2009
U.S. Government and agency securities	$3,014	$(11)	$—	$—	$3,014	$(11)
Corporate debt obligations	8,276	(37)	—	—	8,276	(37)
Asset and mortgage-backed securities	4,317	(31)	—	—	4,317	(31)

Total	$15,607	$(79)	$—	$—	$15,607	$(79)

March 29, 2009
U.S. Government and agency securities	$2,002	$(4)	$—	$—	$2,002	$(4)
Corporate debt obligations	10,605	(190)	—	—	10,605	(190)
Asset and mortgage-backed securities	2,842	(96)	—	—	2,842	(96)
Auction rate preferred securities	95	(5)	—	—	95	(5)

Total	$15,544	$(295)	$—	$—	$15,544	$(295)

     Trading Securities
     The Company’s portfolio of trading securities consists of the following:

	September 27,	March 29,
	2009	2009
	(In thousands)
Auction rate debt securities	$18,574	$20,741
Auction rate preferred securities	4,334	4,869
Put options related to auction rate securities	3,230	9,281

Total trading securities	$26,138	$34,891

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
     As the ARS Rights may be exercised beginning June 30, 2010, the Company has classified its auction rate debt and preferred securities, as well as the related put options, as short-term investment securities as of September 27, 2009.
     Other Investment Securities
     As of September 27, 2009, the Company’s other investment securities are comprised of a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company), which suspended trading and redemptions in September 2008. These funds are in the process of being liquidated and the Company expects the liquidation to occur in stages with proceeds distributed as the underlying securities mature or are sold. These funds do not have readily determinable fair values and thus have been accounted for under the cost method.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair Value Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets measured at fair value on a recurring basis as of September 27, 2009 and March 29, 2009 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 27, 2009
U.S. Government and agency securities	$43,507	$—	$—	$43,507
Corporate debt obligations	—	74,347	—	74,347
Asset and mortgage-backed securities	—	25,514	—	25,514
Municipal bonds	—	2,779	—	2,779
Certificate of deposit	14,025	—	—	14,025

Total available-for-sale securities	57,532	102,640	—	160,172

Auction rate debt securities	—	—	18,574	18,574
Auction rate preferred securities	—	—	4,334	4,334
Put options related to auction rate securities	—	—	3,230	3,230

Total trading securities	—	—	26,138	26,138

Balance as of September 27, 2009	$57,532	$102,640	$26,138	$186,310

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 29, 2009
U.S. Government and agency securities	$52,640	$—	$—	$52,640
Corporate debt obligations	36,586	3,048	—	39,634
Asset and mortgage-backed securities	3,621	17,392	—	21,013
Municipal bonds	2,591	—	—	2,591
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	—	—	95	95

Total available-for-sale securities	115,492	20,440	95	136,027

Auction rate debt securities	—	—	20,741	20,741
Auction rate preferred securities	—	—	4,869	4,869
Put options related to auction rate securities	—	—	9,281	9,281

Total trading securities	—	—	34,891	34,891

Balance as of March 29, 2009	$115,492	$20,440	$34,986	$170,918

     The Company’s investments in auction rate securities and the related put options are classified within Level 3 because there are currently no active markets for these securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
premiums. The total amount of assets measured using Level 3 valuation methodologies represented less than 4% of total assets as of September 27, 2009.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended September 27, 2009 is as follows:

	Balance	Total Realized	Total Unrealized	Sales and Other	Balance
Three Months Ended September 27, 2009	June 28, 2009	Gains and Losses	Gains and Losses	Settlements	September 27, 2009
	(In thousands)
Auction rate debt securities	$20,162	$284	$—	$(1,872)	$18,574
Auction rate preferred securities	4,416	994	—	(1,076)	4,334
Put options related to auction rate securities	4,470	(1,240)	—	—	3,230

Total	$29,048	$38	$—	$(2,948)	$26,138

	Balance	Total Realized	Total Unrealized	Sales and Other	Balance
Six Months Ended September 27, 2009	March 29, 2009	Gains and Losses	Gains and Losses	Settlements	September 27, 2009
	(In thousands)
Auction rate debt securities	$20,741	$375	$—	$(2,542)	$18,574
Auction rate preferred securities	4,964	5,802	5	(6,437)	4,334
Put options related to auction rate securities	9,281	(6,051)	—	—	3,230

Total	$34,986	$126	$5	$(8,979)	$26,138

     Realized gains and losses are included in interest and other income (expense), net, in the accompanying condensed consolidated statements of income for the three and six months ended September 27, 2009.
Note 4. Inventories
     Components of inventories are as follows:

	September 27,	March 29,
	2009	2009
	(In thousands)
Raw materials	$10,391	$15,780
Finished goods	12,883	24,513

	$23,274	$40,293

Note 5. Purchased Intangible Assets
     Purchased intangible assets consist of the following:

	September 27, 2009			March 29, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Acquisition-related intangibles:
Core/developed technology	$49,100	$30,335	$18,765	$43,700	$27,277	$16,423
Customer relationships	9,700	9,431	269	9,700	7,814	1,886
Other	1,785	848	937	775	697	78

	60,585	40,614	19,971	54,175	35,788	18,387

Other purchased intangibles:
Technology-related	3,061	2,533	528	2,911	2,181	730

	$63,646	$43,147	$20,499	$57,086	$37,969	$19,117

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(in thousands)
Cost of revenues	$1,989	$5,581	$3,561	$8,339
Engineering and development	—	31	—	62
Sales and marketing	809	808	1,617	1,617

	$2,798	$6,420	$5,178	$10,018

     The following table presents the estimated future amortization expense of purchased intangible assets as of September 27, 2009:

Fiscal	(In thousands)
2010 (remaining six months)	$3,722
2011	6,605
2012	6,539
2013	1,003
2014	1,003
2015 and thereafter	1,627

$20,499

Note 6. Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.55 billion of the Company’s outstanding common stock. During the six months ended September 27, 2009, the Company purchased 4.9 million shares of its common stock for an aggregate purchase price of $68.9 million, of which $3.0 million was pending settlement at September 27, 2009 and is included in other current liabilities in the accompanying condensed consolidated balance sheet. As of September 27, 2009, the Company had purchased a total of 87.3 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.35 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 7. Stock-Based Compensation
     During the six months ended September 27, 2009, the Company granted options to purchase 3.7 million shares of common stock and 1.5 million restricted stock units with weighted average grant date fair values of $5.27 and $13.83 per share, respectively.
     A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$655	$529	$1,389	$1,008
Engineering and development	4,530	3,677	9,497	7,852
Sales and marketing	1,957	1,450	3,601	3,015
General and administrative	1,864	1,678	4,079	3,264

	$9,006	$7,334	$18,566	$15,139

Note 8. Special Charges
     The Company recorded special charges of $0.9 million during the three months ended September 27, 2009, related to its acquisition of NetXen. The special charges consisted of exit costs related to the former NetXen leased facility that the Company vacated and severance benefits for involuntarily terminated employees. The unpaid exit costs are expected to be paid over the terms of the related agreements, principally during fiscal 2010.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Interest and Other Income (Expense), Net
     Components of interest and other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands)
Interest income	$1,414	$3,074	$3,013	$6,585
Gain on sales of investment securities	2,168	18	3,528	434
Loss on sales of investment securities	(1,284)	(31)	(1,445)	(42)
Impairment of investment securities	—	(5,045)	—	(7,743)
Other	38	(31)	164	290

	$2,336	$(2,015)	$5,260	$(476)

Note 10. Income Taxes
     The Company’s provision for income taxes was $11.4 million and $38.4 million for the six months ended September 27, 2009 and September 28, 2008, respectively. The effective income tax rate was 27% and 40% for the six months ended September 27, 2009 and September 28, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate as the Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the U.S.
     The effective income tax rate for the six months ended September 27, 2009 was favorably impacted by higher income generated from our foreign operations, which are taxed at more favorable rates, and the resolution of various federal, state and foreign tax matters. The effective income tax rate for the six months ended September 28, 2008 was adversely impacted by a valuation allowance recorded against certain deferred tax assets related to impairments of investment securities.
Note 11. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income	$16,163	$27,155	$31,126	$58,802

Shares:
Weighted-average shares outstanding — basic	117,248	131,421	118,054	131,985
Dilutive potential common shares, using treasury stock method	693	1,389	654	1,164

Weighted-average shares outstanding — diluted	117,941	132,810	118,708	133,149

Net income per share:
Basic	$0.14	$0.21	$0.26	$0.45

Diluted	$0.14	$0.20	$0.26	$0.44

     Stock-based awards, including stock options and restricted stock units, representing 24.6 million and 26.5 million shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 27, 2009, respectively, and 22.0 million and 24.0 million shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 28, 2008, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Comprehensive Income
     Components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands)
Net income	$16,163	$27,155	$31,126	$58,802
Other comprehensive income:
Change in unrealized gains/losses on available-for-sale investment securities, net of tax	290	(4,680)	513	(1,352)

	$16,453	$22,475	$31,639	$57,450

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
     Business Combination
     On April 27, 2009, we acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded our product portfolio to include Ethernet networking products that are complementary to our existing products. The acquisition also expanded our expertise to better address a wider range of emerging customer requirements for converged networks. The acquisition agreement also required that $5.1 million of the consideration be placed into an escrow account in connection with certain standard representations and warranties. The consideration placed in escrow is scheduled to be released between 18 and 24 months after the date of the acquisition, subject to satisfaction of the standard representations and warranties. The escrowed amounts have been accounted for as cash consideration as of the date of the acquisition.
     We had previously completed a preliminary assessment of the tangible assets acquired and liabilities assumed as of the acquisition date and recorded provisional amounts for these assets and liabilities in our initial accounting for the acquisition. During the second quarter of fiscal 2010, we completed the final assessment of the fair value of tangible assets acquired and liabilities assumed, intangible assets acquired, and net operating loss carryforwards and other tax benefits related to the acquisition. The assessment resulted in the recording of $6.4 million of intangible assets related to the core technology and contractual licenses acquired and $8.3 million of net deferred tax assets, with corresponding decreases to goodwill.

     Second Quarter Financial Highlights and Other Information
     A summary of the key factors and significant events which impacted our financial performance during the second quarter of fiscal 2010 are as follows:
•	Net revenues of $131.5 million for the second quarter of fiscal 2010 increased sequentially by $8.7 million, or 7%, from $122.8 million in the first quarter of fiscal 2010. Revenues from Host Products of $94.0 million for the second quarter of fiscal 2010 increased sequentially by $5.7 million, or 6%, from $88.3 million in the first quarter of fiscal 2010.

•	Gross profit as a percentage of net revenues was 63.7% for the second quarter of fiscal 2010 compared to 63.8% for the first quarter of fiscal 2010.

•	Operating income as a percentage of net revenues increased to 15.8% for the second quarter of fiscal 2010 from 13.4% in the first quarter of fiscal 2010.

•	Net income increased to $16.2 million, or $0.14 per diluted share, in the second quarter of fiscal 2010 from $15.0 million, or $0.13 per diluted share, in the first quarter of fiscal 2010.

•	Cash, cash equivalents and investment securities were $340.4 million at September 27, 2009 compared to $354.8 million at June 28, 2009.

•	Accounts receivable was $75.2 million as of September 27, 2009, compared to $68.9 million as of June 28, 2009. Days sales outstanding (DSO) in receivables was 52 days as of September 27, 2009 compared to 51 days as of June 28, 2009.

•	Inventories were $23.3 million as of September 27, 2009, compared to $29.9 million as of June 28, 2009. Our annualized inventory turns in the second quarter of fiscal 2010 increased to 8.2 turns from 5.9 turns in the first quarter of fiscal 2010.
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
Results of Operations
     Net Revenues
     A summary of the components of our net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
		(Dollars in millions)
Net revenues:
Host Products	$94.0	$119.7	$182.3	$240.3
Network Products	24.5	29.8	49.5	59.7
Silicon Products	9.6	15.6	17.0	31.2
Royalty and Service	3.4	6.1	5.4	8.4

Total net revenues	$131.5	$171.2	$254.2	$339.6

Percentage of net revenues:
Host Products	71%	70%	72%	71%
Network Products	19	17	19	18
Silicon Products	7	9	7	9
Royalty and Service	3	4	2	2

Total net revenues	100%	100%	100%	100%

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
     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues decreased 23% to $131.5 million for the three months ended September 27, 2009 from $171.2 million for the three months ended September 28, 2008. This decrease was primarily the result of a $25.7 million, or 21%, decrease in revenue from Host Products; a $5.3 million, or 18%, decrease in revenue from Network Products; and a $6.0 million, or 39%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to an 18% decrease in the quantity of host bus adapters sold and a 7% decrease in the average selling prices of these products. The decrease in revenue from Network Products was primarily due to a 16% decrease in the number of Fibre Channel switches sold and an 8% decrease in the average selling prices of these products. The decrease in revenue from Silicon Products was due primarily to a 16% decrease in the units of protocol chips sold and an 18% decrease in the average selling prices of these products. Net revenues for the three months ended September 27, 2009 included $3.4 million of royalty and service revenue compared with $6.1 million of royalty and service revenue for the three months ended September 28, 2008. Royalty and service revenues for the three months ended September 28, 2008, included a $3.5 million one-time royalty associated with the license of technology acquired from Troika Networks. Royalty and service revenues are unpredictable and we do not expect them to be significant to our overall revenues.
     Net revenues decreased 25% to $254.2 million for the six months ended September 27, 2009 from $339.6 million for the six months ended September 28, 2008. This decrease was primarily the result of a $58.0 million, or 24%, decrease in revenue from Host Products; a $10.2 million, or 17%, decrease in revenue from Network Products; and a $14.2 million, or 46%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a 22% decrease in the quantity of host bus adapters sold and a 5% decrease in the average selling prices of these products. The decrease in revenue from Network Products was primarily due to a 17% decrease in the number of Fibre Channel switches sold and a 13% decrease in the average selling prices of these products. The decrease in revenue from Silicon Products was due primarily to a 30% decrease in the units of protocol chips sold, a 12% decrease in the average selling prices of these products and a decrease in revenue from management controller chips, as these products reached end-of-life in fiscal 2009. Net revenues for the six months ended September 27, 2009 included $5.4 million of royalty and service revenue compared with $8.4 million of royalty and service revenue for the six months ended September 28, 2008.
     A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 87% and 85% of net revenues during the six months ended September 27, 2009 and September, 28, 2008, respectively.
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
     Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
		(In millions)
United States	$58.5	$83.7	$119.4	$164.3
Asia-Pacific and Japan	36.5	36.5	62.7	72.4
Europe, Middle East and Africa	27.8	42.0	56.2	83.0
Rest of the world	8.7	9.0	15.9	19.9

Total net revenues	$131.5	$171.2	$254.2	$339.6

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

     Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
		(Dollars in millions)
Gross profit	$83.7	$116.2	$162.0	$228.9
Percentage of net revenues	63.7%	67.9%	63.7%	67.4%
     Gross profit for the three months ended September 27, 2009 decreased $32.5 million, or 28%, from gross profit for the three months ended September 28, 2008. The gross profit percentage for the three months ended September 27, 2009 was 63.7% and decreased from 67.9% for the corresponding period in the prior year. The decrease in gross profit percentage was primarily due to lower volumes to absorb manufacturing costs, a change in product mix and the $3.5 million one-time royalty in fiscal 2009, partially offset by a $3.6 million decrease in amortization of purchased intangible assets.
     Gross profit for the six months ended September 27, 2009 decreased $66.9 million, or 29%, from gross profit for the six months ended September 28, 2008. The gross profit percentage for the six months ended September 27, 2009 was 63.7% and decreased from 67.4% for the corresponding period in the prior year. The decrease in gross profit percentage was primarily due to lower volumes to absorb manufacturing costs, a change in product mix and the $3.5 million one-time royalty in fiscal 2009, partially offset by a $4.7 million decrease in amortization of purchased intangible assets.
     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as manufacturing volumes over which fixed costs are absorbed, sales discounts and customer incentives, component costs, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, the level of royalties received, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets. We anticipate that it will be increasingly difficult to reduce manufacturing costs. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical periods and it may decline in the future.
     Operating Expenses
     Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
		(Dollars in millions)
Operating expenses:
Engineering and development	$34.2	$33.1	$68.3	$67.4
Sales and marketing	20.0	24.0	39.5	47.0
General and administrative	7.8	9.2	16.1	16.7
Special charges	0.9	—	0.9	—

Total operating expenses	$62.9	$66.3	$124.8	$131.1

Percentage of net revenues:
Engineering and development	26.1%	19.3%	26.9%	19.9%
Sales and marketing	15.2	14.0	15.5	13.8
General and administrative	6.0	5.4	6.4	4.9
Special charges	0.6	—	0.3	—

Total operating expenses	47.9%	38.7%	49.1%	38.6%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy costs and related computer support costs. During the three months ended September 27, 2009, engineering and development expenses increased to $34.2 million from $33.1 million for the three months ended September 28, 2008. The increase in engineering and development expenses was primarily due to a $0.7 million increase in stock-based compensation.

     During the six months ended September 27, 2009, engineering and development expenses increased to $68.3 million from $67.4 million for the six months ended September 28, 2008. The increase in engineering and development expenses was primarily due to a $1.3 million increase in stock-based compensation, partially offset by a $0.5 million decrease in cash compensation and related employee benefit costs.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $20.0 million for the three months ended September 27, 2009 from $24.0 million for the three months ended September 28, 2008. The decrease in sales and marketing expenses was due primarily to a $1.5 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a $0.5 million decrease in travel costs, both related to our cost-cutting measures implemented in the second half of fiscal 2009. In addition, cash compensation and related employee benefit costs decreased by $1.3 million.
     Sales and marketing expenses decreased to $39.5 million for the six months ended September 27, 2009 from $47.0 million for the six months ended September 28, 2008. The decrease in sales and marketing expenses was due primarily to a $3.2 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a $1.2 million decrease in travel costs, both related to our cost-cutting measures implemented in the second half of fiscal 2009. In addition, cash compensation and related employee benefit costs decreased by $2.0 million.
     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $7.8 million for the three months ended September 27, 2009 from $9.2 million for the three months ended September 28, 2008. The decrease in general and administrative expenses was due primarily to a $0.5 million decrease in legal fees and a $0.5 million decrease in cash compensation and related employee benefit costs.
     General and administrative expenses decreased to $16.1 million for the six months ended September 27, 2009 from $16.7 million for the six months ended September 28, 2008. The decrease in general and administrative expenses was due primarily to a $0.7 million decrease in cash compensation and related employee benefit costs, and a $0.6 million decrease in outside services and legal fees. These decreases were partially offset by a $0.8 million increase in stock-based compensation.
     Special Charges. We recorded special charges of $0.9 million during the three months ended September 27, 2009, related to our acquisition of NetXen. The special charges consisted of exit costs related to the former NetXen leased facility that we vacated and severance benefits for involuntarily terminated employees. The unpaid exit costs are expected to be paid over the terms of the related agreements, principally during fiscal 2010.
     Interest and Other Income (Expense), Net
          Components of our interest and other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
		(In millions)
Interest income	$1.4	$3.0	$3.0	$6.5
Gain on sales of investment securities	2.2	—	3.5	0.4
Loss on sales of investment securities	(1.3)	—	(1.4)	—
Impairment of investment securities	—	(5.0)	—	(7.7)
Other	—	—	0.2	0.3

	$2.3	$(2.0)	$5.3	$(0.5)

     Interest and other income (expense) for the three months ended September 27, 2009 of $2.3 million was comprised principally of interest income of $1.4 million related to our portfolio of investment securities and $0.9 million of net realized gains on sales of investment securities. Interest and other income (expense) for the three months ended September 28, 2008 was comprised of a $5.0 million impairment charge on investment securities, partially offset by interest income of $3.0 million related to our portfolio of investment securities. The decrease in interest income was primarily due to a decrease in the average balance of our investment securities and a decline in interest rates.
     Interest and other income (expense) for the six months ended September 27, 2009 of $5.3 million was comprised principally of interest income of $3.0 million related to our portfolio of investment securities and $2.1 million of net realized gains on sales of investment securities. Interest and other income (expense) for the six months ended September 28, 2008 was comprised principally of a $7.7 million impairment charge on investment securities, partially offset by interest income of $6.5 million related to our portfolio of investment securities and $0.4 million of net realized gains on sales of investment securities. The decrease in interest income was primarily due to a decrease in the average balance of our investment securities and a decline in interest rates.
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
     Income Taxes
     Our effective income tax rate was 27% and 40% for the six months ended September 27, 2009 and September 28, 2008, respectively. We expect the annual effective income tax rate for fiscal 2010 to approximate 30% as compared to our actual annual effective tax rate of 36% for fiscal 2009. Our estimated effective tax rate for fiscal 2010 is favorably impacted by additional payments made in fiscal 2009 in connection with an intercompany technology license related to our intellectual property. These additional license payments resulted in a larger portion of income taxed at U.S. rates in fiscal 2009 compared to our estimates for fiscal 2010. In addition, the effective income tax rate for the six months ended September 27, 2009 was favorably impacted by higher income generated from our foreign operations, which are taxed at more favorable rates, and the resolution of various federal, state and foreign tax matters. Our effective income tax rate for the six months ended September 28, 2008, was adversely impacted primarily by a valuation allowance against deferred tax assets related to impairment charges on certain investment securities. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, stock-based compensation and uncertain tax positions.
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities decreased to $340.4 million at September 27, 2009 from $378.3 million at March 29, 2009. The decrease in cash, cash equivalents and investment securities was due primarily to the purchase of our common stock pursuant to our stock repurchase program and the acquisition of NetXen, partially offset by cash generated from operations. We believe that existing cash, cash equivalents, investment securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies and there can be no assurance that sources of liquidity will be available to us at that time.
     Cash provided by operating activities was $48.6 million for the six months ended September 27, 2009 and $113.0 million for the six months ended September 28, 2008. Operating cash flow for the six months ended September 27, 2009 reflects our net income of $31.1 million and net non-cash charges of $40.9 million, partially offset by a net increase in the non-cash components of working capital of $23.4 million. The increase in the non-cash components of working capital was primarily due to a $20.6 million decrease in accrued taxes, a $9.0 million decrease in accrued compensation, a $6.0 million increase in accounts receivable and a $5.4 million decrease in accounts payable, partially offset by an $18.0 million decrease in inventories. The decrease in accrued taxes, accrued compensation, and accounts payable were primarily due to the timing of payment obligations. The increase in accounts receivable was primarily due to the timing of cash receipts. The decrease in inventories was primarily associated with the completion of a planned contract manufacturer transition and higher product shipments.

     Cash used in investing activities was $35.4 million for the six months ended September 27, 2009 and consisted of $8.0 million of net purchases of investment securities, $14.8 million for the acquisition of NetXen (net of cash acquired), and $12.6 million of purchases of property and equipment. During the six months ended September 28, 2008, cash used in investing activities was $63.5 million and consisted of net purchases of investment securities of $50.7 million and purchases of property and equipment of $12.8 million. Included in purchases of investment securities, during the six months ended September 28, 2008, was a $57.2 million reclassification of certain cash equivalents to investment securities related to our investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company) that had suspended trading and redemptions.
     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $63.6 million for the six months ended September 27, 2009 consisted of our purchase of $67.4 million of common stock under our stock repurchase program, $2.5 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period and the repayment of a $0.9 million line of credit assumed in the NetXen acquisition, partially offset by $7.2 million of net proceeds from the issuance of common stock under our stock plans and the related tax effect. During the six months ended September 28, 2008, cash used in financing activities of $46.6 million consisted of our purchase of $67.5 million of common stock under our stock repurchase program and $1.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $22.6 million of proceeds from the issuance of common stock under our stock plans and the related tax effect.
     As of September 27, 2009, our investment securities included $22.9 million of investments in auction rate securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     Our investment securities are valued based on quoted market prices or other observable market inputs, except for the ARS, the put options related to ARS, and investments accounted for under the cost method. As of September 27, 2009, the entire $22.9 million portfolio of ARS and the related put options valued at $3.2 million (collectively, 14% of our investment securities portfolio) were measured at fair value based primarily on an income approach using estimates of future cash flows. The assumptions used in preparing the discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.
     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.55 billion of our outstanding common stock. As of September 27, 2009, we had repurchased a total of 87.3 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.35 billion. During the six months ended September 27, 2009, we repurchased 4.9 million shares for an aggregate purchase price of $68.9 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $201.0 million as of September 27, 2009.

     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 27, 2009, and their impact on our cash flows in future fiscal years, is as follows:

	2010
	(Remaining
	six months)	2011	2012	2013	2014	Thereafter	Total
				(In millions)
Operating leases	$4.4	$7.0	$4.9	$3.0	$2.8	$8.2	$30.3
Non-cancelable purchase obligations	48.9	—	—	—	—	—	48.9

Total	$53.3	$7.0	$4.9	$3.0	$2.8	$8.2	$79.2

     The amount of unrecognized tax benefits, including related accrued interest and penalties, was $41.5 million at September 27, 2009. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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
     For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, we provide standard incentive programs to our customers. We account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, we record provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Royalty and service revenue is recognized when earned and receipt is reasonably assured.
     For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements. Such deferred revenue is recognized over the service period or when all elements have been delivered.
     We sell certain software products and related post-contract customer support (PCS). We recognize revenue from software products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to undelivered elements based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If we are unable to determine VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement is deferred and recognized over the service period or when all elements have been delivered.
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

     Stock-Based Compensation
     We recognize compensation expense for all stock-based payment awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated financial statements. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Changes in the subjective assumptions can materially affect the estimated fair value of stock-based awards.
     Income Taxes
     We utilize the asset and liability method of accounting for income taxes. Income tax positions taken or expected to be taken in a tax return should be recognized in the first reporting period that it is more likely than not the tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
     We recognize an impairment charge when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, we would recognize the entire impairment in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
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
     Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We perform the annual test for impairment as of the first day of our fiscal fourth quarter and utilize the two-step process.
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

     Long-Lived Assets
     Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Estimating future net cash flows and determining proper asset groupings for the purpose of this impairment test requires the use of significant management judgment. If our actual results, or estimates used in future impairment analyses, are lower than our current estimates, we could incur impairment charges.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-1, which establishes “The FASB Accounting Standards Codification™” (ASC) as the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. ASU No. 2009-1 is effective for interim and annual fiscal periods ended after September 15, 2009.
     In August 2009, the FASB issued ASU No. 2009-5, which provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU 2009-5 provides clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. ASU 2009-5 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-5 is effective for fiscal periods beginning after August 27, 2009. We are currently assessing the impact ASU 2009-5 will have on our consolidated results of operations or financial position.
     In September 2009, the FASB issued ASU No. 2009-13, which provides amendments to ASC Topic 605 “Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 replaces and significantly changes certain guidance in ASC Topic 605. ASU No. 2009-13 modifies the separation criteria of ASC Subtopic 605-25 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact ASU No. 2009-13 will have on our consolidated results of operations or financial position.
     In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” Pursuant to ASU No. 2009-14, all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC Subtopic 985-605 and will be required to be accounted for under the guidance in ASU No. 2009-13. ASU No. 2009-14 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact ASU No. 2009-14 will have on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 27, 2009, the carrying value of our cash and cash equivalents approximates fair value.
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
     In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of September 27, 2009 includes $160.2 million of securities that are classified as available for sale. As of September 27, 2009, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.
     Our portfolio of investment securities as of September 27, 2009 also includes $22.9 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher, and related put options valued at $3.2 million. These investment securities are accounted for as trading securities. Recently, there has been significant turmoil in the credit market which impacted the value and liquidity of ARS. As of September 27, 2009, our investment portfolio includes $18.6 million of auction rate debt securities and $4.3 million of auction rate preferred securities. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     Based on our existing cash, cash equivalents and investment securities, as well as our expected cash flows from operating activities, we do not anticipate that the potential lack of liquidity of our ARS in the near-term will affect our ability to execute our current business plan.
     We do not use derivative financial instruments.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 27, 2009. There was no change in our internal control over financial reporting during our quarter ended September 27, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1A. Risk Factors
     We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 29, 2009, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 29, 2009.
Economic weakness and uncertainty has resulted in a decrease in IT spending levels and could result in further deterioration of our revenues and operating results.
     The United States and other countries around the world have been experiencing economic weakness and uncertainty. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions in the U.S. and other countries. The economic decline has resulted in a global downturn in information technology, or IT, spending rates, which has negatively impacted our revenue and operating results. Further reductions in IT spending rates could result in longer sales cycles, increased inventory provisions, increased production costs, lower prices for our products and reduced sales volumes. Even if IT spending rates were to increase, we cannot be certain that the market for storage and server networking infrastructure solutions would be positively impacted. If economic conditions worsen, there are future reductions in either domestic or international IT spending rates, or IT spending rates do not increase, our revenues, operating results and financial condition could deteriorate further.
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
We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.
     Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:
•	changes in product mix;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets or the acquisition of new businesses;

•	amortization and impairments of purchased intangible assets;

•	sales discounts and customer incentives;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our business strategy and operating plans.
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
     A significant number of our products are used in storage area networks, or SANs, and server networks. Therefore, our business is dependent on the SAN and server network infrastructure markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:
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
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 87% and 85% of net revenues for the six months ended September 27, 2009 and September 28, 2008, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
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
     The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the traditional Fibre Channel adapter market, we compete primarily with Emulex Corporation, followed by Brocade Communications Systems, Inc. In the iSCSI adapter market, we compete primarily with Broadcom Corporation and we also compete with companies offering software initiator solutions. In the FCoE adapter market, we compete with traditional Fibre Channel players like Emulex Corporation and Brocade Communications Systems, Inc., as well as Ethernet adapter suppliers such as Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. Our competition in the Fibre Channel switch market includes well-established participants who have significantly more sales and marketing resources to develop and penetrate this market. In the InfiniBand adapter and switch markets, we compete primarily with Voltaire Ltd. and Mellanox Technologies, Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.
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
     We expect the average unit prices of our products (on a like-for-like product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts and customer incentives, new product introductions by us or our competitors, or other factors. In addition, there is a general market trend of customers migrating away from the distribution channel for product purchases to OEMs, where products have a lower average unit price. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing costs, our total revenues and gross margins may decline. In addition, we must develop and introduce new products and product enhancements. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our operating results and gross margins may be below our expectations and the expectations of investors and public market analysts, and our stock price could be negatively affected.
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
     We purchase certain key components used in the manufacture of our products from single or limited sources. We purchase application-specific integrated circuits, or ASICs, from single sources and we purchase microprocessors, certain connectors, logic chips, power supplies and programmable logic devices from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever their relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations. The global economic downturn and tightening of credit in financial markets may adversely impact our suppliers by limiting their ability to finance their business operations and as a result limit their ability to supply products to us.
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
     In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product, and we may not always be able to satisfy the qualification requirements of these customers. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenues and potential harm to our competitive position and relationship with customers. In addition, the global economic downturn and tightening of credit markets could adversely affect our third-party subcontractors or contract manufacturers and increase the potential for one or more of them to experience financial distress or bankruptcy.
Our investment securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.
     As of September 27, 2009, we held short-term investment securities totaling $187.0 million. We invest primarily in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. During fiscal 2009, we recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause additional declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
     Our investment securities include $22.9 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     International revenues accounted for 53% and 52% of our net revenues for the six months ended September 27, 2009 and September 28, 2008, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
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
     In November 2008, our Board of Directors approved a new program to repurchase up to an additional $300 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2010 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan
June 29, 2009 — July 26, 2009	452,300	$13.14	452,300	$243,617,000
July 27, 2009 — August 23, 2009	1,359,600	$13.72	1,359,600	$224,960,000
August 24, 2009 — September 27, 2009	1,458,400	$16.43	1,458,400	$201,000,000

Total	3,270,300	$14.85	3,270,300	$201,000,000

     We previously purchased 4.3 million shares under the November 2008 program for an aggregate purchase price of $50.4 million.

Item 4.	Submission of Matters to a Vote of Security Holders
a)	The QLogic Corporation Annual Meeting of Stockholders was held on August 20, 2009.

b)	The following persons were elected to serve as directors of QLogic Corporation: H.K. Desai, Joel S. Birnbaum, James R. Fiebiger, Balakrishnan S. Iyer, Kathryn B. Lewis and George D. Wells.

c)	The following is a tabulation of the votes of the stockholders of QLogic Corporation with respect to the proposals presented at the 2009 Annual Meeting of Stockholders:

					Broker
		For	Against	Abstain	Non-Votes
(i)	Election of Directors:
	H.K. Desai	98,744,359	7,626,693	237,477	—
	Joel S. Birnbaum	101,796,833	4,567,380	244,316	—
	James R. Fiebiger	87,731,745	18,627,431	249,353	—
	Balakrishnan S. Iyer	77,243,488	29,076,401	288,640	—
	Kathryn B. Lewis	87,066,813	19,245,629	296,087	—
	George D. Wells	97,763,091	8,549,452	295,986	—
(ii)	Approval of amendment to the QLogic Corporation 2005 Performance Incentive Plan	55,516,173	33,230,218	506,813	17,355,325
(iii)	Ratification of the appointment of KPMG LLP as independent auditors for fiscal year 2010	100,080,038	6,354,420	174,071	—

Item 6.	Exhibits
     Exhibits

Exhibit No.
10.1
QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2009.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2009).

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
Simon Biddiscombe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 28, 2009

EXHIBIT INDEX

Exhibit No.
10.1
QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2009.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2009).

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