Form 10-Q
period 2009-12-27
QLOGIC CORP
filed 2010-02-02
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
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
Yes ☐       No ☑
     As of January 28, 2010, 113,905,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	March 29,
	2009	2009
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$145,142	$203,722
Short-term investment securities	204,059	139,561
Accounts receivable, less allowance for doubtful accounts of $1,873 and $1,366 as of December 27, 2009 and March 29, 2009, respectively	86,101	68,519
Inventories	21,820	40,293
Deferred tax assets	17,827	19,002
Other current assets	13,892	10,854

Total current assets	488,841	481,951
Long-term investment securities	—	34,986
Property and equipment, net	86,060	92,547
Goodwill	119,748	118,859
Purchased intangible assets, net	18,786	19,117
Deferred tax assets	33,402	28,785
Other assets	3,813	4,045

	$750,650	$780,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,459	$36,874
Accrued compensation	19,199	28,702
Accrued taxes	3,586	13,499
Deferred revenue	9,177	7,470
Other current liabilities	5,821	6,728

Total current liabilities	73,242	93,273
Accrued taxes	41,882	47,116
Deferred revenue	8,147	8,559
Other liabilities	4,865	4,797

Total liabilities	128,136	153,745

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 203,874,000 and 202,009,000 shares issued at December 27, 2009 and March 29, 2009, respectively	204	202
Additional paid-in capital	756,401	712,064
Retained earnings	1,253,501	1,193,727
Accumulated other comprehensive income	1,163	634
Treasury stock, at cost; 89,523,000 and 82,478,000 shares at December 27, 2009 and March 29, 2009, respectively	(1,388,755)	(1,280,082)

Total stockholders’ equity	622,514	626,545

	$750,650	$780,290

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(Unaudited; In thousands, except per share amounts)
Net revenues	$149,122	$163,691	$403,354	$503,315
Cost of revenues	53,020	54,770	145,258	165,542

Gross profit	96,102	108,921	258,096	337,773

Operating expenses:
Engineering and development	33,978	33,117	102,294	100,565
Sales and marketing	18,812	20,918	58,268	67,895
General and administrative	8,780	8,172	24,923	24,892
Special charges	—	1,407	848	1,407

Total operating expenses	61,570	63,614	186,333	194,759

Operating income	34,532	45,307	71,763	143,014
Interest and other income, net	1,736	2,511	6,996	2,035

Income before income taxes	36,268	47,818	78,759	145,049
Income taxes	7,620	17,028	18,985	55,457

Net income	$28,648	$30,790	$59,774	$89,592

Net income per share:
Basic	$0.25	$0.24	$0.51	$0.69

Diluted	$0.25	$0.24	$0.51	$0.68

Number of shares used in per share calculations:
Basic	114,695	126,180	116,935	130,050

Diluted	116,479	126,497	117,965	130,932

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 27,	December 28,
	2009	2008
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$59,774	$89,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,912	24,579
Stock-based compensation	27,022	22,144
Acquisition-related:
Amortization of purchased intangible assets	6,719	12,319
Stock-based compensation	403	787
Deferred income taxes	4,554	15,632
Net gains on investment securities	(2,639)	(4,469)
Impairment of investment securities	—	12,002
Provision for losses on accounts receivable	512	111
Loss on disposal of property and equipment	657	137
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(17,378)	(6,000)
Inventories	19,503	(2,651)
Other assets	148	(2,149)
Accounts payable	(2,446)	(2,073)
Accrued compensation	(9,505)	(5,376)
Accrued taxes	(19,359)	6,725
Deferred revenue	1,295	1,821
Other liabilities	(695)	(702)

Net cash provided by operating activities	92,477	162,429

Cash flows from investing activities:
Purchases of available-for-sale securities	(213,704)	(60,266)
Proceeds from sales and maturities of available-for-sale securities	175,513	102,198
Proceeds from disposition of trading securities	10,525	2,675
Reclassification of cash equivalents to other investment securities	—	(57,209)
Distributions from other investment securities	3,076	6,540
Purchases of property and equipment	(17,605)	(21,410)
Acquisition of business, net of cash acquired	(14,931)	—

Net cash used in investing activities	(57,126)	(27,472)

Cash flows from financing activities:
Proceeds from issuance of stock under stock plans	18,966	23,605
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,833)	(1,981)
Tax effect from issuance of stock under stock plans	(154)	323
Purchases of treasury stock	(108,976)	(165,232)
Payoff of line of credit assumed in acquisition	(934)	—

Net cash used in financing activities	(93,931)	(143,285)

Net decrease in cash and cash equivalents	(58,580)	(8,328)
Cash and cash equivalents at beginning of period	203,722	160,009

Cash and cash equivalents at end of period	$145,142	$151,681

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The results of operations for the three and nine months ended December 27, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company has evaluated subsequent events through February 2, 2010, the date the financial statements were issued. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets.
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
Note 2. Business Combination
     On April 27, 2009, the Company acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded the Company’s product portfolio to include Ethernet networking products that are complementary to existing products. The acquisition also expanded the Company’s expertise to better address a wider range of emerging customer requirements for converged networks. The acquisition agreement provided for an adjustment to the purchase price based on the final working capital as of the date of acquisition. The Company finalized the working capital adjustment in the second quarter of fiscal 2010 and paid an additional $0.4 million. The acquisition agreement also required that $5.1 million of the consideration be placed into an escrow account in connection with certain representations and warranties. The consideration placed in escrow is scheduled to be released between 18 and 24 months after the date of the acquisition. The escrowed amounts have been accounted for as cash consideration as of the date of the acquisition.
     The consideration paid in excess of the fair value of the net assets acquired totaled $0.9 million, which has been recorded as goodwill in the accompanying condensed consolidated balance sheet as of December 27, 2009. None of the goodwill resulting from the acquisition will be tax deductible.

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
		(In thousands)
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
Note 3. Investment Securities
     Components of investment securities are as follows:

	December 27,	March 29,
	2009	2009
	(In thousands)
Available-for-sale securities	$179,102	$136,027
Trading securities	24,396	34,891
Other investment securities	561	3,629

Total investment securities	204,059	174,547
Less long-term investment securities	—	34,986

Short-term investment securities	$204,059	$139,561

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
December 27, 2009
U.S. Government and agency securities	$43,130	$315	$(22)	$43,423
Corporate debt obligations	76,629	1,471	(40)	78,060
Asset and mortgage-backed securities	20,573	472	(9)	21,036
Municipal bonds	5,707	1	—	5,708
Other governmental securities	750	—	(3)	747

Total debt securities	146,789	2,259	(74)	148,974
Certificates of deposit	30,128	—	—	30,128

Total available-for-sale securities	$176,917	$2,259	$(74)	$179,102

March 29, 2009
U.S. Government and agency securities	$51,776	$868	$(4)	$52,640
Corporate debt obligations	39,434	390	(190)	39,634
Asset and mortgage-backed securities	20,691	418	(96)	21,013
Municipal bonds	2,530	61	—	2,591

Total debt securities	114,431	1,737	(290)	115,878
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	100	—	(5)	95

Total available-for-sale securities	$134,585	$1,737	$(295)	$136,027

     The amortized cost and estimated fair value of debt securities as of December 27, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$8,927	$9,090
Due after one year through three years	93,941	95,254
Due after three years through five years	19,047	19,302
Due after five years	24,874	25,328

	$146,789	$148,974

     As of December 27, 2009 and December 28, 2008, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 27, 2009, the Company determined that the unrealized losses are temporary in nature and recorded them as a component of accumulated other comprehensive income. Based on this analysis, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of available-for-sale securities were other-than-temporary and recorded impairment charges of $4.3 million and $10.3 million, which are included in interest and other income, net, in the accompanying condensed consolidated statements of income for the three and nine months ended December 28, 2008, respectively.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 27, 2009 and March 29, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 27, 2009
U.S. Government and agency securities	$3,597	$(22)	$—	$—	$3,597	$(22)
Corporate debt obligations	11,469	(40)	—	—	11,469	(40)
Asset and mortgage-backed securities	3,318	(9)	—	—	3,318	(9)
Other governmental securities	747	(3)	—	—	747	(3)

Total	$19,131	$(74)	$—	$—	$19,131	$(74)

March 29, 2009
U.S. Government and agency securities	$2,002	$(4)	$—	$—	$2,002	$(4)
Corporate debt obligations	10,605	(190)	—	—	10,605	(190)
Asset and mortgage-backed securities	2,842	(96)	—	—	2,842	(96)
Auction rate preferred securities	95	(5)	—	—	95	(5)

Total	$15,544	$(295)	$—	$—	15,544	$(295)

     The accompanying condensed consolidated statement of cash flows for the nine months ended December 28, 2008 has been adjusted to reflect net gains from the sale of available-for-sale securities as an investing activity. This adjustment resulted in a $0.9 million decrease in cash flow from operating activities and a corresponding increase in cash flow from investing activities. The Company has evaluated the materiality of this adjustment from a qualitative and quantitative perspective and concluded it is not material.
     Trading Securities
     The Company’s portfolio of trading securities consists of the following:

	December 27,	March 29,
	2009	2009
	(In thousands)
Auction rate debt securities	$17,081	$20,741
Auction rate preferred securities	4,334	4,869
Put options related to auction rate securities	2,981	9,281

Total trading securities	$24,396	$34,891

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
     The ARS Rights agreement, a legally enforceable contract, resulted in put options that were recognized as free standing assets separate from the ARS. The Company elected to measure the put options at fair value. In connection with the election to measure the put options at fair value, the Company classified these financial instruments as trading securities and recorded the initial fair value of $8.1 million in investment securities. The associated gains are recognized in interest and other income, net, in the accompanying

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
condensed consolidated statements of income for the three and nine months ended December 28, 2008. The ARS associated with the ARS Rights, previously classified as available-for-sale securities, were reclassified to trading securities during the three months ended December 28, 2008. As a result, the Company recognized a loss of $3.4 million, which had previously been recorded in accumulated other comprehensive income and $1.1 million related to changes in the fair market value of the trading securities subsequent to the reclassification. The loss related to the ARS is included in interest and other income, net, in the accompanying condensed consolidated statements of income for the three and nine months ended December 28, 2008.
     As the ARS Rights may be exercised beginning June 30, 2010, the Company has classified its auction rate debt and preferred securities, as well as the related put options, as short-term investment securities as of December 27, 2009.
     Other Investment Securities
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
     During fiscal 2009, the Company reclassified $57.2 million of investments in the funds sponsored by The Reserve from cash equivalents to short-term investments. This reclassification has been presented separately as an investing activity in the accompanying condensed consolidated statement of cash flows for the nine months ended December 28, 2008, to conform to the presentation in the fiscal 2009 annual consolidated financial statements. The Company received net proceeds from the partial liquidation of these funds totaling $3.1 million and $6.5 million for the nine months ended December 27, 2009 and December 28, 2008, respectively, which are presented separately as an investing activity in the accompanying condensed consolidated statements of cash flows. Also during the nine months ended December 28, 2008, the Company recorded a $1.7 million impairment charge related to these investments.
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

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Assets measured at fair value on a recurring basis as of December 27, 2009 and March 29, 2009 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 27, 2009
U.S. Government and agency securities	$43,423	$—	$—	$43,423
Corporate debt obligations	—	78,060	—	78,060
Asset and mortgage-backed securities	—	21,036	—	21,036
Municipal bonds	—	5,708	—	5,708
Other governmental securities	—	747	—	747
Certificates of deposit	30,128	—	—	30,128

Total available-for-sale securities	73,551	105,551	—	179,102

Auction rate debt securities	—	—	17,081	17,081
Auction rate preferred securities	—	—	4,334	4,334
Put options related to auction rate securities	—	—	2,981	2,981

Total trading securities	—	—	24,396	24,396

Balance as of December 27, 2009	$73,551	$105,551	$24,396	$203,498

	Fair Value Measurements Using
	Level 1	Level 2	Level 3		Total
		(In thousands)
March 29, 2009
U.S. Government and agency securities	$52,640	$—	$		$52,640
Corporate debt obligations	36,586	3,048		—	39,634
Asset and mortgage-backed securities	3,621	17,392		—	21,013
Municipal bonds	2,591	—		—	2,591
Certificate of deposit	20,054	—		—	20,054
Auction rate preferred securities	—	—		95	95

Total available-for-sale securities	115,492	20,440		95	136,027

Auction rate debt securities	—	—		20,741	20,741
Auction rate preferred securities	—	—		4,869	4,869
Put options related to auction rate securities	—	—		9,281	9,281

Total trading securities	—	—		34,891	34,891

Balance as of March 29, 2009	$115,492	$20,440		$34,986	$170,918

     The Company’s investments in auction rate securities and the related put options are classified within Level 3 because there are currently no active markets for these securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums. The total amount of assets measured using Level 3 valuation methodologies represented 3% of total assets as of December 27, 2009.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended December 27, 2009 is as follows:

	Balance	Total Realized	Total Unrealized	Sales and Other	Balance
Three Months Ended December 27, 2009	September 27, 2009	Gains and Losses	Gains and Losses	Settlements	December 27, 2009
			(In thousands)
Auction rate debt securities	$18,574	$269	$—	$(1,762)	$17,081
Auction rate preferred securities	4,334	—	—	—	4,334
Put options related to auction rate securities	3,230	(249)	—	—	2,981

Total	$26,138	$20	$—	$(1,762)	$24,396

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance	Total Realized	Total Unrealized	Sales and Other	Balance
Nine Months Ended December 27, 2009	March 29, 2009	Gains and Losses	Gains and Losses	Settlements	December 27, 2009
			(In thousands)
Auction rate debt securities	$20,741	$644	$—	$(4,304)	$17,081
Auction rate preferred securities	4,964	5,802	5	(6,437)	4,334
Put options related to auction rate securities	9,281	(6,300)	—	—	2,981

Total	$34,986	$146	$5	$(10,741)	$24,396

     Realized gains and losses are included in interest and other income, net, in the accompanying condensed consolidated statements of income for the three and nine months ended December 27, 2009.
Note 4. Inventories
     Components of inventories are as follows:

	December 27,	March 29,
	2009	2009
	(In thousands)
Raw materials	$8,401	$15,780
Finished goods	13,419	24,513

	$21,820	$40,293

Note 5. Purchased Intangible Assets
     Purchased intangible assets consist of the following:

	December 27, 2009			March 29, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Acquisition-related intangibles:
Core/developed technology	$49,100	$31,897	$17,203	$43,700	$27,277	$16,423
Customer relationships	9,700	9,700	—	9,700	7,814	1,886
Other	1,785	910	875	775	697	78

	60,585	42,507	18,078	54,175	35,788	18,387

Other purchased intangibles:
Technology-related	3,432	2,724	708	2,911	2,181	730

	$64,017	$45,231	$18,786	$57,086	$37,969	$19,117

     A summary of the amortization expense, by classification, included in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
		(in thousands)
Cost of revenues	$1,815	$2,082	$5,376	$10,421
Engineering and development	—	32	—	94
Sales and marketing	269	808	1,886	2,425

	$2,084	$2,922	$7,262	$12,940

     The following table presents the estimated future amortization expense of purchased intangible assets as of December 27, 2009:

Fiscal	(In thousands)

2010 (remaining three months)	$1,676
2011	6,718
2012	6,653
2013	1,088
2014	1,023
2015 and thereafter	1,628

$18,786

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.55 billion of the Company’s outstanding common stock. During the nine months ended December 27, 2009, the Company purchased 7.0 million shares of its common stock for an aggregate purchase price of $108.7 million. As of December 27, 2009, the Company had purchased a total of 89.5 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.39 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 7. Stock-Based Compensation
     During the nine months ended December 27, 2009, the Company granted options to purchase 3.8 million shares of common stock and 1.5 million restricted stock units with weighted average grant date fair values of $5.30 and $13.84 per share, respectively.
     A summary of stock-based compensation expense, excluding stock-based compensation related to acquisitions, recorded by functional line item in the accompanying condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$650	$569	$2,039	$1,577
Engineering and development	4,222	3,748	13,719	11,600
Sales and marketing	1,629	1,288	5,230	4,303
General and administrative	1,955	1,400	6,034	4,664

	$8,456	$7,005	$27,022	$22,144

Note 8. Special Charges
     The Company recorded special charges of $0.9 million during the three months ended September 27, 2009 related to its acquisition of NetXen. The special charges consisted of exit costs related to the former NetXen leased facility that the Company vacated and severance benefits for involuntarily terminated employees. As of December 27, 2009, all severance benefits had been paid. The unpaid exit costs associated with the leased facility are expected to be paid over the next nine months.
     During the three months ended December 28, 2008, the Company implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $1.4 million associated with the cost of severance benefits for the affected employees, all of which had been paid as of December 27, 2009.
Note 9. Interest and Other Income, Net
     Components of interest and other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(In thousands)
Interest income	$1,203	$2,850	$4,216	$9,435
Gain on sales of available-for-sale securities	798	559	4,200	993
Loss on sales of available-for-sale securities	(282)	(87)	(1,715)	(129)
Gain on recognition of put options (see Note 3)	—	8,147	—	8,147
Loss on trading securities	—	(4,542)	—	(4,542)
Impairment of investment securities	—	(4,259)	—	(12,002)
Other	17	(157)	295	133

	$1,736	$2,511	$6,996	$2,035

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Income Taxes
     The Company’s provision for income taxes was $19.0 million and $55.5 million for the nine months ended December 27, 2009 and December 28, 2008, respectively. The effective income tax rate was 24% and 38% for the nine months ended December 27, 2009 and December 28, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate as the Company’s income tax rate in foreign jurisdictions is lower than its income tax rate in the U.S.
Note 11. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income	$28,648	$30,790	$59,774	$89,592

Shares:
Weighted-average shares outstanding — basic	114,695	126,180	116,935	130,050
Dilutive potential common shares, using treasury stock method	1,784	317	1,030	882

Weighted-average shares outstanding — diluted	116,479	126,497	117,965	130,932

Net income per share:
Basic	$0.25	$0.24	$0.51	$0.69

Diluted	$0.25	$0.24	$0.51	$0.68

     Stock-based awards, including stock options and restricted stock units, representing 18.1 million and 23.7 million shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 27, 2009, respectively, and 27.5 million and 25.2 million shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 28, 2008, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.
Note 12. Comprehensive Income
     Components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(In thousands)
Net income	$28,648	$30,790	$59,774	$89,592
Other comprehensive income:
Changes in unrealized gains on investment securities, net of tax	16	4,173	529	2,821

	$28,664	$34,963	$60,303	$92,413

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. In this discussion and elsewhere in this report, we make forward-looking statements. These forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, descriptions of our expectations regarding future trends affecting our business and other statements regarding future events or our objectives, goals, strategies, beliefs and underlying assumptions that are other than statements of historical fact. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions, or the negative of such expressions, are intended to identify these forward-looking statements. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Part II, Item 1A “Risk Factors” and elsewhere in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Business Combination
     On April 27, 2009, we acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded our product portfolio to include Ethernet networking products that are complementary to our existing products. The acquisition also expanded our expertise to better address a wider range of emerging customer requirements for converged networks. The acquisition agreement required that $5.1 million of the consideration be placed into an escrow account in connection with certain representations and warranties. The consideration placed in escrow is scheduled to be released between 18 and 24 months after the date of the acquisition. The escrowed amounts have been accounted for as cash consideration as of the date of the acquisition.
     Third Quarter Financial Highlights and Other Information
     A summary of the key factors and significant events which impacted our financial performance during the third quarter of fiscal 2010 are as follows:
•	Net revenues of $149.1 million for the third quarter of fiscal 2010 increased sequentially by $17.6 million, or 13%, from $131.5 million in the second quarter of fiscal 2010. Revenues from Host Products of $110.4 million for the third quarter of fiscal 2010 increased sequentially by $16.4 million, or 17%, from $94.0 million in the second quarter of fiscal 2010.

•	Gross profit as a percentage of net revenues increased to 64.4% for the third quarter of fiscal 2010 from 63.7% in the second quarter of fiscal 2010.

•	Operating income as a percentage of net revenues increased to 23.2% for the third quarter of fiscal 2010 from 15.8% in the second quarter of fiscal 2010.

•	Net income increased to $28.6 million, or $0.25 per diluted share, in the third quarter of fiscal 2010 from $16.2 million, or $0.14 per diluted share, in the second quarter of fiscal 2010.

•	Cash, cash equivalents and investment securities increased to $349.2 million at December 27, 2009 from $340.4 million at September 27, 2009.

•	Accounts receivable was $86.1 million as of December 27, 2009, compared to $75.2 million as of September 27, 2009. Days sales outstanding (DSO) in receivables was 53 days as of December 27, 2009 compared to 52 days as of September 27, 2009.

•	Inventories were $21.8 million as of December 27, 2009, compared to $23.3 million as of September 27, 2009. Our annualized inventory turns in the third quarter of fiscal 2010 increased to 9.7 turns from 8.2 turns in the second quarter of fiscal 2010.
     As a result of worldwide economic uncertainty, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and others are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.
Results of Operations
     Net Revenues
          A summary of the components of our net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(Dollars in millions)
Net revenues:
Host Products	$110.4	$112.2	$292.8	$352.5
Network Products	27.4	32.8	76.9	92.5
Silicon Products	8.7	16.5	25.7	47.7
Royalty and Service	2.6	2.2	8.0	10.6

Total net revenues	$149.1	$163.7	$403.4	$503.3

Percentage of net revenues:
Host Products	74%	69%	73%	70%
Network Products	18	20	19	18
Silicon Products	6	10	6	10
Royalty and Service	2	1	2	2

Total net revenues	100%	100%	100%	100%

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
     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues decreased 9% to $149.1 million for the three months ended December 27, 2009 from $163.7 million for the three months ended

December 28, 2008. This decrease was primarily the result of a $1.8 million, or 2%, decrease in revenue from Host Products; a $5.4 million, or 16%, decrease in revenue from Network Products; and a $7.8 million, or 47%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a 6% decrease in the average selling prices of host bus adapters on a consistent unit volume, partially offset by an over 400% increase in revenue from the early market acceptance of FCoE adapters and the addition of Ethernet adapters as a result of the NetXen acquisition. The decrease in revenue from Network Products was primarily due to a 61% decrease in the number of Infiniband switches sold, partially offset by a 48% increase in the average selling prices of these products, primarily due to a change in mix to higher capacity switches. Revenue from Network Products was also impacted by a 10% decrease in the number of Fibre Channel switches sold and a 2% decrease in the average selling prices of these products. The decrease in revenue from Silicon Products was due primarily to a 42% decrease in the units of protocol chips sold and a 10% decrease in the average selling prices of these products. Net revenues for the three months ended December 27, 2009 included $2.6 million of royalty and service revenue compared with $2.2 million of royalty and service revenue for the three months ended December 28, 2008. Royalty and service revenues are unpredictable and we do not expect them to be significant to our overall revenues.
     Net revenues decreased 20% to $403.4 million for the nine months ended December 27, 2009 from $503.3 million for the nine months ended December 28, 2008. This decrease was primarily the result of a $59.7 million, or 17%, decrease in revenue from Host Products; a $15.6 million, or 17%, decrease in revenue from Network Products; and a $22.0 million, or 46%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a 14% decrease in the quantity of host bus adapters sold and a 6% decrease in the average selling prices of these products, partially offset by an over 500% increase in revenue from the early market acceptance of FCoE adapters and the addition of Ethernet adapters as a result of the NetXen acquisition. The decrease in revenue from Network Products was primarily due to a 15% decrease in the number of Fibre Channel switches sold and a 10% decrease in the average selling prices of these products. The decrease in revenue from Silicon Products was due primarily to a 34% decrease in the units of protocol chips sold, an 11% decrease in the average selling prices of these products and a $3.8 million decrease in revenue from management controller chips, as these products reached end-of-life in fiscal 2009. Net revenues for the nine months ended December 27, 2009 included $8.0 million of royalty and service revenue compared with $10.6 million of royalty and service revenue for the nine months ended December 28, 2008.
     A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 88% and 83% of net revenues during the nine months ended December 27, 2009 and December, 28, 2008, respectively.
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
     Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(In millions)
United States	$66.5	$75.8	$185.9	$240.1
Asia-Pacific and Japan	37.6	39.0	100.4	111.4
Europe, Middle East and Africa	35.5	40.4	91.7	123.4
Rest of the world	9.5	8.5	25.4	28.4

Total net revenues	$149.1	$163.7	$403.4	$503.3

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

  Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(Dollars in millions)
Gross profit	$96.1	$108.9	$258.1	$337.8
Percentage of net revenues	64.4%	66.5%	64.0%	67.1%
     Gross profit for the three months ended December 27, 2009 decreased $12.8 million, or 12%, from gross profit for the three months ended December 28, 2008. The gross profit percentage for the three months ended December 27, 2009 was 64.4% and decreased from 66.5% for the corresponding period in the prior year. The decrease in gross profit percentage was primarily due to lower volumes to absorb manufacturing costs and a change in product mix.
     Gross profit for the nine months ended December 27, 2009 decreased $79.7 million, or 24%, from gross profit for the nine months ended December 28, 2008. The gross profit percentage for the nine months ended December 27, 2009 was 64.0% and decreased from 67.1% for the corresponding period in the prior year. The decrease in gross profit percentage was primarily due to lower volumes to absorb manufacturing costs, a change in product mix and a $3.5 million one-time royalty in fiscal 2009, partially offset by a $5.0 million decrease in amortization of purchased intangible assets.
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
  Operating Expenses
     Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(Dollars in millions)
Operating expenses:
Engineering and development	$34.0	$33.1	$102.3	$100.6
Sales and marketing	18.8	20.9	58.2	67.9
General and administrative	8.8	8.2	24.9	24.9
Special charges	—	1.4	0.9	1.4

Total operating expenses	$61.6	$63.6	$186.3	$194.8

Percentage of net revenues:
Engineering and development	22.8%	20.2%	25.4%	20.0%
Sales and marketing	12.6	12.8	14.4	13.5
General and administrative	5.9	5.0	6.2	4.9
Special charges	—	0.9	0.2	0.3

Total operating expenses	41.3%	38.9%	46.2%	38.7%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy costs and related computer support costs. During the three months ended December 27, 2009, engineering and development expenses increased to $34.0 million from $33.1 million for the three months ended December 28, 2008. The increase in engineering and development expenses was primarily due to a $0.5 million increase in stock-based compensation and a $0.4 million increase in new product development.

     During the nine months ended December 27, 2009, engineering and development expenses increased to $102.3 million from $100.6 million for the nine months ended December 28, 2008. The increase in engineering and development expenses was primarily due to a $1.8 million increase in stock-based compensation.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $18.8 million for the three months ended December 27, 2009 from $20.9 million for the three months ended December 28, 2008. The decrease in sales and marketing expenses was due primarily to a $1.3 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a $0.5 million decrease in amortization of purchased intangible assets. The decrease in amortization expense is due to an intangible asset becoming fully amortized during the three months ended December 27, 2009.
     Sales and marketing expenses decreased to $58.2 million for the nine months ended December 27, 2009 from $67.9 million for the nine months ended December 28, 2008. The decrease in sales and marketing expenses was due primarily to a $4.5 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a $1.3 million decrease in travel costs, both related to our cost-cutting measures implemented in the second half of fiscal 2009. In addition, cash compensation and related employee benefit costs decreased by $2.0 million primarily due to decreased commissions as a result of lower revenues. Also, amortization of purchased intangible assets decreased by $0.5 million, as discussed above.
     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.8 million for the three months ended December 27, 2009 from $8.2 million for the three months ended December 28, 2008. The increase in general and administrative expenses was due primarily to a $0.6 million increase in stock-based compensation.
     General and administrative expenses were consistent at $24.9 million for the nine months ended December 27, 2009 and December 28, 2008, respectively. During the nine months ended December 27, 2009, stock-based compensation increased by $1.4 million, which was partially offset by a $1.2 million decrease in cash compensation and related employee benefit costs compared to the nine months ended December 28, 2008.
     Special Charges. We recorded special charges of $0.9 million during the three months ended September 27, 2009, related to our acquisition of NetXen. The special charges consisted of exit costs related to the former NetXen leased facility that we vacated and severance benefits for involuntarily terminated employees. As of December 27, 2009, all severance benefits had been paid. The unpaid exit costs associated with the leased facility are expected to be paid over the next nine months.
     During the three months ended December 28, 2008, we implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $1.4 million associated with the cost of severance benefits for the affected employees, all of which had been paid as of December 27, 2009.

  Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
	(In millions)
Interest income	$1.2	$2.9	$4.2	$9.4
Gain on sales of available-for-sale securities	0.8	0.6	4.2	1.0
Loss on sales of available-for-sale securities	(0.3)	(0.1)	(1.7)	(0.1)
Gain on recognition of put options	—	8.1	—	8.1
Loss on trading securities	—	(4.5)	—	(4.5)
Impairment of investment securities	—	(4.3)	—	(12.0)
Other	—	(0.2)	0.3	0.1

	$1.7	$2.5	$7.0	$2.0

     Interest income is earned on our portfolio of investment securities and cash equivalents. The decrease in interest income for the three and nine months ended December 27, 2009, from the corresponding periods in the prior year, was primarily due to a decline in interest rates, as well as, a decrease in the average balance of our investment securities and cash equivalents.
     The gain on recognition of put options, during the three and nine months ended December 28, 2008, resulted from an agreement that we entered into with the broker for substantially all of our auction rate securities (ARS) that entitles us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold.
     The loss on trading securities, during the three and nine months ended December 28, 2008, was due to the realization of $3.4 million of previously unrealized losses that were transferred from accumulated other comprehensive income as a result of the reclassification of the ARS from available-for-sale to trading securities and $1.1 million related to changes in the fair market value of the trading securities subsequent to the reclassification.
     We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in available-for-sale securities, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses were other-than-temporary and recorded impairment charges of $4.3 million and $10.3 million related to our portfolio of available-for-sale securities during the three and nine months ended December 28, 2008, respectively. In addition, during the nine months ended December 28, 2008, we recorded a $1.7 million impairment charge related to our cost basis investments in a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company).
  Income Taxes
     Our effective income tax rate was 24% and 38% for the nine months ended December 27, 2009 and December 28, 2008, respectively. We expect the annual effective income tax rate for fiscal 2010 to approximate 25% as compared to our actual annual effective tax rate of 36% for fiscal 2009. Our estimated effective tax rate for fiscal 2010 is favorably impacted by additional payments made in fiscal 2009 in connection with an intercompany technology license related to our intellectual property. These additional license payments resulted in a larger portion of income taxed at U.S. rates in fiscal 2009 compared to our estimates for fiscal 2010. In addition, the effective income tax rate for the nine months ended December 27, 2009 was favorably impacted by (i) higher income generated from our foreign operations, which are taxed at more favorable rates, (ii) the resolution of various federal, state and foreign tax matters, (iii) additional benefits related to research tax credits and (iv) an increase in tax benefits related to stock-based awards. Our effective income tax rate for the nine months ended December 28, 2008, was adversely impacted by a valuation allowance against deferred tax assets related to impairment charges on certain investment securities. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, stock-based compensation and uncertain tax positions.

Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities decreased to $349.2 million at December 27, 2009 from $378.3 million at March 29, 2009. The decrease in cash, cash equivalents and investment securities was due primarily to the purchase of our common stock pursuant to our stock repurchase program, purchases of property and equipment and the acquisition of NetXen, partially offset by cash generated from operations and net proceeds from the issuance of stock under our stock plans. We believe that existing cash, cash equivalents, investment securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies and there can be no assurance that sources of liquidity will be available to us at that time.
     Cash provided by operating activities was $92.5 million for the nine months ended December 27, 2009 and $162.4 million for the nine months ended December 28, 2008. Operating cash flow for the nine months ended December 27, 2009 reflects our net income of $59.8 million and net non-cash charges of $61.1 million, partially offset by a net increase in the non-cash components of working capital of $28.4 million. The increase in the non-cash components of working capital was primarily due to a $19.4 million decrease in accrued taxes, a $17.4 million increase in accounts receivable and a $9.5 million decrease in accrued compensation, partially offset by a $19.5 million decrease in inventories. The decrease in accrued taxes and accrued compensation were primarily due to the timing of payment obligations. The increase in accounts receivable was primarily due to an increase in net revenues. The decrease in inventories was primarily associated with the completion of a planned contract manufacturer transition and higher product shipments.
     Cash used in investing activities was $57.1 million for the nine months ended December 27, 2009 and consisted of $38.2 million of net purchases of available-for-sale securities, $17.6 million of purchases of property and equipment and $14.9 million for the acquisition of NetXen (net of cash acquired), partially offset by $10.5 million of proceeds from redemptions of auction rate securities at par value and distributions totaling $3.1 million from our investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company). During the nine months ended December 28, 2008, cash used in investing activities was $27.5 million and consisted of a $57.2 million reclassification of certain cash equivalents to investment securities related to our investments in the funds sponsored by The Reserve and purchases of property and equipment of $21.4 million, partially offset by net sales and maturities of available-for-sale securities of $41.9 million, distributions totaling $6.5 million from our investments in the funds sponsored by The Reserve and $2.7 million of proceeds from redemptions of auction rate securities at par value.
     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $93.9 million for the nine months ended December 27, 2009 consisted of our purchase of $109.0 million of common stock under our stock repurchase program, $2.8 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period and the repayment of a $0.9 million line of credit assumed in the NetXen acquisition, partially offset by $18.8 million of net proceeds from the issuance of common stock under our stock plans and the related tax effect. During the nine months ended December 28, 2008, cash used in financing activities of $143.3 million consisted of our purchase of $165.2 million of common stock under our stock repurchase program and $2.0 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $23.9 million of net proceeds from the issuance of common stock under our stock plans and the related tax effect.
     As of December 27, 2009, our investment securities included $21.4 million of investments in ARS, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     Our investment securities are valued based on quoted market prices or other observable market inputs, except for the ARS, the put options related to ARS, and investments accounted for under the cost method. As of December 27, 2009, the entire $21.4 million portfolio of ARS and the related put options valued at $3.0 million (collectively, 12% of our investment securities portfolio) were measured at fair value based primarily on an income approach using estimates of future cash flows. The assumptions used in preparing the discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.
     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.55 billion of our outstanding common stock. As of December 27, 2009, we had repurchased a total of 89.5 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.39 billion. During the nine months ended December 27, 2009, we repurchased 7.0 million shares of our common stock for an aggregate purchase price of $108.7 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $161.2 million as of December 27, 2009.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 27, 2009, and their impact on our cash flows in future fiscal years, is as follows:

	2010
	(Remaining
	three months)	2011	2012	2013	2014	Thereafter	Total
	(In millions)
Operating leases	$2.3	$7.5	$5.3	$3.7	$3.5	$9.0	$31.3
Non-cancelable purchase obligations	53.8	3.1	—	—	—	—	56.9

Total	$56.1	$10.6	$5.3	$3.7	$3.5	$9.0	$88.2

     The amount of unrecognized tax benefits, including related accrued interest and penalties, was $41.9 million at December 27, 2009. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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
     Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.
     A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. An adjustment to earnings would occur if we determine that we are able to realize a different amount of our deferred tax assets than currently expected.
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
     We recognize an impairment charge on our available-for-sale and cost method investments when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, we would recognize the entire impairment in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
     Realized gains or losses are determined on a specific identification basis and reported in interest and other income, net, as incurred.
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
     Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We perform the annual test for impairment as of the first day of our fiscal fourth quarter.
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
  Recent Accounting Pronouncements
     In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-5, which provides amendments to The FASB Accounting Standards Codification™ (ASC) Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2009-5 provides clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. ASU No. 2009-5 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-5 was effective for fiscal periods beginning after August 27, 2009. We adopted ASU No. 2009-5 effective September 28, 2009 and it did not have a material impact on our consolidated results of operations or financial position.
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
     In January 2010, the FASB issued ASU No. 2010-06, which provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 requires new fair value disclosures and clarifies certain existing disclosure requirements. ASU No. 2010-06 is effective for fiscal periods beginning after December 15, 2010 for the requirement to provide information on purchases, sales, issuances and settlements in the Level 3 rollforward on a gross basis. All other disclosure requirements under ASU No. 2010-06 are effective for fiscal periods beginning after December 15, 2009. We are currently assessing the impact ASU No. 2010-06 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 27, 2009, the carrying value of our cash and cash equivalents approximates fair value.
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
     In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of December 27, 2009 includes $179.1 million of securities that are classified as available for sale. As of December 27, 2009, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.
     Our portfolio of investment securities as of December 27, 2009 also includes $17.1 million of auction rate debt securities and $4.3 million of auction rate preferred securities (collectively, ARS), the majority of which are rated AA or higher, and related put options valued at $3.0 million. These investment securities are accounted for as trading securities. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 27, 2009. There was no change in our internal control over financial reporting during our quarter ended December 27, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As a result of worldwide economic uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of revenue. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected until such expenses are reduced to an appropriate level. In addition, we have implemented various cost-cutting measures in order to better align our revenues and cost structure. We may not be able to identify and implement appropriate further cost savings in a timely manner. Additionally, we may determine that the costs of implementing reductions outweigh the commensurate benefits. Should we implement certain cost reductions, there could be adverse consequences on our business which could have a material adverse effect on our results of operations or financial condition.
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
     We believe that to remain competitive, we will need to continue to develop new products, which will require a significant investment. Our competitors may be developing alternative technologies, which may adversely affect the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.
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
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 88% and 83% of net revenues for the nine months ended December 27, 2009 and December 28, 2008, respectively. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
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
     The markets for our products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product improvements and evolving industry standards. In the traditional Fibre Channel adapter market, we compete primarily with Emulex Corporation, followed by Brocade Communications Systems, Inc. In the iSCSI adapter market, we compete primarily with Chelsio Communications, Inc. and we also compete with companies offering software initiator solutions. In the FCoE adapter market, we compete with traditional Fibre Channel players like Emulex Corporation and Brocade Communications Systems, Inc., as well as Ethernet adapter suppliers such as Broadcom Corporation and Intel Corporation. In the Intelligent Ethernet adapter market, we compete with Intel Corporation, Broadcom Corporation and Emulex Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. Our competition in the Fibre Channel switch market includes well-established participants who have significantly more sales and marketing resources to develop and penetrate this market. In the InfiniBand adapter and switch markets, we compete primarily with Voltaire Ltd. and Mellanox Technologies, Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.
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
     As of December 27, 2009, we held short-term investment securities totaling $204.1 million. We invest primarily in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. During fiscal 2009, we recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause additional declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
     Our investment securities include $21.4 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     International revenues accounted for 54% and 52% of our net revenues for the nine months ended December 27, 2009 and December 28, 2008, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2008, our Board of Directors approved a new program to repurchase up to an additional $300 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2010 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan
September 28, 2009 — October 25, 2009	1,111,600	$17.99	1,111,600	$180,999,000
October 26, 2009 — November 22, 2009	573,700	$18.44	573,700	$170,419,000
November 23, 2009 — December 27, 2009	494,500	$18.55	494,500	$161,245,000

Total	2,179,800	$18.24	2,179,800	$161,245,000

     We previously purchased 7.6 million shares under the November 2008 program for an aggregate purchase price of $99.0 million.

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

Date: February 2, 2010

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