Form 10-K
period 2010-03-28
QLOGIC CORP
filed 2010-05-20
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended March 28, 2010
Commission File No. 0-23298
QLogic Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0537669 (I.R.S. Employer Identification No.)

26650 Aliso Viejo Parkway
Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)
(949) 389-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑           No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐           No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑           No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐           No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 25, 2009 was $1,990,886,000 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market on such date).
     As of May 13, 2010, 111,530,000 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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
     All references to years refer to our fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, as applicable, unless calendar years are specified.
Our Networking Products
     We are a designer and supplier of network infrastructure products that enhance, manage and support the transmission of data from computer servers to storage systems and from computer servers to other servers. Computing and storage systems handle large volumes of data and require network infrastructure products that enable fast transfer of data and efficient sharing of resources.
     Our products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing, or HPC, Networks, and Converged Networks. Storage Networks are used to provide critical data across widely-distributed environments and primarily use Fibre Channel technology. HPC Networks allow the utilization of advanced parallel processing over multiple servers and typically are used for applications where very large amounts of data must be processed quickly and efficiently. The HPC Network products that we sell use InfiniBand® technology. Converged Networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and network traffic. For example, Fibre Channel over Ethernet, or FCoE, uses one common Ethernet network for both Fibre Channel storage and Ethernet data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet networks, which is what most local area networks utilize.
     Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server, workstation and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. The business applications that drive requirements for our networking infrastructure products include:
•	General business information technology requirements;

•	Data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film and video, broadcast, medical imaging, computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering, high-speed backup and data replication; and

•	Research and scientific applications.
     Our products generally include adapters, switches and application-specific integrated circuits, or ASICs. Adapters physically reside in a server and provide for connectivity from the server to storage, HPC and converged networks. Switches manage the transmission and routing of data from servers to storage devices or from servers to servers. The ASICs that we sell are protocol controller chips that are embedded within a server or storage device.

     We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand host channel adapters; Fibre Channel over Ethernet, or FCoE, converged network adapters, or CNAs; and Intelligent Ethernet adapters, or IEAs. Network Products consist of Fibre Channel switches, including stackable edge switches, bladed switches, virtualized pass-through modules, and high-port count modular-chassis switches; InfiniBand switches, including high-end multi-protocol directors, edge and bladed switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel, FCoE and iSCSI networks. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers.
     Host Products accounted for 72%, 70% and 73% of our net revenues for fiscal 2010, 2009 and 2008, respectively. Network Products accounted for 18%, 18% and 17% of our net revenues for fiscal 2010, 2009 and 2008, respectively.
     Storage Networking
     Our ability to address the market for Storage Networks stems from our broad product line based on Fibre Channel and iSCSI technologies. Fibre Channel is currently the dominant technology for enterprise storage networking, while iSCSI is a lower cost alternative primarily used by small and medium sized businesses.
     We provide Fibre Channel and iSCSI adapters for servers as well as mezzanine adapters for bladed servers, which connect host computer servers to storage networks. We also provide a broad line of Fibre Channel switches, including stackable edge switches, bladed switches, virtual pass-through modules, and high-port count modular-chassis switches. A unique feature of our edge and modular-chassis switch is its stackability. Stackable switches use dedicated high-speed stacking ports as inter-switch links, or ISLs, allowing for simplified future expansion and scalability, reduction in necessary device ports, lower upfront and future expenses, and reduced management costs and complexities.
     In addition, we provide intelligent storage routers for bridging Fibre Channel, FCoE and iSCSI networks. Our intelligent storage routers provide a cost-effective way for iSCSI-based servers to access storage devices already deployed on a Fibre Channel storage network.
     HPC Networking
     Our High Performance Computing Networking products are based on InfiniBand technology. InfiniBand is an industry-standard specification used to connect servers, communications infrastructure equipment, storage and embedded systems, and is used primarily within high performance computing environments where its capability to quickly and efficiently process data-intense calculations is crucial. Our ability to successfully address the requirements of server vendors targeting high performance computing environments is enhanced by our experience and success addressing the server-to-storage connectivity demands of these same customers. These products provide high performance solutions for cluster and grid computing networks. We offer a comprehensive, end-to-end portfolio of InfiniBand networking products for HPC Networking including quad data rate, or QDR, host channel adapters, QDR multi-protocol directors, edge switches and bladed switches, as well as software tools to install, operate and maintain high performance networks.
     Our QDR InfiniBand switches range from fixed configuration to fully configurable, modular director class switches. The modularly designed QLogic directors can scale from as few as 18 ports to the maximum of 864 ports, giving customers the flexibility they demand.
     Converged Networking
     Our Enhanced Ethernet based portfolio included in our Converged Networking products consists of CNAs and IEAs. CNAs are a new class of networking products that support the emerging Fibre Channel over Ethernet technology. FCoE is a converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment in existing Fibre Channel infrastructure and storage. Our CNAs enable true network convergence by combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet networks and leverage our core technology and expertise, including our mature Fibre Channel driver stack. Based on QLogic’s advanced Network Plus Architecture, our CNAs are designed for next-generation, virtualized and unified data centers with powerful multi-processor, multi-core servers and are available in multiple adapter form factors, including standard and mezzanine cards. Although we are shipping FCoE products, as with most emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. Our IEAs are designed for various applications such as virtualization, cluster computing, internet protocol content delivery systems, grid computing, database clustering, network attached storage, and storage and backup servers.

     The acquisition of NetXen, Inc. in April 2009 expanded our product portfolio to include Ethernet networking products that are complementary to our existing products. The acquisition also expanded our expertise to better address a wider range of emerging customer requirements for converged networks and enhanced our ability to compete for future converged networking design wins.
Customers
     Our products are incorporated in solutions from a number of storage system and computer system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Oracle Corporation and many others. A small number of these customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 86%, 84% and 85% of net revenues during fiscal 2010, 2009 and 2008, respectively.
     A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2010	2009	2008
Hewlett-Packard	24%	21%	20%
IBM	20%	18%	16%
Sun Microsystems (acquired by Oracle in fiscal 2010)	*	11%	11%

*	Less than 10% of net revenues.
     We believe that our relationships with our customers are good. However, we believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.
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
     International revenues accounted for 54%, 52% and 49% of our net revenues for fiscal 2010, 2009 and 2008, respectively. For additional information on our international sales and operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.
Sales and Marketing
     Our products are marketed and sold primarily to OEMs by our internal sales team supported by field sales and systems engineering personnel. In addition, we sell our products through a network of regional and international distributors.
     In domestic and in certain international markets, we maintain both a sales force to serve our OEM customers and distributors that are focused on medium-sized and emerging accounts. We maintain a focused business development and outbound marketing organization to assist, train and equip the sales organizations of our OEM customers and their respective reseller organizations and partners. We maintain sales offices in the United States and various international locations. For information regarding revenue by geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.
     We work with our storage system and computer system OEM customers during their design cycles. We support these customers with pre-sales system design support and services, as well as training classes and seminars conducted both in the field and from our worldwide offices.
     Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers. The sales cycle typically begins with the identification of an OEM’s requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology. The cycle continues with technical and sales collaboration with the OEM and, if successful, leads to one of our product designs being selected as a component in a potential customer’s storage system or computer system. We then work closely with the customer to integrate our products with the customer’s current and next generation products or platforms. This cycle, from opportunity identification to initial production shipment, typically ranges from six to twenty-four months.
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
     We are engaged in the design and development of application-specific integrated circuits, or ASICs, adapters and switches based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies. We also design and develop ASICs, adapters and switches based on InfiniBand technology for HPC environments; and storage routers for bridging Fibre Channel, FCoE and iSCSI networks.
     We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage, HPC and converged networks. During fiscal 2010, 2009 and 2008, we incurred engineering and development expenses of $136.8 million, $133.3 million and $134.7 million, respectively.
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
Competition
     The markets for networking infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:
•	time-to-market;
•	features and functionality;
•	product quality, reliability and performance;
•	price;
•	new product innovation;
•	customer relationships;
•	design capabilities;
•	customer service and technical support; and
•	interoperability of components in storage, HPC and converged networks.

     While we expect competition to continue to increase and evolve, we believe that we compete effectively with respect to each of these factors.
     Due to the diversity of products required in the storage, HPC and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter market, our primary competitor is Emulex Corporation, with Brocade Communications Systems, Inc. also participating. In the iSCSI adapter market, our primary competitor is Broadcom Corporation and we also compete indirectly with companies offering software initiator solutions. In the FCoE adapter market, we compete with Emulex Corporation, and recent entry, Brocade Communications Systems, Inc. and we also compete with Ethernet adapter suppliers Broadcom Corporation and Intel Corporation. In the Intelligent Ethernet adapter market, we compete with Intel Corporation, Broadcom Corporation and Emulex Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand adapter and switch markets, we compete primarily with Mellanox Technologies, Ltd. and Voltaire Ltd.
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
     Our semiconductors are currently manufactured by a number of foundries. Our major semiconductor suppliers are LSI Corporation, International Business Machines Corporation and Taiwan Semiconductor Manufacturing Company Limited. Most of the ASICs used in our products are manufactured using 180, 130, 90 or 65 nanometer process technology. In addition, we continually evaluate smaller geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
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
     We currently purchase our semiconductor products from foundries either in finished or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packages and tested.
     For our adapter, switch and other products, we use third-party contract manufacturers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers. These contract manufacturers are located outside the United States. To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance. The loss of one of our major contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. While we believe that our relationships with our contract manufacturers are good, if we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component part shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenue and potential harm to our competitive position and relationships with customers.
     Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources and microprocessors, certain connectors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever their relationship with us, we may be unable to produce certain of our products until alternative suppliers are identified and qualified.

     Many of the component parts used in our adapter, switch and other products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, financial viability, quality and cost. Our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. In addition, the global economic weakness and uncertainty could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or results of operations.
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
     We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to defend such claims, develop non-infringing technology or to obtain licenses to the technology which is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.
     Some of our products are designed to include software or other intellectual property licensed from third parties. None of these licenses relate to core QLogic developed technology, are material to our business, or require payment of amounts that are material.
Environment
     Our operations are subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we violate or become liable under environmental laws.
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

Working Capital
     Cash provided by operating activities was $161.8 million for fiscal 2010. For additional information on our working capital, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, included in Part II, Item 7 of this report.
Employees
     We had 1,038 employees as of May 13, 2010. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise publicly disclosed by the Company.
Economic weakness and uncertainty has resulted in a decrease in information technology spending levels and could result in further deterioration of our revenues and operating results.
     The United States and other countries around the world have been experiencing economic weakness and uncertainty. There has been an erosion of global consumer confidence amidst concerns over declining asset values, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions in the United States and other countries. The economic uncertainty has resulted in a global downturn in information technology, or IT, spending rates, which has negatively impacted our revenue and operating results. Further reductions in IT spending rates could result in longer sales cycles, increased inventory provisions, increased production costs, lower prices for our products and reduced sales volumes. Even if IT spending rates were to increase, we cannot be certain that the market for our networking infrastructure products would be positively impacted. If economic conditions worsen, there are future reductions in either domestic or international IT spending rates, or IT spending rates do not increase, our revenues, operating results and financial condition could deteriorate further.
     As a result of worldwide economic uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. Portions of our expenses are fixed and others are tied to expected levels of revenue. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected until such expenses are reduced to an appropriate level. In addition, we have implemented various cost-cutting measures in order to better align our revenues and cost structure. We may not be able to identify and implement appropriate further cost savings in a timely manner. Additionally, we may determine that the costs of implementing reductions outweigh the commensurate benefits.
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
     Fluctuations in our quarterly operating results may also be the result of:
•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	customer policies pertaining to desired inventory levels of our products;

•	sales discounts and customer incentives;

•	the availability and sale of new products;

•	changes in our average selling prices;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer, or OEM, customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	the timing of revenue recognition and revenue deferrals;

•	gains or losses related to our investment securities;

•	changes in accounting rules or our accounting policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact IT spending.
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
We expect gross margin to vary over time, and our recent level of gross margin may not be sustainable.
     Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:
•	changes in product mix;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets or the acquisition of new businesses;

•	amortization and impairments of purchased intangible assets;

•	sales discounts and customer incentives;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels; and

•	increased warranty costs.
Our stock price may be volatile.
     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:
•	differences between our actual revenues and operating results and the published expectations of public market analysts;

•	quarterly fluctuations in our revenues and operating results;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the markets in which we operate;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings or rating upgrades/downgrades of our stock by public market analysts;

•	operating results or forecasts of our major customers or competitors;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.
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
     Our products are used in storage, high performance computing, or HPC, and converged networks, and therefore our business is dependent on these network infrastructure markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:
•	educate potential OEM customers, distributors, resellers, system integrators, storage system providers and end-user organizations about the benefits of our products;

•	maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators and storage system providers;

•	predict and base our products on standards which ultimately become industry standards; and

•	achieve and maintain interoperability between our products and other equipment and components from diverse vendors.
Our business could be adversely affected by a significant increase in the market acceptance of blade servers.
     Blade server products have gained acceptance in the market over the past few years. Blade servers use custom storage, HPC and converged network infrastructure products, including bladed switches and mezzanine cards, which have lower average selling prices than the network infrastructure products used in a non-blade server environment. If blade servers gain an increased percentage of the overall server market, our business could be adversely affected by the transition to blade server products. This could have a material adverse effect on our business or results of operations.

Our financial condition will be materially harmed if we do not maintain and gain market acceptance of our products.
     The markets in which we compete involve rapidly changing technology, evolving industry standards and continuing improvements in products and services. Our future success depends, in part, on our ability to:
•	enhance our current products and develop and introduce, in a timely manner, new products that keep pace with technological developments and industry standards;

•	compete effectively on the basis of price and performance; and

•	adequately address OEM and end-user customer requirements and achieve market acceptance.
     We believe that to remain competitive, we will need to continue to develop new products, which will require significant investment. Our competitors may be developing alternative technologies, which may adversely affect the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for new technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.
     Some of our products are based on the Fibre Channel over Ethernet, or FCoE, protocol. FCoE is a relatively new converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment in existing Fibre Channel infrastructure and storage. As with most emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. We expect products based on the FCoE protocol to supplement, and perhaps replace, certain products based on the Fibre Channel protocol. As a result, an inability to maintain our market share in the Fibre Channel market and build upon our market share in the FCoE market could have a material adverse effect on our business or results of operations.
We depend on a small number of customers, and any decrease in revenues or cash flows from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 86%, 84% and 85% of our net revenues for fiscal 2010, 2009 and 2008, respectively. Hewlett-Packard and IBM each accounted for 20% or more of net revenues during fiscal 2010. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
     Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, customer incentives and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. This risk is increased due to the potential for some of these customers to merge with or acquire one or more of our other customers. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be obtained. If we are unable to achieve such cost reductions, our gross margins could decline and such decline could have a material adverse effect on our business, financial condition or results of operations.
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
     In addition, as our customers increasingly require us to maintain products at hub locations near their facilities, it becomes more difficult for us to predict sales trends. Our uneven sales pattern also makes it extremely difficult to predict the demand of our customers and adjust manufacturing capacity accordingly. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or at an increased cost, which could have a material adverse effect on quarterly revenues and earnings.
Competition within the markets for our products is intense and includes various established competitors.
     The markets for networking infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, HPC and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter market, our primary competitor is Emulex Corporation, with Brocade Communications Systems, Inc. also participating. In the iSCSI adapter market, our primary competitor is Broadcom Corporation and we also compete indirectly with companies offering software initiator solutions. In the FCoE adapter market, we compete with Emulex Corporation, and recent entry, Brocade Communications Systems, Inc. and we also compete with Ethernet adapter suppliers Broadcom Corporation and Intel Corporation. In the Intelligent Ethernet adapter market, we compete with Intel Corporation, Broadcom Corporation and Emulex Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand adapter and switch markets, we compete primarily with Mellanox Technologies, Ltd. and Voltaire Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.
     We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved features. While we continue to devote significant resources to engineering and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. In addition, while relatively few competitors offer a full range of storage, HPC and converged networking infrastructure products, additional domestic and foreign manufacturers may increase their presence in these markets. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results may be materially and adversely affected.
We expect the pricing of our products to continue to decline, which could reduce our revenues, gross margins and profitability.
     We expect the average unit prices of our products (on a like-for-like product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts and customer incentives, new product introductions by us or our competitors, or other factors. In addition, there is a general market trend of customers migrating away from the distribution channel for product purchases to OEMs, where products have a lower average unit price. If we are unable to offset these factors by increasing sales volumes, or reducing product manufacturing costs, our total revenues and gross margins may decline. In addition, we must develop and introduce new products and product enhancements. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our revenues, gross margins and profitability could decline.
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
     Certain key components used in the manufacture of our products are purchased from single or limited sources. Application-specific integrated circuits, or ASICs, are purchased from single sources and microprocessors, certain connectors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever its relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations. The global economic downturn and tightening of credit in financial markets may adversely impact our suppliers by limiting their ability to finance their business operations and as a result limit their ability to supply products to us.
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
     In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product, and we may not always be able to satisfy the qualification requirements of these customers. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenues and potential harm to our competitive position and relationships with customers. In addition, the global economic weakness and tightening of credit markets could adversely affect our third-party subcontractors or contract manufacturers and increase the potential for one or more of them to experience financial distress or bankruptcy.
 Our investment securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
     As of March 28, 2010, we held short-term investment securities totaling $185.4 million. We invest primarily in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. During fiscal 2009, we recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
     Our investment securities include $22.3 million of investments in auction rate debt and preferred securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     Our products are complex and may contain undetected software or hardware errors when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products and to risks that components purchased from third-party subcontractors and incorporated into our products may not meet our specifications or may otherwise fail prematurely. From time to time, we have found errors in existing, new or enhanced products. In addition, our products are frequently combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware or software errors could adversely affect the sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.
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
     Historically, the technology industry has developed higher performance ASICs, which create chip-level solutions that replace selected board-level or box-level solutions at a significantly lower average selling price. We have previously offered ASICs to customers for certain applications that have effectively resulted in a lower-priced solution when compared to an adapter solution. This transition to ASICs may also occur with respect to other current and future products. The result of this transition may have an adverse effect on our business, financial condition or results of operations. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange networking infrastructure products to lower-cost products.
Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.
     We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, examinations by tax authorities, stock-based compensation, uncertain tax positions and newly enacted tax legislation. For example, proposed changes to certain U.S. tax rules for U.S. corporations doing business outside the United States include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and accelerating taxes related to certain transfers of intangible assets offshore. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. Finally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from these continuous examinations could have a material adverse effect on our financial condition or results of operations.

Environmental compliance costs could adversely affect our results of operations.
     We are subject to various federal, state, local and foreign laws concerning environmental protection, including laws addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and material composition of our products, their safe use, the energy consumption associated with those products and product take-back legislation (i.e., legislation that makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products). We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims, and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict and could have a material adverse effect on our results of operations.
Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.
     International revenues accounted for 54%, 52% and 49% of our net revenues for fiscal 2010, 2009 and 2008, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
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
     As of March 28, 2010, our international subsidiaries hold approximately 47% of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries consist primarily of U.S. dollar denominated cash, money market and certificate of deposit accounts. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.
     Our international sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. In addition, a significant portion of our inventory is purchased from international suppliers, who invoice us in U.S. dollars. If the relative value of the U.S. dollar in comparison to the currency of our foreign suppliers should decrease, our suppliers may increase prices which could result in a decline of our gross margin. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations.
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
     We have historically used stock options and other forms of stock-based compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage retention of key personnel, and provide competitive compensation packages. However, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock-based awards to employees in the future, which may result in changes in our stock-based compensation strategy. These and other developments relating to the provision of stock-based compensation to employees could make it more difficult to attract, retain and motivate key personnel.
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
     We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In addition, individuals and groups are purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and the necessary licenses or similar arrangements may not be available to us on satisfactory terms, or at all. As a result, we could be prevented from manufacturing and selling some of our products. In addition, if we litigate these kinds of claims, the litigation could be expensive, time consuming and could divert management’s attention from other matters and there is no guarantee we would prevail. Our business could suffer regardless of the outcome of the litigation. Our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.
If we fail to carefully manage the use of “open source” software in our products, we may be required to license key portions of our products on a royalty-free basis or expose key parts of our source code.
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
     We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce the amount of carbon emissions. There is a risk that the rush to development of these standards will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches. Depending on the regulations or standards that are ultimately adopted, compliance could adversely affect our business, results of operations or financial condition.
Computer viruses and other forms of tampering with our computer systems or servers may disrupt our operations and adversely affect our business.
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
     Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, we have operations, suppliers and customers in regions which have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane, volcanic eruption, tsunami or fire, affecting any of these regions could adversely affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
     None.

Item 2.	Properties
     Our principal product development, operations, sales and corporate offices are located in three buildings comprising approximately 165,000 square feet in Aliso Viejo, California. We own each of these buildings. We also lease one building comprising approximately 100,000 square feet in Shakopee, Minnesota, that houses product development and operations teams for many of our Network Products. We lease an operations, sales and fulfillment facility located in Dublin, Ireland. In addition, we lease facilities in Mountain View and Roseville, California; King of Prussia, Pennsylvania; and Pune and Bangalore, India. We also maintain sales offices at various locations in the United States, Europe and Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings
     Various lawsuits, claims and proceedings have been or may be instituted against us. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to us. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on our financial condition or results of operations. Based on an evaluation of matters that are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market and Prices
     Shares of our common stock are traded and quoted on the NASDAQ Global Select Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent fiscal years as reported on the NASDAQ Global Select Market.

	Sales Prices
Fiscal 2010	High	Low
First Quarter	$14.76	$10.91
Second Quarter	18.20	11.99
Third Quarter	19.62	16.39
Fourth Quarter	21.28	16.44

	Sales Prices
Fiscal 2009	High	Low
First Quarter	$16.84	$14.57
Second Quarter	20.21	13.64
Third Quarter	16.37	8.69
Fourth Quarter	13.90	8.82
Number of Common Stockholders
     The number of record holders of our common stock was 499 as of May 13, 2010.
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
Recent Sales of Unregistered Securities
     We did not issue any unregistered securities during fiscal 2010.
Issuer Purchases of Equity Securities
     In November 2008, our Board of Directors approved a program to repurchase up to $300 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2010 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan
December 28, 2009 — January 24, 2010	371,400	$19.33	371,400	$154,065,000
January 25, 2010 — February 21, 2010	1,130,600	$17.32	1,130,600	$134,481,000
February 22, 2010 — March 28, 2010	1,561,200	$19.27	1,561,200	$104,401,000

Total	3,063,200	$18.56	3,063,200	$104,401,000

     We previously purchased 9.8 million shares under the November 2008 program for an aggregate purchase price of $138.8 million.

Stockholder Return Performance
     The performance graph below shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under the Acts.
     The following graph compares, for the five-year period ended March 28, 2010, the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Index (S&P 500 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of our fiscal years ended April 3, 2005, April 2, 2006, April 1, 2007, March 30, 2008, March 29, 2009 and March 28, 2010. The graph assumes that $100 was invested on April 3, 2005 in our common stock, the S&P 500 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
AMONG QLOGIC CORPORATION, THE STANDARD & POOR’S 500 INDEX
AND THE NASDAQ COMPUTER INDEX

	Cumulative Total Return
	4/3/05	4/2/06	4/1/07	3/30/08	3/29/09	3/28/10
QLogic Corporation	$100.00	$95.98	$84.33	$76.04	$58.13	$100.00
S&P 500 Index	100.00	111.73	124.95	118.60	73.43	109.97
NASDAQ Computer Index	100.00	113.57	119.86	115.99	82.23	139.54

*	$100 invested on 4/3/05 in stock or 3/31/05 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data
     The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	March 28,	March 29,	March 30,	April 1,	April 2,
	2010 (1)	2009	2008	2007 (2)	2006 (3)
	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$549,070	$633,862	$597,866	$586,697	$494,077
Cost of revenues	196,127	210,075	205,959	191,982	144,246

Gross profit	352,943	423,787	391,907	394,715	349,831

Operating expenses:
Engineering and development	136,831	133,252	134,668	135,315	89,753
Sales and marketing	77,601	86,959	84,166	86,731	64,416
General and administrative	34,242	32,639	34,049	31,044	17,295
Special charges	5,163	4,063	5,328	—	—
Purchased in-process research and development	—	—	—	3,710	10,510

Total operating expenses	253,837	256,913	258,211	256,800	181,974

Operating income	99,106	166,874	133,696	137,915	167,857
Interest and other income, net	10,601	2,134	14,024	16,872	32,627

Income from continuing operations before income taxes	109,707	169,008	147,720	154,787	200,484
Income taxes	54,759	60,219	51,510	49,369	78,653

Income from continuing operations	54,948	108,789	96,210	105,418	121,831
Income from discontinued operations, net of income taxes	—	—	—	—	161,757

Net income	$54,948	$108,789	$96,210	$105,418	$283,588

Income from continuing operations per share:
Basic	$0.47	$0.85	$0.68	$0.66	$0.71

Diluted	$0.47	$0.85	$0.67	$0.66	$0.70

Income from discontinued operations per share:
Basic	$—	$—	$—	$—	$0.95

Diluted	$—	$—	$—	$—	$0.93

Net income per share:
Basic	$0.47	$0.85	$0.68	$0.66	$1.66

Diluted	$0.47	$0.85	$0.67	$0.66	$1.63

Balance Sheet Data
Cash and cash equivalents and investment securities	$375,673	$378,269	$376,409	$543,922	$665,640
Total assets	750,737	780,290	810,966	971,359	937,707
Total stockholders’ equity	583,339	626,545	665,916	874,531	859,354

(1)	In fiscal 2010, we completed the acquisition of NetXen, Inc.

(2)	In fiscal 2007, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, “Compensation—Stock Compensation,” which requires the recognition of compensation expense for all stock-based awards made to employees and non-employee directors. In addition, we completed the acquisitions of PathScale, Inc. and SilverStorm Technologies, Inc.

(3)	In fiscal 2006, we completed the sale of our hard disk drive controller and tape drive controller business and have presented the operating results of such business as discontinued operations. In addition, we completed the acquisition of Troika Networks, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     We are a designer and supplier of network infrastructure products that enhance, manage and support the transmission of data from computer servers to storage systems and from computer servers to other servers. Our products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing, or HPC, Networks, and Converged Networks. Storage Networks are used to provide critical data across widely-distributed environments and primarily use Fibre Channel technology. HPC Networks allow the utilization of advanced parallel processing over multiple servers and typically are used for applications where very large amounts of data must be processed quickly and efficiently. The HPC Network products that we sell use InfiniBand® technology. Converged Networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and network traffic.
     We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand® host channel adapters; Fibre Channel over Ethernet, or FCoE, converged network adapters or CNAs; and Intelligent Ethernet adapters, or IEAs. Network Products consist of Fibre Channel switches, including stackable edge switches, bladed switches, virtualized pass-through modules, and high-port count modular-chassis switches; InfiniBand switches, including high-end multi-protocol directors, edge and bladed switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel, FCoE and iSCSI networks. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers.
     Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server, workstation and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. These products are incorporated in solutions from a number of storage system and computer system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Oracle Corporation and many others.
     We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2010, 2009 and 2008 each comprised fifty-two weeks and ended on March 28, 2010, March 29, 2009 and March 30, 2008, respectively.
Business Combination
     In April 2009, we acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded our product portfolio to include Ethernet networking products that are complementary to our existing products. The acquisition also expanded our expertise to better address a wider range of emerging customer requirements for converged networks.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information
     Net revenue for fiscal 2010 was $549.1 million compared to $633.9 million in fiscal 2009. Net income for fiscal 2010 was $54.9 million, or $0.47 per diluted share, compared to $108.8 million, or $0.85 per diluted share, in fiscal 2009. In addition, we generated $161.8 million in cash from operations and used $163.4 million of cash to purchase our common stock under our stock repurchase program during fiscal 2010.
     A summary of the key factors and significant events which impacted our financial performance during the fourth quarter of fiscal 2010 are as follows:
•	Net revenues of $145.7 million for the fourth quarter of fiscal 2010 increased 12% from $130.5 million in the fourth quarter of fiscal 2009. Revenue from Host Products was $103.7 million and increased from $88.4 million in the same quarter last year and revenue from Network Products was $22.6 million compared to $25.1 million in the same quarter of fiscal 2009.

•	Gross profit as a percentage of net revenues was 65.1% for the fourth quarter of fiscal 2010, compared to 65.9% for the fourth quarter of fiscal 2009.

•	Operating income as a percentage of net revenues for the fourth quarter of fiscal 2010 increased to 18.8% from 18.3% in the fourth quarter of fiscal 2009.

•	Net loss was $4.8 million, or $0.04 per diluted share, in the fourth quarter of fiscal 2010, compared to net income of $19.2 million, or $0.16 per diluted share, in the fourth quarter of fiscal 2009. Our net loss in the fourth quarter of fiscal 2010 included a $29.7 million tax charge related to our globalization initiative.

•	Cash, cash equivalents and investment securities was $375.7 million at March 28, 2010, compared to $378.3 million at March 29, 2009.

•	Accounts receivable was $73.3 million as of March 28, 2010, compared to $68.5 million as of March 29, 2009. Days sales outstanding (DSO) in receivables as of March 28, 2010 decreased to 46 days from 48 days as of March 29, 2009.

•	Inventories as of March 28, 2010 decreased to $19.4 million from $40.3 million as of March 29, 2009. Our annualized inventory turns in the fourth quarter of fiscal 2010 increased to 10.5 turns from 4.4 turns in the fourth quarter of fiscal 2009.
     As a result of worldwide economic weakness and uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. Portions of our expenses are fixed and others are tied to expected levels of revenue. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected until such expenses are reduced to an appropriate level.
Results of Operations
Net Revenues
     A summary of our net revenues by product category is as follows:

	2010	2009	2008
	(Dollars in millions)
Net revenues:
Host Products	$396.5	$440.9	$437.9
Network Products	99.5	117.6	101.8
Silicon Products	42.4	61.4	44.3
Royalty and Service	10.7	14.0	13.9

Total net revenues	$549.1	$633.9	$597.9

Percentage of net revenues:
Host Products	72%	70%	73%
Network Products	18	18	17
Silicon Products	8	10	8
Royalty and Service	2	2	2

Total net revenues	100%	100%	100%

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
     The United States and other countries around the world have been experiencing economic weakness and uncertainty. This economic uncertainty has resulted in a global downturn in information technology spending rates, which has negatively impacted our revenue and operating results. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.
     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues decreased 13% to $549.1 million for fiscal 2010 from $633.9 million for fiscal 2009. This decrease was primarily the result of a $44.4 million, or 10%, decrease in revenue from Host Products; an $18.1 million, or 15%, decrease in revenue from Network Products; and a $19.0 million, or 31%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a 9% decrease in the quantity of host bus adapters sold and a 6% decrease in the average selling prices of these products, partially offset by an approximately 800% increase in revenue from the early market acceptance of FCoE adapters and the addition of Ethernet adapters as a result of the NetXen acquisition. The decrease in revenue from Network Products was primarily due to an 8% decrease in the number of Fibre Channel switches sold and a 12% decrease in the average selling prices of these products. The decrease in revenue from Silicon Products was due primarily to an 18% decrease in the units of protocol chips sold, an 11% decrease in the average selling prices of these products and a $3.8 million decrease in revenue from management controller chips, as these products reached end-of-life in fiscal 2009. Net revenues for fiscal 2010 included $10.7 million of royalty and service revenue compared with $14.0 million of royalty and service revenue for fiscal 2009. Royalty and service revenues are unpredictable and we do not expect them to be significant to our overall revenues.
     Net revenues increased 6% to $633.9 million for fiscal 2009 from $597.9 million for fiscal 2008. This increase was primarily the result of a $3.0 million, or 1%, increase in revenue from Host Products; a $15.8 million, or 16%, increase in revenue from Network Products; and a $17.1 million, or 39%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an 8% increase in the quantity of host bus adapters sold, partially offset by a 7% decrease in average selling prices of these products. The increase in revenue from Network Products was primarily due to a 40% increase in the number of Fibre Channel switches sold, partially offset by a 21% decrease in the average selling prices of these products, and a 32% increase in the number of InfiniBand switches sold, partially offset by an 11% decrease in the average selling prices of these products. The increase in revenue from Silicon Products from the prior year was due primarily to a 32% increase in the units of protocol chips sold. Net revenues for fiscal 2009 included $14.0 million of royalty and service revenue compared with $13.9 million of royalty and service revenue for fiscal 2008.
     A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 86%, 84% and 85% of net revenues during fiscal 2010, 2009 and 2008, respectively.
     A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2010	2009	2008
Hewlett-Packard	24%	21%	20%
IBM	20%	18%	16%
Sun Microsystems (acquired by Oracle in fiscal 2010)	*	11%	11%

*	Less than 10% of net revenues.
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

     Net revenues by geographic area are as follows:

	2010	2009	2008
		(In millions)
United States	$250.3	$303.7	$305.2
Asia-Pacific and Japan	138.8	139.9	113.1
Europe, Middle East and Africa	127.0	154.5	144.6
Rest of world	33.0	35.8	35.0

	$549.1	$633.9	$597.9

     Revenues by geographic area are presented based upon the country of destination, which is not necessarily indicative of the location of the ultimate end-user of our products. Net revenues from customers in China were $72.3 million, $58.5 million and $42.4 million for fiscal 2010, 2009 and 2008, respectively. No individual country other than the United States and China represented 10% or more of net revenues for any of the years presented.
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

	2010	2009	2008
	(Dollars in millions)
Gross profit	$352.9	$423.8	$391.9
Percentage of net revenues	64.3%	66.9%	65.6%
     Gross profit for fiscal 2010 decreased $70.9 million, or 17%, from gross profit for fiscal 2009 and decreased as a percentage of revenue to 64.3% for fiscal 2010 from 66.9% for the prior year. The decrease in gross profit percentage was primarily due to lower volumes to absorb manufacturing costs, a change in product mix and a $3.5 million one-time royalty in fiscal 2009, partially offset by a $5.4 million decrease in amortization of purchased intangible assets.
     Gross profit for fiscal 2009 increased $31.9 million, or 8%, from gross profit for fiscal 2008 and increased as a percentage of revenue to 66.9% in fiscal 2009 from 65.6% for the prior year. The increase in gross profit percentage was primarily the result of manufacturing related efficiencies and a decline of $3.5 million in amortization and impairment of purchased intangible assets in fiscal 2009.
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

Operating Expenses
     Our operating expenses are summarized in the following table:

	2010	2009	2008
	(Dollars in millions)
Operating expenses:
Engineering and development	$136.8	$133.2	$134.7
Sales and marketing	77.6	87.0	84.2
General and administrative	34.2	32.6	34.0
Special charges	5.2	4.1	5.3

Total operating expenses	$253.8	$256.9	$258.2

Percentage of net revenues:
Engineering and development	24.9%	21.0%	22.5%
Sales and marketing	14.1	13.7	14.1
General and administrative	6.2	5.2	5.7
Special charges	1.0	0.6	0.9

Total operating expenses	46.2%	40.5%	43.2%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During fiscal 2010, engineering and development expenses increased to $136.8 million from $133.2 million in fiscal 2009. The increase was primarily due to a $3.1 million increase in stock-based compensation, including $0.8 million related to stock-based awards issued to employees that joined QLogic in connection with the acquisition of NetXen.
     During fiscal 2009, engineering and development expenses decreased to $133.2 million from $134.7 million in fiscal 2008. The decrease was primarily due to a $0.6 million decrease in stock-based compensation that resulted from headcount reductions in the fourth quarter of fiscal 2009, a $0.9 million decrease in cash compensation and benefit costs and a $0.7 million decrease in occupancy and related computer support costs that both resulted from a net reduction in headcount, including a reduction in headcount related to the consolidation and elimination of certain engineering activities during fiscal 2008. These decreases were partially offset by a $1.2 million increase in depreciation and equipment costs.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $77.6 million for fiscal 2010 from $87.0 million for fiscal 2009. The decrease in sales and marketing expenses was due primarily to a $4.6 million decrease in promotional costs, including the costs for certain sales and marketing programs, and a $0.7 million decrease in travel costs, both related to our cost-cutting measures implemented in the second half of fiscal 2009. In addition, cash compensation and related employee benefit costs decreased by $1.3 million, primarily due to decreased commissions as a result of lower revenues; amortization of purchased intangible assets decreased by $1.3 million, due to an intangible asset becoming fully amortized during fiscal 2010; and occupancy and related computer support costs decreased by $1.0 million. These decreases were partially offset by a $1.4 million increase in stock-based compensation expense.
     Sales and marketing expenses increased to $87.0 million for fiscal 2009 from $84.2 million for fiscal 2008. The increase in sales and marketing expenses was due primarily to a $2.4 million increase in salaries due to increased average headcount during fiscal 2009, a $1.7 million increase in occupancy and related computer support costs and a $1.4 million increase in commissions. These increases were partially offset by a $2.2 million decrease in promotional costs, including our costs for certain sales and marketing programs, and a $0.6 million decrease in travel costs, both related to our cost cutting measures in the second half of fiscal 2009.
     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $34.2 million for fiscal 2010 from $32.6 million for fiscal 2009.

The increase in general and administrative expenses was due primarily to a $1.9 million increase in stock-based compensation, including $0.6 million related to stock-based awards issued to employees that joined QLogic in connection with the acquisition of NetXen.
     General and administrative expenses decreased to $32.6 million for fiscal 2009 from $34.0 million for fiscal 2008. The decrease in general and administrative expenses was due primarily to a $2.8 million decrease in stock-based compensation, partially offset by a $1.6 million increase in cash compensation and related benefit costs due to increased headcount.
     Special Charges. During fiscal 2010, we recorded special charges totaling $5.2 million related to the consolidation of facilities and workforce reductions. The special charges consisted primarily of $3.1 million of exit costs related to facilities under non-cancellable leases that we ceased using during fiscal 2010 and $1.5 million of exit costs associated with severance benefits for involuntarily-terminated employees.
     During fiscal 2009, we implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $4.1 million. The special charges consisted primarily of $3.9 million of exit costs associated with severance benefits for the affected employees and costs related to a facility under a non-cancelable lease that we ceased using during fiscal 2009.
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
     The total unpaid exit costs as of March 28, 2010 of $4.2 million are expected to be paid over the terms of the related agreements through fiscal 2018, including $1.9 million in fiscal 2011.
Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	2010	2009	2008
	(In millions)
Interest income	$5.4	$11.3	$20.6
Net gains on investment securities	5.0	7.1	0.6
Impairment of investment securities	—	(16.4)	(6.9)
Other	0.2	0.1	(0.3)

	$10.6	$2.1	$14.0

     Interest income is earned on our portfolio of investment securities and cash equivalents. The decrease in interest income for fiscal 2010 from fiscal 2009 was primarily due to a decline in interest rates. The decrease in interest income for fiscal 2009 from fiscal 2008 was primarily due to a decrease in the balance of our investment securities and a decline in interest rates.
     During fiscal 2010, net gains on investment securities were $5.0 million and included $2.7 million of net gains on sales of available-for-sale securities, a $1.9 million gain from distributions of our investments in a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company), and $0.4 million of net gains on our trading securities.
     During fiscal 2009, net gains on investment securities were $7.1 million and included an $8.1 million gain on recognition of put options and $3.6 million of net gains on sales of available-for-sale securities. These gains were partially offset by a $3.4 million loss upon initial reclassification of the auction rate securities (ARS) to trading securities and a $1.2 million net loss due to subsequent changes in the fair value of trading securities.
     The $8.1 million gain on recognition of put options resulted from an agreement that we entered into with the broker for our ARS that entitles us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold.

     We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in available-for-sale securities, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses for our portfolio of available-for-sale securities were other-than-temporary and recorded impairment charges of $11.3 million and $6.9 million during fiscal 2009 and 2008, respectively. In addition, during fiscal 2009, we recorded $5.1 million of impairment charges related to our cost basis investments in The Reserve.
Income Taxes
     Our effective income tax rate was 50% in fiscal 2010, 36% in fiscal 2009 and 35% in fiscal 2008. The increase in our effective tax rate in fiscal 2010 is primarily due to a $29.7 million tax charge recorded in fiscal 2010 related to our globalization initiative, partially offset by the favorable impact of (i) higher income generated from our foreign operations, which are taxed at more favorable rates, (ii) an increase in tax benefits related to stock-based awards, (iii) a reduction in our valuation allowance against deferred tax assets related to impairment charges on certain investment securities, and (iv) the resolution of various state and foreign tax matters.
     We implemented a globalization initiative to expand our worldwide footprint beginning in fiscal 2005. As part of this initiative, certain intellectual property and other rights were licensed to one of our international subsidiaries. During the fourth quarter of fiscal 2010, the license agreement was amended which resulted in a fully paid-up license. The $29.7 million tax charge recorded in fiscal 2010 was primarily due to the amendment of this license agreement. As a result of the amendment, we determined that all payment obligations under the license agreement had been satisfied and, accordingly, management expects a significantly lower effective tax rate in fiscal 2011 and subsequent years. We currently believe that our effective tax rate will approximate 20% in fiscal 2011.
     Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, examinations by tax authorities, stock-based compensation, tax legislation related to the expiration or reinstatement of federal research credits and uncertain tax positions.
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities decreased to $375.7 million at March 28, 2010, from $378.3 million at March 29, 2009. We believe that existing cash, cash equivalents, investment securities and expected cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months or for the future acquisition of businesses, products or technologies and there can be no assurance that sources of liquidity will be available to us at that time.
     Cash provided by operating activities was $161.8 million for fiscal 2010 and $219.7 million for fiscal 2009. Operating cash flow for fiscal 2010 reflects our net income of $54.9 million, net non-cash charges of $78.0 million and a net decrease in the non-cash components of working capital of $28.9 million. The decrease in the non-cash components of working capital was primarily due to a $21.9 million decrease in inventories and an $11.8 million increase in accrued taxes, partially offset by a $6.0 million decrease in accrued compensation, primarily related to decreased incentive compensation. The decrease in inventories was primarily associated with the completion of a planned contract manufacturer transition in fiscal 2010, which started in fiscal 2009 and resulted in higher inventory levels at the end of fiscal 2009, and higher product shipments during the fourth quarter of fiscal 2010 compared to the prior year. The increase in accrued taxes was primarily due to the timing of expected payment obligations.
     Cash used in investing activities was $42.9 million for fiscal 2010 and consisted of $24.5 million of purchases of property and equipment, $20.4 million of net purchases of available-for-sale securities, and $14.9 million for the acquisition of NetXen (net of cash acquired), partially offset by $11.4 million of proceeds from redemptions of auction rate securities at par value and distributions totaling $5.5 million from our investments in a money market fund and enhanced cash fund sponsored by The Reserve (an asset management company). Cash provided by investing activities for fiscal 2009 was $5.9 million and consisted of distributions totaling $48.9 million related to our investments in the funds sponsored by The Reserve, net sales and maturities of available-for-sale securities of $40.4 million and proceeds from redemptions of auction rate securities at par value of $4.5 million, partially offset by a $57.2 million reclassification of certain cash equivalents to investment securities related to our investments in the funds sponsored by The Reserve and purchases of property and equipment of $30.7 million.

     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities was $132.3 million for fiscal 2010 and consisted of our purchase of $163.4 million of common stock under our stock repurchase program, $2.9 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period and the repayment of a $0.9 million line of credit assumed in the NetXen acquisition, partially offset by $34.9 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. Cash used in financing activities for fiscal 2009 of $181.9 million consisted of our purchase of $205.7 million of common stock under our stock repurchase programs and $2.0 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $25.8 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.
     As of March 28, 2010, our investment securities included $22.3 million of investments in ARS, the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     Our investment securities are valued based on quoted market prices or other observable market inputs, except for the ARS, the put options related to ARS, and investments accounted for under the cost method. As of March 28, 2010, the entire $22.3 million portfolio of ARS and the related put options valued at $1.4 million (collectively, 13% of our investment securities portfolio) were measured at fair value based primarily on an income approach using estimates of future cash flows. The assumptions used in preparing the discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.
     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.55 billion of our outstanding common stock, including a program approved in November 2008 authorizing the repurchase of up to $300 million of our outstanding common stock. As of March 28, 2010, we had repurchased a total of 92.6 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.45 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $104.4 million as of March 28, 2010.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of March 28, 2010, and their impact on our cash flows in future fiscal years, is as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
			(In millions)
Operating leases	$7.6	$5.3	$3.7	$3.7	$2.9	$5.9	$29.1
Non-cancelable purchase obligations	72.4	—	—	—	—	—	72.4

Total	$80.0	$5.3	$3.7	$3.7	$2.9	$5.9	$101.5

     The amount of unrecognized tax benefits, including related accrued interest and penalties, was $70.6 million at March 28, 2010. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other factors, including the current economic environment, which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the accounting policies described below to be our most critical accounting policies. These accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.
Revenue Recognition
     We recognize revenue from product sales when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.
     For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements that contain a limited right to return unsold product and price protection provisions. These return rights and price protection provisions limit our ability to reasonably estimate product returns and the final price of the inventory sold to distributors. As a result, the price to the customer is not fixed or determinable at the time products are delivered to distributors. Accordingly, we recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, we provide standard incentive programs to our customers. We account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, we record provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Royalty and service revenue is recognized when earned and receipt is reasonably assured.
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
     We sell certain software products and related post-contract customer support (PCS). We recognize revenue from software products when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to undelivered elements based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If we are unable to determine VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement is deferred and recognized over the service period or when all elements have been delivered.
Stock-Based Compensation
     We recognize compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Changes in the subjective assumptions can materially affect the estimated fair value of stock-based awards.
Income Taxes
     We utilize the asset and liability method of accounting for income taxes. Income tax positions taken or expected to be taken in a tax return should be recognized in the first reporting period that it is more likely than not the tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We record potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
     A valuation allowance is recorded when it is more likely than not that some or all of a deferred tax asset will not be realized. An adjustment to earnings would occur if we determine that we are able to realize a different amount of our deferred tax assets than currently expected.
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
     We recognize an impairment charge on our available-for-sale and cost method investments when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, we would recognize the entire impairment in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
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
     Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We perform the annual test for impairment as of the first day of our fiscal fourth quarter. During the annual goodwill impairment test in fiscal 2010, we completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value. Based on this impairment test, we believe that we have no at-risk goodwill.
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
Long-Lived Assets
     Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such an asset or asset group is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. Estimating future net cash flows and determining proper asset groupings for the purpose of this impairment test requires the use of significant management judgment. If our actual results, or estimates used in future impairment analyses, are lower than our current estimates, we could incur impairment charges.
Recently Issued Accounting Standards Not Yet Effective
     In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, which provides amendments to Accounting Standards Codification (ASC) Topic 605 “Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 replaces and significantly changes certain guidance in ASC Topic 605. ASU No. 2009-13 modifies the separation criteria of ASC Subtopic 605-25 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact ASU No. 2009-13 will have on our consolidated results of operations or financial position.
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
     In January 2010, the FASB issued ASU No. 2010-06, which provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 requires new fair value disclosures and clarifies certain existing disclosure requirements. ASU No. 2010-06 is effective for fiscal periods beginning after December 15, 2010 for the requirement to provide information on purchases, sales, issuances and settlements in the Level 3 rollforward on a gross basis. All other disclosure requirements under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. We are currently assessing the impact ASU No. 2010-06 will have on our consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 28, 2010, the carrying value of our cash and cash equivalents approximates fair value.
     We maintain a portfolio of investment securities consisting primarily of debt securities, including government and agency securities, corporate debt obligations, asset and mortgage-backed securities and municipal bonds, the majority of which have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.
     In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of March 28, 2010 includes $161.6 million of securities that are classified as available for sale. As of March 28, 2010, we had gross unrealized losses associated with our available-for-sale securities of less than $0.1 million that were determined by management to be temporary in nature.
     Our portfolio of investment securities as of March 28, 2010 also includes $18.0 million of auction rate debt securities and $4.4 million of auction rate preferred securities (collectively, ARS), the majority of which are rated AA or higher, and related put options valued at $1.4 million. These investment securities are accounted for as trading securities. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for our ARS. The underlying assets for auction rate debt securities in our portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of our auction rate preferred securities are the respective funds’ investment portfolios.
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
     We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of March 28, 2010 and March 29, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 28, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 28, 2010 and March 29, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
May 20, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
QLogic Corporation:
     We have audited QLogic Corporation’s internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of March 28, 2010 and March 29, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 28, 2010, and our report dated May 20, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
May 20, 2010

QLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
March 28, 2010 and March 29, 2009

	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$190,308	$203,722
Short-term investment securities	185,365	139,561
Accounts receivable, less allowance for doubtful accounts of $1,505 and $1,366 as of March 28, 2010 and March 29, 2009, respectively	73,301	68,519
Inventories	19,403	40,293
Deferred tax assets	10,976	19,002
Other current assets	9,845	10,854

Total current assets	489,198	481,951
Long-term investment securities	—	34,986
Property and equipment, net	83,496	92,547
Goodwill	119,748	118,859
Purchased intangible assets, net	17,394	19,117
Deferred tax assets	36,917	28,785
Other assets	3,984	4,045

	$750,737	$780,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,766	$36,874
Accrued compensation	22,727	28,702
Accrued taxes	2,633	13,499
Deferred revenue	9,240	7,470
Other current liabilities	11,069	6,728

Total current liabilities	82,435	93,273
Accrued taxes	70,577	47,116
Deferred revenue	7,401	8,559
Other liabilities	6,985	4,797

Total liabilities	167,398	153,745

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 204,893,000 and 202,009,000 shares issued at March 28, 2010 and March 29, 2009, respectively	205	202
Additional paid-in capital	778,853	712,064
Retained earnings	1,248,675	1,193,727
Accumulated other comprehensive income	1,206	634
Treasury stock, at cost: 92,586,000 and 82,478,000 shares at March 28, 2010 and March 29, 2009, respectively	(1,445,600)	(1,280,082)

Total stockholders’ equity	583,339	626,545

	$750,737	$780,290

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended March 28, 2010, March 29, 2009 and March 30, 2008

	2010	2009	2008
	(In thousands, except per
		share amounts)
Net revenues	$549,070	$633,862	$597,866
Cost of revenues	196,127	210,075	205,959

Gross profit	352,943	423,787	391,907

Operating expenses:
Engineering and development	136,831	133,252	134,668
Sales and marketing	77,601	86,959	84,166
General and administrative	34,242	32,639	34,049
Special charges	5,163	4,063	5,328

Total operating expenses	253,837	256,913	258,211

Operating income	99,106	166,874	133,696
Interest and other income, net	10,601	2,134	14,024

Income before income taxes	109,707	169,008	147,720
Income taxes	54,759	60,219	51,510

Net income	$54,948	$108,789	$96,210

Net income per share:
Basic	$0.47	$0.85	$0.68

Diluted	$0.47	$0.85	$0.67

Number of shares used in per share calculations:
Basic	116,037	127,776	142,167

Diluted	117,364	128,570	142,901

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 28, 2010, March 29, 2009 and March 30, 2008

					Accumulated
	Common Stock		Additional		Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
				(In thousands)
Balance at April 1, 2007	155,417	$198	$608,515	$988,728	$169	$(723,079)	$874,531
Net income	—	—	—	96,210	—	—	96,210
Change in unrealized gains and losses on investment securities, net of income taxes	—	—	—	—	(2,699)	—	(2,699)

Comprehensive income							93,511
Issuance of common stock under stock-based awards	1,591	2	14,694	—	—	—	14,696
Increase in excess tax benefits from stock-based awards	—	—	288	—	—	—	288
Stock-based compensation	—	—	31,764	—	—	—	31,764
Common stock issued related to business acquisition	154	—	2,632	—	—	—	2,632
Purchases of treasury stock	(24,148)	—	—	—	—	(351,506)	(351,506)

Balance at March 30, 2008	133,014	200	657,893	1,084,938	(2,530)	(1,074,585)	665,916
Net income	—	—	—	108,789	—	—	108,789
Change in unrealized gains and losses on investment securities, net of income taxes	—	—	—	—	3,164	—	3,164

Comprehensive income							111,953
Issuance of common stock under stock-based awards	2,246	2	23,539	—	—	—	23,541
Increase in excess tax benefits from stock-based awards	—	—	279	—	—	—	279
Stock-based compensation	—	—	28,646	—	—	—	28,646
Common stock issued related to business acquisition	111	—	1,707	—	—	—	1,707
Purchases of treasury stock	(15,840)	—	—	—	—	(205,497)	(205,497)

Balance at March 29, 2009	119,531	202	712,064	1,193,727	634	(1,280,082)	626,545
Net income	—	—	—	54,948	—	—	54,948
Change in unrealized gains and losses on investment securities, net of income taxes	—	—	—	—	572	—	572

Comprehensive income							55,520
Issuance of common stock under stock-based awards	2,772	3	31,497	—	—	—	31,500
Decrease in excess tax benefits from stock-based awards	—	—	(1,278)	—	—	—	(1,278)
Stock-based compensation	—	—	35,232	—	—	—	35,232
Common stock issued related to business acquisition	112	—	1,338	—	—	—	1,338
Purchases of treasury stock	(10,108)	—	—	—	—	(165,518)	(165,518)

Balance at March 28, 2010	112,307	$205	$778,853	$1,248,675	$1,206	$(1,445,600)	$583,339

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 28, 2010, March 29, 2009 and March 30, 2008

	2010	2009	2008
		(In thousands)
Cash flows from operating activities:
Net income	$54,948	$108,789	$96,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,803	32,525	30,857
Stock-based compensation	35,694	28,819	32,973
Amortization of acquisition-related intangible assets	8,331	15,032	16,725
Deferred income taxes	5,999	16,660	(14,549)
Net gains on investment securities	(4,982)	(7,095)	(607)
Impairment of investment securities	—	16,407	6,867
Impairment of intangible assets	—	—	2,338
Other non-cash charges	1,090	680	1,727
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,432)	12,845	(8,503)
Inventories	21,920	(12,773)	11,415
Other assets	487	(2,126)	3,593
Accounts payable	240	707	7,282
Accrued compensation	(6,036)	(884)	(1,940)
Accrued taxes	11,827	7,190	20,635
Deferred revenue	612	2,249	6,412
Other liabilities	4,271	688	(453)

Net cash provided by operating activities	161,772	219,713	210,982

Cash flows from investing activities:
Purchases of available-for-sale securities	(244,083)	(122,437)	(185,707)
Proceeds from sales and maturities of available-for-sale securities	223,729	162,884	425,640
Proceeds from disposition of trading securities	11,425	4,550	—
Reclassification from cash equivalents to other investment securities	—	(57,209)	—
Distributions from other investment securities	5,464	48,855	—
Purchases of property and equipment	(24,528)	(30,721)	(30,001)
Acquisition of business, net of cash acquired	(14,931)	—	67

Net cash provided by (used in) investing activities	(42,924)	5,922	209,999

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	34,375	25,522	15,960
Excess tax benefits from stock-based awards	591	279	288
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,875)	(1,981)	(1,264)
Purchases of treasury stock	(163,419)	(205,742)	(352,760)
Payoff of line of credit assumed in acquisition	(934)	—	—

Net cash used in financing activities	(132,262)	(181,922)	(337,776)

Net increase (decrease) in cash and cash equivalents	(13,414)	43,713	83,205
Cash and cash equivalents at beginning of year	203,722	160,009	76,804

Cash and cash equivalents at end of year	$190,308	$203,722	$160,009

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$36,937	$37,101	$41,475

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
  General Business Information
     QLogic Corporation (QLogic or the Company) is a designer and supplier of network infrastructure products that enhance, manage and support the transmission of data from computer servers to storage systems and from computer servers to other servers. The Company’s products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing Networks and Converged Networks. The Company’s products include adapters, switches and application-specific integrated circuits and are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.
     The Company classifies its products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel and Internet Small Computer Systems Interface (iSCSI) host bus adapters; InfiniBand® host channel adapters; Fibre Channel over Ethernet (FCoE) converged network adapters; and Intelligent Ethernet adapters. Network Products consist of Fibre Channel switches, including stackable edge switches, bladed switches, virtualized pass-through modules, and high-port count modular-chassis switches; InfiniBand switches, including high-end multi-protocol directors, edge and bladed switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel, FCoE and iSCSI networks. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers.
  Principles of Consolidation
     The consolidated financial statements include the financial statements of QLogic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
  Financial Reporting Period
     The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2010, 2009 and 2008 each comprised fifty-two weeks and ended on March 28, 2010, March 29, 2009 and March 30, 2008, respectively.
  Use of Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets.
     The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in the Company’s estimates, including estimates impacting investment securities and long-lived assets. Significant judgment is required in determining the fair value of investment securities in inactive markets, as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of the Company’s long-lived assets exists and in estimating future cash flows and determining proper asset groupings for the purpose of any necessary impairment tests. Significant judgment is also required in determining the fair value of assets acquired and liabilities assumed in a business combination, including the fair value of identifiable intangible assets. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
  Revenue Recognition
     The Company recognizes revenue from product sales when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For all sales, the Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the product. However, certain of the Company’s sales are made to distributors under agreements that contain a limited right to return unsold product and price protection provisions. These return rights and price protection provisions limit the Company’s ability to reasonably estimate product returns and the final price of the inventory sold to distributors. As a result, the price to the customer is not fixed or determinable at the time products are delivered to distributors. Accordingly, the Company recognizes revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, the Company provides standard incentive programs to its customers. The Company accounts for its competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, the Company records provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Royalty and service revenue is recognized when earned and receipt is reasonably assured.
     For those sales that include multiple deliverables, the Company allocates revenue based on the relative fair values of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements. Such deferred revenue is recognized over the service period or when all elements have been delivered.
     The Company sells certain software products and related post-contract customer support (PCS). The Company recognizes revenue from software products when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to undelivered elements based upon vendor-specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If the Company is unable to determine VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement is deferred and recognized over the service period or when all elements have been delivered.
  Stock-Based Compensation
     The Company recognizes compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under the Company’s Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, the Company uses a combination of both historical volatility, calculated based on the daily closing prices of the Company’s common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on the Company’s common stock.
  Research and Development
     Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Advertising Costs
     The Company expenses all advertising costs as incurred and such costs were not material to the consolidated statements of income for all periods presented.
  Income Taxes
     The Company utilizes the asset and liability method of accounting for income taxes. Income tax positions taken or expected to be taken in a tax return should be recognized in the first reporting period that it is more likely than not the tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and the Company’s assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company records potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
     Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some or all of a deferred tax asset will not be realized.
  Net Income per Share
     The Company computes basic net income per share based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed based on the weighted-average number of common and dilutive potential common shares outstanding using the treasury stock method. The Company has granted stock options, restricted stock units and other stock-based awards, which have been treated as dilutive potential common shares in computing diluted net income per share.
  Concentration of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investment securities and trade accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.
     The Company invests primarily in debt securities, the majority of which are high investment grade. The Company, by policy, limits the exposure to credit risk through diversification and investment in highly-rated securities. A portion of the Company’s portfolio of investment securities includes certain auction rate debt and preferred securities (collectively, ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for ARS held by the Company. Accordingly, the Company may be unable to liquidate some or all of its investments in these securities should it need or desire to access the funds. There is also a risk that the broker will default on its obligation to purchase the ARS in the event that the Company exercises the ARS Rights (see Note 3).
     The Company sells its products to OEMs and distributors throughout the world. As of March 28, 2010 and March 29, 2009, the Company had three customers and four customers, respectively, which individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers and workstations, accounted for an aggregate of 75% and 74% of the Company’s accounts receivable at March 28, 2010 and March 29, 2009, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

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
     The Company recognizes an impairment charge on its available-for-sale and cost method investments when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the Company would recognize the entire impairment in earnings. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The Company considers various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
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
  Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. The Company writes down the carrying value of inventory to estimated net realizable value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. These assumptions are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of the Company’s current products, expected future products and other assumptions. Once the Company writes down the carrying value of inventory, a new cost basis is established. Subsequent changes in facts and circumstances do not result in an increase in the newly established cost basis.
  Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 39.5 years for buildings, five to fifteen years for building and land improvements, and two to five years for other property and

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management considers the Company as a whole to be its reporting unit for purposes of testing for impairment. The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter. During the annual goodwill impairment test in fiscal 2010, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.
  Long-Lived Assets
     Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such an asset or asset group is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.
     Purchased intangible assets consist primarily of technology and customer relationships acquired in business acquisitions. Purchased intangible assets that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets, generally ranging from one to seven years.
  Warranty
     The Company’s products typically carry a warranty for periods of up to five years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. Warranty expense and the corresponding liability were not material to the consolidated financial statements for all periods presented.
  Comprehensive Income
     Comprehensive income includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income consists primarily of unrealized gains (losses) on available-for-sale securities, net of income taxes.
  Foreign Currency Translation
     Assets and liabilities of foreign subsidiaries that operate where the functional currency is the local currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income related to translation adjustments was not material to the consolidated financial statements for all periods presented. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in interest and other income, net, and were not material to the consolidated statements of income for all periods presented.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recently Adopted Accounting Standards
     In December 2007, the Financial Accounting Standards Board (FASB) issued revised guidance on Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, are recognized separately from the business combination. Acquired in-process research and development is capitalized and accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. In addition, this guidance amends ASC Topic 740, “Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income in the period of the combination or directly in contributed capital. This guidance applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008. The Company adopted this guidance effective March 30, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued revised guidance on ASC Topic 320, “Investments—Debt and Equity Securities.” This issuance provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the guidance effective March 30, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued revised guidance on ASC Topic 820, “Fair Value Measurements and Disclosures.” This issuance provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This issuance also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issuance was effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance effective March 30, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.
Note 2. Business Acquisition
     On April 27, 2009, the Company acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded the Company’s product portfolio to include Ethernet networking products that are complementary to existing products. The acquisition also expanded the Company’s expertise to better address a wider range of emerging customer requirements for converged networks. The acquisition agreement required that $5.1 million of the consideration be placed into an escrow account in connection with certain representations and warranties. The consideration placed in escrow is scheduled to be released between 18 and 24 months after the date of acquisition. The escrowed amounts have been accounted for as cash consideration as of the date of acquisition.
     The consideration paid in excess of the fair value of the net assets acquired totaled $0.9 million, which has been recorded as goodwill in the consolidated balance sheet as of March 28, 2010. None of the goodwill resulting from the acquisition will be tax deductible.
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

$17,590

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the purchased intangible assets acquired as part of the acquisition of NetXen and their respective estimated useful lives are as follows:

	Weighted
	Average
	Useful Lives	Amount
	(Years)	(In thousands)
Intangible Assets:
Core technology	7	$5,400
Contractual licenses	5	1,010

		$6,410

     The results of operations for NetXen have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the results of operations for NetXen are not material to the consolidated financial statements.
Note 3. Investment Securities
     Components of investment securities are as follows:

	March 28,	March 29,
	2010	2009
	(In thousands)
Available-for-sale securities	$161,609	$136,027
Trading securities	23,756	34,891
Other investment securities	—	3,629

Total investment securities	185,365	174,547
Less long-term investment securities	—	34,986

Short-term investment securities	$185,365	$139,561

Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
March 28, 2010
U.S. Government and agency securities	$37,677	$326	$(27)	$37,976
Corporate debt obligations	81,424	1,600	(21)	83,003
Asset and mortgage-backed securities	18,721	410	(16)	19,115
Municipal bonds	5,923	3	(3)	5,923

Total debt securities	143,745	2,339	(67)	146,017
Certificates of deposit	15,592	—	—	15,592

Total available-for-sale securities	$159,337	$2,339	$(67)	$161,609

March 29, 2009
U.S. Government and agency securities	$51,776	$868	$(4)	$52,640
Corporate debt obligations	39,434	390	(190)	39,634
Asset and mortgage-backed securities	20,691	418	(96)	21,013
Municipal bonds	2,530	61	—	2,591

Total debt securities	114,431	1,737	(290)	115,878
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	100	—	(5)	95

Total available-for-sale securities	$134,585	$1,737	$(295)	$136,027

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amortized cost and estimated fair value of debt securities as of March 28, 2010, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$13,884	$14,322
Due after one year through three years	83,568	84,776
Due after three years through five years	23,038	23,277
Due after five years	23,255	23,642

	$143,745	$146,017

     As of March 28, 2010 and March 29, 2009, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 28, 2010 and March 29, 2009, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.
     During fiscal 2009 and 2008, the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of available-for-sale securities were other-than-temporary and recorded impairment charges of $11.3 million and $6.9 million, respectively, which are included in interest and other income, net.
     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 28, 2010 and March 29, 2009.

	Less Than 12 Months		12 Months or Greater		Total
					Fair
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Value	Unrealized Losses
			(In thousands)
March 28, 2010
U.S. Government and agency securities	$6,661	$(27)	$—	$—	$6,661	$(27)
Corporate debt obligations	11,337	(21)	—	—	11,337	(21)
Asset and mortgage-backed securities	3,557	(16)	—	—	3,557	(16)
Municipal bonds	317	(3)	—	—	317	(3)

Total	$21,872	$(67)	$—	$—	$21,872	$(67)

March 29, 2009
U.S. Government and agency securities	$2,002	$(4)	$—	$—	$2,002	$(4)
Corporate debt obligations	10,605	(190)	—	—	10,605	(190)
Asset and mortgage-backed securities	2,842	(96)	—	—	2,842	(96)
Auction rate preferred securities	95	(5)	—	—	95	(5)

Total	$15,544	$(295)	$—	$—	$15,544	$(295)

     The consolidated statements of cash flows for fiscal 2009 and 2008 have been adjusted to reflect net gains from the sale of available-for-sale securities as an investing activity. These adjustments, which were $1.6 million and $0.6 million in fiscal 2009 and 2008, respectively, resulted in a decrease in cash flows from operating activities and corresponding increase in cash flows from investing activities in the respective period. The Company has evaluated the materiality of these adjustments from a qualitative and quantitative perspective and concluded they are not material.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Trading Securities
     The Company’s portfolio of trading securities consists of the following:

	March 28,	March 29,
	2010	2009
	(In thousands)
Auction rate debt securities	$17,951	$20,741
Auction rate preferred securities	4,366	4,869
Put options related to auction rate securities	1,439	9,281

Total trading securities	$23,756	$34,891

     The Company’s trading securities include investments in auction rate securities (ARS), the majority of which are rated AA or higher. During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the ARS held by the Company. The underlying assets for the auction rate debt securities in the Company’s portfolio are student loans, substantially all of which are backed by the federal government under the Federal Family Education Loan Program. The underlying assets of the Company’s auction rate preferred securities are the respective funds’ investment portfolios.
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
     The ARS Rights agreement resulted in put options that were recognized as free standing assets separate from the ARS. The Company elected to measure the put options at fair value. In connection with the election to measure the put options at fair value, the Company classified these financial instruments as trading securities and recorded the initial fair value of $8.1 million in investment securities. In addition, the Company also recorded a $1.2 million gain related to subsequent increases in the fair value of these put options during fiscal 2009. These gains are included in interest and other income, net. The ARS associated with the ARS Rights, previously classified as available-for-sale securities, were reclassified to trading securities during fiscal 2009. As a result, the Company recognized a loss of $3.4 million, which had previously been recorded in accumulated other comprehensive income and $2.4 million related to declines in the fair value of the trading securities subsequent to the reclassification. These losses are included in interest and other income, net.
     As the ARS Rights may be exercised beginning June 30, 2010, the Company has classified its auction rate debt and preferred securities, as well as the related put options, as short-term investment securities as of March 28, 2010.
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
     During fiscal 2009, the Company reclassified $57.2 million of investments in the funds sponsored by The Reserve from cash equivalents to short-term investments. This reclassification has been presented separately as an investing activity in the consolidated statement of cash flows for fiscal 2009. In addition, the Company recorded a $5.1 million impairment charge related to these investments during fiscal 2009 based on the Company’s estimate of the amount that would be recovered from The Reserve, which charge is included in interest and other income, net.
     During fiscal 2010 and 2009, the Company received distributions upon the partial liquidation of these funds totaling $5.5 million and $48.9 million, respectively. Distributions received by the Company in fiscal 2010 were in excess of the carrying value of these investment securities and, accordingly, the Company recorded a gain of $1.8 million which is included in interest and other income, net.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fair Value Measurements
     Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets measured at fair value on a recurring basis as of March 28, 2010 and March 29, 2009 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
		(In thousands)
March 28, 2010
U.S. Government and agency securities	$37,976	$—	$—	$37,976
Corporate debt obligations	—	83,003	—	83,003
Asset and mortgage-backed securities	—	19,115	—	19,115
Municipal bonds	—	5,923	—	5,923
Certificates of deposit	15,592	—	—	15,592

Total available-for-sale securities	53,568	108,041	—	161,609

Auction rate debt securities	—	—	17,951	17,951
Auction rate preferred securities	—	—	4,366	4,366
Put options related to auction rate securities	—	—	1,439	1,439

Total trading securities	—	—	23,756	23,756

Balance as of March 28, 2010	$53,568	$108,041	$23,756	$185,365

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
		(In thousands)
March 29, 2009
U.S. Government and agency securities	$52,640	$—	$—	$52,640
Corporate debt obligations	36,586	3,048	—	39,634
Asset and mortgage-backed securities	3,621	17,392	—	21,013
Municipal bonds	2,591	—	—	2,591
Certificate of deposit	20,054	—	—	20,054
Auction rate preferred securities	—	—	95	95

Total available-for-sale securities	115,492	20,440	95	136,027

Auction rate debt securities	—	—	20,741	20,741
Auction rate preferred securities	—	—	4,869	4,869
Put options related to auction rate securities	—	—	9,281	9,281

Total trading securities	—	—	34,891	34,891

Balance as of March 29, 2009	$115,492	$20,440	$34,986	$170,918

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s investments in auction rate securities and the related put options are classified within Level 3 because there are currently no active markets for these securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums. The total amount of assets measured using Level 3 valuation methodologies represented approximately 3% of total assets as of March 28, 2010.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for fiscal 2010 and 2009 is as follows:

	Balance	Total Realized	Change in Unrealized	Sales and Other	Balance
Year Ended March 28, 2010	March 29, 2009	Gains (Losses)	Losses	Settlements	March 28, 2010
			(In thousands)
Auction rate debt securities	$20,741	$2,434	$—	$(5,224)	$17,951
Auction rate preferred securities	4,964	5,834	5	(6,437)	4,366
Put options related to auction rate securities	9,281	(7,842)	—	—	1,439

Total	$34,986	$426	$5	$(11,661)	$23,756

	Balance	Total Realized	Change in Unrealized	Sales and Other	Balance
Year Ended March 29, 2009	March 30, 2008	Gains (Losses)	Losses	Settlements	March 29, 2009
			(In thousands)
Auction rate debt securities	$24,058	$(3,571)	$1,582	$(1,328)	$20,741
Auction rate preferred securities	31,845	(4,952)	4,575	(26,504)	4,964
Put options related to auction rate securities	—	9,281	—	—	9,281

Total	$55,903	$758	$6,157	$(27,832)	$34,986

Note 4. Inventories
     Components of inventories are as follows:

	2010	2009
	(In thousands)
Raw materials	$6,693	$15,780
Finished goods	12,710	24,513

	$19,403	$40,293

Note 5. Property and Equipment
     Components of property and equipment are as follows:

	2010	2009
	(In thousands)
Land	$11,663	$11,663
Buildings and improvements	40,705	39,549
Production and test equipment	175,901	160,978
Furniture and fixtures	8,033	7,909

	236,302	220,099
Less accumulated depreciation and amortization	152,806	127,552

	$83,496	$92,547

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Goodwill and Purchased Intangible Assets
Goodwill
     A rollforward of the activity in goodwill is as follows:

	2010	2009
	(In thousands)
Balance at beginning of year	$118,859	$127,409
Adjustment to purchase price allocation	—	(8,550)
NetXen acquisition	889	—

Balance at end of year	$119,748	$118,859

     During fiscal 2009, the Company finalized its determination of the net operating loss carryforwards and other tax benefits available from an acquisition completed in fiscal 2007, resulting in an increase in deferred tax assets of $8.6 million and a corresponding decrease in goodwill.
Purchased Intangible Assets
     Purchased intangible assets consist of the following:

	March 28, 2010			March 29, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Acquisition-related intangibles:
Core/developed technology	$45,700	$30,059	$15,641	$43,700	$27,277	$16,423
Customer relationships	9,700	9,700	—	9,700	7,814	1,886
Other	1,010	185	825	775	697	78

	56,410	39,944	16,466	54,175	35,788	18,387

Other purchased intangibles:
Technology-related	3,716	2,788	928	2,911	2,181	730

	$60,126	$42,732	$17,394	$57,086	$37,969	$19,117

     During fiscal 2008, the Company re-evaluated the carrying amount of certain intangible assets acquired in fiscal 2006 and determined that the carrying amount exceeded the estimated future undiscounted cash flows expected to be generated by these assets. Accordingly, the Company recorded a non-cash impairment charge of $2.3 million to write down the carrying value of the intangible assets to their estimated fair value. This impairment charge is included in cost of revenues in the consolidated statement of income for fiscal 2008.
     A summary of the amortization expense, by classification, included in the consolidated statements of income is as follows:

	2010	2009	2008
	(In thousands)
Cost of revenues	$7,052	$12,491	$13,668
Engineering and development	—	125	314
Sales and marketing	1,886	3,234	3,544

	$8,938	$15,850	$17,526

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the estimated future amortization expense of purchased intangible assets as of March 28, 2010:

Fiscal	(In thousands)
2011	$4,907
2012	4,922
2013	4,832
2014	1,104
2015	793
2016 and thereafter	836

$17,394

Note 7. Stockholders’ Equity
Capital Stock
     The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of March 28, 2010 and March 29, 2009, the Company had 204.9 million and 202.0 million shares of common stock issued, respectively. At March 28, 2010, 39.8 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards and 2.1 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.
Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.55 billion of the Company’s outstanding common stock, including a program approved in November 2008 authorizing the repurchase of up to $300 million of the Company’s outstanding common stock. During fiscal 2010, the Company purchased 10.1 million shares of its common stock for an aggregate purchase price of $165.5 million, of which $3.6 million was pending settlement and is included in other current liabilities in the consolidated balance sheet as of March 28, 2010. During fiscal 2009, the Company purchased 15.8 million shares of its common stock for an aggregate purchase price of $205.5 million, of which $1.5 million was pending settlement and is included in other current liabilities in the consolidated balance sheet as of March 29, 2009. As of March 28, 2010, the Company had purchased a total of 92.6 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.45 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 8. Stock-Based Compensation
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. As of March 28, 2010 and March 29, 2009, ESPP participant contributions of $1.2 million and $1.1 million, respectively, were included in other current liabilities in the consolidated balance sheets. The total number of shares issued under the ESPP was 560,000, 528,000 and 501,000 during fiscal 2010, 2009 and 2008, respectively.
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

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The 2005 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock units and other stock-based incentive awards for employees. The 2005 Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. In general, stock options granted to employees have ten-year terms and vest over four years from the date of grant. Restricted stock units represent a right to receive a share of stock at a future vesting date with no cash payment from the holder. In general, restricted stock units granted to employees vest over four years from the date of grant.
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
     The Company also entered into a stock-based performance plan in connection with a business acquisition in fiscal 2007. During fiscal 2010, 2009 and 2008 the Company issued 112,000 shares of common stock valued at $1.3 million, 111,000 shares of common stock valued at $1.7 million and 154,000 shares of common stock valued at $2.6 million, respectively, under this performance plan.
     As of March 28, 2010, options to purchase 24.3 million shares of common stock and 2.5 million restricted stock units were held by employees and non-employee directors. Shares available for future grant were 13.0 million under the 2005 Plan as of March 28, 2010. No further awards can be granted under any other plans.
     A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)
Outstanding at April 1, 2007	26,127	$21.01
Granted	4,027	16.24
Exercised	(954)	10.32
Forfeited (cancelled pre-vesting)	(2,054)	16.91
Expired (cancelled post-vesting)	(1,067)	22.36

Outstanding at March 30, 2008	26,079	20.94
Granted	4,117	15.07
Exercised	(1,485)	13.09
Forfeited (cancelled pre-vesting)	(1,121)	15.93
Expired (cancelled post-vesting)	(1,650)	22.42

Outstanding at March 29, 2009	25,940	20.58
Granted	3,853	14.06
Exercised	(1,878)	14.89
Forfeited (cancelled pre-vesting)	(499)	15.54
Expired (cancelled post-vesting)	(3,160)	25.06

Outstanding at March 28, 2010	24,256	$19.50	5.2	$70,223

Vested and expected to vest at March 28, 2010	23,416	$19.68	5.0	$65,394

Exercisable at March 28, 2010	17,509	$21.34	3.9	$33,589

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of restricted stock unit activity is as follows:

		Weighted-
		Average
		Grant
	Number of	Date
	Shares	Fair Value
	(In thousands)
Outstanding and unvested at April 1, 2007	939	$18.84
Granted	842	16.52
Vested	(214)	18.79
Forfeited	(294)	17.72

Outstanding and unvested at March 30, 2008	1,273	17.57
Granted	944	14.89
Vested	(364)	17.72
Forfeited	(160)	16.12

Outstanding and unvested at March 29, 2009	1,693	16.18
Granted	1,488	13.85
Vested	(533)	16.65
Forfeited	(134)	15.85

Outstanding and unvested at March 28, 2010	2,514	$14.78

     During fiscal 2010, 2009 and 2008, the Company issued 334,000, 233,000 and 136,000 shares of common stock, respectively, in connection with the vesting of restricted stock units. The difference between the number of restricted stock units vested and the shares of common stock issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.
Stock-Based Compensation Expense
     A summary of stock-based compensation expense, by functional line item in the consolidated statements of income, is as follows:

	2010	2009	2008
	(In thousands)
Cost of revenues	$2,629	$2,058	$2,104
Engineering and development	18,237	15,142	15,729
Sales and marketing	6,918	5,567	6,290
General and administrative	7,910	6,052	8,850

	$35,694	$28,819	$32,973

     In fiscal 2010, the Company granted 464,000 restricted stock units to employees that joined QLogic in connection with the acquisition of NetXen and recognized $1.6 million of stock-based compensation related to these awards, which is included in the table above.
     In connection with businesses acquired in fiscal 2007 and 2006, the Company entered into stock-based performance plans with certain employees of the acquired businesses that joined QLogic as of the respective acquisition date. The Company recognized $0.5 million, $0.2 million and $1.2 million of stock-based compensation expense related to these plans during fiscal 2010, 2009 and 2008, respectively, which is included in the table above.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of stock-based awards are estimated on the date of grant using an option-pricing model. The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2010		2009		2008
		Employee Stock		Employee Stock		Employee Stock
	Stock Options	Purchase Plan	Stock Options	Purchase Plan	Stock Options	Purchase Plan
Fair value	$5.31	$3.50	$5.64	$3.39	$6.43	$3.39
Expected volatility	38%	42%	37%	45%	38%	35%
Risk-free interest rate	2.2%	0.1%	3.4%	0.9%	4.7%	4.0%
Expected life (years)	5.0	0.25	5.2	0.25	5.1	0.25
Dividend yield	—	—	—	—	—	—
     Restricted stock units granted were valued based on the closing market price on the date of grant.
     Stock-based compensation expense for fiscal 2010, 2009 and 2008 was $35.7 million ($29.4 million after income taxes), $28.8 million ($24.1 million after income taxes) and $33.0 million ($27.1 million after income taxes), respectively. Stock-based compensation costs capitalized as part of the cost of assets for fiscal 2010, 2009 and 2008 were not material.
     As of March 28, 2010, there was $60.9 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 2.6 years.
     During fiscal 2010, 2009 and 2008, the grant date fair value of options vested totaled $20.0 million, $20.5 million and $26.2 million, respectively. The intrinsic value of options exercised during fiscal 2010, 2009 and 2008 totaled $6.8 million, $6.9 million and $5.7 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.
     The fair value of restricted stock units vested during fiscal 2010, 2009 and 2008 totaled $7.7 million, $5.5 million and $3.4 million, respectively.
     The Company currently issues new shares to deliver common stock under its stock-based award plans.
Note 9. Employee Retirement Savings Plan
     The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code for substantially all U.S. employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. Effective May 1, 2009, the Company suspended its matching contributions to the plan. Previously, Company contributions matched up to 3% of a participant’s compensation. The Company’s direct contributions on behalf of its employees were $0.1 million, $2.7 million and $2.8 million in fiscal 2010, 2009 and 2008, respectively.
     The Company also maintains retirement plans in certain non-U.S. locations. The total expense and total obligation of the Company for these plans were not material to the consolidated financial statements for all periods presented.
Note 10. Special Charges
     During fiscal 2010, the Company recorded special charges totaling $5.2 million related to the consolidation of facilities and workforce reductions. The special charges consisted primarily of $3.1 million of exit costs related to facilities under non-cancellable leases that the Company ceased using during fiscal 2010 and $1.5 million of exit costs associated with severance benefits for involuntarily-terminated employees (collectively, the Fiscal 2010 Initiative). In addition, the fiscal 2010 special charges included $0.6 million of exit costs related to facilities that the Company ceased using prior to fiscal 2010, which were associated with the fiscal 2009 and 2008 initiatives.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Activity and liability balances for the exit costs related to the Fiscal 2010 Initiative are as follows:

	Workforce
	Reductions	Facility	Total
	(In thousands)
Charged to costs and expenses	$1,542	$3,076	$4,618
Cash payments	(953)	(324)	(1,277)
Non-cash adjustments	—	92	92

Balance as of March 28, 2010	$589	$2,844	$3,433

     During fiscal 2009, the Company implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $4.1 million. The special charges consisted primarily of $3.9 million of exit costs associated with severance benefits for the affected employees and costs related to a facility under a non-cancelable lease that the Company ceased using during fiscal 2009 (collectively, the Fiscal 2009 Initiative).
     Activity and liability balances for the exit costs related to the Fiscal 2009 Initiative are as follows:

	Workforce
	Reductions	Facility	Total
	(In thousands)
Charged to costs and expenses	$3,641	$285	$3,926
Cash payments	(2,343)	—	(2,343)
Non-cash adjustments	—	8	8

Balance as of March 29, 2009	1,298	293	1,591
Charged to costs and expenses	—	370	370
Cash payments	(1,298)	(316)	(1,614)

Balance as of March 28, 2010	$—	$347	$347

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
     Activity and liability balances for the exit costs related to the Fiscal 2008 Initiative are as follows:

		Contract
	Workforce	Cancellation
	Reductions	and Other	Total
	(In thousands)
Charged to costs and expenses	$3,761	$1,235	$4,996
Cash payments	(3,202)	(742)	(3,944)
Non-cash adjustments	—	60	60

Balance as of March 30, 2008	559	553	1,112
Charged to costs and expenses	—	137	137
Cash payments	(559)	(225)	(784)
Non-cash adjustments	—	(10)	(10)

Balance as of March 29, 2009	—	455	455
Charged to costs and expenses	—	175	175
Cash payments	—	(235)	(235)
Non-cash adjustments	—	(16)	(16)

Balance as of March 28, 2010	$—	$379	$379

     The total unpaid exit costs related to all initiatives as of March 28, 2010 of $4.2 million are expected to be paid over the terms of the related agreements through fiscal 2018, including $1.9 million in fiscal 2011.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11. Interest and Other Income, net
     Components of interest and other income, net, are as follows:

	2010	2009	2008
	(In thousands)
Interest income	$5,399	$11,295	$20,590
Gain on sales of available-for-sale securities	4,521	4,770	804
Loss on sales of available-for-sale securities	(1,811)	(1,131)	(197)
Net gains on trading securities	426	3,456	—
Gain on distributions of other investment securities	1,846	—	—
Impairment of investment securities	—	(16,407)	(6,867)
Other	220	151	(306)

	$10,601	$2,134	$14,024

Note 12. Income Taxes
     Income before income taxes consists of the following components:

	2010	2009	2008
	(In thousands)
United States	$58,604	$130,573	$96,450
International	51,103	38,435	51,270

	$109,707	$169,008	$147,720

     The components of income taxes are as follows:

	2010	2009	2008
	(In thousands)
Current:
Federal	$42,350	$32,147	$53,371
State	4,158	7,524	8,784
Foreign	2,252	3,888	3,904

Total current	48,760	43,559	66,059

Deferred:
Federal	5,578	17,465	(10,918)
State	109	(511)	(3,947)
Foreign	312	(294)	316

Total deferred	5,999	16,660	(14,549)

Total income taxes	$54,759	$60,219	$51,510

     The increase (decrease) in excess tax benefits from stock-based awards of $(1.3) million, $0.3 million and $0.3 million in fiscal 2010, 2009 and 2008, respectively, were recorded directly to additional paid-in capital. In addition, the tax expense (benefit) associated with the change in unrealized gains and losses on the Company’s investment securities of $0.3 million, $2.2 million and $(1.8) million in fiscal 2010, 2009 and 2008, respectively, were recorded in other comprehensive income.
     A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2010	2009	2008
	(In thousands)
Expected income tax provision at the statutory rate	$38,397	$59,153	$51,702
State income taxes, net of federal tax benefit	2,282	7,370	4,954
Tax rate differential on foreign earnings and other international related tax items	17,864	997	(5,752)
Benefit from research and other credits	(4,732)	(5,370)	(4,800)
Stock-based compensation	3,294	3,681	4,239
Resolution of prior period tax matters	(696)	(8,892)	—
Valuation allowance	(1,581)	3,469	—
Other, net	(69)	(189)	1,167

	$54,759	$60,219	$51,510

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company implemented a globalization initiative to expand its worldwide footprint beginning in fiscal 2005. As part of this initiative, certain intellectual property and other rights were licensed to one of the Company’s international subsidiaries. During the fourth quarter of fiscal 2010, the license agreement was amended which resulted in a fully paid-up license. The Company recorded a tax charge of $29.7 million in fiscal 2010 related to the globalization initiative, primarily due to the amendment to the license agreement. As a result of the amendment, the Company determined that all payment obligations under the license agreement had been satisfied.
The components of the deferred tax assets and liabilities are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$22,642	$21,502
Stock-based compensation	14,859	12,322
Net operating loss carryforwards	13,924	5,859
Research credits	4,132	3,804
Property and equipment	2,887	543
Foreign tax credits	2,571	4,278
Investment securities	1,238	3,095
Capital loss carryovers	1,061	7,739
State income taxes	—	2,572
Other	1,434	1,125

Total gross deferred tax assets	64,748	62,839
Valuation allowance	(1,888)	(3,469)

Total deferred tax assets, net of valuation allowance	62,860	59,370

Deferred tax liabilities:
Research and development expenditures	8,573	8,223
Purchased intangible assets	3,421	3,360
State income taxes	2,973	—

Total deferred tax liabilities	14,967	11,583

Net deferred tax assets	$47,893	$47,787

     Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the full benefit of the existing net deferred tax assets as of March 28, 2010, except for the deferred tax assets related to certain investment securities and capital loss carryovers. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.
     The Company’s deferred tax assets related to investment securities and capital loss carryovers consist primarily of temporary differences related to other-than-temporary impairments on the Company’s investment securities and realized losses on dispositions of investment securities that are subject to limitations on deductibility. As a result of limitations on the deductibility of capital losses and other factors, management is currently unable to assert that it is more likely than not that the Company will realize the full benefit of these deferred tax assets. Accordingly, the Company recorded a valuation allowance against these deferred tax assets of $1.9 million and $3.5 million as of March 28, 2010 and March 29, 2009, respectively.
     As of March 28, 2010, the Company has federal net operating loss carryforwards of $23.0 million, which will expire between fiscal 2021 and 2029, if not utilized, and state net operating loss carryforwards of $67.1 million, which will expire between fiscal 2015 and 2030, if not utilized. The Company also has state tax credit carryforwards of $3.8 million, of which the majority have no expiration date. The net operating loss and tax credit carryforwards relating to acquired companies are subject to limitations on utilization.
     As of March 28, 2010, the Company has state capital loss carryovers of $18.1 million which will expire between fiscal 2013 and 2015, if not utilized.
     The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of March 28, 2010, the

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cumulative amount of undistributed earnings of the Company’s foreign subsidiaries was $164.8 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
     The Company is no longer subject to federal or California income tax examinations prior to fiscal 2007. The Company’s California combined income tax returns for fiscal 2007 and 2008 are presently under examination by the Franchise Tax Board. With limited exceptions, the Company is no longer subject to other state and foreign income tax examinations by taxing authorities for periods prior to fiscal 2007. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.
     A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2010	2009
	(In thousands)
Balance at beginning of year	$41,526	$40,162
Additions based on tax positions related to the current year	33,354	14,957
Additions for tax positions of prior years	2,215	5,357
Reductions for tax positions of prior years	(4,502)	(15,521)
Settlements with taxing authorities	(5,603)	(1,848)
Lapses of statute of limitations	(1,605)	(1,581)

Balance at end of year	$65,385	$41,526

     If the unrecognized tax benefits as of March 28, 2010 were recognized, $59.1 million, net of tax benefits from foreign tax credits, state income taxes and timing adjustments, would favorably affect the Company’s effective income tax rate. It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $8.1 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2011.
     In addition to the unrecognized tax benefits noted above, the Company had accrued $3.3 million and $3.5 million of interest expense (net of the related tax benefit) and penalties as of March 28, 2010 and March 29, 2009, respectively. The Company recognized interest expense (net of the related tax benefit) and penalties aggregating $(0.1) million, $(1.2) million and $0.8 million during fiscal 2010, 2009 and 2008, respectively.
Note 13. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share:

	2010	2009	2008
	(In thousands, except per share amounts)
Net income	$54,948	$108,789	$96,210

Shares:
Weighted-average shares outstanding — basic	116,037	127,776	142,167
Dilutive potential common shares, using treasury stock method	1,327	794	734

Weighted-average shares outstanding — diluted	117,364	128,570	142,901

Net income per share:
Basic	$0.47	$0.85	$0.68

Diluted	$0.47	$0.85	$0.67

     Stock-based awards, including stock options and restricted stock units, representing 20.5 million, 25.4 million and 24.5 million shares of common stock have been excluded from the diluted net income per share calculations for fiscal 2010, 2009 and 2008, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14. Commitments and Contingencies
Leases
     The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of March 28, 2010 is as follows:

Fiscal Year	(In thousands)
2011	$7,583
2012	5,280
2013	3,728
2014	3,682
2015	2,858
Thereafter	5,948

Total future minimum lease payments	$29,079

     Rent expense for fiscal 2010, 2009 and 2008 was $9.4 million, $9.0 million and $9.7 million, respectively.
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
Note 15. Revenue Components, Geographic Revenues and Significant Customers
     Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment.
Revenue Components
     A summary of net revenues by product category is as follows:

	2010	2009	2008
	(In thousands)
Host Products	$396,519	$440,862	$437,882
Network Products	99,449	117,551	101,758
Silicon Products	42,368	61,426	44,323
Royalty and Service	10,734	14,023	13,903

	$549,070	$633,862	$597,866

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Revenues
     Revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows:

	2010	2009	2008
	(In thousands)
United States	$250,333	$303,729	$305,146
Asia-Pacific and Japan	138,775	139,850	113,063
Europe, Middle East and Africa	126,966	154,463	144,631
Rest of world	32,996	35,820	35,026

	$549,070	$633,862	$597,866

     Net revenues from customers in China were $72.3 million, $58.5 million and $42.4 million for fiscal 2010, 2009 and 2008, respectively. No individual country other than the United States and China represented 10% or more of net revenues for any of the years presented.
Significant Customers
     A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues is as follows:

	2010	2009	2008
Hewlett-Packard	24%	21%	20%
IBM	20%	18%	16%
Sun Microsystems (acquired by Oracle in fiscal 2010)	*	11%	11%

*	Less than 10% of net revenues

QLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16. Condensed Quarterly Results (Unaudited)
     The following table summarizes certain unaudited quarterly financial information for fiscal 2010 and 2009:

	Three Months Ended
	June	September (1)	December (2)	March (3)
	(In thousands, except per share amounts)
Fiscal 2010:
Net revenues	$122,775	$131,457	$149,122	$145,716
Gross profit	78,306	83,688	96,102	94,847
Operating income	16,449	20,782	34,532	27,343
Net income (loss)	14,963	16,163	28,648	(4,826)
Net income (loss) per share:
Basic	0.13	0.14	0.25	(0.04)
Diluted	0.13	0.14	0.25	(0.04)

Fiscal 2009:
Net revenues	$168,427	$171,197	$163,691	$130,547
Gross profit	112,669	116,183	108,921	86,014
Operating income	47,781	49,926	45,307	23,860
Net income	31,647	27,155	30,790	19,197
Net income per share:
Basic	0.24	0.21	0.24	0.16
Diluted	0.24	0.20	0.24	0.16

(1)	During the three months ended September 28, 2008, the Company recorded impairment charges related to investment securities of $5.0 million.

(2)	During the three months ended December 28, 2008, the Company recorded impairment charges of $4.3 million related to investment securities, a $4.5 million loss upon the transfer of auction rate securities from the available-for-sale classification to trading securities and an $8.1 million gain for the initial recognition of the put options related to auction rate securities owned by the Company.

(3)	During the three months ended March 28, 2010, the Company recorded an income tax charge of $29.7 million related to its globalization initiative, primarily due to an amendment to an intercompany technology license agreement with an international subsidiary which resulted in a fully paid-up license, and special charges of $4.3 million related to certain exit costs. During the three months ended March 29, 2009, the Company recorded impairment charges related to investment securities of $4.4 million and recorded special charges of $2.7 million associated with certain exit costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 28, 2010.
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
     Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of March 28, 2010.
     The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 37 herein.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     Reference is made to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2010, for information required under this Item 10. Such information is incorporated herein by reference.
     The Company has adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation
     Reference is made to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2010, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Reference is made to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2010, for information required under this Item 12. Such information is incorporated herein by reference.
     There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Reference is made to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2010, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     Reference is made to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2010, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) (1) Consolidated Financial Statements
     The following consolidated financial statements of the Company for the years ended March 28, 2010, March 29, 2009 and March 30, 2008 are filed as part of this report:
FINANCIAL STATEMENT INDEX
     (a) (2) Financial Statement Schedule
     The following consolidated financial statement schedule of the Company for the years ended March 28, 2010, March 29, 2009 and March 30, 2008 is filed as part of this report and is incorporated herein by reference:
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

QLOGIC CORPORATION

	By:	/s/ H.K. Desai
H.K. Desai
Date: May 20, 2010		Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

Principal Executive Officer:
/s/ H.K. Desai	Chairman of the Board and	May 20, 2010
H.K. Desai	Chief Executive Officer

Principal Financial and Accounting Officer:
/s/ Simon Biddiscombe	Senior Vice President and	May 20, 2010
Simon Biddiscombe	Chief Financial Officer

/s/ Joel S. Birnbaum	Director	May 20, 2010
Joel S. Birnbaum

/s/ James R. Fiebiger	Director	May 20, 2010
James R. Fiebiger

/s/ Balakrishnan S. Iyer	Director	May 20, 2010
Balakrishnan S. Iyer

/s/ Kathryn B. Lewis	Director	May 20, 2010
Kathryn B. Lewis

/s/ George D. Wells	Director	May 20, 2010
George D. Wells

SCHEDULE II
QLOGIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions:
		Charged to	Deductions:
	Balance at	Costs and	Amounts	Balance at
	Beginning of	Expenses	Written Off, Net	End of
	Year	or Revenues	of Recoveries	Year
	(In thousands)
Year ended March 28, 2010:
Allowance for doubtful accounts	$1,366	$366	$227	$1,505
Sales returns and allowances	$8,848	$29,311	$29,883	$8,276
Year ended March 29, 2009:
Allowance for doubtful accounts	$1,176	$278	$88	$1,366
Sales returns and allowances	$7,601	$37,074	$35,827	$8,848
Year ended March 30, 2008:
Allowance for doubtful accounts	$1,075	$399	$298	$1,176
Sales returns and allowances	$5,219	$29,820	$27,438	$7,601

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)

3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)

3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)

3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)

3.9	By-Laws of QLogic Corporation, as amended. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on November 12, 2008)

10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

10.2	QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))

10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006)

10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 22, 2008.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)

10.5	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2009.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2009)

Exhibit
No.	Description
10.6	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)

10.7	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006)

10.8	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)

10.9	Change in Control Severance Agreement, dated December 18, 2008, between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)

10.10	Change in Control Severance Agreement, dated December 18, 2008, between QLogic Corporation and Simon Biddiscombe.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)

10.11	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 4, 2008)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.