Form 10-Q
period 2010-06-27
QLOGIC CORP
filed 2010-08-02
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of July 26, 2010, 109,254,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets at June 27, 2010 and March 28, 2010	1

Condensed Consolidated Statements of Income for the three months ended June 27, 2010 and June 28, 2009	2

Condensed Consolidated Statements of Cash Flows for the three months ended June 27, 2010 and June 28, 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

Signatures	33
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	March 28,
	2010	2010
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$182,953	$190,308
Short-term investment securities	165,628	185,365
Accounts receivable, less allowance for doubtful accounts of $1,501 and $1,505 as of June 27, 2010 and March 28, 2010, respectively	74,551	73,301
Inventories	24,406	19,403
Deferred tax assets	11,168	10,976
Other current assets	11,636	9,845

Total current assets	470,342	489,198
Property and equipment, net	79,948	83,496
Goodwill	119,748	119,748
Purchased intangible assets, net	16,755	17,394
Deferred tax assets	30,027	36,917
Other assets	3,643	3,984

	$720,463	$750,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,818	$36,766
Accrued compensation	16,608	22,727
Accrued taxes	2,921	2,633
Deferred revenue	9,763	9,240
Other current liabilities	9,267	11,069

Total current liabilities	74,377	82,435
Accrued taxes	65,660	70,577
Deferred revenue	6,734	7,401
Other liabilities	6,660	6,985

Total liabilities	153,431	167,398

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 205,710,000 and 204,893,000 shares issued at June 27, 2010 and March 28, 2010, respectively	206	205
Additional paid-in capital	789,455	778,853
Retained earnings	1,274,124	1,248,675
Accumulated other comprehensive income	1,353	1,206
Treasury stock, at cost: 95,377,000 and 92,586,000 shares at June 27, 2010 and March 28, 2010, respectively	(1,498,106)	(1,445,600)

Total stockholders’ equity	567,032	583,339

	$720,463	$750,737

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(Unaudited; In thousands,
	except per share amounts)
Net revenues	$142,609	$122,775
Cost of revenues	49,701	44,469

Gross profit	92,908	78,306

Operating expenses:
Engineering and development	34,709	34,078
Sales and marketing	20,430	19,465
General and administrative	8,468	8,314
Special charges	931	—

Total operating expenses	64,538	61,857

Operating income	28,370	16,449
Interest and other income, net	1,676	2,924

Income before income taxes	30,046	19,373
Income taxes	4,597	4,410

Net income	$25,449	$14,963

Net income per share:
Basic	$0.23	$0.13

Diluted	$0.22	$0.13

Number of shares used in per share calculations:
Basic	111,425	118,860

Diluted	113,730	119,474

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$25,449	$14,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,066	8,012
Stock-based compensation	10,323	9,619
Amortization of acquisition-related intangible assets	1,156	2,210
Deferred income taxes	6,584	3,260
Net gains on investment securities	(711)	(1,199)
Other non-cash items	(5)	25
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,247)	312
Inventories	(5,003)	11,386
Other assets	76	(9)
Accounts payable	(687)	(9,140)
Accrued compensation	(5,546)	(12,748)
Accrued taxes	(6,155)	(10,030)
Deferred revenue	(144)	570
Other liabilities	(1,511)	(283)

Net cash provided by operating activities	30,645	16,948

Cash flows from investing activities:
Purchases of available-for-sale securities	(34,604)	(113,534)
Proceeds from sales and maturities of available-for-sale securities	45,657	64,056
Proceeds from disposition of trading securities	9,350	5,800
Distributions from other investment securities	293	—
Purchases of property and equipment	(5,297)	(6,958)
Acquisition of business, net of cash acquired	—	(13,664)

Net cash provided by (used in) investing activities	15,399	(64,300)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	4,555	1,700
Excess tax benefits from stock-based awards	1,029	(244)
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,861)	(2,395)
Purchases of treasury stock	(53,122)	(20,959)
Payoff of line of credit assumed in acquisition	—	(934)

Net cash used in financing activities	(53,399)	(22,832)

Net decrease in cash and cash equivalents	(7,355)	(70,184)
Cash and cash equivalents at beginning of period	190,308	203,722

Cash and cash equivalents at end of period	$182,953	$133,538

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010. The results of operations for the three months ended June 27, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets.
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
Note 2. Investment Securities
     Components of investment securities are as follows:

	June 27,	March 28,
	2010	2010
	(In thousands)
Available-for-sale securities	$151,203	$161,609
Trading securities	14,425	23,756

	$165,628	$185,365

Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
June 27, 2010
U.S. Government and agency securities	$40,445	$565	$—	$41,010
Corporate debt obligations	84,594	1,560	(50)	86,104
Asset and mortgage-backed securities	15,343	447	(7)	15,783
Municipal bonds	7,761	7	(2)	7,766

Total debt securities	148,143	2,579	(59)	150,663
Certificates of deposit	540	—	—	540

Total available-for-sale securities	$148,683	$2,579	$(59)	$151,203

March 28, 2010
U.S. Government and agency securities	$37,677	$326	$(27)	$37,976
Corporate debt obligations	81,424	1,600	(21)	83,003
Asset and mortgage-backed securities	18,721	410	(16)	19,115
Municipal bonds	5,923	3	(3)	5,923

Total debt securities	143,745	2,339	(67)	146,017
Certificates of deposit	15,592	—	—	15,592

Total available-for-sale securities	$159,337	$2,339	$(67)	$161,609

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amortized cost and estimated fair value of debt securities as of June 27, 2010, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$13,363	$13,601
Due after one year through three years	97,786	99,310
Due after three years through five years	16,167	16,491
Due after five years	20,827	21,261

	$148,143	$150,663

     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 27, 2010 and March 28, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
June 27, 2010
Corporate debt obligations	$6,418	$(50)	$—	$—	$6,418	$(50)
Asset and mortgage-backed securities	1,558	(7)	—	—	1,558	(7)
Municipal bonds	930	(2)	—	—	930	(2)

Total	$8,906	$(59)	$—	$—	$8,906	$(59)

March 28, 2010
U.S. Government and agency securities	$6,661	$(27)	$—	$—	$6,661	$(27)
Corporate debt obligations	11,337	(21)	—	—	11,337	(21)
Asset and mortgage-backed securities	3,557	(16)	—	—	3,557	(16)
Municipal bonds	317	(3)	—	—	317	(3)

Total	$21,872	$(67)	$—	$—	$21,872	$(67)

     Trading Securities
     The Company’s portfolio of trading securities consists of the following:

	June 27,	March 28,
	2010	2010
	(In thousands)
Auction rate debt securities	$9,219	$17,951
Auction rate preferred securities	4,366	4,366
Put options related to auction rate securities	840	1,439

Total trading securities	$14,425	$23,756

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
     In November 2008, the Company entered into an agreement with the broker for all of the ARS currently held by the Company, which provides the Company with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitled the Company to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights were exercisable by the Company at any time between June 30, 2010 and July 2, 2012, if the securities were not earlier redeemed or sold.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The ARS Rights agreement resulted in put options that were recognized as free standing assets separate from the ARS. The Company elected to measure the put options at fair value. In connection with the election to measure the put options at fair value, the Company classified these financial instruments as trading securities.
     On June 30, 2010, the Company exercised the ARS Rights and sold all of its ARS investments to the broker at par for cash totaling $14.5 million.
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
     During the three months ended June 27, 2010, the Company received distributions totaling $0.3 million upon the partial liquidation of these funds. Distributions received by the Company in fiscal 2011 were in excess of the carrying value of these investment securities and, accordingly, the Company recorded a gain of $0.3 million which is included in interest and other income, net.
     Fair Value Measurements
     Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets measured at fair value on a recurring basis as of June 27, 2010 and March 28, 2010 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
		(In thousands)
June 27, 2010
U.S. Government and agency securities	$41,010	$—	$—	$41,010
Corporate debt obligations	—	86,104	—	86,104
Asset and mortgage-backed securities	—	15,783	—	15,783
Municipal bonds	—	7,766	—	7,766
Certificates of deposit	540	—	—	540

Total available-for-sale securities	41,550	109,653	—	151,203

Auction rate debt securities	—	—	9,219	9,219
Auction rate preferred securities	—	—	4,366	4,366
Put options related to auction rate securities	—	—	840	840

Total trading securities	—	—	14,425	14,425

Balance as of June 27, 2010	$41,550	$109,653	$14,425	$165,628

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
		(In thousands)
March 28, 2010
U.S. Government and agency securities	$37,976	$—	$—	$37,976
Corporate debt obligations	—	83,003	—	83,003
Asset and mortgage-backed securities	—	19,115	—	19,115
Municipal bonds	—	5,923	—	5,923
Certificates of deposit	15,592	—	—	15,592

Total available-for-sale securities	53,568	108,041	—	161,609

Auction rate debt securities	—	—	17,951	17,951
Auction rate preferred securities	—	—	4,366	4,366
Put options related to auction rate securities	—	—	1,439	1,439

Total trading securities	—	—	23,756	23,756

Balance as of March 28, 2010	$53,568	$108,041	$23,756	$185,365

     The Company’s investments classified within Level 2 were primarily valued based on valuations obtained from a third-party pricing service. The pricing service utilizes industry standard valuation models, including both income and market based approaches for which all significant inputs are observable either directly or indirectly, to estimate fair value. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.
     The Company’s investments in auction rate securities and the related put options are classified within Level 3 because there are currently no active markets for these securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums. The total amount of assets measured using Level 3 valuation methodologies represented 2% of total assets as of June 27, 2010.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 27, 2010 is as follows:

	Balance	Total Realized	Sales and Other	Balance
	March 28, 2010	Gains (Losses)	Settlements	June 27, 2010
		(In thousands)
Auction rate debt securities	$17,951	$618	$(9,350)	$9,219
Auction rate preferred securities	4,366	—	—	4,366
Put options related to auction rate securities	1,439	(599)	—	840

Total	$23,756	$19	$(9,350)	$14,425

Note 3. Inventories
     Components of inventories are as follows:

	June 27,	March 28,
	2010	2010
	(In thousands)
Raw materials	$8,163	$6,693
Finished goods	16,243	12,710

	$24,406	$19,403

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.55 billion of the Company’s outstanding common stock. During the three months ended June 27, 2010, the Company purchased 2.8 million shares of its common stock for an aggregate purchase price of $52.5 million. As of June 27, 2010, the Company had purchased a total of 95.4 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.5 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 5. Stock-Based Compensation
     During the three months ended June 27, 2010, the Company granted options to purchase 2.2 million shares of common stock and 0.9 million restricted stock units with weighted average grant date fair values of $6.72 and $17.85 per share, respectively.
     A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(In thousands)
Cost of revenues	$734	$734
Engineering and development	5,007	5,026
Sales and marketing	2,113	1,644
General and administrative	2,469	2,215

	$10,323	$9,619

Note 6. Special Charges
     During the three months ended June 27, 2010, the Company recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily-terminated employees, primarily related to the consolidation of certain engineering functions. The unpaid exit costs as of June 27, 2010 of $0.8 million are expected to be paid over the terms of the related agreements during fiscal 2011.
Note 7. Income Taxes
     The Company’s provision for income taxes was $4.6 million and $4.4 million for the three months ended June 27, 2010 and June 28, 2009, respectively. The effective income tax rate was 15% and 23% for the three months ended June 27, 2010 and June 28, 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the U.S.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(In thousands, except per share
	amounts)
Net income	$25,449	$14,963

Shares:
Weighted-average shares outstanding — basic	111,425	118,860
Dilutive potential common shares, using treasury stock method	2,305	614

Weighted-average shares outstanding — diluted	113,730	119,474

Net income per share:
Basic	$0.23	$0.13

Diluted	$0.22	$0.13

     Stock-based awards, including stock options and restricted stock units, representing 11.3 million and 28.5 million shares of common stock have been excluded from the diluted net income per share calculations for the three months ended June 27, 2010 and June 28, 2009, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.
Note 9. Comprehensive Income
     Components of comprehensive income are as follows:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(In thousands)
Net income	$25,449	$14,963
Other comprehensive income:
Change in unrealized gains on investment securities, net of income taxes	147	223

	$25,596	$15,186

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     We are a designer and supplier of high performance network infrastructure products that perform, enhance and manage the communication of data in computer system applications. Our products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing, or HPC, Networks, and Converged Networks. Storage Networks are used to provide critical data across enterprise environments and primarily use Fibre Channel technology. HPC Networks utilize advanced parallel processing over a large number of servers and typically are used for applications where very large amounts of data must be processed quickly and efficiently. The HPC Network products that we sell are based on InfiniBand® technology. Converged Networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and local area networks, using Ethernet speeds of 10Gb and greater.
     We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand® host channel adapters; and converged network adapters, which consist of adapters based on 10Gb Ethernet connectivity. Network Products consist of Fibre Channel switches, including stackable edge switches, bladed switches, virtualized pass-through modules, and high-port count modular-chassis switches; InfiniBand switches, including high-end multi-protocol directors, edge and bladed switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel, Fibre Channel over Ethernet and iSCSI networks. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers.
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
First Quarter Financial Highlights and Other Information
     A summary of the key factors and significant events that impacted our financial performance during the first quarter of fiscal 2011 are as follows:
•	Net revenues for the first quarter of fiscal 2011 were $142.6 million compared to $145.7 million in the fourth quarter of fiscal 2010. Revenue from Host Products was $102.5 million compared to $103.7 million in the fourth quarter of fiscal 2010 and revenue from Network Products increased to $25.6 million from $22.6 million in the fourth quarter of fiscal 2010.

•	Gross profit as a percentage of net revenues was 65.1% for the first quarter of fiscal 2011, which was consistent with the fourth quarter of fiscal 2010.

•	Operating income as a percentage of net revenues for the first quarter of fiscal 2011 increased to 19.9% from 18.8% in the fourth quarter of fiscal 2010.

•	Net income increased to $25.4 million, or $0.22 per diluted share, in the first quarter of fiscal 2011 from a net loss of $4.8 million, or $0.04 per diluted share, in the fourth quarter of fiscal 2010. Our net loss in the fourth quarter of fiscal 2010 included a $29.7 million tax charge related to our globalization initiative.

•	Cash, cash equivalents and investment securities were $348.6 million at June 27, 2010 compared to $375.7 million at March 28, 2010.

•	Accounts receivable was $74.6 million as of June 27, 2010, compared to $73.3 million as of March 28, 2010. Days sales outstanding (DSO) in receivables was 48 days as of June 27, 2010 compared to 46 days as of March 28, 2010.

•	Inventories were $24.4 million as of June 27, 2010, compared to $19.4 million as of March 28, 2010. Our annualized inventory turns in the first quarter of fiscal 2011 were 8.1 turns compared to 10.5 turns in the fourth quarter of fiscal 2010.
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
Results of Operations
Net Revenues
     A summary of our net revenues by product category is as follows:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(Dollars in millions)
Net revenues:
Host Products	$102.5	$88.3
Network Products	25.6	25.0
Silicon Products	11.9	7.4
Royalty and Service	2.6	2.1

Total net revenues	$142.6	$122.8

Percentage of net revenues:
Host Products	72%	72%
Network Products	18	20
Silicon Products	8	6
Royalty and Service	2	2

Total net revenues	100%	100%

     Historically, the global marketplace for network infrastructure solutions has expanded in response to the information requirements of enterprise business environments. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.
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
     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 16% to $142.6 million for the three months ended June 27, 2010 from $122.8 million for the three months ended June 28, 2009. This increase was primarily the result of a $14.2 million, or 16%, increase in revenue from Host Products and a $4.5 million, or

60%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Silicon Products was due primarily to a 66% increase in the quantity of chips sold, partially offset by a 4% decrease in the average selling price. Net revenues for the three months ended June 27, 2010 included $2.6 million of royalty and service revenue compared with $2.1 million of royalty and service revenue for the three months ended June 28, 2009. Royalty and service revenues can be unpredictable and we do not expect them to be significant to our overall revenues.
     A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83% and 89% of net revenues during the three months ended June 27, 2010 and June 28, 2009, respectively.
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
     Net revenues by geographic area are as follows:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(In millions)
United States	$64.0	$60.8
Asia-Pacific and Japan	39.0	26.3
Europe, Middle East and Africa	32.1	28.4
Rest of the world	7.5	7.3

	$142.6	$122.8

     Revenues by geographic area are presented based upon the country of destination, which is not necessarily indicative of the location of the ultimate end-user of our products. Net revenues from customers in China were $21.4 million for the three months ended June 27, 2010. No individual country other than the United States and China represented 10% or more of net revenues for the three months ended June 27, 2010. No individual country other than the United States represented 10% or more of net revenues for the three months ended June 28, 2009.
Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(Dollars in millions)
Gross profit	$92.9	$78.3
Percentage of net revenues	65.1%	63.8%
     Gross profit for the three months ended June 27, 2010 increased $14.6 million, or 19%, from gross profit for the three months ended June 28, 2009. The gross profit percentage for the three months ended June 27, 2010 was 65.1% and increased from 63.8% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to higher volumes to absorb manufacturing costs.
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

Operating Expenses
     Our operating expenses are summarized in the following table:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(Dollars in millions)
Operating expenses:
Engineering and development	$34.7	$34.1
Sales and marketing	20.4	19.5
General and administrative	8.5	8.3
Special charges	0.9	—

Total operating expenses	$64.5	$61.9

Percentage of net revenues:
Engineering and development	24.4%	27.8%
Sales and marketing	14.3	15.8
General and administrative	5.9	6.8
Special charges	0.7	—

Total operating expenses	45.3%	50.4%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended June 27, 2010, engineering and development expenses increased to $34.7 million from $34.1 million for the three months ended June 28, 2009. The increase was primarily due to a $1.6 million increase in cash compensation and related employee benefit costs due to an increase in headcount, partially offset by a $0.6 million decrease in outside service costs related to new product development.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $20.4 million for the three months ended June 27, 2010 from $19.5 million for the three months ended June 28, 2009. The increase in sales and marketing expenses was due primarily to a $0.9 million increase in cash compensation and related employee benefit costs, primarily due to higher headcount and increased commissions, and a $0.5 million increase in stock-based compensation. These increases were partially offset by a $0.8 million decrease in amortization of purchased intangible assets due to an intangible asset becoming fully amortized during fiscal 2010.
     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.5 million for the three months ended June 27, 2010 from $8.3 million for the three months ended June 28, 2009.
     Special Charges. During the three months ended June 27, 2010, we recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily-terminated employees, primarily related to the consolidation of certain engineering functions. Including the exit costs recorded prior to fiscal 2011, unpaid exit costs as of June 27, 2010 totaled $4.3 million and are expected to be paid over the terms of the related agreements through fiscal 2018, including $2.0 million during the remainder of fiscal 2011.

Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	Three Months Ended
	June 27,	June 28,
	2010	2009
	(In millions)
Interest income	$1.0	$1.6
Net gains on investment securities	0.7	1.2
Other	—	0.1

	$1.7	$2.9

     Interest income is earned on our portfolio of investment securities and cash equivalents. The decrease in interest income for the three months ended June 27, 2010 from the three months ended June 28, 2009 was primarily due to a decline in interest rates.
     During the three months ended June 27, 2010, net gains on investment securities were $0.7 million and included $0.4 million of net gains on sales of available-for-sale securities and a $0.3 million gain from distributions of our investments in a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company).
     During the three months ended June 28, 2009, net gains on investment securities were $1.2 million, principally related to sales of available-for-sale securities.
Income Taxes
     Our effective tax rate was 15% and 23% for the three months ended June 27, 2010 and June 28, 2009, respectively. The decrease in our effective tax rate for the three months ended June 27, 2010 as compared to the three months ended June 28, 2009 is primarily due to higher income generated from our foreign operations, which are taxed at more favorable rates, partially offset by a reduced research credit as a result of the suspension of the federal benefit as of December 31, 2009. We expect the annual effective tax rate for fiscal 2011 to approximate 17% as compared to our actual annual effective tax rate of 50% for fiscal 2010. Our estimated annual effective tax rate for fiscal 2011 is favorably impacted by higher income generated from our foreign operations, which are taxed at more favorable rates. Our fiscal 2010 annual effective tax rate was impacted by a $29.7 million tax charge in the fourth quarter of fiscal 2010 related to an amendment of a technology license agreement with one of our international subsidiaries. As a result of the amendment, we determined that all payment obligations under the license agreement had been satisfied.
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
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities decreased to $348.6 million at June 27, 2010 from $375.7 million at March 28, 2010. As of June 27, 2010 and March 28, 2010, our international subsidiaries held 49% and 47%, respectively, of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries consist primarily of U.S. dollar denominated cash, money market and certificate of deposit accounts. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.
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
     Cash provided by operating activities increased to $30.6 million for the three months ended June 27, 2010 from $16.9 million for the three months ended June 28, 2009. Operating cash flow for the three months ended June 27, 2010 reflects our net income of $25.4 million and net non-cash charges of $25.4 million, partially offset by a net increase in the non-cash components of working capital of $20.2 million. The increase in the non-cash components of working capital was primarily due to a $6.2 million decrease in accrued taxes, a $5.5 million decrease in accrued compensation and a $5.0 million increase in inventories. The decreases in accrued taxes and accrued compensation were primarily due to the timing of payment obligations. The increase in inventories was due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products.
     Cash provided by investing activities was $15.4 million for the three months ended June 27, 2010 and consisted primarily of $11.1 million of net proceeds from sales and maturities of available-for-sale securities and $9.3 million of proceeds from redemptions of auction rate securities (ARS) at par value, partially offset by $5.3 million of purchases of property and equipment. During the three months ended June 28, 2009, cash used in investing activities of $64.3 million consisted of $49.5 million of net purchases of available-for-sale securities, $13.7 million for the acquisition of NetXen, Inc. (net of cash acquired), and $6.9 million of purchases of property and equipment, partially offset by $5.8 million of proceeds from redemptions of ARS at par value.
     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $53.4 million for the three months ended June 27, 2010 consisted of our purchase of $53.1 million of common stock under our stock repurchase program and $5.9 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $5.6 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the three months ended June 28, 2009, cash used in financing activities of $22.8 million consisted of our purchase of $21.0 million of common stock under our stock repurchase program, $2.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period and the repayment of a $0.9 million line of credit assumed in the NetXen, Inc. acquisition, partially offset by $1.5 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.
     As of June 27, 2010, our investment securities included $14.4 million of investments in ARS. In November 2008, we entered into an agreement with the broker for all of the ARS we held, which provided us with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitled us to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” On June 30, 2010, we exercised the ARS Rights and sold all of our ARS investments to the broker at par for cash totaling $14.5 million.
     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.55 billion of our outstanding common stock. As of June 27, 2010, we had repurchased a total of 95.4 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.5 billion. During the three months ended June 27, 2010, we repurchased 2.8 million shares for an aggregate purchase price of $52.5 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $51.9 million as of June 27, 2010.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of June 27, 2010, and their impact on our cash flows in future fiscal years, is as follows:

	2011
	(Remaining
	nine months)	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Operating leases	$5.4	$5.5	$3.8	$3.7	$2.8	$5.9	$27.1
Non-cancelable purchase obligations	59.0	—	—	—	—	—	59.0

Total	$64.4	$5.5	$3.8	$3.7	$2.8	$5.9	$86.1

     The amount of unrecognized tax benefits, including related accrued interest and penalties, was $65.7 million at June 27, 2010. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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
ASU No. 2009-13 replaces and significantly changes certain guidance in ASC Topic 605. ASU No. 2009-13 modifies the separation criteria of ASC Subtopic 605-25 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact
ASU No. 2009-13 will have on our consolidated results of operations and financial position.
     In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” Pursuant to ASU No. 2009-14, all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC Subtopic 985-605 and will be required to be accounted for under the guidance in ASU No. 2009-13. ASU No. 2009-14 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact ASU No. 2009-14 will have on our consolidated results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 27, 2010, the carrying value of our cash and cash equivalents approximates fair value.
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
     In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of June 27, 2010 includes $151.2 million of securities that are classified as available for sale. As of June 27, 2010, we had gross unrealized losses associated with our available-for-sale securities of less than $0.1 million that were determined by management to be temporary in nature.
     We do not use derivative financial instruments.

Item 4.	Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 27, 2010. There was no change in our internal control over financial reporting during our quarter ended June 27, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1A.	Risk Factors
     We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 28, 2010, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 28, 2010.
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
     Our products are used in storage, high performance computing, or HPC, and converged networks, and therefore our business is dependent on these network infrastructure markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:
•	educate potential OEM customers, distributors, resellers, system integrators, storage system providers and end-user organizations about the benefits of our products;
•	maintain and enhance our relationships with OEM customers, distributors, resellers, system integrators and storage system providers;

•	predict and base our products on standards that ultimately become industry standards; and

•	achieve and maintain interoperability between our products and other equipment and components from diverse vendors.

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
We depend on a small number of customers and any decrease in revenues or cash flows from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83% and 89% of net revenues for the three months ended June 27, 2010 and June 28, 2009, respectively. Hewlett-Packard Company and International Business Machines Corporation accounted for 20% or more of net revenues during the three months ended June 27, 2010 and Hewlett-Packard Company accounted for 20% or more of net revenues during the three months ended June 28, 2009. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, the worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
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
     The markets for networking infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, HPC and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter market, our primary competitor is Emulex Corporation, with Brocade Communications Systems, Inc. also participating. In the iSCSI adapter market, our primary competitor is Broadcom Corporation and we also compete indirectly with companies offering software initiator solutions. In the FCoE adapter market, we compete with Emulex Corporation and Brocade Communications Systems, Inc., and we also compete with Ethernet adapter suppliers Broadcom Corporation and Intel Corporation. In the Intelligent Ethernet adapter market, we compete with Intel Corporation, Broadcom Corporation and Emulex Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand adapter and switch markets, we compete primarily with Mellanox Technologies, Ltd. and Voltaire Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.
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
     We expect the average unit prices of our products (on a like-for-like product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts and customer incentives, new product introductions by us or our competitors, or other factors. In addition, there is a general market trend of customers migrating away from the distribution channel for product purchases to OEMs, where products have a lower average unit price. If we are unable to offset these factors by increasing sales volumes or reducing product manufacturing costs, our total revenues and gross margins may decline. In addition, we must develop and introduce new products and product enhancements. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our revenues, gross margins and profitability could decline.

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
     Certain key components used in the manufacture of our products are purchased from single or limited sources. Application-specific integrated circuits, or ASICs, are purchased from single sources and microprocessors, certain connectors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever its relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations. The global economic weakness and uncertainty and tightening of credit in financial markets may adversely impact our suppliers by limiting their ability to finance their business operations and as a result limit their ability to supply products to us.
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
     In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product, and we may not always be able to satisfy the qualification requirements of these customers. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenues and potential harm to our competitive position and relationships with customers. In addition, the global economic weakness and uncertainty and tightening of credit markets could adversely affect our third-party subcontractors or contract manufacturers and increase the potential for one or more of them to experience financial distress or bankruptcy.
Our investment securities portfolio could experience a decline in market value, which could materially and adversely affect our financial results.
     As of June 27, 2010, we held short-term investment securities totaling $165.6 million. We invest primarily in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. During fiscal 2009, we recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs, reduce our net revenues or damage our reputation.
     Our products are complex and may contain undetected software or hardware errors when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products and to risks that components purchased from third-party subcontractors and incorporated into our products may not meet our specifications or may otherwise fail prematurely. From time to time, we have found errors in existing, new or enhanced products. In addition, our products are frequently combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards. As a result, when problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware or software errors could adversely affect the sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.
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
     We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, examinations by tax authorities, stock-based compensation, uncertain tax positions and newly enacted tax legislation. For example, proposed changes to certain U.S. tax rules for U.S. corporations doing business outside the United States include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and accelerating taxes related to certain transfers of intangible assets offshore. In addition, the current expiration of the research credit may impact the tax rate in future periods. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. Finally, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from these examinations could have a material adverse effect on our financial condition or results of operations.
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
     International revenues accounted for 55% and 50% of our net revenues for the three months ended June 27, 2010 and June 28, 2009, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
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
     As of June 27, 2010, our international subsidiaries held 49% of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries consist primarily of U.S. dollar denominated cash, money market and certificate of deposit accounts. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.
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
     In November 2008, our Board of Directors approved a new program to repurchase up to $300 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2011 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan
March 29, 2010 – April 25, 2010	559,600	$20.72	559,600	$92,808,000
April 26, 2010 – May 23, 2010	879,200	$19.31	879,200	$75,827,000
May 24, 2010 – June 27, 2010	1,352,000	$17.70	1,352,000	$51,894,000

Total	2,790,800	$18.81	2,790,800	$51,894,000

     We previously purchased 12.8 million shares under the November 2008 program for an aggregate purchase price of $195.6 million.

Item 6.	Exhibits
Exhibits

Exhibit No.

10.1	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective June 9, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Simon Biddiscombe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 2, 2010

EXHIBIT INDEX

Exhibit No.

10.1	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective June 9, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.