Form 10-Q
period 2010-09-26
QLOGIC CORP
filed 2010-10-29
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of October 25, 2010, 105,624,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	March 28,
	2010	2010
	(Unaudited; In thousands,
	except share and per
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$200,151	$190,308
Short-term investment securities	103,861	185,365
Accounts receivable, less allowance for doubtful accounts of $1,613 and $1,505 as of September 26, 2010 and March 28, 2010, respectively	86,350	73,301
Inventories	24,947	19,403
Deferred tax assets	10,890	10,976
Other current assets	15,567	9,845

Total current assets	441,766	489,198
Property and equipment, net	80,846	83,496
Goodwill	119,748	119,748
Purchased intangible assets, net	15,530	17,394
Deferred tax assets	31,762	36,917
Other assets	3,285	3,984

	$692,937	$750,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,832	$36,766
Accrued compensation	21,435	22,727
Accrued taxes	3,323	2,633
Deferred revenue	9,797	9,240
Other current liabilities	7,839	11,069

Total current liabilities	76,226	82,435
Accrued taxes	66,761	70,577
Deferred revenue	6,111	7,401
Other liabilities	6,381	6,985

Total liabilities	155,479	167,398

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 205,953,000 and 204,893,000 shares issued at September 26, 2010 and March 28, 2010, respectively	206	205
Additional paid-in capital	800,859	778,853
Retained earnings	1,304,110	1,248,675
Accumulated other comprehensive income	1,283	1,206
Treasury stock, at cost: 99,746,000 and 92,586,000 shares at September 26, 2010 and March 28, 2010, respectively	(1,569,000)	(1,445,600)

Total stockholders’ equity	537,458	583,339

	$692,937	$750,737

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(Unaudited; In thousands, except per share amounts)

Net revenues	$146,529	$131,457	$289,138	$254,232
Cost of revenues	50,411	47,769	100,112	92,238

Gross profit	96,118	83,688	189,026	161,994

Operating expenses:
Engineering and development	32,792	34,238	67,501	68,316
Sales and marketing	20,420	19,991	40,850	39,456
General and administrative	8,031	7,829	16,499	16,143
Special charges	—	848	931	848

Total operating expenses	61,243	62,906	125,781	124,763

Operating income	34,875	20,782	63,245	37,231
Interest and other income, net	1,809	2,336	3,485	5,260

Income before income taxes	36,684	23,118	66,730	42,491
Income taxes	6,698	6,955	11,295	11,365

Net income	$29,986	$16,163	$55,435	$31,126

Net income per share:
Basic	$0.28	$0.14	$0.50	$0.26

Diluted	$0.28	$0.14	$0.50	$0.26

Number of shares used in per share calculations:
Basic	108,220	117,248	109,823	118,054

Diluted	109,039	117,941	111,385	118,708

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 26,	September 27,
	2010	2009
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$55,435	$31,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,342	15,963
Stock-based compensation	18,592	18,683
Amortization of acquisition-related intangible assets	2,311	4,826
Deferred income taxes	5,147	3,398
Net gains on investment securities	(1,728)	(2,082)
Other non-cash items	92	108
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(13,155)	(6,046)
Inventories	(5,544)	18,049
Other assets	543	(792)
Accounts payable	(6,376)	(5,351)
Accrued compensation	(718)	(8,997)
Accrued taxes	(8,692)	(20,608)
Deferred revenue	(733)	1,066
Other liabilities	(3,234)	(747)

Net cash provided by operating activities	57,282	48,596

Cash flows from investing activities:
Purchases of available-for-sale securities	(47,920)	(166,192)
Proceeds from sales and maturities of available-for-sale securities	107,165	149,441
Proceeds from disposition of trading securities	23,800	8,750
Distributions from other investment securities	329	—
Purchases of property and equipment	(9,692)	(12,585)
Acquisition of business, net of cash acquired	—	(14,815)

Net cash provided by (used in) investing activities	73,682	(35,401)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	7,757	7,509
Excess tax benefits from stock-based awards	1,059	(286)
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,937)	(2,442)
Purchases of treasury stock	(124,000)	(67,424)
Payoff of line of credit assumed in acquisition	—	(934)

Net cash used in financing activities	(121,121)	(63,577)

Net increase (decrease) in cash and cash equivalents	9,843	(50,382)
Cash and cash equivalents at beginning of period	190,308	203,722

Cash and cash equivalents at end of period	$200,151	$153,340

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010. The results of operations for the three and six months ended September 26, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.
Note 2. Investment Securities
     Components of investment securities are as follows:

	September 26,	March 28,
	2010	2010
	(In thousands)
Available-for-sale securities	$103,861	$161,609
Trading securities	—	23,756

	$103,861	$185,365

     Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
September 26, 2010
U.S. Government and agency securities	$23,112	$357	$—	$23,469
Corporate debt obligations	60,761	1,635	—	62,396
Asset and mortgage-backed securities	14,153	416	(15)	14,554
Municipal bonds	2,860	20	—	2,880

Total debt securities	100,886	2,428	(15)	103,299
Certificate of deposit	562	—	—	562

Total available-for-sale securities	$101,448	$2,428	$(15)	$103,861

March 28, 2010
U.S. Government and agency securities	$37,677	$326	$(27)	$37,976
Corporate debt obligations	81,424	1,600	(21)	83,003
Asset and mortgage-backed securities	18,721	410	(16)	19,115
Municipal bonds	5,923	3	(3)	5,923

Total debt securities	143,745	2,339	(67)	146,017
Certificates of deposit	15,592	—	—	15,592

Total available-for-sale securities	$159,337	$2,339	$(67)	$161,609

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amortized cost and estimated fair value of debt securities as of September 26, 2010, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$6,749	$6,978
Due after one year through three years	74,517	76,098
Due after three years through five years	4,393	4,597
Due after five years	15,227	15,626

	$100,886	$103,299

     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 26, 2010 and March 28, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 26, 2010
Asset and mortgage-backed securities	$4,312	$(15)	$—	$—	$4,312	$(15)

Total	$4,312	$(15)	$—	$—	$4,312	$(15)

March 28, 2010
U.S. Government and agency securities	$6,661	$(27)	$—	$—	$6,661	$(27)
Corporate debt obligations	11,337	(21)	—	—	11,337	(21)
Asset and mortgage-backed securities	3,557	(16)	—	—	3,557	(16)
Municipal bonds	317	(3)	—	—	317	(3)

Total	$21,872	$(67)	$—	$—	$21,872	$(67)

     Trading Securities
     The Company’s portfolio of trading securities consists of the following:

	September 26,	March 28,
	2010	2010
	(In thousands)
Auction rate debt securities	$—	$17,951
Auction rate preferred securities	—	4,366
Put options related to auction rate securities	—	1,439

Total trading securities	$—	$23,756

     The Company’s trading securities included investments in auction rate securities (ARS). During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the ARS held by the Company. In November 2008, the Company entered into an agreement with the broker for all of the ARS held by the Company, which provided the Company with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitled the Company to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights agreement resulted in put options that were recognized as free standing assets separate from the ARS. The Company elected to measure the put options at fair value. In connection with the election to measure the put options at fair value, the Company classified these financial instruments as trading securities.
     During the three months ended June 27, 2010, the Company received $9.3 million of proceeds in connection with the redemption of certain ARS by the respective issuers. On June 30, 2010, the Company exercised the ARS Rights and sold all of its remaining ARS investments to the broker at par for cash totaling $14.5 million.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Investment Securities
     The Company’s other investment securities are comprised of a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company), which suspended trading and redemptions in September 2008 and are currently in the process of being liquidated. These funds do not have readily determinable fair values and thus have been accounted for under the cost method. As of September 26, 2010 and March 28, 2010, the carrying value of the Company’s other investment securities was zero.
     During the six months ended September 26, 2010, the Company received distributions totaling $0.3 million upon the partial liquidation of these funds. Distributions received by the Company in fiscal 2011 were in excess of the carrying value of these investment securities and, accordingly, the Company recorded a gain of $0.3 million which is included in interest and other income, net.
     Fair Value Measurements
     Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets measured at fair value on a recurring basis as of September 26, 2010 and March 28, 2010 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
		(In thousands)
September 26, 2010
U.S. Government and agency securities	$23,469	$—	$—	$23,469
Corporate debt obligations	—	62,396	—	62,396
Asset and mortgage-backed securities	—	14,554	—	14,554
Municipal bonds	—	2,880	—	2,880
Certificate of deposit	562	—	—	562

Balance as of September 26, 2010	$24,031	$79,830	$—	$103,861

March 28, 2010
U.S. Government and agency securities	$37,976	$—	$—	$37,976
Corporate debt obligations	—	83,003	—	83,003
Asset and mortgage-backed securities	—	19,115	—	19,115
Municipal bonds	—	5,923	—	5,923
Certificates of deposit	15,592	—	—	15,592

Total available-for-sale securities	53,568	108,041	—	161,609

Auction rate debt securities	—	—	17,951	17,951
Auction rate preferred securities	—	—	4,366	4,366
Put options related to auction rate securities	—	—	1,439	1,439

Total trading securities	—	—	23,756	23,756

Balance as of March 28, 2010	$53,568	$108,041	$23,756	$185,365

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company’s investments in auction rate securities and the related put options were classified within Level 3 because there were no active markets for these securities and the Company was unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call and liquidity premiums.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended September 26, 2010 is as follows:

	Balance	Total Realized	Sales and Other	Balance
Three Months Ended September 26, 2010	June 27, 2010	Gains (Losses)	Settlements	September 26, 2010
		(In thousands)
Auction rate debt securities	$9,219	$681	$(9,900)	$—
Auction rate preferred securities	4,366	184	(4,550)	—
Put options related to auction rate securities	840	(840)	—	—

Total	$14,425	$25	$(14,450)	$—

	Balance	Total Realized	Sales and Other	Balance
Six Months Ended September 26, 2010	March 28, 2010	Gains (Losses)	Settlements	September 26, 2010
		(In thousands)
Auction rate debt securities	$17,951	$1,299	$(19,250)	$—
Auction rate preferred securities	4,366	184	(4,550)	—
Put options related to auction rate securities	1,439	(1,439)	—	—

Total	$23,756	$44	$(23,800)	$—

Note 3. Inventories
     Components of inventories are as follows:

	September 26,	March 28,
	2010	2010
	(In thousands)
Raw materials	$6,542	$6,693
Finished goods	18,405	12,710

	$24,947	$19,403

Note 4. Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.75 billion of the Company’s outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of the Company’s outstanding common stock. During the six months ended September 26, 2010, the Company purchased 7.2 million shares of its common stock for an aggregate purchase price of $123.4 million. As of September 26, 2010, the Company had purchased a total of 99.7 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.57 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Stock-Based Compensation
     During the six months ended September 26, 2010, the Company granted options to purchase 2.5 million shares of common stock and 0.9 million restricted stock units with weighted average grant date fair values of $6.65 and $17.79 per share, respectively.
     A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
		(In thousands)
Cost of revenues	$629	$655	$1,363	$1,389
Engineering and development	3,971	4,588	8,978	9,614
Sales and marketing	1,929	1,957	4,042	3,601
General and administrative	1,740	1,864	4,209	4,079

	$8,269	$9,064	$18,592	$18,683

Note 6. Special Charges
     During the six months ended September 26, 2010, the Company recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions. As of September 26, 2010, all severance benefits had been paid.
Note 7. Income Taxes
     The Company’s provision for income taxes was $11.3 million and $11.4 million for the six months ended September 26, 2010 and September 27, 2009, respectively. The effective income tax rate was 17% and 27% for the six months ended September 26, 2010 and September 27, 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits or resolutions of tax audits or other tax contingencies. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the U.S.
     The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.
Note 8. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net income	$29,986	$16,163	$55,435	$31,126

Shares:
Weighted-average shares outstanding — basic	108,220	117,248	109,823	118,054
Dilutive potential common shares, using treasury stock method	819	693	1,562	654

Weighted-average shares outstanding — diluted	109,039	117,941	111,385	118,708

Net income per share:
Basic	$0.28	$0.14	$0.50	$0.26

Diluted	$0.28	$0.14	$0.50	$0.26

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock-based awards, including stock options and restricted stock units, representing 20.6 million and 16.0 million shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 26, 2010, respectively, and 24.6 million and 26.5 million shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 27, 2009, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.
Note 9. Comprehensive Income
     Components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
		(In thousands)
Net income	$29,986	$16,163	$55,435	$31,126
Other comprehensive income:
Change in unrealized gains/losses on investment securities, net of income taxes	(70)	290	77	513

	$29,916	$16,453	$55,512	$31,639

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
Second Quarter Financial Highlights and Other Information
     The key factors and significant events that impacted our financial performance during the second quarter of fiscal 2011 are as follows:
•	Net revenues of $146.5 million for the second quarter of fiscal 2011 increased sequentially by $3.9 million, or 3%, from $142.6 million in the first quarter of fiscal 2011. Revenues from Host Products of $104.2 million for the second quarter of fiscal 2011 increased sequentially by $1.7 million, or 2%, from $102.5 million in the first quarter of fiscal 2011. Revenues from Network Products of $27.2 million for the second quarter of fiscal 2011 increased sequentially by $1.6 million, or 6%, from $25.6 million in the first quarter of fiscal 2011.

•	Gross profit as a percentage of net revenues increased to 65.6% for the second quarter of fiscal 2011 from 65.1% for the first quarter of fiscal 2011.

•	Operating income as a percentage of net revenues increased to 23.8% for the second quarter of fiscal 2011 from 19.9% in the first quarter of fiscal 2011.

•	Net income of $30.0 million, or $0.28 per diluted share, in the second quarter of fiscal 2011 increased sequentially by $4.6 million, or 18%, from $25.4 million, or $0.22 per diluted share, in the first quarter of fiscal 2011.

•	Cash, cash equivalents and investment securities were $304.0 million at September 26, 2010 compared to $348.6 million at June 27, 2010.

•	Accounts receivable was $86.4 million as of September 26, 2010, compared to $74.6 million as of June 27, 2010. Days sales outstanding (DSO) in receivables was 54 days as of September 26, 2010 compared to 48 days as of June 27, 2010.

•	Inventories were $24.9 million as of September 26, 2010, compared to $24.4 million as of June 27, 2010. Our annualized inventory turns were 8.1 turns in the second and first quarter of fiscal 2011.
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
Results of Operations
Net Revenues
     A summary of our net revenues by product category is as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
		(Dollars in millions)
Net revenues:
Host Products	$104.2	$94.0	$206.6	$182.3
Network Products	27.2	24.5	52.9	49.5
Silicon Products	12.4	9.6	24.3	17.0
Service and other	2.7	3.4	5.3	5.4

Total net revenues	$146.5	$131.5	$289.1	$254.2

Percentage of net revenues:
Host Products	71%	71%	72%	72%
Network Products	19	19	18	19
Silicon Products	8	7	8	7
Service and other	2	3	2	2

Total net revenues	100%	100%	100%	100%

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
     The United States and other countries around the world have experienced, and may continue to experience, economic weakness and uncertainty. Economic uncertainty has adversely affected, and in the future may adversely affect, information technology spending rates. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 11% to $146.5 million for the three months ended September 26, 2010 from $131.5 million for the three months ended September 27, 2009. This increase was primarily the result of a $10.2 million, or 11%, increase in revenue from Host Products; a $2.7 million, or 11%, increase in revenue from Network Products; and a $2.8 million, or 30%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Network Products was primarily due to a 17% increase in the number of Fibre Channel switches sold, partially offset by a 9% decrease in the average selling prices of these products, and a 4% increase in the number of InfiniBand switches sold. The increase in revenue from Silicon Products was primarily due to an increase in the quantity of chips sold. Net revenues for the three months ended September 26, 2010 included $2.7 million of service and other revenues compared with $3.4 million of service and other revenues for the three months ended September 27, 2009. We do not expect service and other revenues to be significant to our overall revenues.
     Net revenues increased 14% to $289.1 million for the six months ended September 26, 2010 from $254.2 million for the six months ended September 27, 2009. This increase was primarily the result of a $24.3 million, or 13%, increase in revenue from Host Products and a $7.3 million, or 43%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Silicon Products was due primarily to an increase in the quantity of chips sold.
     A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83% and 87% of net revenues during the six months ended September 26, 2010 and September, 27, 2009, respectively.
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
     Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
		(In millions)
United States	$68.6	$58.5	$132.5	$119.4
Asia-Pacific and Japan	38.3	36.5	77.4	62.7
Europe, Middle East and Africa	31.2	27.8	63.3	56.2
Rest of the world	8.4	8.7	15.9	15.9

	$146.5	$131.5	$289.1	$254.2

     Revenues by geographic area are presented based upon the country of destination, which is not necessarily indicative of the location of the ultimate end-user of our products. Net revenues from customers in China were $18.8 million and $40.2 million for the three and six months ended September 26, 2010, respectively, and $20.6 million and $32.2 million for the three and six months ended September 27, 2009, respectively. No individual country other than the United States and China represented 10% or more of net revenues for the periods presented.
Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
		(Dollars in millions)
Gross profit	$96.1	$83.7	$189.0	$162.0
Percentage of net revenues	65.6%	63.7%	65.4%	63.7%
     Gross profit for the three months ended September 26, 2010 increased $12.4 million, or 15%, from gross profit for the three months ended September 27, 2009. The gross profit percentage for the three months ended September 26, 2010 was 65.6% and increased from 63.7% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to higher volumes to absorb manufacturing costs and a $0.8 million decrease in amortization of purchased intangible assets.
     Gross profit for the six months ended September 26, 2010 increased $27.0 million, or 17%, from gross profit for the six months ended September 27, 2009. The gross profit percentage for the six months ended September 26, 2010 was 65.4% and increased from 63.7% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to higher volumes to absorb manufacturing costs and a $1.1 million decrease in amortization of purchased intangible assets.
     Our ability to maintain our current gross profit percentage can be significantly affected by factors such as manufacturing volumes over which fixed costs are absorbed, sales discounts and customer incentives, component costs, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets. We anticipate that it will be increasingly difficult to reduce manufacturing costs. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical periods and it may decline in the future.
Operating Expenses
     Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
		(Dollars in millions)
Operating expenses:
Engineering and development	$32.8	$34.2	$67.5	$68.3
Sales and marketing	20.4	20.0	40.9	39.5
General and administrative	8.0	7.8	16.5	16.1
Special charges	—	0.9	0.9	0.9

Total operating expenses	$61.2	$62.9	$125.8	$124.8

Percentage of net revenues:
Engineering and development	22.4%	26.1%	23.4%	26.9%
Sales and marketing	13.9	15.2	14.1	15.5
General and administrative	5.5	6.0	5.7	6.4
Special charges	—	0.6	0.3	0.3

Total operating expenses	41.8%	47.9%	43.5%	49.1%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended September 26, 2010, engineering and development expenses decreased to $32.8 million from $34.2 million for the three months ended September 27, 2009. The decrease was primarily due to a $0.9 million decrease in outside service costs related to new product development and a $0.6 million decrease in stock-based compensation.
     During the six months ended September 26, 2010, engineering and development expenses decreased to $67.5 million from $68.3 million for the six months ended September 27, 2009. The decrease was primarily due to a $1.5 million decrease in outside service costs related to new product development, a $0.6 million decrease in stock-based compensation and a $0.6 million decrease in occupancy and related computer support costs, partially offset by a $1.9 million increase in cash compensation and related employee benefit costs due to an increase in headcount.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $20.4 million for the three months ended September 26, 2010 from $20.0 million for the three months ended September 27, 2009. The increase in sales and marketing expenses was due primarily to a $0.5 million increase in cash compensation and related employee benefit costs, primarily due to higher headcount and increased commissions, and a $0.5 million increase in promotional costs, including the costs for certain sales and marketing programs. These increases were partially offset by a $0.8 million decrease in amortization of purchased intangible assets due to an intangible asset becoming fully amortized during fiscal 2010.

     Sales and marketing expenses increased to $40.9 million for the six months ended September 26, 2010 from $39.5 million for the six months ended September 27, 2009. The increase in sales and marketing expenses was due primarily to a $1.4 million increase in cash compensation and related employee benefit costs, primarily due to higher headcount and increased commissions, a $0.5 million increase in promotional costs, including the costs for certain sales and marketing programs, a $0.5 million increase in travel costs and a $0.5 million increase in outside services. These increases were partially offset by a $1.6 million decrease in amortization of purchased intangible assets due to an intangible asset becoming fully amortized during fiscal 2010.
     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.0 million for the three months ended September 26, 2010 from $7.8 million for the three months ended September 27, 2009.
     General and administrative expenses increased to $16.5 million for the six months ended September 26, 2010 from $16.1 million for the six months ended September 27, 2009.
     Special Charges. During the six months ended September 26, 2010, we recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions.
     During the six months ended September 27, 2009, we recorded special charges of $0.9 million related to our acquisition of NetXen, Inc (NetXen). The special charges consisted of exit costs related to the former NetXen leased facility that we vacated and severance benefits for involuntarily terminated employees.
     Unpaid exit costs related to leased facilities, including the exit costs recorded prior to fiscal 2011, totaled $2.7 million as of September 26, 2010 and are expected to be paid over the terms of the related agreements through fiscal 2018. As of September 26, 2010, all severance benefits had been paid.
Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
		(In millions)
Interest income	$0.8	$1.4	$1.9	$3.0
Net gains on investment securities	1.0	0.9	1.7	2.1
Other	—	—	(0.1)	0.2

	$1.8	$2.3	$3.5	$5.3

     Interest income is earned on our portfolio of investment securities and cash equivalents. The decrease in interest income for the three and six months ended September 26, 2010 from the corresponding periods in the prior year was primarily due to a decline in interest rates and a decline in the balance of our investment securities.
     During the six months ended September 26, 2010, net gains on investment securities were $1.7 million and included $1.4 million of net gains on sales of available-for-sale securities and a $0.3 million gain from distributions of our investments in a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company). During the six months ended September 27, 2009, net gains on investment securities were $2.1 million, principally related to sales of available-for-sale securities.
Income Taxes
     Our effective income tax rate was 17% and 27% for the six months ended September 26, 2010 and September 27, 2009, respectively. The decrease in our effective tax rate for the six months ended September 26, 2010 as compared to the six months ended

September 27, 2009 is primarily due to higher income generated from our foreign operations, which are taxed at more favorable rates, partially offset by a reduced research credit as a result of the suspension of the federal benefit as of December 31, 2009. We expect the annual effective tax rate for fiscal 2011 to approximate 17% as compared to our actual annual effective tax rate of 50% for fiscal 2010. Our estimated annual effective tax rate for fiscal 2011 is favorably impacted by higher income generated from our foreign operations, which are taxed at more favorable rates. Our fiscal 2010 annual effective tax rate was impacted by a $29.7 million tax charge in the fourth quarter of fiscal 2010 related to an amendment of a technology license agreement with one of our international subsidiaries. As a result of the amendment, we determined that all payment obligations under the license agreement had been satisfied.
     Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.
     Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, examinations by tax authorities, stock-based compensation, tax legislation related to the expiration or reinstatement of federal research credits, and uncertain tax positions.
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities decreased to $304.0 million at September 26, 2010 from $375.7 million at March 28, 2010. As of September 26, 2010 and March 28, 2010, our international subsidiaries held 61% and 47%, respectively, of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries consist primarily of U.S. dollar denominated cash, money market and certificate of deposit accounts. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.
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
     Cash provided by operating activities increased to $57.3 million for the six months ended September 26, 2010 from $48.6 million for the six months ended September 27, 2009. Operating cash flow for the six months ended September 26, 2010 reflects our net income of $55.4 million and net non-cash charges of $39.8 million, partially offset by a net increase in the non-cash components of working capital of $37.9 million. The increase in the non-cash components of working capital was primarily due to a $13.2 million increase in accounts receivable, an $8.7 million decrease in accrued taxes, a $6.4 million decrease in accounts payable and a $5.5 million increase in inventories. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The decreases in accrued taxes and accounts payable were primarily due to the timing of payment obligations. The increase in inventories was due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products.
     Cash provided by investing activities was $73.7 million for the six months ended September 26, 2010 and consisted primarily of $59.2 million of net proceeds from sales and maturities of available-for-sale securities and $23.8 million of proceeds from redemptions of auction rate securities (ARS) at par value, partially offset by $9.7 million of purchases of property and equipment. During the six months ended September 27, 2009, cash used in investing activities was $35.4 million and consisted of $16.8 million of net purchases of available-for-sale securities, $14.8 million for the acquisition of NetXen (net of cash acquired), and $12.6 million of purchases of property and equipment, partially offset by $8.8 million of proceeds from redemptions of ARS at par value.
     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $121.1 million for the six months ended September 26, 2010 consisted of our purchase of $124.0 million of common stock under our stock repurchase programs and $5.9 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $8.8 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the six months ended September 27, 2009, cash used in financing activities of $63.6 million consisted primarily of our purchase of $67.4 million of common stock under our stock repurchase program and $2.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $7.2 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.
     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.75 billion of our outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of our outstanding common stock. As of September 26, 2010, we had repurchased a total of 99.7 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.57 billion. During the six months ended September 26, 2010, we repurchased 7.2 million shares for an aggregate purchase price of $123.4 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $181.0 million as of September 26, 2010.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 26, 2010, and their impact on our cash flows in future fiscal years, is as follows:

	2011
	(Remaining
	six months)	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Operating leases	$3.4	$5.6	$3.8	$3.7	$2.8	$5.9	$25.2
Non-cancelable purchase obligations	63.6	—	—	—	—	—	63.6

Total	$67.0	$5.6	$3.8	$3.7	$2.8	$5.9	$88.8

     The amount of unrecognized tax benefits, including related accrued interest and penalties, was $66.8 million at September 26, 2010. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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
     For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements that contain a limited right to return unsold product and price protection provisions. These return rights and price protection provisions limit our ability to reasonably estimate product returns and the final price of the inventory sold to distributors. As a result, the price to the customer is not fixed or determinable at the time products are delivered to distributors. Accordingly, we recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, we provide standard incentive programs to our customers. We account for our competitive pricing incentives, which generally reflect front-end price adjustments, as a reduction of revenue at the time of sale, and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, we record provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Service and other revenue is recognized when earned and receipt is reasonably assured.
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
Income Taxes
     We utilize the asset and liability method of accounting for income taxes. Income tax positions taken or expected to be taken in a tax return should be recognized in the first reporting period that it is more likely than not the tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We record potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
Recently Issued Accounting Standards Not Yet Effective
     In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, which provides amendments to Accounting Standards Codification (ASC) Topic 605 “Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 replaces and significantly changes certain guidance in ASC Topic 605. ASU No. 2009-13 modifies the separation criteria of ASC Subtopic 605-25 for revenue arrangements with multiple deliverables by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. ASU No. 2009-13 also eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact ASU No. 2009-13 will have on our consolidated results of operations and financial position.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 26, 2010, the carrying value of our cash and cash equivalents approximates fair value.
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
     In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of September 26, 2010 consists of $103.9 million of securities that are classified as available-for-sale. As of September 26, 2010, we had gross unrealized losses associated with our available-for-sale securities of less than $0.1 million that were determined by management to be temporary in nature.
     We do not use derivative financial instruments.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 26, 2010. There was no change in our internal control over financial reporting during our quarter ended September 26, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1A. Risk Factors
     We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 28, 2010, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 28, 2010.
Our operating results may be adversely affected by unfavorable economic and market conditions.
     The United States and other countries around the world have experienced, and may continue to experience, economic weakness and uncertainty. Economic uncertainty has adversely affected, and in the future may adversely affect, information technology, or IT, spending rates. Reductions in IT spending rates could result in longer sales cycles, increased inventory provisions, increased production costs, lower prices for our products and reduced sales volumes, which could negatively impact our revenue and operating results.
     As a result of worldwide economic uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. Portions of our expenses are fixed and others are tied to expected levels of revenue. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected until such expenses are reduced to an appropriate level. We may not be able to identify and implement appropriate cost savings in a timely manner.
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
     Fluctuations in our quarterly operating results may also be the result of:
•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	industry consolidation among both our competitors and our customers;

•	customer policies pertaining to desired inventory levels of our products;

•	sales discounts and customer incentives;

•	the availability and sale of new products;

•	changes in our average selling prices;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer, or OEM, customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	the timing of revenue recognition and revenue deferrals;

•	gains or losses related to our investment securities;

•	changes in accounting rules or our accounting policies;

•	general economic and other conditions affecting the timing of customer orders and capital spending; or

•	changes in the global economy that impact IT spending.
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
We expect gross margin to vary over time and our recent level of gross margin may not be sustainable.
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
We depend on a small number of customers and any decrease in revenues from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83% and 87% of net revenues for the six months ended September 26, 2010 and September 27, 2009, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, accounted for over 40% of net revenues during the six months ended September 26, 2010 and September 27, 2009. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, worldwide economic uncertainty may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
     Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, customer incentives and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be achieved. If we are unable to achieve such cost reductions, our gross margins could decline and such a decline could have a material adverse effect on our business, financial condition or results of operations.
     The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. There is also a potential that one of our large customers could acquire one of our current competitors. In either case, demand for our products could decrease as a result of such industry consolidation, which could have a material adverse effect on our business, financial condition or results of operations.

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
     In addition, because our customers require us to maintain products at hub locations near their facilities, it is difficult for us to predict sales trends. Our uneven sales pattern also makes it extremely difficult to predict the demand of our customers and adjust manufacturing capacity accordingly. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or at an increased cost, which could have a material adverse effect on quarterly revenues and earnings.
Competition within the markets for our products is intense and includes various established competitors.
     The markets for networking infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, HPC and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter market, our primary competitor is Emulex Corporation, with Brocade Communications Systems, Inc. also participating. In the iSCSI adapter market, our primary competitor is Broadcom Corporation and we also compete indirectly with companies offering software initiator solutions. In the 10Gb Ethernet adapter market, which includes converged networking products, we compete with Emulex Corporation, Brocade Communications Systems, Inc., Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand adapter and switch markets, we compete primarily with Mellanox Technologies, Ltd. and Voltaire Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.
     We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved features. While we continue to devote significant resources to engineering and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. In addition, while relatively few competitors offer a full range of storage, HPC and converged networking infrastructure products, additional domestic and foreign manufacturers may increase their presence in these markets either through the development of new products or through industry consolidation. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, our future operating results may be materially and adversely affected.
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
     Third-party subcontractors located outside the United States assemble and test certain products for us. To the extent that we rely on third-party subcontractors to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. If any of these subcontractors experience capacity constraints or financial difficulties, suffer damage to their facilities, experience power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner.
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
     As of September 26, 2010, we held short-term investment securities totaling $103.9 million. We invest primarily in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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
     We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, examinations by tax authorities, stock-based compensation, uncertain tax positions and newly enacted tax legislation. For example, proposed changes to certain U.S. tax rules for U.S. corporations doing business outside the United States include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and accelerating taxes related to certain transfers of intangible assets offshore. In addition, the current expiration of the research credit may impact the tax rate in future periods. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities which may result in the assessment of additional income taxes, and our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

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
     International revenues accounted for 54% and 53% of our net revenues for the six months ended September 26, 2010 and September 27, 2009, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
•	a greater difficulty of administering and managing our business globally;

•	compliance with multiple, and potentially conflicting, regulatory requirements, such as import or export requirements, tariffs and other barriers;

•	less effective intellectual property protections outside of the United States;

•	currency fluctuations;

•	overlapping or differing tax structures;

•	political and economic instability, including terrorism and war; and

•	general trade restrictions.
     As of September 26, 2010, our international subsidiaries held 61% of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries consist primarily of U.S. dollar denominated cash, money market and certificate of deposit accounts. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.
     Our international sales are invoiced in U.S. dollars and, accordingly, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to such foreign customers could result in decreased sales. In addition, a significant portion of our inventory is purchased from international suppliers, who invoice us in U.S. dollars. If the relative value of the U.S. dollar in comparison to the currency of our foreign suppliers should decrease, our suppliers may increase prices, which could result in a decline of our gross margin. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations.

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
We may engage in mergers, acquisitions and strategic investments and these activities could adversely affect our results of operations and stock price.
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
     Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. We recently announced plans to transition H.K. Desai, our current Chief Executive Officer, to Executive Chairman, and Simon Biddiscombe, our current Chief Financial Officer, to Chief Executive Officer. Our retention of both Mr. Desai and Mr. Biddiscombe in their current and planned future roles, and the management of this leadership transition, is particularly important to our business. In addition, we are currently conducting a search for a new Chief Financial Officer to replace Mr. Biddiscombe upon his planned appointment to Chief Executive Officer. If we lose the services of Mr. Desai, Mr. Biddiscombe or other key personnel, fail to effectively manage this executive transition or do not hire or retain other personnel for key positions, our business could be adversely affected.
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
     We continually seek ways to increase the energy efficiency of our products. Recent analyses have estimated the amount of global carbon emissions that are due to information technology products. As a result, governmental and non-governmental organizations have turned their attention to development of regulations and standards to drive technological improvements and reduce the amount of carbon emissions. There is a risk that these regulations or standards, once developed, will not fully address the complexity of the technology developed by the IT industry or will favor certain technological approaches that we do not currently utilize. Depending on the regulations or standards that are ultimately adopted, compliance could adversely affect our business, results of operations or financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2008, our Board of Directors approved a program to repurchase up to $300 million of our common stock over a two-year period. In August 2010, our Board of Directors approved a new program to repurchase up to an additional $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2011 under these programs.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
June 28, 2010 — July 25, 2010	1,067,000	$17.77	1,067,000	$32,937,000
July 26, 2010 — August 22, 2010	1,814,800	$15.62	1,814,800	$4,595,000
August 23, 2010 — September 26, 2010	1,487,600	$15.86	1,487,600	$181,000,000

Total	4,369,400	$16.23	4,369,400	$181,000,000

     We previously purchased 15.6 million shares under the November 2008 program for an aggregate purchase price of $248.1 million.

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
Date: October 29, 2010

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