Form 10-Q
period 2010-12-26
QLOGIC CORP
filed 2011-02-02
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 28, 2011, 105,390,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
QLOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26,	March 28,
	2010	2010
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$106,292	$190,308
Short-term investment securities	236,882	185,365
Accounts receivable, less allowance for doubtful accounts of $1,659 and $1,505 as of December 26, 2010 and March 28, 2010, respectively	83,916	73,301
Inventories	25,857	19,403
Deferred tax assets	14,758	10,976
Other current assets	22,950	9,845

Total current assets	490,655	489,198
Property and equipment, net	78,666	83,496
Goodwill	119,748	119,748
Purchased intangible assets, net	14,013	17,394
Deferred tax assets	25,966	36,917
Other assets	2,909	3,984

	$731,957	$750,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,574	$36,766
Accrued compensation	22,558	22,727
Accrued taxes	3,745	2,633
Deferred revenue	10,424	9,240
Other current liabilities	5,855	11,069

Total current liabilities	74,156	82,435
Accrued taxes	61,268	70,577
Deferred revenue	5,532	7,401
Other liabilities	6,132	6,985

Total liabilities	147,088	167,398

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 207,604,000 and 204,893,000 shares issued as of December 26, 2010 and March 28, 2010, respectively	208	205
Additional paid-in capital	830,251	778,853
Retained earnings	1,354,449	1,248,675
Accumulated other comprehensive income	448	1,206
Treasury stock, at cost: 101,538,000 and 92,586,000 shares as of December 26, 2010 and March 28, 2010, respectively	(1,600,487)	(1,445,600)

Total stockholders’ equity	584,869	583,339

	$731,957	$750,737

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(Unaudited; In thousands, except per share amounts)
Net revenues	$155,771	$149,122	$444,909	$403,354
Cost of revenues	53,000	53,020	153,112	145,258

Gross profit	102,771	96,102	291,797	258,096

Operating expenses:
Engineering and development	33,148	33,978	100,649	102,294
Sales and marketing	20,103	18,812	60,953	58,268
General and administrative	9,061	8,780	25,560	24,923
Special charges	—	—	931	848

Total operating expenses	62,312	61,570	188,093	186,333

Operating income	40,459	34,532	103,704	71,763
Interest and other income, net	773	1,736	4,258	6,996

Income before income taxes	41,232	36,268	107,962	78,759
Income taxes	(9,107)	7,620	2,188	18,985

Net income	$50,339	$28,648	$105,774	$59,774

Net income per share:
Basic	$0.48	$0.25	$0.97	$0.51

Diluted	$0.47	$0.25	$0.96	$0.51

Number of shares used in per share calculations:
Basic	105,830	114,695	108,492	116,935

Diluted	107,327	116,479	110,032	117,965

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 26,	December 27,
	2010	2009
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$105,774	$59,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,612	23,912
Stock-based compensation	27,111	27,425
Amortization of acquisition-related intangible assets	3,467	6,719
Deferred income taxes	6,810	4,554
Net gains on investment securities	(2,021)	(2,639)
Other non-cash items	1,435	1,169
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,769)	(17,378)
Inventories	(6,454)	19,503
Other assets	841	148
Accounts payable	(6,232)	(2,446)
Accrued compensation	405	(9,505)
Accrued taxes	(21,068)	(19,359)
Deferred revenue	(685)	1,295
Other liabilities	(3,968)	(695)

Net cash provided by operating activities	117,258	92,477

Cash flows from investing activities:
Purchases of available-for-sale securities	(221,884)	(213,704)
Proceeds from sales and maturities of available-for-sale securities	146,840	175,513
Proceeds from disposition of trading securities	23,800	10,525
Distributions from other investment securities	329	3,076
Purchases of property and equipment	(17,881)	(17,605)
Acquisition of business, net of cash acquired	—	(14,931)

Net cash used in investing activities	(68,796)	(57,126)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	29,637	18,966
Excess tax benefits from stock-based awards	1,610	(154)
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,739)	(2,833)
Purchases of treasury stock	(156,986)	(108,976)
Payoff of line of credit assumed in acquisition	—	(934)

Net cash used in financing activities	(132,478)	(93,931)

Net decrease in cash and cash equivalents	(84,016)	(58,580)
Cash and cash equivalents at beginning of period	190,308	203,722

Cash and cash equivalents at end of period	$106,292	$145,142

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010. The results of operations for the three and nine months ended December 26, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.
Note 2. Investment Securities
     Components of investment securities are as follows:

	December 26,	March 28,
	2010	2010
	(In thousands)
Available-for-sale securities	$236,882	$161,609
Trading securities	—	23,756

	$236,882	$185,365

     Available-For-Sale Securities
     The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 26, 2010
U.S. government and agency securities	$62,726	$160	$(298)	$62,588
Corporate debt obligations	134,094	1,154	(458)	134,790
Asset and mortgage-backed securities	20,023	336	(27)	20,332
Municipal bonds	17,515	9	(24)	17,500
Non-U.S. government and agency securities	1,674	—	(2)	1,672

	$236,032	$1,659	$(809)	$236,882

March 28, 2010
U.S. government and agency securities	$37,677	$326	$(27)	$37,976
Corporate debt obligations	81,424	1,600	(21)	83,003
Asset and mortgage-backed securities	18,721	410	(16)	19,115
Municipal bonds	5,923	3	(3)	5,923

Total debt securities	143,745	2,339	(67)	146,017
Certificates of deposit	15,592	—	—	15,592

	$159,337	$2,339	$(67)	$161,609

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amortized cost and estimated fair value of debt securities included in available-for-sale securities as of December 26, 2010, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$65,362	$65,590
Due after one year through three years	118,510	119,030
Due after three years through five years	20,477	20,273
Due after five years	31,683	31,989

	$236,032	$236,882

     The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 26, 2010 and March 28, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 26, 2010
U.S. government and agency securities	$37,430	$(298)	$—	$—	$37,430	$(298)
Corporate debt obligations	71,794	(458)	—	—	71,794	(458)
Asset and mortgage-backed securities	6,155	(27)	—	—	6,155	(27)
Municipal bonds	1,373	(24)	—	—	1,373	(24)
Non-U.S. government and agency securities	1,672	(2)	—	—	1,672	(2)

	$118,424	$(809)	$—	$—	$118,424	$(809)

March 28, 2010
U.S. government and agency securities	$6,661	$(27)	$—	$—	$6,661	$(27)
Corporate debt obligations	11,337	(21)	—	—	11,337	(21)
Asset and mortgage-backed securities	3,557	(16)	—	—	3,557	(16)
Municipal bonds	317	(3)	—	—	317	(3)

	$21,872	$(67)	$—	$—	$21,872	$(67)

     Trading Securities
     The Company’s portfolio of trading securities consists of the following:

	December 26,	March 28,
	2010	2010
	(In thousands)
Auction rate debt securities	$—	$17,951
Auction rate preferred securities	—	4,366
Put options related to auction rate securities	—	1,439

	$—	$23,756

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

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the three months ended June 27, 2010, the Company received $9.3 million of proceeds in connection with the redemption of certain ARS by the respective issuers. On June 30, 2010, the Company exercised the ARS Rights and sold all of its remaining ARS investments to the broker at par for cash totaling $14.5 million.
Note 3. Fair Value Measurements
     Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. A description of the three levels of inputs is as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     Assets measured at fair value on a recurring basis as of December 26, 2010 and March 28, 2010 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 26, 2010
Cash and cash equivalents	$103,218	$3,074	$—	$106,292

Investment securities:
U.S. government and agency securities	62,588	—	—	62,588
Corporate debt obligations	—	134,790	—	134,790
Asset and mortgage-backed securities	—	20,332	—	20,332
Municipal bonds	—	17,500	—	17,500
Non-U.S. government and agency securities	—	1,672	—	1,672

	$165,806	$177,368	$—	$343,174

March 28, 2010
Cash and cash equivalents	$190,308	$—	$—	$190,308

Investment securities:
U.S. government and agency securities	37,976	—	—	37,976
Corporate debt obligations	—	83,003	—	83,003
Asset and mortgage-backed securities	—	19,115	—	19,115
Municipal bonds	—	5,923	—	5,923
Certificates of deposit	15,592	—	—	15,592
Auction rate debt securities	—	—	17,951	17,951
Auction rate preferred securities	—	—	4,366	4,366
Put options related to auction rate securities	—	—	1,439	1,439

	$243,876	$108,041	$23,756	$375,673

     The Company’s investments classified within Level 2 were primarily valued based on valuations obtained from a third-party pricing service. To estimate fair value, the pricing service utilizes industry standard valuation models, including both income and market-based approaches for which all significant inputs are observable either directly or indirectly. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

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
     There were no changes in Level 3 assets measured at fair value during the three months ended December 26, 2010. A summary of the changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended December 26, 2010 is as follows:

	Balance	Total Realized	Sales and Other	Balance
Nine Months Ended December 26, 2010	March 28, 2010	Gains (Losses)	Settlements	December 26, 2010
	(In thousands)
Auction rate debt securities	$17,951	$1,299	$(19,250)	$—
Auction rate preferred securities	4,366	184	(4,550)	—
Put options related to auction rate securities	1,439	(1,439)	—	—

	$23,756	$44	$(23,800)	$—

Note 4. Inventories
     Components of inventories are as follows:

	December 26,	March 28,
	2010	2010
	(In thousands)
Raw materials	$5,964	$6,693
Finished goods	19,893	12,710

	$25,857	$19,403

Note 5. Treasury Stock
     Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.75 billion of the Company’s outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of the Company’s outstanding common stock. During the nine months ended December 26, 2010, the Company purchased 9.0 million shares of its common stock for an aggregate purchase price of $154.9 million. As of December 26, 2010, the Company had purchased a total of 101.5 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.6 billion.
     Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Note 6. Stock-Based Compensation
     During the nine months ended December 26, 2010, the Company granted options to purchase 2.7 million shares of common stock and 0.9 million restricted stock units with weighted average grant date fair values of $6.64 and $17.78 per share, respectively.
     A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$599	$650	$1,962	$2,039
Engineering and development	3,714	4,508	12,692	14,122
Sales and marketing	1,824	1,629	5,866	5,230
General and administrative	2,382	1,955	6,591	6,034

	$8,519	$8,742	$27,111	$27,425

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7. Special Charges
     During the nine months ended December 26, 2010, the Company recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions. As of December 26, 2010, all severance benefits had been paid.
Note 8. Income Taxes
     The Company’s provision (benefit) for income taxes was $(9.1) million and $2.2 million for the three and nine months ended December 26, 2010, respectively, and $7.6 million and $19.0 million for the three and nine months ended December 27, 2009, respectively.
     The effective income tax rate was 2% and 24% for the nine months ended December 26, 2010 and December 27, 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, establishing or resolving tax contingencies, and other discrete tax related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.
     The effective income tax rate during the three and nine months ended December 26, 2010 benefited from a higher portion of the Company’s taxable income generated by its foreign operations, which are taxed at more favorable rates. In addition, during the three and nine months ended December 26, 2010, the Company recorded $14.6 million of third quarter specific income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items.
     The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.
Note 9. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net income	$50,339	$28,648	$105,774	$59,774

Shares:
Weighted-average shares outstanding — basic	105,830	114,695	108,492	116,935
Dilutive potential common shares, using treasury stock method	1,497	1,784	1,540	1,030

Weighted-average shares outstanding — diluted	107,327	116,479	110,032	117,965

Net income per share:
Basic	$0.48	$0.25	$0.97	$0.51

Diluted	$0.47	$0.25	$0.96	$0.51

     Stock-based awards, including stock options and restricted stock units, representing an aggregate of 13.3 million and 15.1 million shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 26, 2010, respectively, and stock-based awards representing an aggregate of 18.1 million and 23.7 million shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 27, 2009, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

QLOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Comprehensive Income
     Components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(In thousands)
Net income	$50,339	$28,648	$105,774	$59,774
Other comprehensive income:
Change in unrealized gains/losses on investment securities, net of income taxes	(835)	16	(758)	529

	$49,504	$28,664	$105,016	$60,303

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Third Quarter Financial Highlights and Other Information
     The key factors and significant events that impacted our financial performance during the third quarter of fiscal 2011 are as follows:
•	Net revenues of $155.8 million for the third quarter of fiscal 2011 increased sequentially by $9.3 million, or 6%, from $146.5 million in the second quarter of fiscal 2011. Revenues from Host Products of $113.5 million for the third quarter of fiscal 2011 increased sequentially by $9.3 million, or 9%, from $104.2 million in the second quarter of fiscal 2011. Revenues from Network Products of $28.9 million for the third quarter of fiscal 2011 increased sequentially by $1.7 million, or 6%, from $27.2 million in the second quarter of fiscal 2011.

•	Gross profit as a percentage of net revenues increased to 66.0% for the third quarter of fiscal 2011 from 65.6% in the second quarter of fiscal 2011.
•	Operating income as a percentage of net revenues increased to 26.0% for the third quarter of fiscal 2011 from 23.8% in the second quarter of fiscal 2011.
•	Income taxes were a benefit of $9.1 million for the third quarter of fiscal 2011, compared to an expense of $6.7 million for the second quarter of fiscal 2011. During the third quarter of fiscal 2011, we recorded $14.6 million of third quarter specific income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items.
•	Net income of $50.3 million, or $0.47 per diluted share, in the third quarter of fiscal 2011 increased sequentially from $30.0 million, or $0.28 per diluted share, in the second quarter of fiscal 2011.
•	Cash, cash equivalents and investment securities increased to $343.2 million at December 26, 2010 from $304.0 million at September 26, 2010.
•	Accounts receivable decreased to $83.9 million as of December 26, 2010 from $86.4 million as of September 26, 2010. Days sales outstanding (DSO) in receivables decreased to 49 days as of December 26, 2010 from 54 days as of September 26, 2010.
•	Inventories were $25.9 million as of December 26, 2010, compared to $24.9 million as of September 26, 2010. Our annualized inventory turns increased to 8.2 turns in the third quarter of fiscal 2011 from 8.1 turns in the second quarter of fiscal 2011.
Results of Operations
Net Revenues
     A summary of our net revenues by product category is as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(Dollars in millions)
Net revenues:
Host Products	$113.5	$110.4	$320.1	$292.8
Network Products	28.9	27.4	81.8	76.9
Silicon Products	10.7	8.7	34.9	25.7
Service and other	2.7	2.6	8.1	8.0

	$155.8	$149.1	$444.9	$403.4

Percentage of net revenues:
Host Products	73%	74%	72%	73%
Network Products	18	18	18	19
Silicon Products	7	6	8	6
Service and other	2	2	2	2

	100%	100%	100%	100%

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

     Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 4% to $155.8 million for the three months ended December 26, 2010 from $149.1 million for the three months ended December 27, 2009. This increase was primarily the result of a $3.1 million, or 3%, increase in revenue from Host Products; a $1.5 million, or 6%, increase in revenue from Network Products; and a $2.0 million, or 23%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Network Products was primarily due to a 17% increase in the quantity of switches sold, partially offset by an 8% decrease in the average selling prices of these products. The increase in revenue from Silicon Products was primarily due to an increase in the quantity of chips sold. Net revenues for the three months ended December 26, 2010 included $2.7 million of service and other revenues compared with $2.6 million of service and other revenues for the three months ended December 27, 2009. We do not expect service and other revenues to be significant to our overall revenues.
     Net revenues increased 10% to $444.9 million for the nine months ended December 26, 2010 from $403.4 million for the nine months ended December 27, 2009. This increase was primarily the result of a $27.3 million, or 9%, increase in revenue from Host Products; a $4.9 million, or 6%, increase in revenue from Network Products; and a $9.2 million, or 36%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Network Products was primarily due to a 13% increase in the quantity of switches sold, partially offset by a 5% decrease in the average selling prices of these products. The increase in revenue from Silicon Products was due primarily to an increase in the quantity of chips sold.
     A small number of our customers account for a substantial portion of our net revenues and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84% and 88% of net revenues during the nine months ended December 26, 2010 and December 27, 2009, respectively.
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
     Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(In millions)
United States	$65.7	$66.5	$198.2	$185.9
Asia-Pacific and Japan	43.4	37.6	120.8	100.4
Europe, Middle East and Africa	36.3	35.5	99.6	91.7
Rest of the world	10.4	9.5	26.3	25.4

	$155.8	$149.1	$444.9	$403.4

     Revenues by geographic area are presented based upon the country of destination, which is not necessarily indicative of the location of the ultimate end-user of our products. No individual country other than the United States and China represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $23.9 million and $64.1 million for the three and nine months ended December 26, 2010, respectively, and $22.2 million and $54.4 million for the three and nine months ended December 27, 2009, respectively.
Gross Profit
     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(Dollars in millions)
Gross profit	$102.8	$96.1	$291.8	$258.1
Percentage of net revenues	66.0%	64.4%	65.6%	64.0%

     Gross profit for the three months ended December 26, 2010 increased $6.7 million, or 7%, from gross profit for the three months ended December 27, 2009. The gross profit percentage for the three months ended December 26, 2010 was 66.0% and increased from 64.4% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to higher volumes to absorb manufacturing costs and a $0.6 million decrease in amortization of purchased intangible assets.
     Gross profit for the nine months ended December 26, 2010 increased $33.7 million, or 13%, from gross profit for the nine months ended December 27, 2009. The gross profit percentage for the nine months ended December 26, 2010 was 65.6% and increased from 64.0% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to higher volumes to absorb manufacturing costs and a $1.7 million decrease in amortization of purchased intangible assets.
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
Operating Expenses
     Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(Dollars in millions)
Operating expenses:
Engineering and development	$33.1	$34.0	$100.6	$102.3
Sales and marketing	20.1	18.8	61.0	58.3
General and administrative	9.1	8.8	25.6	24.9
Special charges	—	—	0.9	0.8

	$62.3	$61.6	$188.1	$186.3

Percentage of net revenues:
Engineering and development	21.3%	22.8%	22.6%	25.4%
Sales and marketing	12.9	12.6	13.7	14.4
General and administrative	5.8	5.9	5.8	6.2
Special charges	—	—	0.2	0.2

	40.0%	41.3%	42.3%	46.2%

     Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended December 26, 2010, engineering and development expenses decreased to $33.1 million from $34.0 million for the three months ended December 27, 2009. The decrease was primarily due to a $1.6 million decrease in outside service costs related to new product development and a $0.8 million decrease in stock-based compensation, partially offset by a $1.8 million increase in cash compensation and related employee benefit costs primarily due to an increase in headcount.
     During the nine months ended December 26, 2010, engineering and development expenses decreased to $100.6 million from $102.3 million for the nine months ended December 27, 2009. The decrease was primarily due to a $3.0 million decrease in outside service costs related to new product development, a $1.4 million decrease in stock-based compensation and a $1.0 million decrease in occupancy and related computer support costs, partially offset by a $3.7 million increase in cash compensation and related employee benefit costs primarily due to an increase in headcount.
     We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $20.1 million for the three months ended December 26, 2010 from $18.8 million for the three months ended December 27, 2009. The increase in sales and marketing expenses was primarily due to a $1.0 million increase in cash compensation and related employee benefit costs, primarily due to higher headcount and increased commissions.
     Sales and marketing expenses increased to $61.0 million for the nine months ended December 26, 2010 from $58.3 million for the nine months ended December 27, 2009. The increase in sales and marketing expenses was primarily due to a $2.4 million increase in cash compensation and related employee benefit costs, primarily due to higher headcount and increased commissions, a $0.8 million increase in promotional costs, including the costs for certain sales and marketing programs, and a $0.7 million increase in travel costs. These increases were partially offset by a $1.9 million decrease in amortization of purchased intangible assets due to an intangible asset becoming fully amortized during fiscal 2010.
     We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.
     General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $9.1 million for the three months ended December 26, 2010 from $8.8 million for the three months ended December 27, 2009.
     General and administrative expenses increased to $25.6 million for the nine months ended December 26, 2010 from $24.9 million for the nine months ended December 27, 2009. The increase in general and administrative expenses was primarily due to a $1.3 million increase in cash compensation and related employee benefit costs, partially offset by a $0.6 million decrease in outside services.
     Special Charges. During the nine months ended December 26, 2010, we recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions.
     During the nine months ended December 27, 2009, we recorded special charges of $0.8 million related to our acquisition of NetXen, Inc. (NetXen). The special charges consisted of exit costs related to the former NetXen leased facility that we vacated and severance benefits for involuntarily terminated employees.
     Unpaid exit costs related to leased facilities, including the exit costs recorded prior to fiscal 2011, totaled $2.3 million as of December 26, 2010 and are expected to be paid over the terms of the related agreements through fiscal 2018. As of December 26, 2010, all severance benefits had been paid.
Interest and Other Income, Net
     Components of our interest and other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
	(In millions)
Interest income	$0.8	$1.2	$2.7	$4.2
Net gains on investment securities	0.3	0.5	2.0	2.6
Other	(0.3)	—	(0.4)	0.2

	$0.8	$1.7	$4.3	$7.0

     Interest income is earned on our portfolio of investment securities and cash equivalents. The decrease in interest income for the three and nine months ended December 26, 2010 from the corresponding periods in the prior year was primarily due to a decline in interest rates and a decline in the average balance of our investment securities.

Income Taxes
     Our provision (benefit) for income taxes was $(9.1) million and $2.2 million for the three and nine months ended December 26, 2010, respectively, and $7.6 million and $19.0 million for the three and nine months ended December 27, 2009, respectively.
     Our effective income tax rate was 2% and 24% for the nine months ended December 26, 2010 and December 27, 2009, respectively. The decrease in our effective tax rate for the nine months ended December 26, 2010 as compared to the nine months ended December 27, 2009 was due to a higher portion of our taxable income generated by our foreign operations, which are taxed at more favorable rates. In addition, during the three and nine months ended December 26, 2010, we recorded $14.6 million of third quarter specific income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items. We expect the annual effective tax rate for fiscal 2011 to approximate 5% as compared to our actual annual effective tax rate of 50% for fiscal 2010. Our fiscal 2010 annual effective tax rate was impacted by a $29.7 million tax charge in the fourth quarter of fiscal 2010 related to an amendment of a technology license agreement with one of our international subsidiaries. As a result of the amendment, we determined that all payment obligations under the license agreement had been satisfied.
     Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.
     Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, examinations by tax authorities, stock-based compensation and uncertain tax positions.
Liquidity and Capital Resources
     Our combined balances of cash, cash equivalents and investment securities decreased to $343.2 million at December 26, 2010 from $375.7 million at March 28, 2010. As of December 26, 2010 and March 28, 2010, our international subsidiaries held 60% and 47%, respectively, of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries as of December 26, 2010 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.
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
     Cash provided by operating activities increased to $117.3 million for the nine months ended December 26, 2010 from $92.5 million for the nine months ended December 27, 2009. Operating cash flow for the nine months ended December 26, 2010 reflects our net income of $105.8 million and net non-cash charges of $59.4 million, partially offset by a net increase in the non-cash components of working capital of $47.9 million. The increase in the non-cash components of working capital was primarily due to a $21.1 million decrease in accrued taxes, a $10.8 million increase in accounts receivable, a $6.5 million increase in inventories and a $6.2 million decrease in accounts payable. The decrease in accrued taxes was primarily due to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and the timing of payment obligations. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The increase in inventories was primarily due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products. The decrease in accounts payable was primarily due to the timing of payment obligations.
     Cash used in investing activities was $68.8 million for the nine months ended December 26, 2010 and consisted primarily of $75.0 million of net purchases of available-for-sale securities and $17.9 million of purchases of property and equipment, partially offset by $23.8 million of proceeds from redemptions of auction rate securities (ARS) at par value. During the nine months ended December 27, 2009, cash used in investing activities was $57.1 million and consisted primarily of $38.2 million of net purchases of available-for-sale securities, $17.6 million of purchases of property and equipment and $14.9 million for the acquisition of NetXen (net of cash acquired), partially offset by $10.5 million of proceeds from redemptions of ARS at par value.

     As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.
     Cash used in financing activities of $132.5 million for the nine months ended December 26, 2010 consisted of our purchase of $157.0 million of common stock under our stock repurchase programs and $6.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $31.2 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the nine months ended December 27, 2009, cash used in financing activities of $93.9 million consisted primarily of our purchase of $109.0 million of common stock under our stock repurchase program and $2.8 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $18.8 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.
     Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.75 billion of our outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of our outstanding common stock. As of December 26, 2010, we had repurchased a total of 101.5 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.6 billion. During the nine months ended December 26, 2010, we repurchased 9.0 million shares for an aggregate purchase price of $154.9 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $149.5 million as of December 26, 2010.
     We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 26, 2010, and their impact on our cash flows in future fiscal years, is as follows:

	2011
	(Remaining
	three months)	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Operating leases	$1.6	$5.6	$4.2	$4.1	$3.1	$5.9	$24.5
Non-cancelable purchase obligations	57.1	6.7	—	—	—	—	63.8

	$58.7	$12.3	$4.2	$4.1	$3.1	$5.9	$88.3

     The amount of unrecognized tax benefits, including related accrued interest and penalties, was $61.3 million as of December 26, 2010. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, including the current economic environment, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the accounting policies described below to be our most critical accounting policies. These accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.
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
Investment Securities
     Investment securities include available-for-sale securities, trading securities and other investment securities. Our investment securities are classified in the consolidated balance sheets based on the nature of the security and the availability for use in current operations.
     Available-for-sale securities are recorded at fair value, based on quoted market prices or other observable inputs. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized.
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

     We recognize an impairment charge on available-for-sale securities when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, we would recognize the entire impairment in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment and the portion of any impairment that is due to a credit loss. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.
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
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 26, 2010, the carrying value of our cash and cash equivalents approximates fair value.
     We maintain a portfolio of investment securities consisting primarily of U.S. government and agency securities, corporate debt obligations, asset and mortgage-backed securities and municipal bonds, the majority of which have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term nature of our investment portfolio we do not believe that we are subject to material interest rate risk.
     In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of December 26, 2010 consists of $236.9 million of securities that are classified as available-for-sale. As of December 26, 2010, we had gross unrealized losses associated with our available-for-sale securities of $0.8 million that were determined by management to be temporary in nature.
     We do not use derivative financial instruments.

Item 4.	Controls and Procedures
     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 26, 2010. There was no change in our internal control over financial reporting during our quarter ended December 26, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We believe that to remain competitive, we will need to continue to develop new products, which will require significant investment. Our competitors may be developing alternative technologies, which may adversely affect the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for these technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.
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
     A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84% and 88% of net revenues for the nine months ended December 26, 2010 and December 27, 2009, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, accounted for over 40% of net revenues during the nine months ended December 26, 2010 and December 27, 2009. We are also subject to credit risk associated with the concentration of our accounts receivable. In addition, worldwide economic uncertainty may impact the businesses of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
     Our customers generally order products through written purchase orders as opposed to long-term supply contracts and, therefore, are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the terms, including pricing, customer incentives and payment terms, which could have a material adverse effect on our business, financial condition or results of operations. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be achieved. If we are unable to achieve these cost reductions, our gross margins could decline and such a decline could have a material adverse effect on our business, financial condition or results of operations.
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
     Third-party subcontractors located outside the United States assemble and test certain products for us. To the extent that we rely on third-party subcontractors to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. If a subcontractor experiences capacity constraints or financial difficulties, suffers damage to their facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner.
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
     As of December 26, 2010, we held short-term investment securities totaling $236.9 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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
     We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, examinations by tax authorities, stock-based compensation, uncertain tax positions and newly enacted tax legislation. For example, proposed changes to certain U.S. tax rules for U.S. corporations doing business outside the United States include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and accelerating taxes related to certain transfers of intangible assets offshore. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities which may result in the assessment of additional income taxes, and our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

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
     International revenues accounted for 55% and 54% of our net revenues for the nine months ended December 26, 2010 and December 27, 2009, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:
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
     As of December 26, 2010, our international subsidiaries held 60% of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.
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
     Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. Simon Biddiscombe, our former Chief Financial Officer, was recently appointed Chief Executive Officer and H. K. Desai, our former Chief Executive Officer, was appointed Executive Chairman. Our retention of both Mr. Biddiscombe and Mr. Desai and the management of this leadership transition are particularly important to our business. In addition, we are currently conducting a search for a new Chief Financial Officer to replace Mr. Biddiscombe. If we lose the services of Mr. Biddiscombe, Mr. Desai or other key personnel, fail to effectively manage this executive transition or do not hire or retain other personnel for key positions, our business could be adversely affected.
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
     Certain of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL), that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distributing that work.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In August 2010, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2011 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
September 27, 2010 — October 24, 2010	578,300	$17.27	578,300	$171,014,000
October 25, 2010 — November 21, 2010	565,400	$17.68	565,400	$161,016,000
November 22, 2010 — December 26, 2010	648,300	$17.74	648,300	$149,513,000

	1,792,000	$17.57	1,792,000	$149,513,000

     We previously purchased 1.2 million shares under the August 2010 program for an aggregate purchase price of $19.0 million.

Item 6. Exhibits
Exhibits

Exhibit No.
10.1
Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and Simon Biddiscombe.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)

10.2
Employment Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)

10.3
Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)

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

QLOGIC CORPORATION

By:	/s/ SIMON BIDDISCOMBE

Simon Biddiscombe
President and Chief Executive Officer

By:	/s/ DOUGLAS D. NAYLOR

Douglas D. Naylor
Vice President of Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 2, 2011

EXHIBIT INDEX

Exhibit No.
10.1
Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and Simon Biddiscombe.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)

10.2
Employment Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)

10.3
Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)

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