Form 10-K
period 2011-04-03
QLOGIC CORP
filed 2011-05-26
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 24, 2010 was $1,798,435,000 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market on such date).

As of May 18, 2011, 104,766,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Item 1.	Business

Introduction

QLogic Corporation was organized as a Delaware corporation in 1992. Our principal executive offices are located at 26650 Aliso Viejo Parkway, Aliso Viejo, California 92656, and our telephone number at that location is (949) 389-6000. Our Internet address is www.qlogic.com. The Company’s Annual Reports, on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendment to these reports, that we file with or furnish to the Securities and Exchange Commission (SEC) are available free of charge on our website as soon as reasonably practicable after those reports are electronically filed with the SEC.

Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.

All references to years refer to our fiscal years ended April 3, 2011, March 28, 2010 and March 29, 2009, as applicable, unless calendar years are specified.

Our Networking Products

We design and supply high performance network infrastructure connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers and storage devices. Our products are used in enterprise data centers, cloud computing and other environments dependent on high performance, reliable networking.

Our products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing, or HPC, Networks, and Converged Networks. Storage Networks are used to provide critical data across enterprise environments and primarily use Fibre Channel technology. HPC Networks facilitate advanced parallel processing over multiple servers and typically are used for applications where very large amounts of data must be processed quickly and efficiently. The HPC Network products that we sell are based on InfiniBand® technology. Converged Networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and local area networks, using Ethernet speeds of 10Gb and greater. For example, Fibre Channel over Ethernet, or FCoE, uses one common Ethernet network for both Fibre Channel storage and Ethernet data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet networks used by most local area networks.

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server, workstation and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. The business applications that drive requirements for our networking infrastructure products include:

•	General business information technology requirements;

•	Cloud computing, data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film and video, broadcast, medical imaging, computer-aided design, or CAD, and computer-aided manufacturing, or CAM;

•	Server clustering, high-speed backup and data replication; and

•	Research and scientific applications.

Our products primarily consist of adapters, switches, storage routers and application-specific integrated circuits, or ASICs. Adapters physically reside in a server and provide for connectivity from the server to storage, HPC and converged networks. Switches and storage routers manage the transmission and routing of data from servers to storage devices, servers to servers, or storage devices to storage devices. The ASICs that we sell are protocol controller chips that are embedded within a server, a storage device or a switch device.

We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand host channel adapters; and converged network adapters, which consist of adapters based on 10Gb Ethernet connectivity. Network Products consist of Fibre Channel switches, including stackable edge switches, bladed switches, virtualized pass-through modules, and high-port count modular-chassis switches; InfiniBand switches, including high-end multi-protocol directors, edge and bladed switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel, FCoE and iSCSI networks, and migrating data between storage devices. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers.

Host Products accounted for 72% of our net revenues for fiscal 2011 and 2010 and 70% of our net revenues for 2009. Network Products accounted for 18% of our net revenues for fiscal 2011, 2010 and 2009.

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

In addition, we provide intelligent storage routers for bridging Fibre Channel, FCoE and iSCSI networks. Our intelligent storage routers provide a cost-effective way for iSCSI-based servers to access storage devices already deployed on a Fibre Channel storage network, and also provide the capability to migrate data from one storage device to another.

HPC Networking

Our High Performance Computing Networking products are based on InfiniBand technology. InfiniBand is an industry-standard specification used to connect servers, storage devices and embedded systems, and is used primarily within high performance computing environments where its capability to quickly and efficiently process data-intense calculations is crucial. Our ability to successfully address the requirements of server vendors targeting high performance computing environments is enhanced by our experience and success addressing the server-to-storage connectivity demands of these same customers. These products provide high performance solutions for cluster and grid computing networks. We offer a comprehensive, end-to-end portfolio of InfiniBand networking products for HPC Networking including quad data rate, or QDR, host channel adapters, QDR multi-protocol directors, edge switches and bladed switches, as well as software tools to install, operate and maintain high performance networks.

Our QDR InfiniBand switches range from fixed configuration to fully configurable, modular director class switches. The modularly designed QLogic directors can scale from as few as 18 ports to the maximum of 864 ports, giving customers the flexibility they demand.

Converged Networking

Our Enhanced Ethernet based portfolio included in our Converged Networking host products consists of converged network adapters, or CNAs, and Intelligent Ethernet adapters, or IEAs. CNAs are a new class of host networking products that support the emerging FCoE technology. FCoE is a converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment in existing Fibre Channel infrastructure and storage. Our CNAs enable true network convergence by combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet networks and leverage our core technology and expertise, including our mature Fibre Channel driver stack. Based on QLogic’s advanced Network Plus Architecture, our CNAs are designed for next-generation, virtualized and unified data centers with powerful multi-processor, multi-core servers and are available in multiple adapter form factors, including standard and mezzanine cards. We also provide controllers for bladed switches and pass-through modules based on FCoE technology. Although we are shipping FCoE products, as with most emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. Our IEAs are designed for a variety of applications such as virtualization, cluster computing, internet protocol content delivery systems, grid computing, database clustering, network attached storage, and storage and backup servers.

Business Combination

In April 2009, we acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded our product portfolio to include Ethernet networking products that were complementary to our existing products. The acquisition also expanded our expertise to better address a wider range of emerging customer requirements for converged and 10Gb Ethernet products.

Customers

Our products are incorporated in solutions from a number of storage system and computer system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Oracle Corporation and many others. A small number of these customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85%, 86% and 84% of net revenues during fiscal 2011, 2010 and 2009, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2011	2010	2009

Hewlett-Packard	25%	24%	21%
IBM	19%	20%	18%
Dell	11%	*	*
Sun Microsystems (acquired by Oracle in fiscal 2010)	*	*	11%

*	Less than 10% of net revenues.

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

Some of our OEM customers experience seasonality and uneven sales patterns in their businesses. As a result, we experience similar seasonality and uneven sales patterns. The seasonality is primarily due to the closing of a disproportionate percentage of sales transactions in the last month, weeks and days of each quarter and spikes in sales during the fourth quarter of each calendar year. Although we do not consider our business to be highly seasonal, we believe that seasonality has and may impact our business. To the extent that we experience seasonality in our business, it would most likely have a negative impact on the sequential growth rate of our net revenues during the fourth quarter of our fiscal year.

International revenues accounted for 56%, 54% and 52% of our net revenues for fiscal 2011, 2010 and 2009, respectively. For additional information on our international sales and operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report. For a discussion of risks related to our foreign operations, see Risk Factors, included in Part I, Item 1A of this report.

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

Engineering and Development

Our industry is subject to rapid and regular technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural and systems expertise to address a broad range of storage and server networking solutions.

We are engaged in the design and development of ASICs, adapters and switches based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies. We also design and develop ASICs, adapters and switches based on InfiniBand technology for HPC environments; and storage routers for bridging Fibre Channel, FCoE and iSCSI networks, and migrating data between storage devices.

We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage, HPC and converged networks. During fiscal 2011, 2010 and 2009, we incurred engineering and development expenses of $137.7 million, $136.8 million and $133.3 million, respectively.

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

We depend on foundries to allocate a portion of their capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term supply agreements with any of these foundries; we purchase both wafers and finished chips on a purchase order basis. Therefore, the foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing foundries, and may qualify new foundries, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current foundry relationships or obtain additional capacity.

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

Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources and other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever their relationship with us, we may be unable to produce certain of our products until alternative suppliers are identified and qualified.

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

Our ability to compete may be affected by our ability to protect our intellectual property. We protect our rights vigorously, however there can be no assurance that these measures will be successful.

We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to defend such claims, develop non-infringing technology or to obtain licenses to the technology that is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

Some of our products are designed to include software or other intellectual property licensed from third parties. None of these licenses relate to core QLogic-developed technology, are material to our business, or require payment of amounts that are material.

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

Most of our products are also subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products. For example, the European Union adopted the Waste Electrical and Electronic Equipment, or WEEE, Directive, pursuant to which European Union countries have enacted legislation making producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.

Environmental costs are presently not material to our results of operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Working Capital

Our working capital was $437.3 million as of April 3, 2011, which includes $384.1 million of cash, cash equivalents and investment securities. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, included in Part II, Item 7 of this report.

Employees

We had 1,147 employees as of May 18, 2011. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise publicly disclosed by the Company.

Our operating results may be adversely affected by unfavorable economic conditions.

The United States and other countries around the world have experienced, and may continue to experience, economic weakness and uncertainty. Economic uncertainty has adversely affected, and in the future may adversely affect, information technology, or IT, spending rates. Reductions in IT spending rates could result in reduced sales volumes, lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, which could negatively impact our results of operations.

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

Fluctuations in our quarterly operating results may also be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	industry consolidation among both our competitors and our customers;

•	customer policies pertaining to desired inventory levels of our products;

•	sales discounts and customer incentives;

•	the availability and sale of new products;

•	changes in our average selling prices;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer, or OEM, customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	the timing of revenue recognition and revenue deferrals;

•	gains or losses related to our investment securities; or

•	changes in accounting rules or our accounting policies.

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

We expect gross margin to vary over time and our recent level of gross margin may not be sustainable.

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in product mix;

•	transitions to products based on emerging technologies, such as 10Gb Ethernet, which may have lower gross margins;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets or the acquisition of new businesses;

•	amortization and impairments of purchased intangible assets;

•	sales discounts and customer incentives;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels; and

•	increased warranty costs.

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

Our products are used in storage, high performance computing, or HPC, and converged networks, and therefore our business is dependent on these markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:

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

We believe that to remain competitive, we will need to continue to develop new products and enter new markets, which will require significant investment. Our competitors may be developing alternative technologies, which may adversely affect the market acceptance of our products. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for these technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

Some of our products are based on the Fibre Channel over Ethernet, or FCoE, 10Gb Ethernet or InfiniBand technologies. FCoE is a relatively new converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. As with most emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. We expect products based on FCoE to supplement, and perhaps replace, certain products based on Fibre Channel technology. 10Gb Ethernet is a developing technology for use in enterprise data centers. This emerging market includes well-established participants who have significantly more sales and marketing resources to dedicate to developing and penetrating the market than we do. InfiniBand is currently used primarily in high performance computing environments, and may not be adopted at the rate or to the extent that we anticipate, or the market may not materialize at all. An inability to maintain, or build on, our market share in the Fibre Channel, converged, 10Gb Ethernet or InfiniBand markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

We depend on a small number of customers and any decrease in revenues from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85%, 86% and 84% of net revenues for fiscal 2011, 2010 and 2009, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, accounted for over 40% of net revenues during fiscal 2011 and 2010. We are also subject to credit risk associated with the concentration of our accounts receivable.

Our customers generally order products through written purchase orders instead of long-term supply contracts and, therefore, are generally not obligated to purchase products from us for any extended period. Major customers also have significant leverage over us and may attempt to change the sales terms, including pricing, customer incentives and payment terms, or insist that we undertake or fund significant aspects of the design, qualification and testing that our customers have typically been responsible for, either of which could have a material adverse effect on our business, financial condition or results of operations. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be achieved. If we are unable to achieve these cost reductions, our gross margins could decline and such a decline could have a material adverse effect on our business, financial condition or results of operations.

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

Competition within the markets for products such as ours is intense and includes various established competitors.

The markets for networking infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, HPC and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter market, our primary competitor is Emulex Corporation, with Brocade Communications Systems, Inc. also participating. In the Internet Small Computer Systems Interface, or iSCSI, adapter market, our primary competitor is Broadcom Corporation and we also compete indirectly with companies offering software initiator solutions. In the 10Gb Ethernet adapter market, which includes converged networking products, we compete with Emulex Corporation, Brocade Communications Systems, Inc., Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. In the InfiniBand adapter and switch markets, we compete primarily with Mellanox Technologies, Ltd. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

Certain key components used in the manufacture of our products are purchased from single or limited sources. Application-specific integrated circuits, or ASICs, are purchased from single sources and other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever its relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, as well as Simon Biddiscombe, our Chief Executive Officer, and H.K. Desai, our Executive Chairman. Our retention of both Mr. Biddiscombe and

Mr. Desai are particularly important to our business. If we lose the services of Mr. Biddiscombe, Mr. Desai or other key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

We believe that the market for key personnel in the industries in which we compete is highly competitive. In particular, periodically we have experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipate that competition for such personnel will increase in the future. For example, the market for qualified technical personnel within India has become extremely competitive, resulting in significant wage inflation. Our recent implementation of various cost-saving measures, as well as past reductions in force, could negatively impact employee morale and potentially make attracting and retaining qualified employees more difficult in the future. As a result, we may not be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future or to manage our business, both in the United States and abroad.

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

As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demand. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business or results of operations. In addition, our customers are demanding a higher level of customization for new products, which prevents us from fully leveraging our product design work and adds to our new product development costs. When we introduce new products and product enhancements, we face additional risks relating to product transitions, including risks relating to forecasting demand. Any such adverse event or increased costs could have a material adverse effect on our business, financial condition or results of operations.

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

Our business is subject to seasonal fluctuations and uneven sales patterns.

A large percentage of our products are sold to customers who experience seasonality and uneven sales patterns in their businesses. As a result, we experience similar seasonality and uneven sales patterns. We believe this uneven sales pattern is a result of many factors including:

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

Our distributors, which account for less than 30% of our net revenues, generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to stocking and selling products from other suppliers, thus reducing their efforts and ability to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or results of operations. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may decrease the amount of product purchased from us. This could result in a change of business behavior, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rates have been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for licenses, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, examinations by tax authorities, stock-based compensation, uncertain tax positions and newly enacted tax legislation. For example, proposed changes to certain U.S. tax rules for U.S. corporations doing business outside the United States include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and accelerating taxes related to certain transfers of intangible assets offshore. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities, which may result in the assessment of additional income taxes. Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 56%, 54% and 52% of our net revenues for fiscal 2011, 2010 and 2009, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of April 3, 2011, our international subsidiaries held 67% of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Specifically, the recent earthquake, tsunami and related events in Japan have caused widespread destruction in a region that includes suppliers of components for many technology companies. Although we do not source any critical components directly from this region, we have carefully evaluated the potential impact of these events on our supply chain and have taken proactive steps to mitigate any potential supply risk exposures. While we will continue to closely monitor this situation, we currently do not expect to have any disruptions to our supply chain that would adversely impact our results of operations. In addition, our major customers may face shortages of components that could negatively impact their ability to build the servers and data center devices into which our products are integrated. While none of our major customers have advised us of any supply constraints that would materially impact their purchases of our products, we continue to closely monitor their product demand. If the impact on our supply chain or customer demand as a result of this disaster is significantly different than our current expectation, our business, results of operations and financial condition could be adversely affected.

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

Our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines that are compatible with our existing business. Mergers and acquisitions involve numerous risks, including:

•	the failure of markets for the products of acquired companies to develop as expected;

•	uncertainties in identifying and pursuing target companies;

•	difficulties in assimilating the operations, technologies and products of the acquired companies;

•	the existence of unknown defects in acquired companies’ products or assets that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	the diversion of management’s attention from other business concerns;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	risks associated with assuming the legal obligations of acquired companies;

•	risks related to the effect that acquired companies’ internal control processes might have on our financial reporting and management’s report on our internal control over financial reporting;

•	the potential loss of, or impairment of our relationships with, current customers or failure to retain the acquired companies’ customers;

•	the potential loss of key employees of acquired companies; and

•	the incurrence of significant exit charges if products or technologies acquired in business combinations are unsuccessful.

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

As of April 3, 2011, we held short-term investment securities totaling $236.3 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our investment securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

	Sales Prices
Fiscal 2011	High	Low

First Quarter	$22.40	$16.29
Second Quarter	19.18	14.30
Third Quarter	18.50	16.17
Fourth Quarter	18.83	16.50

	Sales Prices
Fiscal 2010	High	Low

First Quarter	$14.76	$10.91
Second Quarter	18.20	11.99
Third Quarter	19.62	16.39
Fourth Quarter	21.28	16.44

Number of Common Stockholders

The number of record holders of our common stock was 475 as of May 18, 2011.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2011.

Issuer Purchases of Equity Securities

In August 2010, our Board of Directors approved a program (the August 2010 Program) to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2011 under this program.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

December 27, 2010 — January 23, 2011	552,100	$17.22	552,100	$140,007,000
January 24, 2011 — February 20, 2011	553,900	$18.05	553,900	$130,011,000
February 21, 2011 — April 3, 2011	680,500	$17.60	680,500	$118,031,000

Total	1,786,500	$17.62	1,786,500	$118,031,000

Prior to the fourth quarter of fiscal 2011, we purchased 3.0 million shares under the August 2010 Program for an aggregate purchase price of $50.5 million.

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

The following graph compares, for the five-year period ended April 3, 2011, the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Index (S&P 500 Index), the Standard & Poor’s Midcap 400 Index (S&P Midcap 400 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of our fiscal years ended April 2, 2006, April 1, 2007, March 30, 2008, March 29, 2009, March 28, 2010 and April 3, 2011. The graph assumes that $100 was invested on April 2, 2006 in our common stock, the S&P 500 Index, the S&P Midcap 400 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*
AMONG QLOGIC CORPORATION, THE STANDARD & POOR’S 500 INDEX,
THE STANDARD & POOR’S MIDCAP 400 INDEX
AND THE NASDAQ COMPUTER INDEX

	Cumulative Total Return
	4/2/06	4/1/07	3/30/08	3/29/09	3/28/10	4/3/11
QLogic Corporation	$100.00	$87.86	$79.22	$60.57	$104.19	$93.85

S&P 500 Index	100.00	111.83	106.15	65.72	98.43	113.83

S&P Midcap 400 Index	100.00	108.45	100.89	64.47	105.78	134.29

NASDAQ Computer Index	100.00	105.53	102.17	72.50	122.95	148.19

*$100 invested on 4/2/06 in stock or 3/31/06 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	April 3,	March 28,	March 29,	March 30,	April 1,
	2011	2010(1)	2009	2008	2007(2)
	(In thousands, except per share amounts)

Statement of Operations Data
Net revenues	$597,199	$549,070	$633,862	$597,866	$586,697
Cost of revenues	203,944	196,127	210,075	205,959	191,982

Gross profit	393,255	352,943	423,787	391,907	394,715

Operating expenses:
Engineering and development	137,654	136,831	133,252	134,668	135,315
Sales and marketing	80,926	77,601	86,959	84,166	86,731
General and administrative	34,148	34,242	32,639	34,049	31,044
Special charges	931	5,163	4,063	5,328	—
Purchased in-process research and development	—	—	—	—	3,710

Total operating expenses	253,659	253,837	256,913	258,211	256,800

Operating income	139,596	99,106	166,874	133,696	137,915
Interest and other income, net	5,187	10,601	2,134	14,024	16,872

Income before income taxes	144,783	109,707	169,008	147,720	154,787
Income taxes	5,693	54,759	60,219	51,510	49,369

Net income	$139,090	$54,948	$108,789	$96,210	$105,418

Net income per share:
Basic	$1.29	$0.47	$0.85	$0.68	$0.66

Diluted	$1.27	$0.47	$0.85	$0.67	$0.66

Balance Sheet Data
Cash and cash equivalents and investment securities	$384,076	$375,673	$378,269	$376,409	$543,922
Total assets	757,207	750,737	780,290	810,966	971,359
Total stockholders’ equity	601,164	583,339	626,545	665,916	874,531

(1)	In fiscal 2010, we completed the acquisition of NetXen, Inc.

(2)	In fiscal 2007, we completed the acquisitions of PathScale, Inc. and SilverStorm Technologies, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design and supply high performance network infrastructure connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers and storage devices. Our products are used in enterprise data centers, cloud computing and other environments dependent on high performance, reliable networking.

Our products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing, or HPC, Networks, and Converged Networks. Storage Networks are used to provide critical data across enterprise environments and primarily use Fibre Channel technology. HPC Networks facilitate advanced parallel processing over multiple servers and typically are used for applications where very large amounts of data must be processed quickly and efficiently. The HPC Network products that we sell are based on InfiniBand® technology. Converged Networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and local area networks, using Ethernet speeds of 10Gb and greater. For example, Fibre Channel over Ethernet, or FCoE, uses one common Ethernet network for both Fibre Channel storage and Ethernet data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet networks used by most local area networks.

We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel and Internet Small Computer Systems Interface, or iSCSI, host bus adapters; InfiniBand® host channel adapters; and converged network adapters, which consist of adapters based on 10Gb Ethernet connectivity. Network Products consist of Fibre Channel switches, including stackable edge switches, bladed switches, virtualized pass-through modules, and high-port count modular-chassis switches; InfiniBand switches, including high-end multi-protocol directors, edge and bladed switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel, FCoE and iSCSI networks, and migrating data between storage devices. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers.

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

We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal year 2011 comprised fifty-three weeks and ended on April 3, 2011. Fiscal years 2010 and 2009 each comprised fifty-two weeks and ended on March 28, 2010 and March 29, 2009, respectively.

Business Combination

In April 2009, we acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded our product portfolio to include Ethernet networking products that were complementary to our existing products. The acquisition also expanded our expertise to better address a wider range of emerging customer requirements for converged and 10Gb Ethernet products.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

Net revenues for fiscal 2011 increased to $597.2 million from $549.1 million in fiscal 2010. Net income for fiscal 2011 increased to $139.1 million, or $1.27 per diluted share, from $54.9 million, or $0.47 per diluted share, in fiscal 2010. In addition, we generated $190.6 million in cash from operations and used $189.2 million of cash to purchase our common stock under our stock repurchase program during fiscal 2011.

A summary of the key factors and significant events which impacted our financial performance during the fourth quarter of fiscal 2011 are as follows:

•	Net revenues of $152.3 million for the fourth quarter of fiscal 2011 increased 5% from $145.7 million in the fourth quarter of fiscal 2010. Revenues from Host Products of $109.1 million increased by $5.4 million, or 5%, from $103.7 million in the same quarter of fiscal 2010. Revenues from Network Products of $24.3 million increased by $1.7 million, or 8%, from $22.6 million in the same quarter of fiscal 2010.

•	Gross profit as a percentage of net revenues increased to 66.6% for the fourth quarter of fiscal 2011, from 65.1% for the fourth quarter of fiscal 2010.

•	Operating income as a percentage of net revenues for the fourth quarter of fiscal 2011 increased to 23.6% from 18.8% in the fourth quarter of fiscal 2010.

•	Net income of $33.3 million, or $0.31 per diluted share, in the fourth quarter of fiscal 2011 increased from a net loss of $4.8 million, or $0.04 per diluted share, in the fourth quarter of fiscal 2010. Our net loss in the fourth quarter of fiscal 2010 included a $29.7 million tax charge related to our globalization initiative.

•	Cash, cash equivalents and investment securities increased to $384.1 million as of April 3, 2011, from $375.7 million as of March 28, 2010.

•	Accounts receivable decreased to $70.1 million as of April 3, 2011, from $73.3 million as of March 28, 2010. Days sales outstanding (DSO) in receivables of 45 days as of April 3, 2011 decreased from 46 days as of March 28, 2010.

•	Inventories were $26.9 million as of April 3, 2011, compared to $19.4 million as of March 28, 2010. Our annualized inventory turns were 7.0 turns in the fourth quarter of fiscal 2011 compared to 10.5 turns in the fourth quarter of fiscal 2010.

Recent Events in Japan

In March 2011, an earthquake and tsunami occurred off the northeast region of Japan resulting in extensive damage throughout the region. Our operations in Japan consist of a small sales office that was not impacted. Despite the magnitude of this tragedy, we do not believe it had any impact on our results of operations for the fourth quarter of fiscal 2011.

This disaster has caused widespread destruction in a region that includes suppliers of components for many technology companies. Although we do not source any critical components directly from this region, we have carefully evaluated the potential impact of these events on our supply chain and have taken proactive steps to mitigate any potential supply risk exposures. While we will continue to closely monitor this situation, we currently do not expect to have any disruptions to our supply chain that would adversely impact our results of operations.

As a result of this disaster, our major customers may face shortages of components that could negatively impact their ability to build the servers and data center devices into which our products are integrated. While none of our major customers have advised us of any supply constraints that would materially impact their purchases of our products, we continue to closely monitor their product demand.

If the impact on our supply chain or customer demand as a result of this disaster is significantly different than our current expectation, our business, results of operations and financial condition could be adversely affected.

RESULTS OF OPERATIONS

Net Revenues

A summary of our net revenues by product category is as follows:

	2011	2010	2009
	(Dollars in millions)

Net revenues:
Host Products	$429.3	$396.5	$440.9
Network Products	106.0	99.5	117.6
Silicon Products	51.0	42.4	61.4
Service and other	10.9	10.7	14.0

Total net revenues	$597.2	$549.1	$633.9

Percentage of net revenues:
Host Products	72%	72%	70%
Network Products	18	18	18
Silicon Products	8	8	10
Service and other	2	2	2

Total net revenues	100%	100%	100%

Historically, the global marketplace for network infrastructure solutions has expanded in response to the information requirements of enterprise data centers, cloud computing and other environments dependent on high performance, reliable networking. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices.

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

Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 9% to $597.2 million for fiscal 2011 from $549.1 million for fiscal 2010. This increase was primarily the result of a $32.8 million, or 8%, increase in revenue from Host Products; a $6.5 million, or 7%, increase in revenue from Network Products; and an $8.6 million, or 20%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Network Products was primarily due to a 14% increase in the quantity of switches sold, partially offset by a 7% decrease in the average selling prices of these products. The increase in revenue from Silicon Products was due primarily to an increase in the quantity of chips sold. Net revenues for fiscal 2011 included $10.9 million of service and other revenues compared with $10.7 million of service and other revenues for fiscal 2010. We do not expect service and other revenues to be significant to our overall revenues.

Net revenues decreased 13% to $549.1 million for fiscal 2010 from $633.9 million for fiscal 2009. This decrease was primarily the result of a $44.4 million, or 10%, decrease in revenue from Host Products; an $18.1 million, or 15%, decrease in revenue from Network Products; and a $19.0 million, or 31%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a 5% decrease in the quantity of adapters sold and a 5% decrease in the average selling prices of these products. The decrease in revenue from Network Products was primarily due to a 6% decrease in the number of switches sold and a 13% decrease in the average selling prices of these products. The decrease in revenue from Silicon Products was due primarily to an 18% decrease in the units of protocol chips sold, an 11% decrease in the average selling prices of these products and a $3.8 million decrease in revenue from management controller chips, as these products reached end-of-life in fiscal 2009. Net revenues for fiscal 2010 included $10.7 million of service and other revenues compared with $14.0 million of service and other revenues for fiscal 2009.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85%, 86% and 84% of net revenues during fiscal 2011, 2010 and 2009, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2011	2010	2009

Hewlett-Packard	25%	24%	21%
IBM	19%	20%	18%
Dell	11%	*	*
Sun Microsystems (acquired by Oracle in fiscal 2010)	*	*	11%

*	Less than 10% of net revenues.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	2011	2010	2009
	(In millions)

United States	$264.3	$250.3	$303.7
Asia-Pacific and Japan	165.8	138.8	139.9
Europe, Middle East and Africa	133.7	127.0	154.5
Rest of world	33.4	33.0	35.8

	$597.2	$549.1	$633.9

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. No individual country other than the United States and China represented 10% or more of net revenues for any of the years presented. Net revenues from customers in China were $84.0 million, $72.3 million and $58.5 million for fiscal 2011, 2010 and 2009, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	2011	2010	2009
	(Dollars in millions)

Gross profit	$393.3	$352.9	$423.8
Percentage of net revenues	65.8%	64.3%	66.9%

Gross profit for fiscal 2011 increased $40.4 million, or 11%, from gross profit for fiscal 2010 and increased as a percentage of revenue to 65.8% for fiscal 2011 from 64.3% for the prior year. The increase in gross profit percentage was primarily due to higher volumes to absorb manufacturing costs and a $2.2 million decrease in amortization of purchased intangible assets.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	2011	2010	2009
	(Dollars in millions)

Operating expenses:
Engineering and development	$137.7	$136.8	$133.2
Sales and marketing	80.9	77.6	87.0
General and administrative	34.2	34.2	32.6
Special charges	0.9	5.2	4.1

Total operating expenses	$253.7	$253.8	$256.9

Percentage of net revenues:
Engineering and development	23.0%	24.9%	21.0%
Sales and marketing	13.6	14.1	13.7
General and administrative	5.7	6.2	5.2
Special charges	0.2	1.0	0.6

Total operating expenses	42.5%	46.2%	40.5%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During fiscal 2011, engineering and development expenses increased to $137.7 million from $136.8 million in fiscal 2010. The increase was primarily due to a $6.9 million increase in cash compensation and related employee benefit costs primarily due to an increase in headcount, partially offset by a $3.7 million decrease in outside service costs related to new product development and a $1.8 million decrease in stock-based compensation.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $80.9 million for fiscal 2011 from $77.6 million for fiscal 2010. The increase in sales and marketing expenses was primarily due to a $3.1 million increase in cash compensation and related employee benefit costs, primarily due to higher headcount and increased commissions, a $0.9 million increase in outside services and a $0.7 million increase in promotional costs, including the costs for certain sales and marketing programs. These increases were partially offset by a $1.9 million decrease in amortization of purchased intangible assets due to an intangible asset becoming fully amortized during fiscal 2010.

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

General and Administrative.  General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses were consistent at $34.2 million for fiscal 2011 and 2010.

General and administrative expenses increased to $34.2 million for fiscal 2010 from $32.6 million for fiscal 2009. The increase in general and administrative expenses was due primarily to a $1.9 million increase in stock-based compensation, including $0.6 million related to stock-based awards issued to employees that joined QLogic in connection with the acquisition of NetXen.

Special Charges.  During fiscal 2011, we recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions.

During fiscal 2010, we recorded special charges totaling $5.2 million related to the consolidation of facilities and workforce reductions. The special charges consisted primarily of $3.1 million of exit costs related to facilities under non-cancelable leases that we ceased using during fiscal 2010 and $1.5 million of exit costs associated with severance benefits for involuntarily-terminated employees.

During fiscal 2009, we implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $4.1 million. The special charges consisted primarily of $3.9 million of exit costs associated with severance benefits for the involuntarily-terminated employees and costs related to a facility under a non-cancelable lease that we ceased using during fiscal 2009.

As of April 3, 2011, the unpaid exit costs totaled $2.3 million and are expected to be paid over the terms of the related agreements through fiscal 2018.

Interest and Other Income, Net

Components of our interest and other income, net, are as follows:

	2011	2010	2009
	(In millions)

Interest income	$3.6	$5.4	$11.3
Net gains on investment securities	2.2	5.0	7.1
Impairment of investment securities	—	—	(16.4)
Other	(0.6)	0.2	0.1

	$5.2	$10.6	$2.1

Interest income is earned on our portfolio of investment securities and cash equivalents. The decrease in interest income for fiscal 2011 from fiscal 2010 and fiscal 2010 from fiscal 2009 was primarily due to a decline in interest rates.

During fiscal 2011, net gains on investment securities were $2.2 million and included $1.8 million of net gains on sales of available-for-sale securities and a $0.3 million gain from distributions of our cost basis investments in a money market fund and an enhanced cash fund.

During fiscal 2010, net gains on investment securities were $5.0 million and included $2.7 million of net gains on sales of available-for-sale securities, a $1.9 million gain from distributions of our investments in a money market fund and an enhanced cash fund and $0.4 million of net gains on trading securities.

We reviewed various factors in determining whether to recognize an impairment charge related to our unrealized losses in available-for-sale securities, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment had been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. Based on this analysis, we determined that a portion of the unrealized losses for our portfolio of available-for-sale securities were other-than-temporary and recorded an impairment charge of $11.3 million during fiscal 2009. In addition, during fiscal 2009, we recorded $5.1 million of impairment charges related to our cost basis investments in a money market fund and an enhanced cash fund.

Income Taxes

Our provision for income taxes is $5.7 million, $54.8 million and $60.2 million for fiscal 2011, 2010 and 2009, respectively.

Our effective income tax rate was 4% in fiscal 2011, 50% in fiscal 2010 and 36% in fiscal 2009. The decrease in our effective tax rate in fiscal 2011 from fiscal 2010 was primarily due to our foreign operations generating a higher portion of our taxable income, which is taxed at more favorable rates. In addition, during the third quarter of fiscal 2011, we recorded $14.6 million of third quarter specific income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items. Our fiscal 2010 annual effective tax rate was impacted by a $29.7 million tax charge in the fourth quarter of fiscal 2010 related to an amendment of a technology license agreement with one of our international subsidiaries. As a result of the amendment, we determined that all payment obligations under the license agreement had been satisfied. We currently believe that our effective tax rate will approximate 11% in fiscal 2012.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and investment securities increased to $384.1 million at April 3, 2011, from $375.7 million at March 28, 2010. As of April 3, 2011 and March 28, 2010, our international subsidiaries held 67% and 47%, respectively, of our total cash, cash equivalents and investment securities. These holdings by our international subsidiaries as of April 3, 2011 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities increased to $190.6 million for fiscal 2011 from $161.8 million for fiscal 2010. Operating cash flow for fiscal 2011 reflects our net income of $139.1 million and net non-cash expenses of $75.2 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $23.7 million. The changes in operating assets and liabilities included a $15.5 million decrease in accrued taxes and a $7.5 million increase in inventories. The decrease in accrued taxes was primarily due to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and the timing of payment obligations. The increase in inventories was primarily due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products.

Operating cash flow for fiscal 2010 reflects our net income of $54.9 million, net non-cash expenses of $78.0 million and net cash provided as a result of changes in operating assets and liabilities of $28.9 million. The changes in operating assets and liabilities included a $21.9 million decrease in inventories and an $11.8 million increase in accrued taxes, partially offset by a $6.0 million decrease in accrued compensation. The decrease in inventories was primarily associated with the completion of a planned contract manufacturer transition in fiscal 2010, which started in fiscal 2009 and resulted in higher inventory levels at the end of fiscal 2009, and higher product shipments during the fourth quarter of fiscal 2010 compared to the prior year. The increase in accrued taxes was primarily due to the timing of expected payment obligations. The decrease in accrued compensation was primarily related to decreased incentive compensation.

Cash used in investing activities was $74.8 million for fiscal 2011 and consisted primarily of $75.7 million of net purchases of available-for-sale securities and $23.3 million of purchases of property and equipment, partially offset by $23.8 million of proceeds from redemptions of auction rate securities (ARS) at par value. Cash used in investing activities was $42.9 million for fiscal 2010 and consisted of $24.5 million of purchases of property and equipment, $20.4 million of net purchases of available-for-sale securities, and $14.9 million for the acquisition of NetXen (net of cash acquired), partially offset by $11.4 million of proceeds from redemptions of ARS at par value and distributions totaling $5.5 million from our cost basis investments in a money market fund and an enhanced cash fund.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $158.2 million for fiscal 2011 and consisted of our purchase of $189.2 million of common stock under our stock repurchase programs and $6.8 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $37.8 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Cash used in financing activities was $132.3 million for fiscal 2010 and consisted of our purchase of $163.4 million of common stock under our stock repurchase program, $2.9 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year and the repayment of a $0.9 million line of credit assumed in the NetXen acquisition, partially offset by $34.9 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.75 billion of our outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of our outstanding common stock. As of April 3, 2011, we had repurchased a total of 103.3 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.63 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $118.0 million as of April 3, 2011.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of April 3, 2011, and their impact on our cash flows in future fiscal years, is as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)

Operating leases	$6.4	$4.5	$4.1	$3.1	$1.9	$4.1	$24.1
Non-cancelable purchase obligations	56.9	—	—	—	—	—	56.9

Total	$63.3	$4.5	$4.1	$3.1	$1.9	$4.1	$81.0

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $62.6 million as of April 3, 2011. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of our product. However, certain of our sales are made to distributors under agreements that contain a limited right to return unsold product and price protection provisions. These return rights and price protection provisions limit our ability to reasonably estimate product returns and the final price of the inventory sold to distributors. As a result, the price to the customer is not fixed or determinable at the time products are delivered to distributors. Accordingly, we recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, we provide standard incentive programs to our customers. We account for our competitive pricing incentives and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, we record provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Service and other revenue is recognized when earned and receipt is reasonably assured.

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

During the annual goodwill impairment test in fiscal 2011, we completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value. Based on this impairment test, we believe that we have no at-risk goodwill.

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

Recently Issued Accounting Standards Not Yet Effective

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, which provides amendments to Accounting Standards Codification (ASC) Topic 605 “Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 replaces and significantly changes certain guidance in ASC Topic 605. ASU No. 2009-13 modifies the separation criteria of ASC Subtopic 605-25 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. ASU No. 2009-13 also eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU No. 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance effective at the beginning of fiscal 2012 and its adoption is not expected to have a material effect on our consolidated results of operations or financial position.

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” Pursuant to ASU No. 2009-14, all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC Subtopic 985-605 and will be required to be accounted for under the guidance in ASU No. 2009-13. ASU No. 2009-14 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance effective at the beginning of fiscal 2012 and its adoption is not expected to have a material effect on our consolidated results of operations or financial position.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 3, 2011, the carrying value of our cash and cash equivalents approximates fair value.

We maintain a portfolio of investment securities consisting primarily of U.S. government and agency securities, corporate debt obligations, asset and mortgage-backed securities and municipal bonds, the majority of which have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term expected duration of our investment portfolio we do not believe that we are subject to material interest rate risk.

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of investment securities as of April 3, 2011 consists of $236.3 million of securities that are classified as available-for-sale. As of April 3, 2011, we had gross unrealized losses associated with our available-for-sale securities of $0.6 million that were determined by management to be temporary in nature.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of April 3, 2011 and March 28, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 3, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 3, 2011 and March 28, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of April 3, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
May 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
QLogic Corporation:

We have audited QLogic Corporation’s internal control over financial reporting as of April 3, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of April 3, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of April 3, 2011 and March 28, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 3, 2011, and our report dated May 26, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
May 26, 2011

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
April 3, 2011 and March 28, 2010

	2011	2010
	(In thousands, except share
	and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$147,780	$190,308
Short-term investment securities	236,296	185,365
Accounts receivable, less allowance for doubtful accounts of $1,536 and $1,505 as of April 3, 2011 and March 28, 2010, respectively	70,134	73,301
Inventories	26,931	19,403
Deferred tax assets	17,754	10,976
Other current assets	20,753	9,845

Total current assets	519,648	489,198
Property and equipment, net	77,134	83,496
Goodwill	119,748	119,748
Purchased intangible assets, net	12,694	17,394
Deferred tax assets	25,333	36,917
Other assets	2,650	3,984

	$757,207	$750,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,816	$36,766
Accrued compensation	25,858	22,727
Accrued taxes	6,012	2,633
Deferred revenue	10,431	9,240
Other current liabilities	5,221	11,069

Total current liabilities	82,338	82,435
Accrued taxes	62,565	70,577
Deferred revenue	5,169	7,401
Other liabilities	5,971	6,985

Total liabilities	156,043	167,398

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 208,042,000 and 204,893,000 shares issued as of April 3, 2011 and March 28, 2010, respectively	208	205
Additional paid-in capital	844,546	778,853
Retained earnings	1,387,765	1,248,675
Accumulated other comprehensive income	614	1,206
Treasury stock, at cost: 103,325,000 and 92,586,000 shares as of April 3, 2011 and March 28, 2010, respectively	(1,631,969)	(1,445,600)

Total stockholders’ equity	601,164	583,339

	$757,207	$750,737

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended April 3, 2011, March 28, 2010 and March 29, 2009

	2011	2010	2009
	(In thousands, except per
	share amounts)

Net revenues	$597,199	$549,070	$633,862
Cost of revenues	203,944	196,127	210,075

Gross profit	393,255	352,943	423,787

Operating expenses:
Engineering and development	137,654	136,831	133,252
Sales and marketing	80,926	77,601	86,959
General and administrative	34,148	34,242	32,639
Special charges	931	5,163	4,063

Total operating expenses	253,659	253,837	256,913

Operating income	139,596	99,106	166,874
Interest and other income, net	5,187	10,601	2,134

Income before income taxes	144,783	109,707	169,008
Income taxes	5,693	54,759	60,219

Net income	$139,090	$54,948	$108,789

Net income per share:
Basic	$1.29	$0.47	$0.85

Diluted	$1.27	$0.47	$0.85

Number of shares used in per share calculations:
Basic	107,647	116,037	127,776

Diluted	109,192	117,364	128,570

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended April 3, 2011, March 28, 2010 and March 29, 2009

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
				(In thousands)

Balance at March 30, 2008	133,014	$200	$657,893	$1,084,938	$(2,530)	$(1,074,585)	$665,916
Net income	—	—	—	108,789	—	—	108,789
Change in unrealized gains and losses on investment securities, net of income taxes	—	—	—	—	3,164	—	3,164

Comprehensive income							111,953
Issuance of common stock under stock-based awards	2,246	2	23,539	—	—	—	23,541
Increase in excess tax benefits from stock-based awards	—	—	279	—	—	—	279
Stock-based compensation	—	—	28,646	—	—	—	28,646
Common stock issued related to business acquisition	111	—	1,707	—	—	—	1,707
Purchases of treasury stock	(15,840)	—	—	—	—	(205,497)	(205,497)

Balance at March 29, 2009	119,531	202	712,064	1,193,727	634	(1,280,082)	626,545
Net income	—	—	—	54,948	—	—	54,948
Change in unrealized gains and losses on investment securities, net of income taxes	—	—	—	—	572	—	572

Comprehensive income							55,520
Issuance of common stock under stock-based awards	2,772	3	31,497	—	—	—	31,500
Decrease in excess tax benefits from stock-based awards	—	—	(1,278)	—	—	—	(1,278)
Stock-based compensation	—	—	35,232	—	—	—	35,232
Common stock issued related to business acquisition	112	—	1,338	—	—	—	1,338
Purchases of treasury stock	(10,108)	—	—	—	—	(165,518)	(165,518)

Balance at March 28, 2010	112,307	205	778,853	1,248,675	1,206	(1,445,600)	583,339
Net income	—	—	—	139,090	—	—	139,090
Change in unrealized gains and losses on investment securities, net of income taxes	—	—	—	—	(592)	—	(592)

Comprehensive income							138,498
Issuance of common stock under stock-based awards	3,121	3	29,307	—	—	—	29,310
Increase in excess tax benefits from stock-based awards	—	—	805	—	—	—	805
Stock-based compensation	—	—	35,007	—	—	—	35,007
Common stock issued related to business acquisition	28	—	574	—	—	—	574
Purchases of treasury stock	(10,739)	—	—	—	—	(186,369)	(186,369)

Balance at April 3, 2011	104,717	$208	$844,546	$1,387,765	$614	$(1,631,969)	$601,164

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended April 3, 2011, March 28, 2010 and March 29, 2009

	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$139,090	$54,948	$108,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,777	31,803	32,525
Stock-based compensation	35,007	35,694	28,819
Amortization of acquisition-related intangible assets	4,623	8,331	15,032
Deferred income taxes	4,425	5,999	16,660
Net gains on investment securities	(2,188)	(4,982)	(7,095)
Impairment of investment securities	—	—	16,407
Other non-cash items	3,529	1,090	680
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,113	(4,432)	12,845
Inventories	(7,528)	21,920	(12,773)
Other assets	770	487	(2,126)
Accounts payable	(3,192)	240	707
Accrued compensation	3,705	(6,036)	(884)
Accrued taxes	(15,522)	11,827	7,190
Deferred revenue	(1,041)	612	2,249
Other liabilities	(4,011)	4,271	688

Net cash provided by operating activities	190,557	161,772	219,713

Cash flows from investing activities:
Purchases of available-for-sale securities	(278,878)	(244,083)	(122,437)
Proceeds from sales and maturities of available-for-sale securities	203,160	223,729	162,884
Proceeds from disposition of trading securities	23,800	11,425	4,550
Reclassification from cash equivalents to other investment securities	—	—	(57,209)
Distributions from other investment securities	329	5,464	48,855
Purchases of property and equipment	(23,260)	(24,528)	(30,721)
Acquisition of business, net of cash acquired	—	(14,931)	—

Net cash provided by (used in) investing activities	(74,849)	(42,924)	5,922

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	36,090	34,375	25,522
Excess tax benefits from stock-based awards	1,674	591	279
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,780)	(2,875)	(1,981)
Purchases of treasury stock	(189,220)	(163,419)	(205,742)
Payoff of line of credit assumed in acquisition	—	(934)	—

Net cash used in financing activities	(158,236)	(132,262)	(181,922)

Net increase (decrease) in cash and cash equivalents	(42,528)	(13,414)	43,713
Cash and cash equivalents at beginning of year	190,308	203,722	160,009

Cash and cash equivalents at end of year	$147,780	$190,308	$203,722

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$17,000	$36,937	$37,101

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) designs and supplies high performance network infrastructure connectivity products that provide, enhance and manage computer data communication. The Company’s products are used in enterprise data centers, cloud computing and other environments dependent on high performance, reliable networking. The Company’s products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing Networks and Converged Networks. The Company’s products primarily consist of adapters, switches, storage routers and application-specific integrated circuits and are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.

The Company classifies its products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel and Internet Small Computer Systems Interface (iSCSI) host bus adapters; InfiniBand® host channel adapters; and converged network adapters, which consist of adapters based on 10Gb Ethernet connectivity. Network Products consist of Fibre Channel switches, including stackable edge switches, bladed switches, virtualized pass-through modules, and high-port count modular-chassis switches; InfiniBand switches, including high-end multi-protocol directors, edge and bladed switches; Enhanced Ethernet pass-through modules; and storage routers for bridging Fibre Channel, Fibre Channel over Ethernet and iSCSI networks, and migrating data between storage devices. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers and Ethernet controllers.

Principles of Consolidation

The consolidated financial statements include the financial statements of QLogic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Reporting Period

The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal year 2011 comprised fifty-three weeks and ended on April 3, 2011. Fiscal years 2010 and 2009 each comprised fifty-two weeks and ended on March 28, 2010 and March 29, 2009, respectively.

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

For all sales, the Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the product. However, certain of the Company’s sales are made to distributors under agreements that contain a limited right to return unsold product and price protection provisions. These return rights and price protection provisions limit the Company’s ability to reasonably estimate product returns and the final price of the inventory sold to distributors. As a result, the price to the customer is not fixed or determinable at the time products are delivered to distributors. Accordingly, the Company recognizes revenue from these distributors based on the sell-through method using inventory information provided by the distributor. At times, the Company provides standard incentive programs to its customers. The Company accounts for its competitive pricing incentives and rebates as a reduction of revenue in the period the related revenue is recorded based on the specific program criteria and historical experience. In addition, the Company records provisions against revenue and cost of revenue for estimated product returns in the same period that revenue is recognized. These provisions are based on historical experience as well as specifically identified product returns. Service and other revenue is recognized when earned and receipt is reasonably assured.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.

The Company invests primarily in debt securities, the majority of which are high investment grade. The Company, by policy, limits the exposure to credit risk through diversification and investment in highly-rated securities.

The Company sells its products to OEMs and distributors throughout the world. As of April 3, 2011 and March 28, 2010, the Company had three customers which individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers and workstations, accounted for an aggregate of 74% and 75% of the Company’s accounts receivable at April 3, 2011 and March 28, 2010, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

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

The Company recognizes an impairment charge on available-for-sale securities when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the Company would recognize the entire impairment in earnings. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The Company considers various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. Management considers the Company as a whole to be its reporting unit for purposes of testing for impairment. The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter. During the annual goodwill impairment test in fiscal 2011, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.

Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchased intangible assets consist primarily of technology acquired in business acquisitions. Purchased intangible assets that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets, generally ranging from three to seven years.

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

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries that operate where the functional currency is the local currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income related to translation adjustments was not material to the consolidated financial statements for all periods presented. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in interest and other income, net, and were not material to the consolidated statements of income for all periods presented.

Note 2.	Business Acquisition

On April 27, 2009, the Company acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition expanded the Company’s product portfolio to include Ethernet networking products that are complementary to existing products. The acquisition also expanded the Company’s expertise to better address a wider range of emerging customer requirements for converged and 10Gb Ethernet products. The acquisition agreement required that $5.1 million of the consideration be placed into an escrow account in connection with certain representations and warranties, of which $3.5 million has been distributed to the original shareholders of NetXen. The remaining $1.6 million in escrow is expected to be released during fiscal 2012. The escrowed amounts have been accounted for as cash consideration as of the date of acquisition.

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

Note 3.	Investment Securities

Components of investment securities are as follows:

	April 3,	March 28,
	2011	2010
	(In thousands)

Available-for-sale securities	$236,296	$161,609
Trading securities	—	23,756

	$236,296	$185,365

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-For-Sale Securities

The Company’s portfolio of available-for-sale securities consists of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

April 3, 2011
U.S. government and agency securities	$55,875	$94	$(216)	$55,753
Corporate debt obligations	137,706	1,012	(282)	138,436
Asset and mortgage-backed securities	22,249	293	(52)	22,490
Municipal bonds	17,941	10	(10)	17,941
Non-U.S. government and agency securities	1,676	—	—	1,676

	$235,447	$1,409	$(560)	$236,296

March 28, 2010
U.S. government and agency securities	$37,677	$326	$(27)	$37,976
Corporate debt obligations	81,424	1,600	(21)	83,003
Asset and mortgage-backed securities	18,721	410	(16)	19,115
Municipal bonds	5,923	3	(3)	5,923

Total debt securities	143,745	2,339	(67)	146,017
Certificates of deposit	15,592	—	—	15,592

	$159,337	$2,339	$(67)	$161,609

The amortized cost and estimated fair value of debt securities included in available-for-sale securities as of April 3, 2011, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term investment securities based on their ability to be traded on active markets and availability for current operations.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$68,432	$68,771
Due after one year through three years	113,561	113,912
Due after three years through five years	18,639	18,559
Due after five years	34,815	35,054

	$235,447	$236,296

As of April 3, 2011 and March 28, 2010, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of April 3, 2011 and March 28, 2010, the Company determined that the

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

During fiscal 2009 the Company determined that a portion of the unrealized losses associated with the Company’s portfolio of available-for-sale securities were other-than-temporary and recorded an impairment charge of $11.3 million, which is included in interest and other income, net.

The following table presents the Company’s investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 3, 2011 and March 28, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

April 3, 2011
U.S. government and agency securities	$25,712	$(216)	$—	$—	$25,712	$(216)
Corporate debt obligations	60,595	(282)	—	—	60,595	(282)
Asset and mortgage-backed securities	7,991	(52)	—	—	7,991	(52)
Municipal bonds	1,866	(10)	—	—	1,866	(10)

	$96,164	$(560)	$—	$—	$96,164	$(560)

March 28, 2010
U.S. government and agency securities	$6,661	$(27)	$—	$—	$6,661	$(27)
Corporate debt obligations	11,337	(21)	—	—	11,337	(21)
Asset and mortgage-backed securities	3,557	(16)	—	—	3,557	(16)
Municipal bonds	317	(3)	—	—	317	(3)

	$21,872	$(67)	$—	$—	$21,872	$(67)

Trading Securities

The Company’s portfolio of trading securities consists of the following:

	April 3,	March 28,
	2011	2010
	(In thousands)

Auction rate debt securities	$—	$17,951
Auction rate preferred securities	—	4,366
Put options related to auction rate securities	—	1,439

	$—	$23,756

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price is referred to as “par.” The ARS Rights agreement resulted in put options that were recognized as free standing assets separate from the ARS. The Company elected to measure the put options at fair value. In connection with the election to measure the put options at fair value, the Company classified these financial instruments as trading securities.

During fiscal 2011, the Company received $9.3 million of proceeds in connection with the redemption of certain ARS by the respective issuers. In addition during fiscal 2011, the Company exercised the ARS Rights and sold all of its remaining ARS investments to the broker at par for cash totaling $14.5 million.

Other Investment Securities

The Company’s other investment securities are comprised of a money market fund and an enhanced cash fund sponsored by The Reserve (an asset management company), which suspended trading and redemptions in September 2008. These funds do not have readily determinable fair values and thus have been accounted for under the cost method. As of April 3, 2011 and March 28, 2010, the carrying value of the Company’s other investment securities is zero.

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

During fiscal 2011, 2010 and 2009, the Company received distributions upon the partial liquidation of these funds totaling $0.3 million, $5.5 million and $48.9 million, respectively. Distributions received by the Company in fiscal 2011 and 2010 were in excess of the carrying value of these investment securities and, accordingly, the Company recorded gains of $0.3 million and $1.8 million, respectively, which are included in interest and other income, net.

Note 4.	Fair Value Measurements

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of April 3, 2011 and March 28, 2010 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

April 3, 2011
Cash and cash equivalents	$146,281	$1,499	$—	$147,780

Investment securities:
U.S. government and agency securities	55,753	—	—	55,753
Corporate debt obligations	—	138,436	—	138,436
Asset and mortgage-backed securities	—	22,490	—	22,490
Municipal bonds	—	17,941	—	17,941
Non-U.S. government and agency securities	—	1,676	—	1,676

	55,753	180,543	—	236,296

	$202,034	$182,042	$—	$384,076

March 28, 2010
Cash and cash equivalents	$190,308	$—	$—	$190,308

Investment securities:
U.S. government and agency securities	37,976	—	—	37,976
Corporate debt obligations	—	83,003	—	83,003
Asset and mortgage-backed securities	—	19,115	—	19,115
Municipal bonds	—	5,923	—	5,923
Certificates of deposit	15,592	—	—	15,592
Auction rate debt securities	—	—	17,951	17,951
Auction rate preferred securities	—	—	4,366	4,366
Put options related to auction rate securities	—	—	1,439	1,439

	53,568	108,041	23,756	185,365

	$243,876	$108,041	$23,756	$375,673

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

The Company’s investments in auction rate securities and the related put options were classified within Level 3 because there were no active markets for these securities and the Company was unable to obtain independent valuations from market sources. Therefore, the auction rate securities and the related put options were primarily valued based on an income approach using estimates of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the creditworthiness of the issuer and the rate of return required by investors to own these securities, including call and liquidity premiums.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in Level 3 assets measured at fair value on a recurring basis for fiscal 2011 and 2010 is as follows:

	Balance	Total Realized	Sales and Other	Balance
Year Ended April 3, 2011	March 28, 2010	Gains (Losses)	Settlements	April 3, 2011
	(In thousands)

Auction rate debt securities	$17,951	$1,299	$(19,250)	$—
Auction rate preferred securities	4,366	184	(4,550)	—
Put options related to auction rate securities	1,439	(1,439)	—	—

	$23,756	$44	$(23,800)	$—

			Change in
	Balance	Total Realized	Unrealized	Sales and Other	Balance
Year Ended March 28, 2010	March 29, 2009	Gains (Losses)	Losses	Settlements	March 28, 2010
	(In thousands)

Auction rate debt securities	$20,741	$2,434	$—	$(5,224)	$17,951
Auction rate preferred securities	4,964	5,834	5	(6,437)	4,366
Put options related to auction rate securities	9,281	(7,842)	—	—	1,439

	$34,986	$426	$5	$(11,661)	$23,756

Note 5.	Inventories

Components of inventories are as follows:

	2011	2010
	(In thousands)

Raw materials	$5,702	$6,693
Finished goods	21,229	12,710

	$26,931	$19,403

Note 6.	Property and Equipment

Components of property and equipment are as follows:

	2011	2010
	(In thousands)

Land	$11,663	$11,663
Buildings and improvements	40,984	40,705
Production and test equipment	187,655	175,901
Furniture and fixtures	7,958	8,033

	248,260	236,302
Less accumulated depreciation and amortization	171,126	152,806

	$77,134	$83,496

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Purchased Intangible Assets

Purchased intangible assets consist of the following:

	April 3, 2011			March 28, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Acquisition-related intangibles:
Core/developed technology	$45,700	$34,479	$11,221	$45,700	$30,059	$15,641
Customer relationships	—	—	—	9,700	9,700	—
Other	1,010	387	623	1,010	185	825

	46,710	34,866	11,844	56,410	39,944	16,466
Other purchased intangibles:
Technology-related	2,384	1,534	850	3,716	2,788	928

	$49,094	$36,400	$12,694	$60,126	$42,732	$17,394

A summary of the amortization expense, by classification, included in the consolidated statements of income is as follows:

	2011	2010	2009
	(In thousands)

Cost of revenues	$4,868	$7,052	$12,491
Engineering and development	—	—	125
Sales and marketing	—	1,886	3,234

	$4,868	$8,938	$15,850

The following table presents the estimated future amortization expense of purchased intangible assets as of April 3, 2011:

Fiscal
(In thousands)

2012	$4,803
2013	4,889
2014	1,199
2015	968
2016	771
2017	64

$12,694

Note 8.	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of April 3, 2011 and March 28, 2010, the Company had 208.0 million and 204.9 million shares of common stock issued, respectively. As of April 3, 2011, 36.0 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards and 1.6 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.75 billion of the Company’s outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of the Company’s outstanding common stock. During fiscal 2011, the Company purchased 10.7 million shares of its common stock for an aggregate purchase price of $186.4 million, of which $0.8 million was pending settlement and is included in other current liabilities in the consolidated balance sheet as of April 3, 2011. During fiscal 2010, the Company purchased 10.1 million shares of its common stock for an aggregate purchase price of $165.5 million, of which $3.6 million was pending settlement and is included in other current liabilities in the consolidated balance sheet as of March 28, 2010. As of April 3, 2011, the Company had purchased a total of 103.3 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.63 billion.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 9.	Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. ESPP participant contributions of $1.2 million were included in other current liabilities in the consolidated balance sheets as of April 3, 2011 and March 28, 2010. The total number of shares issued under the ESPP was 449,000, 560,000 and 528,000 during fiscal 2011, 2010 and 2009, respectively.

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

Under the terms of the 2005 Plan, as amended, non-employee directors receive grants of stock-based awards upon initial election or appointment to the Board of Directors and upon annual reelection to the Board. The target fair value of such grants are determined by reference to the equity compensation for non-employee directors of the Company’s peer group of companies. The target value is then allocated 100% to a non-qualified stock option grant in the case of the initial grant and allocated 35% to a restricted stock unit award and 65% to a non-qualified stock option grant in the case of the annual grant. All stock options and restricted stock units granted to non-employee directors have ten-year terms and vest from one to three years from the date of grant.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also entered into a stock-based performance plan in connection with a business acquisition in fiscal 2007. During fiscal 2011, 2010 and 2009 the Company issued 28,000 shares of common stock valued at $0.6 million, 112,000 shares of common stock valued at $1.3 million and 111,000 shares of common stock valued at $1.7 million, respectively, under this performance plan.

As of April 3, 2011, options to purchase 21.9 million shares of common stock and 2.3 million restricted stock units were held by employees and non-employee directors. Shares available for future grant were 11.8 million under the 2005 Plan as of April 3, 2011. No further awards can be granted under any other plans.

A summary of stock option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at March 30, 2008	26,079	$20.94
Granted	4,117	15.07
Exercised	(1,485)	13.09
Forfeited (cancelled pre-vesting)	(1,121)	15.93
Expired (cancelled post-vesting)	(1,650)	22.42

Outstanding at March 29, 2009	25,940	20.58
Granted	3,853	14.06
Exercised	(1,878)	14.89
Forfeited (cancelled pre-vesting)	(499)	15.54
Expired (cancelled post-vesting)	(3,160)	25.06

Outstanding at March 28, 2010	24,256	19.50
Granted	2,829	17.74
Exercised	(2,091)	14.18
Forfeited (cancelled pre-vesting)	(708)	15.42
Expired (cancelled post-vesting)	(2,430)	32.13

Outstanding at April 3, 2011	21,856	$18.51	5.1	$32,290

Vested and expected to vest at April 3, 2011	21,301	$18.58	5.0	$31,114

Exercisable at April 3, 2011	16,178	$19.40	3.9	$19,754

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding and unvested at March 30, 2008	1,273	$17.57
Granted	944	14.89
Vested	(364)	17.72
Forfeited	(160)	16.12

Outstanding and unvested at March 29, 2009	1,693	16.18
Granted	1,488	13.85
Vested	(533)	16.65
Forfeited	(134)	15.85

Outstanding and unvested at March 28, 2010	2,514	14.78
Granted	965	17.79
Vested	(959)	15.31
Forfeited	(249)	15.11

Outstanding and unvested at April 3, 2011	2,271	$15.80

During fiscal 2011, 2010 and 2009, the Company issued 581,000, 334,000 and 233,000 shares of common stock, respectively, in connection with the vesting of restricted stock units. The difference between the number of restricted stock units vested and the shares of common stock issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Stock-Based Compensation Expense

A summary of stock-based compensation expense, by functional line item in the consolidated statements of income, is as follows:

	2011	2010	2009
	(In thousands)

Cost of revenues	$2,563	$2,629	$2,058
Engineering and development	16,466	18,237	15,142
Sales and marketing	7,580	6,918	5,567
General and administrative	8,398	7,910	6,052

	$35,007	$35,694	$28,819

In fiscal 2010, the Company granted 464,000 restricted stock units to employees that joined QLogic in connection with the acquisition of NetXen and recognized $2.4 million and $1.6 million of stock-based compensation related to these awards during fiscal 2011 and 2010, respectively, which is included in the table above.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2011		2010		2009
	Stock	Employee Stock	Stock	Employee Stock	Stock	Employee Stock
	Options	Purchase Plan	Options	Purchase Plan	Options	Purchase Plan

Fair value	$6.62	$3.95	$5.31	$3.50	$5.64	$3.39
Expected volatility	38%	36%	38%	42%	37%	45%
Risk-free interest rate	2.1%	0.2%	2.2%	0.1%	3.4%	0.9%
Expected life (years)	5.3	0.25	5.0	0.25	5.2	0.25
Dividend yield	—	—	—	—	—	—

Restricted stock units granted were valued based on the closing market price on the date of grant.

Stock-based compensation expense for fiscal 2011, 2010 and 2009 was $35.0 million ($27.2 million after income taxes), $35.7 million ($29.4 million after income taxes) and $28.8 million ($24.1 million after income taxes), respectively. Stock-based compensation costs capitalized as part of the cost of assets for fiscal 2011, 2010 and 2009 were not material.

As of April 3, 2011, there was $56.2 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 2.3 years.

During fiscal 2011, 2010 and 2009, the grant date fair value of options vested totaled $18.5 million, $20.0 million and $20.5 million, respectively. The intrinsic value of options exercised during fiscal 2011, 2010 and 2009 totaled $8.4 million, $6.8 million and $6.9 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The fair value of restricted stock units vested during fiscal 2011, 2010 and 2009 totaled $17.1 million, $7.7 million and $5.5 million, respectively.

The Company currently issues new shares to deliver common stock under its stock-based award plans.

Note 10.	Employee Retirement Savings Plan

The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code for substantially all U.S. employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. Effective May 1, 2009, the Company suspended its matching contributions to the plan. Previously, Company contributions matched up to 3% of a participant’s compensation. As of April 3, 2011, the Company authorized a special discretionary contribution to the plan for fiscal 2011. The Company’s contributions on behalf of its employees totaled $0.6 million, $0.1 million and $2.7 million in fiscal 2011, 2010 and 2009, respectively.

The Company also maintains retirement plans in certain non-U.S. locations. The total expense and total obligation of the Company for these plans were not material to the consolidated financial statements for all periods presented.

Note 11.	Special Charges

During fiscal 2011, the Company recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily-terminated employees, primarily related to the consolidation of certain engineering functions. As of April 3, 2011, all such severance benefits had been paid.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, the Company recorded special charges totaling $5.2 million related to the consolidation of facilities and workforce reductions. The special charges consisted primarily of $3.1 million of exit costs related to facilities under non-cancelable leases that the Company ceased using during fiscal 2010 and $1.5 million of exit costs associated with severance benefits for involuntarily-terminated employees (collectively, the Fiscal 2010 Initiative). In addition, the fiscal 2010 special charges included $0.6 million of exit costs related to facilities that the Company ceased using prior to fiscal 2010, which were associated with the fiscal 2009 and 2008 initiatives.

Activity and liability balances for the exit costs related to the Fiscal 2010 Initiative are as follows:

		Workforce
	Facility	Reductions	Total
	(In thousands)

Charged to costs and expenses	$3,076	$1,542	$4,618
Cash payments	(324)	(953)	(1,277)
Non-cash adjustments	92	—	92

Balance as of March 28, 2010	2,844	589	3,433
Cash payments	(582)	(564)	(1,146)
Non-cash adjustments	—	(25)	(25)

Balance as of April 3, 2011	$2,262	$—	$2,262

As of April 3, 2011, unpaid exit costs related to the Fiscal 2010 Initiative totaled $2.3 million and are expected to be paid over the terms of the related agreements through fiscal 2018.

During fiscal 2009, the Company implemented a workforce reduction initiative, primarily in response to the macroeconomic environment, and recorded special charges totaling $4.1 million. The special charges consisted primarily of $3.9 million of exit costs associated with severance benefits for involuntarily-terminated employees and costs related to a facility under a non-cancelable lease that the Company ceased using during fiscal 2009 (collectively, the Fiscal 2009 Initiative). As of April 3, 2011, all exit costs related to the Fiscal 2009 Initiative had been paid.

Note 12.	Interest and Other Income, net

Components of interest and other income, net, are as follows:

	2011	2010	2009
	(In thousands)

Interest income	$3,561	$5,399	$11,295
Gain on sales of available-for-sale securities	2,158	4,521	4,770
Loss on sales of available-for-sale securities	(342)	(1,811)	(1,131)
Net gains on trading securities	44	426	3,456
Gain on distributions of other investment securities	328	1,846	—
Impairment of investment securities	—	—	(16,407)
Other	(562)	220	151

	$5,187	$10,601	$2,134

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

Income before income taxes consists of the following components:

	2011	2010	2009
	(In thousands)

United States	$32,561	$58,604	$130,573
International	112,222	51,103	38,435

	$144,783	$109,707	$169,008

The components of income taxes are as follows:

	2011	2010	2009
	(In thousands)

Current:
Federal	$(6,431)	$42,350	$32,147
State	2,890	4,158	7,524
Foreign	4,809	2,252	3,888

Total current	1,268	48,760	43,559

Deferred:
Federal	5,553	5,578	17,465
State	253	109	(511)
Foreign	(1,381)	312	(294)

Total deferred	4,425	5,999	16,660

	$5,693	$54,759	$60,219

The deferred tax expense (benefit) associated with the change in unrealized gains and losses on the Company’s investment securities of $(0.5) million, $0.3 million and $2.2 million in fiscal 2011, 2010 and 2009, respectively, were recorded in other comprehensive income.

A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	2011	2010	2009
	(In thousands)

Expected income tax provision at the statutory rate	$50,674	$38,397	$59,153
State income taxes, net of federal tax benefit	1,911	2,282	7,370
Tax rate differential on foreign earnings and other international related tax items	(35,460)	17,864	997
Benefit from research and other credits	(7,704)	(4,732)	(5,370)
Stock-based compensation	4,096	3,294	3,681
Resolution of prior period tax matters	(10,013)	(696)	(8,892)
Valuation allowance	1,766	(1,581)	3,469
Other, net	423	(69)	(189)

	$5,693	$54,759	$60,219

The Company implemented a globalization initiative to expand its worldwide footprint beginning in fiscal 2005. As part of this initiative, certain intellectual property and other rights were licensed to one of the Company’s

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

international subsidiaries. During the fourth quarter of fiscal 2010, the license agreement was amended which resulted in a fully paid-up license. The Company recorded a tax charge of $29.7 million in fiscal 2010 related to the globalization initiative, primarily due to the amendment to the license agreement. As a result of the amendment, the Company determined that all payment obligations under the license agreement had been satisfied in fiscal 2010 and, accordingly, the Company realized an increased tax benefit in fiscal 2011 due to its foreign operations generating a higher portion of its taxable income, which is taxed at more favorable rates.

The components of the deferred tax assets and liabilities are as follows:

	2011	2010
	(In thousands)

Deferred tax assets:
Reserves and accruals not currently deductible	$22,206	$22,642
Stock-based compensation	14,570	14,859
Net operating loss carryforwards	14,443	13,924
Research credits	6,618	4,132
Investment securities	1,545	1,238
Foreign tax credits	1,157	2,571
Capital loss carryovers	484	1,061
Property and equipment	—	2,887
Other	1,553	1,434

Total gross deferred tax assets	62,576	64,748
Valuation allowance	(3,654)	(1,888)

Total deferred tax assets, net of valuation allowance	58,922	62,860

Deferred tax liabilities:
State income taxes	6,036	2,973
Property and equipment	4,086	—
Research and development expenditures	3,348	8,573
Purchased intangible assets	2,365	3,421

Total deferred tax liabilities	15,835	14,967

Net deferred tax assets	$43,087	$47,893

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the full benefit of the existing net deferred tax assets as of April 3, 2011, except for the deferred tax assets related to certain investment securities, capital loss carryovers, and certain state net operating losses and tax credits. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The Company’s deferred tax assets related to investment securities and capital loss carryovers consist primarily of temporary differences related to other-than-temporary impairments on the Company’s investment securities and realized losses on dispositions of investment securities that are subject to limitations on deductibility. As a result of limitations on the deductibility of capital losses and other factors, management is currently unable to assert that it is more likely than not that the Company will realize the full benefit of these deferred tax assets. Accordingly, the Company had previously recorded a valuation allowance against these deferred tax assets. The

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of this valuation allowance was $1.5 million and $1.9 million as of April 3, 2011 and March 28, 2010, respectively.

The Company’s deferred tax assets relating to state net operating losses and state tax credits include attributes related to a subsidiary that files state tax returns on a separate filing basis in certain tax jurisdictions. Based on various factors, including historical operating results, management is currently unable to assert that it is more likely than not that the Company will realize the benefit of these deferred tax assets. Accordingly, the Company recorded a valuation allowance against these deferred tax assets of $2.2 million during fiscal 2011.

As of April 3, 2011, the Company has federal net operating loss carryforwards of $21.0 million, which will expire between fiscal 2021 and 2029, if not utilized, and state net operating loss carryforwards of $76.5 million, which will expire between fiscal 2017 and 2031, if not utilized. The Company also has state capital loss carryovers of $16.5 million which will expire between fiscal 2013 and 2015, if not utilized, and state tax credit carryforwards of $6.4 million, of which the majority have no expiration date. The net operating loss and tax credit carryforwards relating to acquired companies are subject to limitations on the timing of utilization.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of April 3, 2011, the cumulative amount of undistributed earnings of the Company’s foreign subsidiaries was $274.5 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company is no longer subject to federal income tax examinations prior to fiscal 2008 and California income tax examinations prior to fiscal 2009. The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. With limited exceptions, the Company is no longer subject to other state and foreign income tax examinations by taxing authorities for periods prior to fiscal 2008. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2011	2010
	(In thousands)

Balance at beginning of year	$65,385	$41,526
Additions based on tax positions related to the current year	1,781	33,354
Additions for tax positions of prior years	472	2,215
Reductions for tax positions of prior years	(2,834)	(4,502)
Settlements with taxing authorities	—	(5,603)
Lapses of statute of limitations	(7,294)	(1,605)

Balance at end of year	$57,510	$65,385

If the unrecognized tax benefits as of April 3, 2011 were recognized, $55.7 million, net of $1.8 million of tax benefits from foreign tax credits and state income taxes, would favorably affect the Company’s effective income tax rate. It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $1.8 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2012.

In addition to the unrecognized tax benefits noted above, the Company had accrued $3.4 million and $3.3 million of interest expense, net of the related tax benefit, and penalties as of April 3, 2011 and March 28, 2010, respectively. The Company recognized interest expense (benefit), net of the related tax effect, and penalties aggregating $0.1 million, $(0.1) million and $(1.2) million during fiscal 2011, 2010 and 2009, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	2011	2010	2009
	(In thousands, except per share amounts)

Net income	$139,090	$54,948	$108,789

Shares:
Weighted-average shares outstanding — basic	107,647	116,037	127,776
Dilutive potential common shares, using treasury stock method	1,545	1,327	794

Weighted-average shares outstanding — diluted	109,192	117,364	128,570

Net income per share:
Basic	$1.29	$0.47	$0.85

Diluted	$1.27	$0.47	$0.85

Stock-based awards, including stock options and restricted stock units, representing 14.5 million, 20.5 million and 25.4 million shares of common stock have been excluded from the diluted net income per share calculations for fiscal 2011, 2010 and 2009, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

Note 15.	Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of April 3, 2011 is as follows:

Fiscal Year
(In thousands)

2012	$6,351
2013	4,507
2014	4,150
2015	3,104
2016	1,854
Thereafter	4,101

Total future minimum lease payments	$24,067

Rent expense for fiscal 2011, 2010 and 2009 was $9.6 million, $9.4 million and $9.0 million, respectively.

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

Note 16.	Revenue Components, Geographic Revenues and Significant Customers

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment.

Revenue Components

A summary of net revenues by product category is as follows:

	2011	2010	2009
	(In thousands)

Host Products	$429,279	$396,519	$440,862
Network Products	106,060	99,449	117,551
Silicon Products	50,987	42,368	61,426
Service and other	10,873	10,734	14,023

	$597,199	$549,070	$633,862

Geographic Revenues

Revenues by geographic area are presented based upon the ship-to location of the customer. Net revenues by geographic area are as follows:

	2011	2010	2009
	(In thousands)

United States	$264,345	$250,333	$303,729
Asia-Pacific and Japan	165,779	138,775	139,850
Europe, Middle East and Africa	133,698	126,966	154,463
Rest of world	33,377	32,996	35,820

	$597,199	$549,070	$633,862

Net revenues from customers in China were $84.0 million, $72.3 million and $58.5 million for fiscal 2011, 2010 and 2009, respectively. No individual country other than the United States and China represented 10% or more of net revenues for any of the years presented.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues is as follows:

	2011	2010	2009

Hewlett-Packard	25%	24%	21%
IBM	19%	20%	18%
Dell	11%	*	*
Sun Microsystems (acquired by Oracle in fiscal 2010)	*	*	11%

*	Less than 10% of net revenues

Note 17.	Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2011 and 2010:

	Three Months Ended
	June	September	December(1)	March(2)
	(In thousands, except per share amounts)

Fiscal 2011:
Net revenues	$142,609	$146,529	$155,771	$152,290
Gross profit	92,908	96,118	102,771	101,458
Operating income	28,370	34,875	40,459	35,892
Net income	25,449	29,986	50,339	33,316
Net income per share:
Basic	0.23	0.28	0.48	0.32
Diluted	0.22	0.28	0.47	0.31
Fiscal 2010:
Net revenues	$122,775	$131,457	$149,122	$145,716
Gross profit	78,306	83,688	96,102	94,847
Operating income	16,449	20,782	34,532	27,343
Net income (loss)	14,963	16,163	28,648	(4,826)
Net income (loss) per share:
Basic	0.13	0.14	0.25	(0.04)
Diluted	0.13	0.14	0.25	(0.04)

(1)	During the three months ended December 26, 2010, the Company recorded $14.6 million of third quarter specific income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items.

(2)	During the three months ended March 28, 2010, the Company recorded an income tax charge of $29.7 million related to its globalization initiative, primarily due to an amendment to an intercompany technology license agreement with an international subsidiary which resulted in a fully paid-up license, and special charges of $4.3 million related to certain exit costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2011.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of April 3, 2011.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 37 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2011, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2011, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2011, for information required under this Item 12. Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2011, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2011, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended April 3, 2011, March 28, 2010 and March 29, 2009 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended April 3, 2011, March 28, 2010 and March 29, 2009 is filed as part of this report and is incorporated herein by reference:

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
Simon Biddiscombe
President and
Chief Executive Officer

Date: May 26, 2011

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Simon Biddiscombe and/or Jean Hu, as attorney-in-fact, to sign on his or her behalf and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Simon Biddiscombe Simon Biddiscombe	President, Chief Executive Officer and Director	May 26, 2011
Principal Financial and Accounting Officer:

/s/ Jean Hu Jean Hu	Senior Vice President and Chief Financial Officer	May 26, 2011

/s/ H.K. Desai H.K. Desai	Executive Chairman and Chairman of the Board	May 26, 2011

Joel S. Birnbaum	Director

/s/ James R. Fiebiger James R. Fiebiger	Director	May 26, 2011

/s/ Balakrishnan S. Iyer Balakrishnan S. Iyer	Director	May 26, 2011

/s/ Kathryn B. Lewis Kathryn B. Lewis	Director	May 26, 2011

Signature	Title	Date

/s/ D. Scott Mercer D. Scott Mercer	Director	May 26, 2011

/s/ George D. Wells George D. Wells	Director	May 26, 2011

/s/ William M. Zeitler William M. Zeitler	Director	May 26, 2011

SCHEDULE II

QLOGIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions:
		Charged to	Deductions:
	Balance at	Costs and	Amounts	Balance at
	Beginning of	Expenses	Written Off, Net	End of
	Year	or Revenues	of Recoveries	Year
	(In thousands)

Year ended April 3, 2011:
Allowance for doubtful accounts	$1,505	$54	$23	$1,536
Sales returns and allowances	$8,276	$29,208	$29,628	$7,856
Year ended March 28, 2010:
Allowance for doubtful accounts	$1,366	$366	$227	$1,505
Sales returns and allowances	$8,848	$29,311	$29,883	$8,276
Year ended March 29, 2009:
Allowance for doubtful accounts	$1,176	$278	$88	$1,366
Sales returns and allowances	$7,601	$37,074	$35,827	$8,848

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of Emulex Micro Devices Corporation, dated November 13, 1992. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.2	EMD Incorporation Agreement, dated as of January 1, 1993. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.3	Certificate of Amendment of Certificate of Incorporation, dated May 26, 1993. (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10/A filed on February 15, 1994)
3.4	Certificate of Amendment of Certificate of Incorporation, dated February 24, 1994. (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock, dated June 4, 1996. (incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.6	Certificate of Amendment of Certificate of Incorporation, dated February 5, 1999. (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K for the year ended March 28, 1999)
3.7	Certificate of Amendment of Certificate of Incorporation, dated January 4, 2000. (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)
3.8	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2000. (incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2003)
3.9	By-Laws of QLogic Corporation, as amended. (incorporated by reference to Exhibit 3.9 of the Registrant’s Current Report on Form 8-K filed on November 12, 2008)
10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended.* (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))
10.2	QLogic Corporation Stock Awards Plan, as amended.* (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572))
10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006)
10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective February 10, 2011.*
10.5	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2009.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2009)
10.6	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective February 10, 2011.*
10.7	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective February 10, 2011.*
10.8	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective February 10, 2011.*
10.9	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)
10.10	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and Simon Biddiscombe.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008)

Exhibit
No.	Description

10.11	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan Amended and Restated Effective June 9, 2010.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010)
10.12	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and Simon Biddiscombe.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)
10.13	Employment Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)
10.14	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai.* (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010)
10.15	Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.