Form 10-Q
period 2011-07-03
QLOGIC CORP
filed 2011-08-05
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

Commission file number 0-23298

QLogic Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0537669
(State of incorporation)	(I.R.S. Employer Identification No.)

26650 Aliso Viejo Parkway

Aliso Viejo, California 92656

(Address of principal executive office and zip code)

(949) 389-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as  defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, 103,940,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2011	April 3, 2011
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$89,802	$147,780
Marketable securities	309,926	236,296
Accounts receivable, less allowance for doubtful accounts of $1,652 and $1,536 as of July 3, 2011 and April 3, 2011, respectively	79,110	70,134
Inventories	26,015	26,931
Deferred tax assets	17,315	17,754
Other current assets	21,270	20,753

Total current assets	543,438	519,648
Property and equipment, net	81,506	77,134
Goodwill	119,748	119,748
Purchased intangible assets, net	12,148	12,694
Deferred tax assets	22,420	25,333
Other assets	2,419	2,650

	$781,679	$757,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,353	$34,816
Accrued compensation	21,184	25,858
Accrued taxes	5,924	6,012
Deferred revenue	10,172	10,431
Other current liabilities	7,916	5,221

Total current liabilities	83,549	82,338
Accrued taxes	60,038	62,565
Deferred revenue	4,832	5,169
Other liabilities	6,280	5,971

Total liabilities	154,699	156,043

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 209,016,000 and 208,042,000 shares issued as of July 3, 2011 and April 3, 2011, respectively	209	208
Additional paid-in capital	856,911	844,546
Retained earnings	1,420,191	1,387,765
Accumulated other comprehensive income	1,081	614
Treasury stock, at cost: 104,504,000 and 103,325,000 shares as of July 3, 2011 and April 3, 2011, respectively	(1,651,412)	(1,631,969)

Total stockholders’ equity	626,980	601,164

	$781,679	$757,207

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 3, 2011	June 27, 2010
	(Unaudited; In thousands, except per share amounts)
Net revenues	$151,622	$142,609
Cost of revenues	50,859	49,701

Gross profit	100,763	92,908

Operating expenses:
Engineering and development	37,692	34,709
Sales and marketing	21,263	20,430
General and administrative	9,163	8,468
Special charges	—	931

Total operating expenses	68,118	64,538

Operating income	32,645	28,370
Interest and other income, net	1,048	1,676

Income before income taxes	33,693	30,046
Income taxes	1,267	4,597

Net income	$32,426	$25,449

Net income per share:
Basic	$0.31	$0.23

Diluted	$0.31	$0.22

Number of shares used in per share calculations:
Basic	104,679	111,425

Diluted	105,789	113,730

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 3, 2011	June 27, 2010
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$32,426	$25,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,975	8,066
Stock-based compensation	9,667	10,323
Amortization of acquisition-related intangible assets	1,156	1,156
Deferred income taxes	3,124	6,584
Net gains on investment securities	(390)	(711)
Other non-cash items	1,211	(5)
Changes in operating assets and liabilities:
Accounts receivable	(9,101)	(1,247)
Inventories	916	(5,003)
Other assets	(1,854)	76
Accounts payable	539	(687)
Accrued compensation	(4,674)	(5,546)
Accrued taxes	(1,340)	(6,155)
Deferred revenue	(596)	(144)
Other liabilities	2,254	(1,511)

Net cash provided by operating activities	40,313	30,645

Cash flows from investing activities:
Purchases of available-for-sale securities	(133,619)	(34,604)
Proceeds from sales and maturities of available-for-sale securities	60,171	45,657
Proceeds from disposition of trading securities	—	9,350
Distributions from other investment securities	—	293
Purchases of property and equipment	(8,982)	(5,297)

Net cash provided by (used in) investing activities	(82,430)	15,399

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	7,553	4,555
Excess tax benefits from stock-based awards	538	1,029
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,259)	(5,861)
Purchases of treasury stock	(18,693)	(53,122)

Net cash used in financing activities	(15,861)	(53,399)

Net decrease in cash and cash equivalents	(57,978)	(7,355)
Cash and cash equivalents at beginning of period	147,780	190,308

Cash and cash equivalents at end of period	$89,802	$182,953

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011. The results of operations for the three months ended July 3, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Recently Adopted Accounting Standards

In September 2009, the Financial Accounting Standards Board reached a consensus on Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. Overall arrangement consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling prices. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The Company adopted the provisions of these standards beginning in the first quarter of fiscal 2012 on a prospective basis. The adoption of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
July 3, 2011
U.S. government and agency securities	$71,580	$148	$(22)	$71,706
Corporate debt obligations	184,067	1,115	(145)	185,037
Asset and mortgage-backed securities	29,159	313	(67)	29,405
Municipal bonds	22,099	32	(4)	22,127
Non-U.S. government and agency securities	1,651	—	—	1,651

	$308,556	$1,608	$(238)	$309,926

April 3, 2011
U.S. government and agency securities	$55,875	$94	$(216)	$55,753
Corporate debt obligations	137,706	1,012	(282)	138,436
Asset and mortgage-backed securities	22,249	293	(52)	22,490
Municipal bonds	17,941	10	(10)	17,941
Non-U.S. government and agency securities	1,676	—	—	1,676

	$235,447	$1,409	$(560)	$236,296

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities as of July 3, 2011, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$121,395	$121,762
Due after one year through three years	128,945	129,674
Due after three years through five years	15,676	15,708
Due after five years	42,540	42,782

	$308,556	$309,926

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 3, 2011 and April 3, 2011.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
July 3, 2011
U.S. government and agency securities	$23,576	$(22)	$—	$—	$23,576	$(22)
Corporate debt obligations	56,756	(145)	—	—	56,756	(145)
Asset and mortgage-backed securities	11,479	(67)	—	—	11,479	(67)
Municipal bonds	1,247	(4)	—	—	1,247	(4)

	$93,058	$(238)	$—	$—	$93,058	$(238)

April 3, 2011
U.S. government and agency securities	$25,712	$(216)	$—	$—	$25,712	$(216)
Corporate debt obligations	60,595	(282)	—	—	60,595	(282)
Asset and mortgage-backed securities	7,991	(52)	—	—	7,991	(52)
Municipal bonds	1,866	(10)	—	—	1,866	(10)

	$96,164	$(560)	$—	$—	$96,164	$(560)

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of July 3, 2011 and April 3, 2011 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
July 3, 2011
Cash and cash equivalents	$82,046	$7,756	$—	$89,802

Marketable securities:
U.S. government and agency securities	71,706	—	—	71,706
Corporate debt obligations	—	185,037	—	185,037
Asset and mortgage-backed securities	—	29,405	—	29,405
Municipal bonds	—	22,127	—	22,127
Non-U.S. government and agency securities	—	1,651	—	1,651

	71,706	238,220	—	309,926

	$153,752	$245,976	$—	$399,728

April 3, 2011
Cash and cash equivalents	$146,281	$1,499	$—	$147,780

Marketable securities:
U.S. government and agency securities	55,753	—	—	55,753
Corporate debt obligations	—	138,436	—	138,436
Asset and mortgage-backed securities	—	22,490	—	22,490
Municipal bonds	—	17,941	—	17,941
Non-U.S. government and agency securities	—	1,676	—	1,676

	55,753	180,543	—	236,296

	$202,034	$182,042	$—	$384,076

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

Note 4. Inventories

Components of inventories are as follows:

	July 3, 2011	April 3, 2011
	(In thousands)
Raw materials	$6,382	$5,702
Finished goods	19,633	21,229

	$26,015	$26,931

Note 5. Stock-Based Compensation

During the three months ended July 3, 2011, the Company granted options to purchase 1.4 million shares of common stock and 1.4 million restricted stock units with weighted average grant date fair values of $5.83 and $15.71 per share, respectively, and also granted 0.2 million restricted stock units with performance conditions to certain senior executives.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(In thousands)
Cost of revenues	$808	$734
Engineering and development	4,631	5,007
Sales and marketing	1,857	2,113
General and administrative	2,371	2,469

	$9,667	$10,323

Note 6. Income Taxes

The Company’s provision for income taxes was $1.3 million and $4.6 million for the three months ended July 3, 2011 and June 27, 2010, respectively.

The effective tax rate was 4% and 15% for the three months ended July 3, 2011 and June 27, 2010, respectively. The effective tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

The effective tax rate for the three months ended July 3, 2011 was favorably impacted by certain discrete tax related items, principally the resolution of state income tax examinations.

The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

Note 7. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(In thousands, except per share amounts)
Net income	$32,426	$25,449

Shares:
Weighted-average shares outstanding — basic	104,679	111,425
Dilutive potential common shares, using treasury stock method	1,110	2,305

Weighted-average shares outstanding — diluted	105,789	113,730

Net income per share:
Basic	$0.31	$0.23

Diluted	$0.31	$0.22

Stock-based awards, including stock options and restricted stock units, representing 14.4 million and 11.3 million shares of common stock have been excluded from the diluted net income per share calculations for the three months ended July 3, 2011 and June 27, 2010, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(In thousands)
Net income	$32,426	$25,449
Other comprehensive income:
Change in unrealized gains on marketable securities, net of income taxes	467	147

	$32,893	$25,596

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

Our products are used in connection with three distinct types of networks: Storage Networks, High Performance Computing, or HPC, Networks, and Converged Networks. Storage Networks are used to provide critical data across enterprise environments and primarily use Fibre Channel technology. HPC Networks facilitate advanced parallel processing over multiple servers and typically are used for applications where very large amounts of data must be processed quickly and efficiently. The HPC Network products that we sell are based on InfiniBand® technology. Converged Networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and local area networks, using Ethernet speeds of 10Gb and greater. For example, Fibre Channel over Ethernet, or FCoE, uses an enhanced Ethernet network for both Fibre Channel storage and Ethernet data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet networks used by most local area networks.

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

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server, workstation, network and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. These products are incorporated in solutions from a number of storage system and computer system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Oracle Corporation and many others.

First Quarter Financial Highlights and Other Information

A summary of our financial performance during the first quarter of fiscal 2012 is as follows:

•

Net revenues were $151.6 million in the first quarter of fiscal 2012 compared to $152.3 million in the fourth quarter of fiscal 2011. Revenues from Host Products of $109.8 million increased sequentially by $0.7 million from $109.1 million in the fourth quarter of fiscal 2011 and revenues from Silicon Products of $16.8 million increased sequentially by $0.7 million from $16.1 million in the fourth quarter of fiscal 2011. Revenues from Network Products were $21.9 million in the first quarter of fiscal 2012 compared to $24.3 million in the fourth quarter of fiscal 2011. Fiscal year 2011 was comprised of 53 weeks and included a fourteenth week in the fourth quarter.

•	Gross profit as a percentage of net revenues was 66.5% for the first quarter of fiscal 2012 compared to 66.6% in the fourth quarter of fiscal 2011.

•	Operating income as a percentage of net revenues for the first quarter of fiscal 2012 was 21.5% compared to 23.6% in the fourth quarter of fiscal 2011.

•	Net income was $32.4 million, or $0.31 per diluted share, in the first quarter of fiscal 2012 compared to $33.3 million, or $0.31 per diluted share, in the fourth quarter of fiscal 2011.

•	Cash, cash equivalents and marketable securities increased to $399.7 million as of July 3, 2011 from $384.1 million as of April 3, 2011.

•

Accounts receivable was $79.1 million as of July 3, 2011 compared to $70.1 million as of April 3, 2011. Days sales outstanding (DSO) in receivables was 47 days as of July 3, 2011 compared to 45 days as of April 3, 2011.

•

Inventories decreased to $26.0 million as of July 3, 2011 from $26.9 million as of April 3, 2011. Our annualized inventory turns increased to 7.8 turns in the first quarter of fiscal 2012 from 7.0 turns in the fourth quarter of fiscal 2011.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(Dollars in millions)
Net revenues:
Host Products	$109.8	$102.5
Network Products	21.9	25.6
Silicon Products	16.8	11.9
Service and other	3.1	2.6

	$151.6	$142.6

Percentage of net revenues:
Host Products	72%	72%
Network Products	15	18
Silicon Products	11	8
Service and other	2	2

	100%	100%

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

Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 6% to $151.6 million for the three months ended July 3, 2011 from $142.6 million for the three months ended June 27, 2010. The increase in net revenue was primarily the result of a $7.3 million, or 7%, increase in revenue from Host Products and a $4.9 million, or 42%, increase in revenue from Silicon Products, partially offset by a $3.7 million, or 15%, decrease in revenue from Network Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Silicon Products was primarily due to an increase in the quantity of chips sold. The decrease in revenue from Network Products was primarily due to a 10% decrease in the quantity of switches sold and a 9% decrease in the average selling prices of these switches. Net revenues for the three months ended July 3, 2011 included $3.1 million of service and other revenues compared with $2.6 million of service and other revenues for the three months ended June 27, 2010. We do not expect service and other revenues to be significant to our overall revenues.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 88% and 83% of net revenues during the three months ended July 3, 2011 and June 27, 2010, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(In millions)
United States	$69.7	$64.0
Asia-Pacific and Japan	45.5	39.0
Europe, Middle East and Africa	28.7	32.1
Rest of world	7.7	7.5

	$151.6	$142.6

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. No individual country other than the United States and China represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $17.9 million and $21.4 million for the three months ended July 3, 2011 and June 27, 2010, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(Dollars in millions)
Gross profit	$100.8	$92.9
Percentage of net revenues	66.5%	65.1%

Gross profit for the three months ended July 3, 2011 increased $7.9 million, or 8%, from gross profit for the three months ended June 27, 2010. The gross profit percentage for the three months ended July 3, 2011 was 66.5% and increased from 65.1% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to a favorable change in product mix.

Our ability to maintain our current gross profit percentage can be significantly affected by factors such as manufacturing volumes over which fixed costs are absorbed, sales discounts and customer incentives, component costs, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets. We anticipate that it will continue to be difficult to reduce manufacturing costs. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical periods and it may decline in the future.

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(Dollars in millions)
Operating expenses:
Engineering and development	$37.7	$34.7
Sales and marketing	21.3	20.4
General and administrative	9.1	8.5
Special charges	—	0.9

	$68.1	$64.5

Percentage of net revenues:
Engineering and development	24.9%	24.4%
Sales and marketing	14.0	14.3
General and administrative	6.0	5.9
Special charges	—	0.7

	44.9%	45.3%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended July 3, 2011, engineering and development expenses increased to $37.7 million from $34.7 million for the three months ended June 27, 2010. The increase was primarily due to a $2.9 million increase in cash compensation and related employee benefit costs, primarily due to an increase in headcount related to our planned incremental investments to drive future revenue growth.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $21.3 million for the three months ended July 3, 2011 from $20.4 million for the three months ended June 27, 2010. The increase in sales and marketing expenses was primarily due to a $0.8 million increase in cash compensation and related employee benefit costs, primarily due to an increase in headcount.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $9.1 million for the three months ended July 3, 2011 from $8.5 million for the three months ended June 27, 2010. The increase in general and administrative expenses was primarily due to a $0.5 million increase in cash compensation and related employee benefit costs.

Special Charges. During the three months ended June 27, 2010, we recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions.

Interest and Other Income, Net

Components of our interest and other income, net, are as follows:

	Three Months Ended
	July 3, 2011	June 27, 2010
	(In millions)
Interest income	$0.8	$1.0
Net gains on investment securities	0.4	0.7
Other	(0.2)	—

	$1.0	$1.7

Income Taxes

Our provision for income taxes was $1.3 million and $4.6 million for the three months ended July 3, 2011 and June 27, 2010, respectively.

Our effective tax rate was 4% and 15% for the three months ended July 3, 2011 and June 27, 2010, respectively. The decrease in our effective tax rate for the three months ended July 3, 2011 as compared to the three months ended June 27, 2010 was primarily due to the benefit from certain discrete tax related items, principally the resolution of state income tax examinations. We expect the annual effective tax rate for fiscal 2012 to be approximately 11%.

Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Given the global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, newly enacted tax legislation, examinations by tax authorities, stock-based compensation and uncertain tax positions.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $399.7 million as of July 3, 2011 from $384.1 million as of April 3, 2011. As of July 3, 2011 and April 3, 2011, our international subsidiaries held 69% and 67%, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of July 3, 2011 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities increased to $40.3 million for the three months ended July 3, 2011 from $30.6 million for the three months ended June 27, 2010. Operating cash flow for the three months ended July 3, 2011 consisted of our net income of $32.4 million and net non-cash expenses of $21.7 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $13.8 million. The changes in operating assets and liabilities included a $9.1 million increase in accounts receivable and a $4.7 million decrease in accrued compensation. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The decrease in accrued compensation was primarily due to the timing of payment obligations.

Cash provided by operating activities of $30.6 million for the three months ended June 27, 2010 consisted of our net income of $25.4 million and net non-cash expenses of $25.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $20.2 million. The changes in operating assets and liabilities included a $6.2 million decrease in accrued taxes, a $5.5 million decrease in accrued compensation and a $5.0 million increase in inventories. The decreases in accrued taxes and accrued compensation were primarily due to the timing of payment obligations. The increase in inventories was due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products.

Cash used in investing activities was $82.4 million for the three months ended July 3, 2011 and consisted of $73.4 million of net purchases of available-for-sale securities and $9.0 million of purchases of property and equipment. During the three months ended June 27, 2010, cash provided by investing activities was $15.4 million and consisted primarily of $11.1 million of net proceeds from sales and maturities of available-for-sale securities and $9.3 million of proceeds from the disposition of trading securities at par value, partially offset by $5.3 million of purchases of property and equipment.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $15.9 million for the three months ended July 3, 2011 consisted of our purchase of $18.7 million of common stock under our stock repurchase program and $5.3 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $8.1 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the three months ended June 27, 2010, cash used in financing activities of $53.4 million consisted of our purchase of $53.1 million of common stock under our stock repurchase program and $5.9 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $5.6 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.75 billion of our outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of our outstanding common stock. As of July 3, 2011, we had repurchased a total of 104.5 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.65 billion. During the three months ended July 3, 2011, we repurchased 1.2 million shares for an aggregate purchase price of $19.4 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $98.6 million as of July 3, 2011.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of July 3, 2011, and their impact on our cash flows in future fiscal years, is as follows:

	2012 (Remaining nine months)	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Operating leases	$5.3	$4.6	$4.1	$3.1	$1.9	$4.1	$23.1
Non-cancelable purchase obligations	45.2	0.2	—	—	—	—	45.4

Total	$50.5	$4.8	$4.1	$3.1	$1.9	$4.1	$68.5

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $60.0 million as of July 3, 2011. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For those sales that include multiple deliverables, we allocate revenue based on the relative selling price of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. When applying the relative selling price method, the company determines the selling price for each deliverable using vendor-specific objective evidence (VSOE) of the selling price, if it exists. In order to establish VSOE of the selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority of the sales priced within a relatively narrow range. If VSOE of the selling price cannot be determined, we then consider third party evidence (TPE) of the selling price. Generally, we are not able to determine TPE due to the lack of similar products and services sold by other companies within the industry. If neither VSOE nor TPE exists, we determine the estimated selling price based on multiple factors including, but not limited to, cost, gross margin, market conditions and pricing practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each deliverable.

We sell certain software products and related post-contract customer support. We recognize revenue from software products when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to undelivered elements based upon VSOE of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If we are unable to determine VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement is deferred and recognized over the service period or when all elements have been delivered.

Stock-Based Compensation

We recognize compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the measurement date, which is generally the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense for awards that are subject to only a service condition on a straight-line basis over the requisite service period for the entire award, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. For all other stock-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Changes in the subjective assumptions can materially affect the estimated fair value of stock-based awards.

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

Trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in interest and other income, net. In the absence of quoted market prices, these securities are valued based on an income approach using an estimate of future cash flows.

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

Recently Issued Accounting Standards Not Yet Effective

In May 2011, the Financial Accounting Standards Board (FASB) issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of the components of net income, the components of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 3, 2011, the carrying value of our cash and cash equivalents approximates fair value.

We maintain a portfolio of marketable securities consisting primarily of U.S. government and agency securities, corporate debt obligations, asset and mortgage-backed securities and municipal bonds, the majority of which have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term expected duration of our portfolio of marketable securities, we do not believe that we are subject to material interest rate risk.

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of July 3, 2011 consists of $309.9 million of securities that are classified as available-for-sale. As of July 3, 2011, we had gross unrealized losses associated with our available-for-sale securities of $0.2 million that were determined by management to be temporary in nature.

We do not use derivative financial instruments.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 3, 2011. There was no change in our internal control over financial reporting during our quarter ended July 3, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A. Risk	Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended April 3, 2011, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended April 3, 2011.

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

Some of our products are based on Fibre Channel over Ethernet, or FCoE, 10Gb Ethernet or InfiniBand technologies. FCoE is a relatively new converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. As with most emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. We expect products based on FCoE to supplement, and perhaps replace, certain products based on Fibre Channel technology. 10Gb Ethernet is a developing technology for use in enterprise data centers. This emerging market includes well-established participants who have significantly more sales and marketing resources to dedicate to developing and penetrating the market than we do. InfiniBand is currently used primarily in high performance computing environments, and may not be adopted at the rate or to the extent that we anticipate, or the market may not materialize at all. An inability to maintain, or build on, our market share in the Fibre Channel, converged, 10Gb Ethernet or InfiniBand markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

We depend on a small number of customers and any decrease in revenues from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 88% and 83% of net revenues for the three months ended July 3, 2011 and June 27, 2010, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, accounted for over 40% of net revenues during the three months ended July 3, 2011 and June 27, 2010. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

Third-party subcontractors located outside the United States assemble and test certain products for us. To the extent that we rely on third-party subcontractors to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. If a subcontractor experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate has been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Our effective tax rate is also affected by intercompany transactions for licenses, services, funding and other items. Given the global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, examinations by tax authorities, stock-based compensation, uncertain tax positions and newly enacted tax legislation. For example, proposed changes to certain U.S. tax rules for U.S. corporations doing business outside the United States include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and accelerating taxes related to certain transfers of intangible assets offshore. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities, which may result in the assessment of additional income taxes. Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 54% and 55% of our net revenues for the three months ended July 3, 2011 and June 27, 2010, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of July 3, 2011, our international subsidiaries held 69% of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and other anti-bribery laws. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations.

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

Specifically, the earthquake, tsunami and related events that occurred in Japan in March 2011 have caused widespread destruction in a region that includes suppliers of components for many technology companies. Although we do not source any critical components directly from this region, we have carefully evaluated the potential impact of these events on our supply chain and have taken proactive steps to mitigate any potential supply risk exposures. While we will continue to closely monitor this situation, we currently do not expect to have any disruptions to our supply chain that would adversely impact our results of operations. In addition, our major customers may face shortages of components that could negatively impact their ability to build the servers and data center devices into which our products are integrated. While none of our major customers have advised us of any supply constraints that would materially impact their purchases of our products, we continue to closely monitor their product demand. If the impact on our supply chain or customer demand as a result of this disaster is significantly different than our current expectation, our business, results of operations and financial condition could be adversely affected.

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

We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us, or against customers who we are contractually obligated to indemnify, with respect to existing and future products. In addition, our supply of silicon chips and other components can also be interrupted by intellectual property infringement claims against our suppliers.

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

Our portfolio of marketable securities could experience a decline in market value, which could materially and adversely affect our financial results.

As of July 3, 2011, we held short-term marketable securities totaling $309.9 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, our Board of Directors approved a program (the August 2010 Program) to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2012 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
April 4, 2011 – May 1, 2011	267,400	$17.70	267,400	$113,298,000
May 2, 2011– May 29, 2011	291,400	$17.09	291,400	$108,317,000
May 30, 2011 – July 3, 2011	620,800	$15.67	620,800	$98,588,000

	1,179,600	$16.48	1,179,600	$98,588,000

Prior to the first quarter of fiscal 2012, we purchased 4.8 million shares under the August 2010 Program for an aggregate purchase price of $82.0 million.

Item 6.    Exhibits

Exhibits

Exhibit No.

10.1	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective February 10, 2011.*

10.2	Terms and Conditions of FY2012 Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ SIMON BIDDISCOMBE
Simon Biddiscombe
President and
Chief Executive Officer

By:	/s/ JEAN HU
Jean Hu
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2011

EXHIBIT INDEX

Exhibit No.

10.1	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective February 10, 2011.*

10.2	Terms and Conditions of FY2012 Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.