Form 10-Q
period 2011-10-02
QLOGIC CORP
filed 2011-11-03
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

As of October 28, 2011, 100,620,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2011	April 3, 2011
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$74,654	$147,780
Marketable securities	316,267	236,296
Accounts receivable, less allowance for doubtful accounts of $1,611 and $1,536 as of October 2, 2011 and April 3, 2011, respectively	86,522	70,134
Inventories	23,508	26,931
Deferred tax assets	18,202	17,754
Other current assets	17,518	20,753

Total current assets	536,671	519,648
Property and equipment, net	81,928	77,134
Goodwill	119,748	119,748
Purchased intangible assets, net	11,315	12,694
Deferred tax assets	24,368	25,333
Other assets	2,454	2,650

	$776,484	$757,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,549	$34,816
Accrued compensation	22,222	25,858
Accrued taxes	3,686	6,012
Deferred revenue	10,115	10,431
Other current liabilities	7,838	5,221

Total current liabilities	82,410	82,338
Accrued taxes	61,175	62,565
Deferred revenue	4,032	5,169
Other liabilities	6,163	5,971

Total liabilities	153,780	156,043

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 209,234,000 and 208,042,000 shares issued as of October 2, 2011 and April 3, 2011, respectively	209	208
Additional paid-in capital	867,183	844,546
Retained earnings	1,448,845	1,387,765
Accumulated other comprehensive income	81	614
Treasury stock, at cost: 107,504,000 and 103,325,000 shares as of October 2, 2011 and April 3, 2011, respectively	(1,693,614)	(1,631,969)

Total stockholders’ equity	622,704	601,164

	$776,484	$757,207

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(Unaudited; In thousands, except per share amounts)
Net revenues	$150,180	$146,529	$301,802	$289,138
Cost of revenues	51,096	50,411	101,955	100,112

Gross profit	99,084	96,118	199,847	189,026

Operating expenses:
Engineering and development	37,871	32,792	75,563	67,501
Sales and marketing	20,442	20,420	41,705	40,850
General and administrative	8,854	8,031	18,017	16,499
Special charges	—	—	—	931

Total operating expenses	67,167	61,243	135,285	125,781

Operating income	31,917	34,875	64,562	63,245
Interest and other income, net	1,080	1,809	2,128	3,485

Income before income taxes	32,997	36,684	66,690	66,730
Income taxes	4,343	6,698	5,610	11,295

Net income	$28,654	$29,986	$61,080	$55,435

Net income per share:
Basic	$0.28	$0.28	$0.59	$0.50

Diluted	$0.28	$0.28	$0.58	$0.50

Number of shares used in per share calculations:
Basic	103,273	108,220	103,976	109,823

Diluted	103,562	109,039	104,676	111,385

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 2, 2011	September 26, 2010
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$61,080	$55,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,047	15,342
Stock-based compensation	17,687	18,592
Amortization of acquisition-related intangible assets	2,312	2,311
Deferred income taxes	509	5,147
Net gains on investment securities	(817)	(1,728)
Other non-cash items	2,341	92
Changes in operating assets and liabilities:
Accounts receivable	(16,625)	(13,155)
Inventories	3,423	(5,544)
Other assets	(652)	543
Accounts payable	2,137	(6,376)
Accrued compensation	(3,636)	(718)
Accrued taxes	156	(8,692)
Deferred revenue	(1,453)	(733)
Other liabilities	1,310	(3,234)

Net cash provided by operating activities	81,819	57,282

Cash flows from investing activities:
Purchases of available-for-sale securities	(242,274)	(47,920)
Proceeds from sales and maturities of available-for-sale securities	160,542	107,165
Proceeds from disposition of trading securities	—	23,800
Distributions from other investment securities	—	329
Purchases of property and equipment	(18,202)	(9,692)

Net cash provided by (used in) investing activities	(99,934)	73,682

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	9,959	7,757
Excess tax benefits from stock-based awards	539	1,059
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,363)	(5,937)
Purchases of treasury stock	(60,146)	(124,000)

Net cash used in financing activities	(55,011)	(121,121)

Net increase (decrease) in cash and cash equivalents	(73,126)	9,843
Cash and cash equivalents at beginning of period	147,780	190,308

Cash and cash equivalents at end of period	$74,654	$200,151

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011. The results of operations for the three and six months ended October 2, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

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

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
October 2, 2011
U.S. government and agency securities	$84,825	$188	$(32)	$84,981
Corporate debt obligations	178,358	868	(872)	178,354
Asset and mortgage-backed securities	29,769	200	(80)	29,889
Municipal bonds	21,153	34	(5)	21,182
Non-U.S. government and agency securities	1,652	—	—	1,652

Total debt securities	315,757	1,290	(989)	316,058
Certificates of deposit	209	—	—	209

	$315,966	$1,290	$(989)	$316,267

April 3, 2011
U.S. government and agency securities	$55,875	$94	$(216)	$55,753
Corporate debt obligations	137,706	1,012	(282)	138,436
Asset and mortgage-backed securities	22,249	293	(52)	22,490
Municipal bonds	17,941	10	(10)	17,941
Non-U.S. government and agency securities	1,676	—	—	1,676

	$235,447	$1,409	$(560)	$236,296

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities as of October 2, 2011, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$101,865	$102,121
Due after one year through three years	147,834	147,833
Due after three years through five years	26,136	26,065
Due after five years	39,922	40,039

	$315,757	$316,058

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of October 2, 2011 and April 3, 2011.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
October 2, 2011
U.S. government and agency securities	$27,057	$(32)	$—	$—	$27,057	$(32)
Corporate debt obligations	96,436	(872)	—	—	96,436	(872)
Asset and mortgage-backed securities	12,758	(76)	186	(4)	12,944	(80)
Municipal bonds	2,858	(5)	—	—	2,858	(5)

	$139,109	$(985)	$186	$(4)	$139,295	$(989)

April 3, 2011
U.S. government and agency securities	$25,712	$(216)	$—	$—	$25,712	$(216)
Corporate debt obligations	60,595	(282)	—	—	60,595	(282)
Asset and mortgage-backed securities	7,991	(52)	—	—	7,991	(52)
Municipal bonds	1,866	(10)	—	—	1,866	(10)

	$96,164	$(560)	$—	$—	$96,164	$(560)

As of October 2, 2011 and April 3, 2011, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of October 2, 2011 and April 3, 2011, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of October 2, 2011 and April 3, 2011 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
October 2, 2011
Cash and cash equivalents	$71,655	$2,999	$—	$74,654

Marketable securities:
U.S. government and agency securities	84,981	—	—	84,981
Corporate debt obligations	—	178,354	—	178,354
Asset and mortgage-backed securities	—	29,889	—	29,889
Municipal bonds	—	21,182	—	21,182
Non-U.S. government and agency securities	—	1,652	—	1,652
Certificates of deposit	209	—	—	209

	85,190	231,077	—	316,267

	$156,845	$234,076	$—	$390,921

April 3, 2011
Cash and cash equivalents	$146,281	$1,499	$—	$147,780

Marketable securities:
U.S. government and agency securities	55,753	—	—	55,753
Corporate debt obligations	—	138,436	—	138,436
Asset and mortgage-backed securities	—	22,490	—	22,490
Municipal bonds	—	17,941	—	17,941
Non-U.S. government and agency securities	—	1,676	—	1,676

	55,753	180,543	—	236,296

	$202,034	$182,042	$—	$384,076

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

Note 4. Inventories

Components of inventories are as follows:

	October 2, 2011	April 3, 2011
	(In thousands)
Raw materials	$5,029	$5,702
Finished goods	18,479	21,229

	$23,508	$26,931

Note 5. Stock-Based Compensation

During the six months ended October 2, 2011, the Company granted options to purchase 1.6 million shares of common stock and 1.6 million restricted stock units with weighted average grant date fair values of $5.73 and $15.56 per share, respectively, and also granted 0.2 million restricted stock units with performance conditions to certain senior executives.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(In thousands)
Cost of revenues	$635	$629	$1,443	$1,363
Engineering and development	3,592	3,971	8,223	8,978
Sales and marketing	1,844	1,929	3,701	4,042
General and administrative	1,949	1,740	4,320	4,209

	$8,020	$8,269	$17,687	$18,592

Note 6. Income Taxes

The Company’s provision for income taxes was $4.3 million and $5.6 million for the three and six months ended October 2, 2011, respectively, and $6.7 million and $11.3 million for the three and six months ended September 26, 2010, respectively.

The effective tax rate was 8% and 17% for the six months ended October 2, 2011 and September 26, 2010, respectively. The effective tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

The effective tax rate for the six months ended October 2, 2011 was favorably impacted by certain discrete tax related items, principally the resolution of state income tax examinations.

The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

Note 7. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(In thousands, except per share amounts)
Net income	$28,654	$29,986	$61,080	$55,435

Shares:
Weighted-average shares outstanding — basic	103,273	108,220	103,976	109,823
Dilutive potential common shares, using treasury stock method	289	819	700	1,562

Weighted-average shares outstanding — diluted	103,562	109,039	104,676	111,385

Net income per share:
Basic	$0.28	$0.28	$0.59	$0.50

Diluted	$0.28	$0.28	$0.58	$0.50

Stock-based awards, including stock options and restricted stock units, representing 21.0 million and 17.7 million shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended October 2, 2011, respectively, and 20.6 million and 16.0 million shares of common stock have been excluded from the diluted net income per share calculations for the three and six months ended September 26, 2010, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(In thousands)
Net income	$28,654	$29,986	$61,080	$55,435
Other comprehensive income:
Change in unrealized gains/losses on marketable securities, net of income taxes	(1,000)	(70)	(533)	77

	$27,654	$29,916	$60,547	$55,512

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

Second Quarter Financial Highlights and Other Information

A summary of our financial performance during the second quarter of fiscal 2012 is as follows:

•

Net revenues were $150.2 million for the second quarter of fiscal 2012 compared to $151.6 million in the first quarter of fiscal 2012. Revenues from Host Products were $105.6 million in the second quarter of fiscal 2012 compared to $109.8 million in the first quarter of fiscal 2012. Revenues from Network Products of $27.8 million for the second quarter of fiscal 2012 increased sequentially by $5.9 million, or 27%, from $21.9 million in the first quarter of fiscal 2012. Revenues from Silicon Products were $13.9 million in the second quarter of fiscal 2012 compared to $16.8 million in the first quarter of fiscal 2012.

•	Gross profit as a percentage of net revenues was 66.0% for the second quarter of fiscal 2012 compared to 66.5% in the first quarter of fiscal 2012.

•	Operating income as a percentage of net revenues for the second quarter of fiscal 2012 was 21.3% compared to 21.5% in the first quarter of fiscal 2012.

•	Net income was $28.7 million, or $0.28 per diluted share, in the second quarter of fiscal 2012 compared to $32.4 million, or $0.31 per diluted share, in the first quarter of fiscal 2012.

•	Cash, cash equivalents and marketable securities were $390.9 million as of October 2, 2011 compared to $399.7 million as of July 3, 2011.

•

Accounts receivable was $86.5 million as of October 2, 2011 compared to $79.1 million as of July 3, 2011. Days sales outstanding (DSO) in receivables was 52 days as of October 2, 2011 compared to 47 days as of July 3, 2011.

•

Inventories decreased to $23.5 million as of October 2, 2011 from $26.0 million as of July 3, 2011. Our annualized inventory turns increased to 8.7 turns in the second quarter of fiscal 2012 from 7.8 turns in the first quarter of fiscal 2012.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(Dollars in millions)
Net revenues:
Host Products	$105.6	$104.2	$215.4	$206.6
Network Products	27.8	27.2	49.6	52.9
Silicon Products	13.9	12.4	30.7	24.3
Service and other	2.9	2.7	6.1	5.3

	$150.2	$146.5	$301.8	$289.1

Percentage of net revenues:
Host Products	70%	71%	71%	72%
Network Products	19	19	17	18
Silicon Products	9	8	10	8
Service and other	2	2	2	2

	100%	100%	100%	100%

Historically, the global marketplace for network infrastructure solutions has expanded in response to the information requirements of enterprise data centers, cloud computing and other environments dependent on high performance, reliable networking. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices on a like-for-like product comparison basis.

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Economic uncertainty has adversely affected, and in the future may adversely affect, information technology spending rates. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues increased 2% to $150.2 million for the three months ended October 2, 2011 from $146.5 million for the three months ended September 26, 2010. The increase in net revenue was primarily the result of a $1.4 million, or 1%, increase in revenue from Host Products, a $0.6 million, or 2%, increase in revenue from Network Products and a $1.5 million, or 11%, increase in revenue from Silicon Products. The increase in revenue from Silicon Products was due to a 30% increase in the average selling price of the chips sold, partially offset by a 15% decrease in the quantity sold. Net revenues for the three months ended October 2, 2011 included $2.9 million of service and other revenues compared with $2.7 million of service and other revenues for the three months ended September 26, 2010. We do not expect service and other revenues to be significant to our overall revenues.

Net revenues increased 4% to $301.8 million for the six months ended October 2, 2011 from $289.1 million for the six months ended September 26, 2010. The increase was primarily the result of an $8.8 million, or 4%, increase in revenue from Host Products and a $6.4 million, or 26%, increase in revenue from Silicon Products, partially offset by a $3.3 million, or 6%, decrease in revenue from Network Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Silicon Products was due to a 16% increase in the average selling price of the chips sold and a 9% increase in the quantity sold. The decrease in revenue from Network Products was primarily due to a 13% decrease in the quantity of switches sold, partially offset by a 4% increase in the average selling price of these switches due to a favorable change in product mix.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% and 83% of net revenues during the six months ended October 2, 2011 and September 26, 2010, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(In millions)
United States	$67.9	$68.6	$137.6	$132.5
Asia-Pacific and Japan	46.7	38.3	92.2	77.4
Europe, Middle East and Africa	29.0	31.2	57.7	63.3
Rest of world	6.6	8.4	14.3	15.9

	$150.2	$146.5	$301.8	$289.1

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. No individual country other than the United States and China represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $19.7 million and $37.6 million for the three and six months ended October 2, 2011, respectively, and $18.8 million and $40.2 million for the three and six months ended September 26, 2010, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(Dollars in millions)
Gross profit	$99.1	$96.1	$199.8	$189.0
Percentage of net revenues	66.0%	65.6%	66.2%	65.4%

Gross profit for the three months ended October 2, 2011 increased $3.0 million, or 3%, from gross profit for the three months ended September 26, 2010. The gross profit percentage for the three months ended October 2, 2011 was 66.0% and increased from 65.6% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to a favorable change in product mix.

Gross profit for the six months ended October 2, 2011 increased $10.8 million, or 6%, from gross profit for the six months ended September 26, 2010. The gross profit percentage for the six months ended October 2, 2011 was 66.2% and increased from 65.4% for the corresponding period in the prior year, primarily due to a favorable change in product mix.

Our ability to maintain our current gross profit percentage may be significantly affected by factors such as manufacturing volumes over which fixed costs are absorbed, sales discounts and customer incentives, component costs, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets. We anticipate that it will continue to be difficult to reduce manufacturing costs. As a result of these and other factors, it may be difficult to maintain our gross profit percentage consistent with historical periods and it may decline in the future.

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(Dollars in millions)
Operating expenses:
Engineering and development	$37.9	$32.8	$75.6	$67.5
Sales and marketing	20.4	20.4	41.7	40.9
General and administrative	8.9	8.0	18.0	16.5
Special charges	—	—	—	0.9

	$67.2	$61.2	$135.3	$125.8

Percentage of net revenues:
Engineering and development	25.2%	22.4%	25.0%	23.4%
Sales and marketing	13.6	13.9	13.8	14.1
General and administrative	5.9	5.5	6.0	5.7
Special charges	—	—	—	0.3

	44.7%	41.8%	44.8%	43.5%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended October 2, 2011, engineering and development expenses increased to $37.9 million from $32.8 million for the three months ended September 26, 2010. The increase was primarily due to higher cash compensation and related employee benefit costs, principally due to an increase in headcount as a result of our planned incremental investment to drive future revenue growth.

During the six months ended October 2, 2011, engineering and development expenses increased to $75.6 million from $67.5 million for the six months ended September 26, 2010. The increase was primarily due to a $6.2 million increase in cash compensation and related employee benefit costs, primarily due to an increase in headcount related to our planned incremental investments to drive future revenue growth and a $1.4 million increase in equipment related costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses were consistent at $20.4 million for the three months ended October 2, 2011 and September 26, 2010.

Sales and marketing expenses increased to $41.7 million for the six months ended October 2, 2011 from $40.9 million for the six months ended September 26, 2010. The increase in sales and marketing expenses was primarily due to an increase in cash compensation and related employee benefit costs, primarily due to an increase in headcount.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.9 million for the three months ended October 2, 2011 from $8.0 million for the three months ended September 26, 2010. The increase in general and administrative expenses was primarily due to an increase in cash compensation and related employee benefit costs.

General and administrative expenses increased to $18.0 million for the six months ended October 2, 2011 from $16.5 million for the six months ended September 26, 2010. The increase in general and administrative expenses was primarily due to an increase in cash compensation and related employee benefit costs.

Special Charges. During the six months ended September 26, 2010, we recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions.

Interest and Other Income, Net

Components of our interest and other income, net, are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(In millions)
Interest income	$0.9	$0.8	$1.7	$1.9
Net gains on investment securities	0.4	1.0	0.8	1.7
Other	(0.2)	—	(0.4)	(0.1)

	$1.1	$1.8	$2.1	$3.5

Income Taxes

Our provision for income taxes was $4.3 million and $5.6 million for the three and six months ended October 2, 2011, respectively, and $6.7 million and $11.3 million for the three and six months ended September 26, 2010, respectively.

Our effective tax rate was 8% and 17% for the six months ended October 2, 2011 and September 26, 2010, respectively. The decrease in our effective tax rate for the six months ended October 2, 2011 as compared to the six months ended September 26, 2010 was primarily due to the benefit from certain discrete tax related items, principally the resolution of state income tax examinations in the first quarter of fiscal 2012. We expect the annual effective tax rate for fiscal 2012 to be approximately 11%.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $390.9 million as of October 2, 2011 from $384.1 million as of April 3, 2011. As of October 2, 2011 and April 3, 2011, our international subsidiaries held 73% and 67%, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of October 2, 2011 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities increased to $81.8 million for the six months ended October 2, 2011 from $57.3 million for the six months ended September 26, 2010. Operating cash flow for the six months ended October 2, 2011 consisted of our net income of $61.1 million and net non-cash expenses of $36.1 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $15.4 million. The changes in operating assets and liabilities included a $16.6 million increase in accounts receivable and a $3.6 million decrease in accrued compensation, partially offset by a $3.4 million decrease in inventories. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The decrease in accrued compensation was primarily due to the timing of payment obligations. The decrease in inventories was due to the utilization of certain silicon chips purchased in fiscal 2011.

Cash provided by operating activities of $57.3 million for the six months ended September 26, 2010 consisted of our net income of $55.4 million and net non-cash expenses of $39.8 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $37.9 million. The changes in operating assets and liabilities included a $13.2 million increase in accounts receivable, an $8.7 million decrease in accrued taxes, a $6.4 million decrease in accounts payable and a $5.5 million increase in inventories. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The decreases in accrued taxes and accounts payable were primarily due to the timing of payment obligations. The increase in inventories was due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products.

Cash used in investing activities was $99.9 million for the six months ended October 2, 2011 and consisted of $81.7 million of net purchases of available-for-sale securities and $18.2 million of purchases of property and equipment. During the six months ended September 26, 2010, cash provided by investing activities was $73.7 million and consisted primarily of $59.2 million of net proceeds from sales and maturities of available-for-sale securities and $23.8 million of proceeds from the disposition of trading securities at par value, partially offset by $9.7 million of purchases of property and equipment.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $55.0 million for the six months ended October 2, 2011 consisted of our purchase of $60.1 million of common stock under our stock repurchase program and $5.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $10.5 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the six months ended September 26, 2010, cash used in financing activities of $121.1 million consisted of our purchase of $124.0 million of common stock under our stock repurchase programs and $5.9 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $8.8 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.75 billion of our outstanding common stock, including a program approved in August 2010 authorizing the repurchase of up to $200 million of our outstanding common stock. As of October 2, 2011, we had repurchased a total of 107.5 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.69 billion. During the six months ended October 2, 2011, we repurchased 4.2 million shares for an aggregate purchase price of $61.6 million. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $56.4 million as of October 2, 2011.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of October 2, 2011, and their impact on our cash flows in future fiscal years, is as follows:

	2012 (Remaining six months)	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Operating leases	$3.6	$5.2	$4.7	$3.5	$1.9	$4.1	$23.0
Non-cancelable purchase obligations	41.3	0.3	—	—	—	—	41.6

Total	$44.9	$5.5	$4.7	$3.5	$1.9	$4.1	$64.6

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $61.2 million as of October 2, 2011. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For those sales that include multiple deliverables, we allocate revenue based on the relative selling price of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (VSOE) of the selling price, if it exists. In order to establish VSOE of the selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority of the sales priced within a relatively narrow range. If VSOE of the selling price cannot be determined, we then consider third party evidence (TPE) of the selling price. Generally, we are not able to determine TPE due to the lack of similar products and services sold by other companies within the industry. If neither VSOE nor TPE exists, we determine the estimated selling price based on multiple factors including, but not limited to, cost, gross margin, market conditions and pricing practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each deliverable.

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

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We perform the annual test for impairment as of the first day of our fiscal fourth quarter.

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

Recently Issued Accounting Standards Not Yet Effective

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income. Presentation of the components of net income, the components of other comprehensive income and total comprehensive income will be required in either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, presentation of adjustments for items that are reclassified from other comprehensive income to net income will be required in the statement where the components of net income and the components of other comprehensive income are presented. This standard is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standards update regarding the testing of goodwill for impairment. This standard provides an option to perform a qualitative assessment for goodwill impairment to determine whether the two-step quantitative impairment test is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 2, 2011, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of October 2, 2011 consists of $316.3 million of securities that are classified as available-for-sale. As of October 2, 2011, we had gross unrealized losses associated with our available-for-sale securities of $1.0 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 2, 2011. There was no change in our internal control over financial reporting during our quarter ended October 2, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Economic uncertainty has adversely affected, and in the future may adversely affect, information technology, or IT, spending rates. Reductions in IT spending rates could result in reduced sales volumes, lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, which could negatively impact our results of operations.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85% and 83% of net revenues for the six months ended October 2, 2011 and September 26, 2010, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for over 40% of net revenues during the six months ended October 2, 2011 and September 26, 2010. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

Our distributors, which typically account for less than 25% of our net revenues, generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to stocking and selling products from other suppliers, thus reducing their efforts and ability to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or results of operations. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may decrease the amount of product purchased from us. This could result in a change of business behavior, and distributors may decide to decrease the amount of product held and reduce their inventory levels, which could impact availability of our products to their customers.

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

International revenues accounted for 54% of our net revenues for the six months ended October 2, 2011 and September 26, 2010. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of October 2, 2011, our international subsidiaries held 73% of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and other anti-bribery laws. Although we have policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations.

Our facilities and the facilities of our suppliers and customers are located in regions that are subject to natural disasters.

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, we have operations, suppliers and customers in regions which have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane, flood, volcanic eruption, tsunami or fire, affecting any of these regions could adversely affect our business, results of operations and financial condition.

Specifically, the earthquake, tsunami and related events that occurred in Japan in March 2011, and the extensive flooding that occurred in Thailand beginning in October 2011, have caused widespread destruction in regions that include suppliers of components for many technology companies. Although we do not source any critical components directly from these regions, we have carefully evaluated the potential impact of these events on our supply chain and have taken proactive steps to mitigate any potential supply risk exposures. While we will continue to closely monitor these situations, we currently do not expect to have any disruptions to our supply chain that would adversely impact our results of operations. In addition, our major customers may face shortages of components that could negatively impact their ability to build the servers and data center devices into which our products are integrated. While none of our major customers have advised us of any supply constraints that would materially impact their purchases of our products, we continue to closely monitor their product demand. The issues arising from the flooding in Thailand are continuing to evolve and, as a result, our current expectations regarding the impact on our supply chain and customer demand are subject to significant uncertainty. If the impact on our supply chain or customer demand as a result of these disasters is significantly different than our current expectations, our business, results of operations and financial condition could be adversely affected.

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

As of October 2, 2011, we held short-term marketable securities totaling $316.3 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, our Board of Directors approved a program (the August 2010 Program) to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2012 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
July 4, 2011 – July 31, 2011	586,100	$16.18	586,100	$89,104,000
August 1, 2011– August 28, 2011	1,099,900	$13.40	1,099,900	$74,369,000
August 29, 2011 – October 2, 2011	1,313,700	$13.69	1,313,700	$56,385,000

	2,999,700	$14.07	2,999,700	$56,385,000

Prior to the second quarter of fiscal 2012, we purchased 5.9 million shares under the August 2010 Program for an aggregate purchase price of $101.4 million.

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

Date: November 3, 2011

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