Form 10-Q
period 2012-01-01
QLOGIC CORP
filed 2012-02-02
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

As of January 27, 2012, 98,669,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1, 2012	April 3, 2011
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$74,198	$147,780
Marketable securities	321,627	236,296
Accounts receivable, less allowance for doubtful accounts of $1,530 and $1,536 as of January 1, 2012 and April 3, 2011, respectively	82,221	70,134
Inventories	26,967	26,931
Deferred tax assets	19,954	17,754
Other current assets	13,390	20,753

Total current assets	538,357	519,648
Property and equipment, net	78,715	77,134
Goodwill	119,748	119,748
Purchased intangible assets, net	10,179	12,694
Deferred tax assets	27,284	25,333
Other assets	2,082	2,650

	$776,365	$757,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,099	$34,816
Accrued compensation	28,240	25,858
Accrued taxes	3,029	6,012
Deferred revenue	10,348	10,431
Other current liabilities	6,356	5,221

Total current liabilities	83,072	82,338
Accrued taxes	62,409	62,565
Deferred revenue	3,840	5,169
Other liabilities	5,922	5,971

Total liabilities	155,243	156,043

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 209,459,000 and 208,042,000 shares issued as of January 1, 2012 and April 3, 2011, respectively	209	208
Additional paid-in capital	877,763	844,546
Retained earnings	1,478,870	1,387,765
Accumulated other comprehensive income	299	614
Treasury stock, at cost: 110,498,000 and 103,325,000 shares as of January 1, 2012 and April 3, 2011, respectively	(1,736,019)	(1,631,969)

Total stockholders’ equity	621,122	601,164

	$776,365	$757,207

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	$000,000,0,00	$000,000,0,00	$000,000,0,00	$000,000,0,00
	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(Unaudited; In thousands, except per share amounts)
Net revenues	$152,661	$155,771	$454,463	$444,909
Cost of revenues	52,055	53,000	154,010	153,112

Gross profit	100,606	102,771	300,453	291,797

Operating expenses:
Engineering and development	36,883	33,148	112,446	100,649
Sales and marketing	21,514	20,103	63,219	60,953
General and administrative	8,803	9,061	26,820	25,560
Special charges	—	—	—	931

Total operating expenses	67,200	62,312	202,485	188,093

Operating income	33,406	40,459	97,968	103,704
Interest and other income, net	798	773	2,926	4,258

Income before income taxes	34,204	41,232	100,894	107,962
Income taxes	4,179	(9,107)	9,789	2,188

Net income	$30,025	$50,339	$91,105	$105,774

Net income per share:
Basic	$0.30	$0.48	$0.89	$0.97

Diluted	$0.30	$0.47	$0.88	$0.96

Number of shares used in per share calculations:
Basic	100,135	105,830	102,696	108,492

Diluted	100,668	107,327	103,340	110,032

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 1, 2012	December 26, 2010
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$91,105	$105,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,047	22,612
Stock-based compensation	25,787	27,111
Amortization of acquisition-related intangible assets	3,467	3,467
Deferred income taxes	(4,334)	6,810
Net gains on investment securities	(729)	(2,021)
Other non-cash items	5,811	1,435
Changes in operating assets and liabilities:
Accounts receivable	(12,244)	(10,769)
Inventories	(36)	(6,454)
Other assets	119	841
Accounts payable	(2,333)	(6,232)
Accrued compensation	2,382	405
Accrued taxes	4,531	(21,068)
Deferred revenue	(1,412)	(685)
Other liabilities	936	(3,968)

Net cash provided by operating activities	134,097	117,258

Cash flows from investing activities:
Purchases of available-for-sale securities	(336,005)	(221,884)
Proceeds from sales and maturities of available-for-sale securities	247,928	146,840
Proceeds from disposition of trading securities	—	23,800
Distributions from other investment securities	—	329
Purchases of property and equipment	(23,480)	(17,881)

Net cash used in investing activities	(111,557)	(68,796)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	12,674	29,637
Excess tax benefits from stock-based awards	529	1,610
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,425)	(6,739)
Purchases of treasury stock	(103,900)	(156,986)

Net cash used in financing activities	(96,122)	(132,478)

Net decrease in cash and cash equivalents	(73,582)	(84,016)
Cash and cash equivalents at beginning of period	147,780	190,308

Cash and cash equivalents at end of period	$74,198	$106,292

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011. The results of operations for the three and nine months ended January 1, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

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

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
January 1, 2012
U.S. government and agency securities	$121,512	$233	$(27)	$121,718
Corporate debt obligations	144,650	750	(531)	144,869
Asset and mortgage-backed securities	38,895	218	(73)	39,040
Municipal bonds	15,788	22	(2)	15,808

Total debt securities	320,845	1,223	(633)	321,435
Certificates of deposit	192	—	—	192

	$321,037	$1,223	$(633)	$321,627

April 3, 2011
U.S. government and agency securities	$55,875	$94	$(216)	$55,753
Corporate debt obligations	137,706	1,012	(282)	138,436
Asset and mortgage-backed securities	22,249	293	(52)	22,490
Municipal bonds	17,941	10	(10)	17,941
Non-U.S. government and agency securities	1,676	—	—	1,676

	$235,447	$1,409	$(560)	$236,296

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities as of January 1, 2012, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$108,574	$108,884
Due after one year through three years	147,688	147,830
Due after three years through five years	20,977	20,972
Due after five years	43,606	43,749

	$320,845	$321,435

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 1, 2012 and April 3, 2011.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
January 1, 2012
U.S. government and agency securities	$48,183	$(27)	$—	$—	$48,183	$(27)
Corporate debt obligations	65,975	(529)	327	(2)	66,302	(531)
Asset and mortgage-backed securities	14,935	(73)	—	—	14,935	(73)
Municipal bonds	2,073	(2)	—	—	2,073	(2)

	$131,166	$(631)	$327	$(2)	$131,493	$(633)

April 3, 2011
U.S. government and agency securities	$25,712	$(216)	$—	$—	$25,712	$(216)
Corporate debt obligations	60,595	(282)	—	—	60,595	(282)
Asset and mortgage-backed securities	7,991	(52)	—	—	7,991	(52)
Municipal bonds	1,866	(10)	—	—	1,866	(10)

	$96,164	$(560)	$—	$—	$96,164	$(560)

As of January 1, 2012 and April 3, 2011, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of January 1, 2012 and April 3, 2011, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of January 1, 2012 and April 3, 2011 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
January 1, 2012	(In thousands)
Cash and cash equivalents	$70,189	$4,009	$—	$74,198

Marketable securities:
U.S. government and agency securities	121,718	—	—	121,718
Corporate debt obligations	—	144,869	—	144,869
Asset and mortgage-backed securities	—	39,040	—	39,040
Municipal bonds	—	15,808	—	15,808
Certificates of deposit	192	—	—	192

	121,910	199,717	—	321,627

	$192,099	$203,726	$—	$395,825

April 3, 2011
Cash and cash equivalents	$146,281	$1,499	$—	$147,780

Marketable securities:
U.S. government and agency securities	55,753	—	—	55,753
Corporate debt obligations	—	138,436	—	138,436
Asset and mortgage-backed securities	—	22,490	—	22,490
Municipal bonds	—	17,941	—	17,941
Non-U.S. government and agency securities	—	1,676	—	1,676

	55,753	180,543	—	236,296

	$202,034	$182,042	$—	$384,076

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

Note 4. Inventories

Components of inventories are as follows:

	January 1, 2012	April 3, 2011
	(In thousands)
Raw materials	$6,669	$5,702
Finished goods	20,298	21,229

	$26,967	$26,931

Note 5. Treasury Stock

In November 2011, the Board of Directors approved a program to repurchase up to an additional $200 million of the Company’s outstanding common stock over a two-year period commencing upon the conclusion of the existing program approved in August 2010. Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.95 billion of its outstanding common stock.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Stock-Based Compensation

During the nine months ended January 1, 2012, the Company granted options to purchase 1.6 million shares of common stock and 1.6 million restricted stock units with weighted average grant date fair values of $5.73 and $15.55 per share, respectively, and also granted 0.2 million restricted stock units with performance conditions to certain senior executives.

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands)
Cost of revenues	$632	$599	$2,075	$1,962
Engineering and development	3,553	3,714	11,776	12,692
Sales and marketing	1,924	1,824	5,625	5,866
General and administrative	1,991	2,382	6,311	6,591

	$8,100	$8,519	$25,787	$27,111

Note 7. Income Taxes

The Company’s provision (benefit) for income taxes was $4.2 million and $9.8 million for the three and nine months ended January 1, 2012, respectively, and $(9.1) million and $2.2 million for the three and nine months ended December 26, 2010, respectively.

The effective tax rate was 10% and 2% for the nine months ended January 1, 2012 and December 26, 2010, respectively. The effective tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

The effective tax rate for the nine months ended January 1, 2012 was favorably impacted by certain discrete tax related items, principally the resolution of state income tax examinations. The effective tax rate for the nine months ended December 26, 2010 was favorably impacted by $14.6 million of income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items that were recorded in the three months ended December 26, 2010.

The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

Note 8. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands, except per share amounts)
Net income	$30,025	$50,339	$91,105	$105,774

Shares:
Weighted-average shares outstanding — basic	100,135	105,830	102,696	108,492
Dilutive potential common shares, using treasury stock method	533	1,497	644	1,540

Weighted-average shares outstanding — diluted	100,668	107,327	103,340	110,032

Net income per share:
Basic	$0.30	$0.48	$0.89	$0.97

Diluted	$0.30	$0.47	$0.88	$0.96

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based awards, including stock options and restricted stock units, representing 19.2 million and 18.2 million shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended January 1, 2012, respectively, and 13.3 million and 15.1 million shares of common stock have been excluded from the diluted net income per share calculations for the three and nine months ended December 26, 2010, respectively. These stock-based awards have been excluded from the diluted net income per share calculations because their effect would have been antidilutive.

Note 9. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In thousands)
Net income	$30,025	$50,339	$91,105	$105,774
Other comprehensive income:
Change in unrealized gains/losses on marketable securities, net of income taxes	218	(835)	(315)	(758)

	$30,243	$49,504	$90,790	$105,016

Note 10. Subsequent Event

On January 20, 2012, the Company entered into a definitive agreement to sell the product lines and certain assets associated with its InfiniBand business to Intel Corporation for $125 million in cash, subject to downward adjustment based on inventory at closing. The assets to be sold are comprised primarily of technology, property and equipment, and inventories related to the InfiniBand business. The carrying value of the net assets associated with the InfiniBand business, including an allocation of the Company’s goodwill, is not material to the Company’s condensed consolidated balance sheet as of January 1, 2012. The transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the fourth quarter of fiscal 2012.

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

Sale of InfiniBand Business

On January 20, 2012, we entered into a definitive agreement to sell the product lines and certain assets associated with our InfiniBand business to Intel Corporation for $125 million in cash, subject to downward adjustment based on inventory at closing. The transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the fourth quarter of fiscal 2012.

Revenues from our InfiniBand business for the nine months ended January 1, 2012 and December 26, 2010 were approximately 7 percent of total revenues. In connection with this transaction, we expect the future presentation of our results of operations to exclude the InfiniBand business. Except for the anticipated gain on sale of assets, we do not expect the completion of this transaction to have a material impact on our future results of operations. Management is currently evaluating the tax impact that this transaction will have on our results of operations and financial condition.

Third Quarter Financial Highlights and Other Information

A summary of our financial performance during the third quarter of fiscal 2012 is as follows:

•

Net revenues of $152.7 million for the third quarter of fiscal 2012 increased from $150.2 million in the second quarter of fiscal 2012. Revenues from Host Products were $112.7 million for the third quarter of fiscal 2012 and increased sequentially by $7.1 million, or 7%, from the second quarter of fiscal 2012. Revenues from Network Products were $24.4 million for the third quarter of fiscal 2012 compared to $27.8 million in the second quarter of fiscal 2012. Revenues from Silicon Products were $12.5 million for the third quarter of fiscal 2012 compared to $13.9 million in the second quarter of fiscal 2012.

•	Gross profit as a percentage of net revenues was 65.9% for the third quarter of fiscal 2012 compared to 66.0% in the second quarter of fiscal 2012.

•	Operating income as a percentage of net revenues for the third quarter of fiscal 2012 increased to 21.9% from 21.3% in the second quarter of fiscal 2012.

•

Net income of $30.0 million, or $0.30 per diluted share, in the third quarter of fiscal 2012 increased sequentially from $28.7 million, or $0.28 per diluted share, in the second quarter of fiscal 2012.

•	Cash, cash equivalents and marketable securities increased to $395.8 million as of January 1, 2012 from $390.9 million as of October 2, 2011.

•

Accounts receivable decreased to $82.2 million as of January 1, 2012 from $86.5 million as of October 2, 2011. Days sales outstanding (DSO) in receivables decreased to 49 days as of January 1, 2012 from 52 days as of October 2, 2011.

•

Inventories were $27.0 million as of January 1, 2012 compared to $23.5 million as of October 2, 2011. Our annualized inventory turns were 7.7 turns in the third quarter of fiscal 2012 compared to 8.7 turns in the second quarter of fiscal 2012.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(Dollars in millions)
Net revenues:
Host Products	$112.7	$113.5	$328.1	$320.1
Network Products	24.4	28.9	74.1	81.8
Silicon Products	12.5	10.7	43.1	34.9
Service and other	3.1	2.7	9.2	8.1

	$152.7	$155.8	$454.5	$444.9

Percentage of net revenues:
Host Products	74%	73%	72%	72%
Network Products	16	18	16	18
Silicon Products	8	7	10	8
Service and other	2	2	2	2

	100%	100%	100%	100%

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

Our net revenues are derived primarily from the sale of Host Products, Network Products and Silicon Products. Net revenues decreased 2% to $152.7 million for the three months ended January 1, 2012 from $155.8 million for the three months ended December 26, 2010. The decrease in net revenue was primarily the result of a $4.5 million, or 16%, decrease in revenue from Network Products, partially offset by a $1.8 million, or 17%, increase in revenue from Silicon Products. The decrease in revenue from Network Products was primarily due to a 31% decrease in the quantity of switches sold, partially offset by a 16% increase in the average selling price of these switches due to a favorable change in product mix. The increase in revenue from Silicon Products was primarily due to an increase in the average selling price of the chips sold. Net revenues for the three months ended January 1, 2012 included $3.1 million of service and other revenues compared with $2.7 million of service and other revenues for the three months ended December 26, 2010. We do not expect service and other revenues to be significant to our overall revenues.

Net revenues increased 2% to $454.5 million for the nine months ended January 1, 2012 from $444.9 million for the nine months ended December 26, 2010. The increase was primarily the result of an $8.0 million, or 2%, increase in revenue from Host Products and an $8.2 million, or 23%, increase in revenue from Silicon Products, partially offset by a $7.7 million, or 9%, decrease in revenue from Network Products. The increase in revenue from Host Products was primarily due to an increase in the average selling price of the adapters sold. The increase in revenue from Silicon Products was due to a 16% increase in the average selling price of the chips sold and a 6% increase in the quantity sold. The decrease in revenue from Network Products was primarily due to a 20% decrease in the quantity of switches sold, partially offset by an 8% increase in the average selling price of these switches due to a favorable change in product mix.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% and 84% of net revenues during the nine months ended January 1, 2012 and December 26, 2010, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In millions)
United States	$66.0	$65.7	$203.6	$198.2
Asia-Pacific and Japan	47.9	43.4	140.0	120.8
Europe, Middle East and Africa	31.5	36.3	89.2	99.6
Rest of world	7.3	10.4	21.7	26.3

	$152.7	$155.8	$454.5	$444.9

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. No individual country other than the United States and China represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $20.2 million and $57.8 million for the three and nine months ended January 1, 2012, respectively, and $23.9 million and $64.1 million for the three and nine months ended December 26, 2010, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(Dollars in millions)
Gross profit	$100.6	$102.8	$300.5	$291.8
Percentage of net revenues	65.9%	66.0%	66.1%	65.6%

Gross profit for the three months ended January 1, 2012 decreased $2.2 million, or 2%, from gross profit for the three months ended December 26, 2010. The gross profit percentage for the three months ended January 1, 2012 was 65.9% and declined slightly from 66.0% for the corresponding quarter in the prior year.

Gross profit for the nine months ended January 1, 2012 increased $8.7 million, or 3%, from gross profit for the nine months ended December 26, 2010. The gross profit percentage for the nine months ended January 1, 2012 was 66.1% and increased from 65.6% for the corresponding period in the prior year, primarily due to a favorable change in product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(Dollars in millions)
Operating expenses:
Engineering and development	$36.9	$33.1	$112.5	$100.6
Sales and marketing	21.5	20.1	63.2	61.0
General and administrative	8.8	9.1	26.8	25.6
Special charges	—	—	—	0.9

	$67.2	$62.3	$202.5	$188.1

Percentage of net revenues:
Engineering and development	24.1%	21.3%	24.8%	22.6%
Sales and marketing	14.1	12.9	13.9	13.7
General and administrative	5.8	5.8	5.9	5.8
Special charges	—	—	—	0.2

	44.0%	40.0%	44.6%	42.3%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended January 1, 2012, engineering and development expenses increased to $36.9 million from $33.1 million for the three months ended December 26, 2010. The increase was primarily due to higher cash compensation and related employee benefit costs, principally due to an increase in headcount related to our planned incremental investments to drive future revenue growth.

During the nine months ended January 1, 2012, engineering and development expenses increased to $112.5 million from $100.6 million for the nine months ended December 26, 2010. The increase was primarily due to an $8.9 million increase in cash compensation and related employee benefit costs, primarily due to an increase in headcount related to our planned incremental investments to drive future revenue growth, and a $2.2 million increase in equipment related costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended January 1, 2012, sales and marketing expenses increased to $21.5 million from $20.1 million for the three months ended December 26, 2010. The increase was primarily due to an increase in cash compensation and related employee benefit costs, principally due to an increase in headcount.

Sales and marketing expenses increased to $63.2 million for the nine months ended January 1, 2012 from $61.0 million for the nine months ended December 26, 2010. The increase in sales and marketing expenses was primarily due to an increase in cash compensation and related employee benefit costs, principally due to an increase in headcount.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $8.8 million for the three months ended January 1, 2012 from $9.1 million for the three months ended December 26, 2010.

General and administrative expenses increased to $26.8 million for the nine months ended January 1, 2012 from $25.6 million for the nine months ended December 26, 2010. The increase in general and administrative expenses was primarily due to an increase in cash compensation and related employee benefit costs.

Special Charges. During the nine months ended December 26, 2010, we recorded special charges of $0.9 million consisting of exit costs associated with severance benefits for involuntarily terminated employees, primarily related to the consolidation of certain engineering functions.

Interest and Other Income, Net

Components of our interest and other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(In millions)
Interest income	$0.9	$0.8	$2.6	$2.7
Net gains (losses) on investment securities	(0.1)	0.3	0.7	2.0
Other	—	(0.3)	(0.4)	(0.4)

	$0.8	$0.8	$2.9	$4.3

Income Taxes

Our provision (benefit) for income taxes was $4.2 million and $9.8 million for the three and nine months ended January 1, 2012, respectively, and $(9.1) million and $2.2 million for the three and nine months ended December 26, 2010, respectively.

Our effective tax rate was 10% and 2% for the nine months ended January 1, 2012 and December 26, 2010, respectively. Our effective tax rate for the nine months ended January 1, 2012 was favorably impacted by certain discrete tax related items, principally the resolution of state income tax examinations in the first quarter of fiscal 2012. The lower effective tax rate for the nine months ended December 26, 2010 was primarily due to $14.6 million of income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items that were recorded in the third quarter of fiscal 2011.

Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Given the global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items including the tax effects of acquisitions, dispositions, newly enacted tax legislation, examinations by tax authorities, stock-based compensation and uncertain tax positions.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $395.8 million as of January 1, 2012 from $384.1 million as of April 3, 2011. As of January 1, 2012 and April 3, 2011, our international subsidiaries held $308.7 million and $258.3 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of January 1, 2012 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to reinvest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities increased to $134.1 million for the nine months ended January 1, 2012 from $117.3 million for the nine months ended December 26, 2010. Operating cash flow for the nine months ended January 1, 2012 consisted of our net income of $91.1 million and net non-cash expenses of $51.1 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $8.1 million. The changes in operating assets and liabilities included a $12.2 million increase in accounts receivable, partially offset by a $4.5 million increase in accrued taxes. The increase in accounts receivable was primarily due to the timing of cash collections. The increase in accrued taxes was primarily due to the timing of payment obligations.

Cash provided by operating activities of $117.3 million for the nine months ended December 26, 2010 consisted of our net income of $105.8 million and net non-cash expenses of $59.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $47.9 million. The changes in operating assets and liabilities included a $21.1 million decrease in accrued taxes, a $10.8 million increase in accounts receivable, a $6.5 million increase in inventories and a $6.2 million decrease in accounts payable. The decrease in accrued taxes was primarily due to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and the timing of payment obligations. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The increase in inventories was primarily due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products. The decrease in accounts payable was primarily due to the timing of payment obligations.

Cash used in investing activities was $111.6 million for the nine months ended January 1, 2012 and consisted of $88.1 million of net purchases of available-for-sale securities and $23.5 million of purchases of property and equipment. During the nine months ended December 26, 2010, cash used in investing activities was $68.8 million and consisted primarily of $75.0 million of net purchases of available-for-sale securities and $17.9 million of purchases of property and equipment, partially offset by $23.8 million of proceeds from the disposition of trading securities at par value.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $96.1 million for the nine months ended January 1, 2012 consisted of our purchase of $103.9 million of common stock under our stock repurchase program and $5.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $13.2 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the nine months ended December 26, 2010, cash used in financing activities of $132.5 million consisted of our purchase of $157.0 million of common stock under our stock repurchase programs and $6.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $31.2 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock, including a program approved in November 2011 authorizing the repurchase of up to an additional $200 million of our outstanding common stock. As of January 1, 2012, we had repurchased a total of 110.5 million shares of our common stock under our stock repurchase programs for an aggregate purchase price of $1.74 billion. During the nine months ended January 1, 2012, we repurchased 7.2 million shares for an aggregate purchase price of $104.1 million. Pursuant to the existing stock repurchase programs, we are authorized to repurchase shares with an aggregate cost of up to $214.0 million as of January 1, 2012.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of January 1, 2012, and their impact on our cash flows in future fiscal years, is as follows:

	2012 (Remaining three months)	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Operating leases	$2.1	$6.5	$5.9	$4.1	$1.9	$4.1	$24.6
Non-cancelable purchase obligations	30.7	8.0	—	—	—	—	38.7

Total	$32.8	$14.5	$5.9	$4.1	$1.9	$4.1	$63.3

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $62.4 million as of January 1, 2012. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income. Presentation of the components of net income, the components of other comprehensive income and total comprehensive income will be required in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This standard is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 1, 2012, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of January 1, 2012 consists of $321.6 million of securities that are classified as available-for-sale. As of January 1, 2012, we had gross unrealized losses associated with our available-for-sale securities of $0.6 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 1, 2012. There was no change in our internal control over financial reporting during our quarter ended January 1, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.    Risk Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended April 3, 2011, as set forth below. Except for the addition of the first risk factor set forth below, we do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended April 3, 2011.

We have entered into a definitive agreement to sell the product lines and certain assets associated with our InfiniBand business, however we cannot guarantee the transaction will close.

We have entered into an Asset Purchase Agreement with Intel Corporation to sell the product lines and certain assets associated with our InfiniBand business in exchange for $125 million in cash, subject to downward adjustment based on inventory at closing. However, we may not be able to complete this transaction if we are unable to satisfy various conditions and contingencies prior to closing. Either party may terminate the agreement if the transaction has not been completed by May 19, 2012 or in the event of certain material breaches. If we fail to complete the transaction, our relations with our employees and customers may be adversely affected.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 85% and 84% of net revenues for the nine months ended January 1, 2012 and December 26, 2010, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for over 40% of net revenues during the nine months ended January 1, 2012 and December 26, 2010. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

We have historically used stock options, restricted stock units and our employee stock purchase program as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage retention of key personnel, and provide competitive compensation packages. However, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock-based awards to employees in the future, which may result in changes in our stock-based compensation strategy. These and other developments relating to the provision of stock-based compensation to employees could make it more difficult to attract, retain and motivate key personnel.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate has been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Our effective tax rate is also affected by intercompany transactions for licenses, services, funding and other items. Given the global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, dispositions, examinations by tax authorities, stock-based compensation, uncertain tax positions and newly enacted tax legislation. For example, proposed changes to certain U.S. tax rules for U.S. corporations doing business outside the United States include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and accelerating taxes related to certain transfers of intangible assets offshore. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities, which may result in the assessment of additional income taxes. Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the IRS. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 55% of our net revenues for the nine months ended January 1, 2012 and December 26, 2010. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of January 1, 2012, our international subsidiaries held $308.7 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, we have operations, suppliers and customers in regions that have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane, flood, volcanic eruption, tsunami or fire, affecting any of these regions could adversely affect our business, results of operations and financial condition.

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

As of January 1, 2012, we held short-term marketable securities totaling $321.6 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, our Board of Directors approved a program (the August 2010 Program) to repurchase up to $200 million of our common stock over a two-year period. In November 2011, our Board of Directors approved a new program (the November 2011 Program) to repurchase an additional $200 million of our common stock over a two-year period commencing upon the conclusion of the August 2010 program. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2012 under these programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
October 3, 2011 – October 30, 2011	1,114,900	$13.44	1,114,900	$41,399,000
October 31, 2011– November 27, 2011	938,400	$14.37	938,400	$227,914,000
November 28, 2011 – January 1, 2012	941,100	$14.80	941,100	$213,981,000

	2,994,400	$14.16	2,994,400	$213,981,000

Item 6. Exhibits

Exhibits

Exhibit No.

2.1	Asset Purchase Agreement dated January 20, 2012, by and between QLogic Corporation and Intel Corporation. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 25, 2012)†

10.1	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011.*

10.2	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
Jean Hu
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 2, 2012

EXHIBIT INDEX

Exhibit No.

2.1	Asset Purchase Agreement dated January 20, 2012, by and between QLogic Corporation and Intel Corporation. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 25, 2012)†

10.1	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011.*

10.2	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.