Form 10-K
period 2012-04-01
QLOGIC CORP
filed 2012-05-25
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2011 was $1,284,348,000 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market on such date).

As of May 16, 2012, 97,450,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

QLOGIC CORPORATION

PART I

Item 1.	Business

Introduction

QLogic Corporation was organized as a Delaware corporation in 1992. Our principal executive offices are located at 26650 Aliso Viejo Parkway, Aliso Viejo, California 92656, and our telephone number at that location is (949) 389-6000. Our website address is www.qlogic.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendment to these reports, that we file with or furnish to the Securities and Exchange Commission (SEC) are available free of charge on our website as soon as reasonably practicable after those reports are filed with the SEC.

On February 29, 2012, we completed the sale of our InfiniBand business. As a result of this divestiture, our results of operations for this divested business are presented as discontinued operations for all periods included in this report.

Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.

All references to years refer to our fiscal years ended April 1, 2012, April 3, 2011 and March 28, 2010, as applicable, unless calendar years are specified.

Our Networking Products

We design and supply high performance network infrastructure products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking.

Our products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks, and converged networks. Storage networks are used to provide data across enterprise environments. Fibre Channel is currently the dominant technology for enterprise storage networking. Local area networks, or LANs, are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet. Converged networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and LANs, using Ethernet speeds of 10Gb per second and greater. Fibre Channel over Ethernet, or FCoE, is a converged networking technology that uses an Ethernet LAN for both storage and local area data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet-based networks. Similarly, Internet Small Computer System Interface, or iSCSI, is an alternative to FCoE, also providing storage over Ethernet capabilities. Our converged products can operate individually as 10Gb Ethernet network products, FCoE products, iSCSI products, or in combination as multi-protocol products.

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. The data center and business applications that drive requirements for our networking infrastructure products include:

•	General business information technology requirements;

•	Cloud computing, Web 2.0, data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film and video, broadcast, medical imaging, computer-aided design and computer-aided manufacturing; and

•	Server clustering, server and storage virtualization, disaster recovery, high-speed backup, data replication and data migration.

Our products primarily consist of adapters, switches, storage routers and application-specific integrated circuits, or ASICs. Adapters reside in a server and provide for connectivity of host computer servers to data and storage networks. Switches and storage routers manage the transmission and routing of data between servers and storage, as well as servers to servers. The ASICs that we sell are used in servers, storage systems and switches. ASICs used in servers in certain embedded applications are referred to as converged LAN on Motherboard, or cLOMs.

We provide Fibre Channel, iSCSI, FCoE and 10Gb Ethernet standard adapters and ASICs for rack and tower servers, as well as custom mezzanine adapters and ASICs for bladed servers. Our adapters and ASICs are also used in a variety of storage systems. All of these adapters and ASICs provide multi-protocol network connectivity.

We also provide a broad line of Fibre Channel switches, including our stackable switches which use dedicated high-speed stacking ports as inter-switch links allowing for simplified future expansion and scalability, reduction in necessary device ports, lower upfront and future expenses, and reduced management costs and complexities. In addition, we provide custom converged switching solutions as chassis, modules, or ASICs specific to particular OEM requirements.

Our intelligent storage routers are used for bridging Fibre Channel, iSCSI, FCoE and Ethernet technology-based networks and provide a multi-protocol server to storage data migration solution for business continuity, disaster recovery as well as a simple and effective method to migrate Fibre Channel or iSCSI-based data to cloud-based infrastructure and applications.

We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel adapters, iSCSI adapters, FCoE converged network adapters, and 10Gb Ethernet adapters. Network Products consist of blade, edge and high-port count modular-chassis Fibre Channel switches, Fibre Channel virtualized pass-through modules, universal access point switches, Enhanced Ethernet pass-through modules and storage routers. Silicon Products consist of ASICs, including Fibre Channel controllers, iSCSI controllers, converged network controllers, Ethernet controllers, converged switch controllers and cLOM controllers.

Host Products accounted for 77%, 76% and 76% of our net revenues for fiscal 2012, 2011 and 2010, respectively. Network Products accounted for 13%, 15% and 16% of our net revenues for fiscal 2012, 2011 and 2010, respectively. Silicon Products accounted for 10% or less of our net revenues for each of these years. For a summary of our net revenues by product category, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Customers

Our products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc. and Oracle Corporation. A small number of these customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 86%, 85% and 88% of net revenues during fiscal 2012, 2011 and 2010, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2012	2011	2010
Hewlett-Packard	27%	26%	25%
IBM	18%	19%	19%
Dell	11%	11%	11%

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

International revenues accounted for 57%, 56% and 55% of our net revenues for fiscal 2012, 2011 and 2010, respectively. For additional information on our international sales and operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report. For a discussion of risks related to our foreign operations, see Risk Factors, included in Part I, Item 1A of this report.

Sales and Marketing

Our products are marketed and sold primarily to OEMs by our internal sales team supported by field sales and systems engineering personnel. In addition, we sell our products through a network of regional and international distributors. We also sell our products to original design manufacturers, or ODMs, both as an extension of our OEM design organizations and as direct sales transactions.

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

We work with our server and storage system OEM customers during their design cycles. We provide these customers with pre-sales system design support and services, as well as training classes and seminars conducted both in the field and from our worldwide offices.

Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers. The sales cycle typically begins with the identification of an OEM’s requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology. The cycle continues with technical and sales collaboration with the OEM and, if successful, leads to one of our product designs being selected as a component in a customer’s server or storage system. We then work closely with the customer to integrate our products with the customer’s current and next generation products or platforms. This cycle, from opportunity identification to initial production shipment, typically ranges from six to twenty-four months.

In addition to sales and marketing efforts, we actively participate with industry organizations relating to the development and acceptance of industry standards. We collaborate with peer companies through open standards bodies, cooperative testing and certifications. To ensure and promote multi-vendor interoperation, we maintain interoperability certification programs and testing laboratories.

Engineering and Development

Our industry is subject to rapid and regular technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural, systems and engineering expertise to address a broad range of server and storage networking solutions.

We are engaged in the design and development of ASICs, adapters and switches based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies. We also design and develop storage routers for bridging Fibre Channel, iSCSI, FCoE and Ethernet technology-based networks, and migrating data between storage devices.

We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage, local area and converged networks. During fiscal 2012, 2011 and 2010, we incurred engineering and development expenses of $138.8 million, $125.2 million and $116.8 million, respectively.

Backlog

A substantial portion of our sales to OEM customers are transacted through hub arrangements whereby our products are purchased on a just-in-time basis and fulfilled from warehouse facilities, or hubs, in proximity to the facilities of our customers or their contract manufacturers. Our sales are made primarily pursuant to purchase orders, including blanket purchase orders for hub arrangements. Because the hub arrangements with our customers and industry practice allow customers to cancel or change orders with limited advance notice, we believe that backlog at any particular date is not a reliable indicator of our future revenue levels and is not material to understanding our business.

Competition

The markets for networking infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;

•	features and functionality;

•	product quality, reliability and performance;

•	price;

•	new product innovation;

•	customer relationships;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of components in storage, local area and converged networks.

While we expect competition to continue to increase and evolve, we believe that we compete effectively with respect to each of these factors.

Due to the diversity of products required in storage, local area and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Emulex Corporation. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and iSCSI, we primarily compete with Emulex Corporation, Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

Many of the component parts used in our adapter, switch and other products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, financial viability, quality and cost. Our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, natural disasters, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or results of operations.

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

Working Capital

Our working capital was $605.7 million as of April 1, 2012, which includes $538.0 million of cash, cash equivalents and marketable securities. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, included in Part II, Item 7 of this report.

Employees

We had 1,121 employees as of May 16, 2012. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

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

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty, including unfavorable economic conditions resulting from the ongoing debt crisis in certain countries in the European Union. Economic uncertainty has adversely affected, and in the future may adversely affect, information technology, or IT, spending rates. Reductions in IT spending rates could result in reduced sales volumes, lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, which could negatively impact our results of operations.

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

Fluctuations in our quarterly operating results may also be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	industry consolidation among both our competitors and our customers;

•	customer policies pertaining to desired inventory levels of our products;

•	sales discounts and customer incentives;

•	the availability and sale of new products;

•	changes in our average selling prices;

•	the timing of server refresh cycles;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer, or OEM, customers;

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

We expect gross margin to vary over time and our recent level of gross margin may not be sustainable.

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in product mix;

•	transitions to products based on emerging technologies, such as 10Gb Ethernet, which may have lower gross margins;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets;

•	amortization and impairments of purchased intangible assets;

•	sales discounts and customer incentives;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	acquisitions and dispositions of businesses or product lines.

A decrease in our gross margin could adversely affect the market price of our common stock.

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

In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock, which could have a material adverse impact on investor confidence and employee retention.

Our business is dependent, in large part, on the continued growth of the networking markets that we serve and if these markets do not continue to develop, our business will suffer.

Our products are used in storage, local area and converged networks, and therefore our business is dependent on these markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:

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

If we are not successful in any or all of these items, our business and results of operations could be materially and adversely affected.

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

Some of our products are based on Fibre Channel over Ethernet, or FCoE, or 10Gb Ethernet technologies. FCoE is a relatively new converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. As with most emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. We expect products based on FCoE to supplement, and perhaps replace, certain products based on Fibre Channel technology. 10Gb Ethernet is a developing technology for use in enterprise data centers. This emerging market includes well-established participants who have significantly more engineering, sales and marketing resources to dedicate to developing and penetrating the market than we do. An inability to maintain, or build on, our market share in the Fibre Channel, converged or 10Gb Ethernet markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

We depend on a small number of customers and any decrease in revenues from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 86%, 85% and 88% of net revenues for fiscal 2012, 2011 and 2010, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for over 40% of net revenues during fiscal 2012, 2011 and 2010. We are also subject to credit risk associated with the concentration of our accounts receivable.

Our customers generally order products through written purchase orders instead of long-term supply contracts and, therefore, are generally not obligated to purchase products from us for any extended period. Customers typically incorporate our products into complex devices and systems, which creates supply chain cross-dependencies. Accordingly, supply chain disruptions affecting components of our customers’ devices and/or systems could negatively impact the demand for our products, even if the supply of our products is not directly affected. Major customers also have significant leverage over us and may attempt to change the sales terms, including pricing, customer incentives and payment terms, or insist that we undertake or fund significant aspects of the design, qualification and testing that our customers have typically been responsible for, either of which could have a material adverse effect on our business, financial condition or results of operations. As our OEM customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be achieved. If we are unable to achieve these cost reductions, our gross margins could decline and such a decline could have a material adverse effect on our business, financial condition or results of operations.

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

The markets for networking infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, local area and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Emulex Corporation. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and Internet Small Computer Systems Interface, or iSCSI, we primarily compete with Emulex Corporation, Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved features. While we continue to devote significant resources to engineering and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. In addition, while relatively few competitors offer a full range of storage, local area and converged networking infrastructure products, additional domestic and foreign manufacturers may increase their presence in these markets either through the development of new products or through industry consolidation. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, or if our competitors introduce new products that are more successful than ours in the marketplace, our future operating results may be materially and adversely affected.

Our products are complex and may contain undetected software or hardware errors that could lead to an increase in our costs, reduce our net revenues or damage our reputation.

Our products are complex and may contain undetected software or hardware errors when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products and to risks that components purchased from third-party subcontractors and incorporated into our products may not meet our specifications or may otherwise fail prematurely. From time to time, we have found errors in existing, new or enhanced products. In addition, our products are frequently combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards. As a result, when problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware or software errors could adversely affect the sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems, any of which could materially and adversely affect our operating results.

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

Third-party subcontractors located outside the United States assemble and test certain products for us. To the extent that we rely on third-party subcontractors to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. If a subcontractor experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, as well as Simon Biddiscombe, our Chief Executive Officer, and H.K. Desai, our Executive Chairman. Our retention of both Messrs. Biddiscombe and Desai are particularly important to our business. If we lose the services of Messrs. Biddiscombe or Desai or other key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

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

Historically, the technology industry has developed higher performance ASICs, which create chip-level solutions that replace selected board-level or box-level solutions at a significantly lower average selling price. We have previously offered ASICs to customers for certain applications that have effectively resulted in a lower-

priced solution when compared to an adapter solution. This transition to ASICs may also occur with respect to other current and future products. The result of this transition may have an adverse effect on our business, financial condition or results of operations. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange networking infrastructure products to lower-cost products.

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

In addition, because our customers require us to maintain products at hub locations near their facilities, it is difficult for us to predict sales trends. Our uneven sales pattern also makes it extremely difficult to predict the demand of our customers and adjust manufacturing capacity accordingly. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or at an increased cost, which could have a material adverse effect on our quarterly revenues and earnings.

Our distributors may not adequately stock and sell our products and their reseller customers may purchase products from our competitors, which could negatively affect our results of operations.

Our distributors, which typically account for 20% or less of our net revenues, generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to stocking and selling products from other suppliers, thus reducing their efforts and ability to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or results of operations. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may decrease the amount of product purchased from us. This could result in a change of business behavior, and distributors may decide to decrease their inventory levels, which could impact availability of our products to their customers.

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

International revenues accounted for 57%, 56% and 55% of our net revenues for fiscal 2012, 2011 and 2010, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of April 1, 2012, our international subsidiaries held $351.0 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury at or damage to the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, we have operations, suppliers and customers in regions that have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane, flood, volcanic eruption, tsunami or fire, affecting any of these regions could adversely affect our business, results of operations and financial condition.

In addition, as a result of a natural disaster, our major customers may face shortages of components that could negatively impact their ability to build the servers and data center devices into which our products are integrated, thereby negatively impacting the demand for our products even if the supply of our products is not directly affected by the natural disaster. For example, the earthquake, tsunami and related events that occurred in Japan in March 2011, and the extensive flooding that occurred in Thailand beginning in October 2011, caused widespread destruction in regions that include suppliers of components for many technology companies.

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

We may engage in mergers, acquisitions, divestitures and strategic investments and these activities could adversely affect our results of operations and stock price.

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

Further, we may never realize the perceived benefits of a business combination or divestiture. Acquisitions by us could negatively impact gross margins or dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/impairment charges related to intangible assets, all of which could materially and adversely affect our financial position or results of operations. Divestitures involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships. In addition, our effective tax rate for future periods could be negatively impacted by acquisitions or divestitures.

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

As of April 1, 2012, we held short-term marketable securities totaling $373.4 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Changes in and compliance with regulations could materially adversely affect us.

Our business, results of operations or financial condition could be materially adversely affected if laws, regulations or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the U.S. Securities and Exchange Commission to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. The U.S. Securities and Exchange Commission has also proposed new disclosure requirements relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. When these new requirements are in effect, they could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

System security risks, data protection breaches and cyber-attacks could disrupt our internal operations, and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, this could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business. We have also outsourced a number of our business functions to third party contractors. Breaches of our or our third party contractors’ security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us or our customers to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are in the process of upgrading our enterprise resource planning computer system to enhance operating efficiencies and provide more effective management of our business operations. We are investing significant financial and personnel resources into this project. However, there is no assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on these computer systems, and any significant failure or delay in the system upgrade, if encountered, could cause a substantial interruption to our business, which could result in an adverse impact on our results of operations and financial condition.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Prices

Shares of our common stock are traded and quoted on the NASDAQ Global Select Market under the symbol QLGC. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period of the two most recent fiscal years as reported on the NASDAQ Global Select Market.

	Sales Prices
Fiscal 2012	High	Low
First Quarter	$18.37	$15.16
Second Quarter	16.73	12.23
Third Quarter	15.53	11.95
Fourth Quarter	19.00	14.93

	Sales Prices
Fiscal 2011	High	Low
First Quarter	$22.40	$16.29
Second Quarter	19.18	14.30
Third Quarter	18.50	16.17
Fourth Quarter	18.83	16.50

Number of Common Stockholders

The number of record holders of our common stock was 465 as of May 16, 2012.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2012.

Issuer Purchases of Equity Securities

In August 2010, our Board of Directors approved a program (the August 2010 Program) to repurchase up to $200 million of our common stock over a two-year period. In November 2011, our Board of Directors approved a new program to repurchase an additional $200 million of our common stock over a two-year period commencing upon the conclusion of the August 2010 program. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2012 under these programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans
January 2, 2012 — January 29, 2012	333,500	$16.15	333,500	$208,594,000
January 30, 2012 — February 26, 2012	325,600	$17.45	325,600	$202,913,000
February 27, 2012 — April 1, 2012	753,800	$17.58	753,800	$189,663,000

Total	1,412,900	$17.21	1,412,900	$189,663,000

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

The following graph compares, for the five-year period ended April 1, 2012, the cumulative total stockholder return for our common stock, the Standard & Poor’s Midcap 400 Index (S&P Midcap 400 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of our fiscal years ended April 1, 2007, March 30, 2008, March 29, 2009, March 28, 2010, April 3, 2011 and April 1, 2012. The graph assumes that $100 was invested on April 1, 2007 in our common stock, the S&P Midcap 400 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*

AMONG QLOGIC CORPORATION,

THE STANDARD & POOR’S MIDCAP 400 INDEX

AND THE NASDAQ COMPUTER INDEX

	Cumulative Total Return
	4/1/07	3/30/08	3/29/09	3/28/10	4/3/11	4/1/12
QLogic Corporation	$100.00	$90.18	$68.94	$118.59	$106.82	$104.47
S&P Midcap 400 Index	100.00	93.03	59.45	97.54	123.83	126.28
NASDAQ Computer Index	100.00	98.51	80.71	125.56	158.02	186.22

* $100 invested on 4/1/07 in stock or 3/30/07 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Year Ended(1)
	April 1, 2012	April 3, 2011	March 28, 2010(2)	March 29, 2009	March 30, 2008
	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$558,608	$558,375	$518,471	$600,192	$570,927
Cost of revenues	177,704	176,959	167,107	180,526	176,215

Gross profit	380,904	381,416	351,364	419,666	394,712

Operating expenses:
Engineering and development	138,768	125,219	116,789	109,015	111,216
Sales and marketing	77,370	73,965	68,881	76,399	74,132
General and administrative	35,299	34,148	34,242	32,639	34,049
Special charges	—	373	5,163	3,062	4,915

Total operating expenses	251,437	233,705	225,075	221,115	224,312

Operating income	129,467	147,711	126,289	198,551	170,400
Interest and other income, net	3,959	5,187	10,601	2,134	14,024

Income from continuing operations before income taxes	133,426	152,898	136,890	200,685	184,424
Income taxes	13,983	11,552	69,345	76,234	66,843

Income from continuing operations	119,443	141,346	67,545	124,451	117,581

Discontinued operations:
Income (loss) from operations, net of income taxes	910	(2,256)	(12,597)	(15,662)	(21,371)
Gain on sale, net of income taxes	109,083	—	—	—	—

Income (loss) from discontinued operations	109,993	(2,256)	(12,597)	(15,662)	(21,371)

Net income	$229,436	$139,090	$54,948	$108,789	$96,210

Income from continuing operations per share:
Basic	$1.17	$1.31	$0.58	$0.97	$0.83

Diluted	$1.16	$1.29	$0.58	$0.97	$0.82

Income (loss) from discontinued operations per share:
Basic	$1.08	$(0.02)	$(0.11)	$(0.12)	$(0.15)

Diluted	$1.07	$(0.02)	$(0.11)	$(0.12)	$(0.15)

Net income per share:
Basic	$2.25	$1.29	$0.47	$0.85	$0.68

Diluted	$2.23	$1.27	$0.47	$0.85	$0.67

Balance Sheet Data
Cash and cash equivalents and investment securities	$537,955	$384,076	$375,673	$378,269	$376,409
Total assets	913,418	757,207	750,737	780,290	810,966
Total stockholders’ equity	759,843	601,164	583,339	626,545	665,916

(1)	The statement of operations data for all periods reflects the operating results of the InfiniBand business as discontinued operations.

(2)	In fiscal 2010, we completed the acquisition of NetXen, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design and supply high performance network infrastructure products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking.

Our products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks, and converged networks. Storage networks are used to provide data across enterprise environments. Fibre Channel is currently the dominant technology for enterprise storage networking. Local area networks, or LANs, are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet. Converged networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and LANs, using Ethernet speeds of 10Gb per second and greater. Fibre Channel over Ethernet, or FCoE, is a converged networking technology that uses an Ethernet LAN for both storage and local area data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet-based networks. Similarly, Internet Small Computer System Interface, or iSCSI, is an alternative to FCoE, also providing storage over Ethernet capabilities. Our converged products can operate individually as 10Gb Ethernet network products, FCoE products, iSCSI products, or in combination as multi-protocol products.

We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel adapters, iSCSI adapters, FCoE converged network adapters, and 10Gb Ethernet adapters. Network Products consist of blade, edge and high-port count modular-chassis Fibre Channel switches, Fibre Channel virtualized pass-through modules, universal access point switches, Enhanced Ethernet pass-through modules and storage routers. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers, Ethernet controllers, converged switch controllers, and converged LAN on Motherboard, or cLOM, controllers.

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc. and Oracle Corporation.

We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2012 and 2010 each comprised fifty-two weeks and ended on April 1, 2012 and March 28, 2010, respectively. Fiscal year 2011 comprised fifty-three weeks and ended on April 3, 2011. The additional week in fiscal year 2011 did not have a material impact on our results of operations.

Disposition of Business

In February 2012, we completed the sale of the product lines and certain assets associated with our InfiniBand business (the IB Business) to Intel Corporation and received $125.0 million in cash. The assets sold consisted primarily of intellectual property, inventories and property and equipment. In addition, Intel agreed to assume certain liabilities related to the IB Business. We recognized an after-tax gain on the sale of the IB Business of $109.1 million. As a result of this divestiture, our consolidated financial statements for all periods present the operations of the IB Business as discontinued operations. The following discussion and analysis is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

Net revenues for fiscal 2012 of $558.6 million were consistent with fiscal 2011. Income from continuing operations for fiscal 2012 was $119.4 million, or $1.16 per diluted share, compared to $141.3 million, or $1.29 per diluted share, in fiscal 2011. During fiscal 2012, we generated $166.2 million of cash from operations, received $125.0 million of cash proceeds from the sale of the IB Business and used $126.9 million of cash to purchase common stock under our stock repurchase program.

A summary of the key factors and significant events that impacted our financial performance during the fourth quarter of fiscal 2012 are as follows:

•

Net revenues of $135.1 million for the fourth quarter of fiscal 2012 decreased 8% from $146.1 million in the fourth quarter of fiscal 2011. The fourth quarter of fiscal 2011 included fourteen weeks compared to thirteen weeks in the fourth quarter of fiscal 2012. Revenues from Host Products were $105.6 million compared to $109.0 million in the fourth quarter of fiscal 2011. Revenues from Network Products were $16.4 million compared to $21.0 million in the same quarter of fiscal 2011. Revenues from Silicon Products were $13.1 million compared to $16.1 million in the fourth quarter of fiscal 2011.

•	Gross profit as a percentage of net revenues was 67.6% for the fourth quarter of fiscal 2012 compared to 68.5% in the fourth quarter of fiscal 2011.

•	Operating income as a percentage of net revenues for the fourth quarter of fiscal 2012 was 21.4% compared to 26.8% in the fourth quarter of fiscal 2011.

•

Income from continuing operations was $29.5 million, or $0.29 per diluted share, in the fourth quarter of fiscal 2012 compared to $36.8 million, or $0.34 per diluted share, in the fourth quarter of fiscal 2011.

•	Cash, cash equivalents and marketable securities increased to $538.0 million as of April 1, 2012 from $384.1 million as of April 3, 2011.

•	Accounts receivable was $76.6 million as of April 1, 2012 compared to $70.1 million as of April 3, 2011. Days sales outstanding (DSO) in receivables was 52 days as of April 1, 2012.

•	Inventories decreased to $19.7 million as of April 1, 2012 from $26.9 million as of April 3, 2011. Our annualized inventory turns were 8.9 in the fourth quarter of fiscal 2012.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	2012	2011	2010
	(Dollars in millions)
Net revenues:
Host Products	$429.8	$422.1	$393.9
Network Products	72.5	85.3	82.3
Silicon Products	56.3	51.0	42.3

Total net revenues	$558.6	$558.4	$518.5

Percentage of net revenues:
Host Products	77%	76%	76%
Network Products	13	15	16
Silicon Products	10	9	8

Total net revenues	100%	100%	100%

Historically, the global marketplace for network infrastructure solutions has expanded in response to the information requirements of enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time. In general, our revenues have been favorably affected by increases in units sold as a result of market expansion and the release of new products. The favorable effect on our revenues as a result of increases in volume has been partially offset by the impact of declining average selling prices on a like-for-like product comparison basis.

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

Our net revenues are derived from the sale of Host Products, Network Products and Silicon Products. Net revenues of $558.6 million for fiscal 2012 were consistent with fiscal 2011. Revenue from Host Products increased $7.7 million, or 2%, and revenue from Silicon Products increased $5.3 million, or 10%. Revenue from Network Products decreased $12.8 million, or 15%. The increase in revenue from Host Products was primarily due to a 4% increase in the average selling price of the adapters sold due to a favorable change in product mix, partially offset by a 2% decrease in the quantity sold. The increase in revenue from Silicon Products was due to a 16% increase in the average selling price of the chips sold due to a favorable change in product mix, partially offset by a 5% decrease in the quantity sold. The decrease in revenue from Network Products was primarily due to a decrease in the quantity of switches sold.

Net revenues for fiscal 2011 of $558.4 million increased 8% from $518.5 million for fiscal 2010. This increase was primarily the result of a $28.2 million, or 7%, increase in revenue from Host Products and an $8.7 million, or 21%, increase in revenue from Silicon Products. The increase in revenue from Host Products was primarily due to an increase in the quantity of adapters sold. The increase in revenue from Silicon Products was due primarily to an increase in the quantity of chips sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 86%, 85% and 88% of net revenues during fiscal 2012, 2011 and 2010, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2012	2011	2010
Hewlett-Packard	27%	26%	25%
IBM	18%	19%	19%
Dell	11%	11%	11%

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	2012	2011	2010
	(In millions)
United States	$239.2	$244.7	$235.2
Asia-Pacific and Japan	178.7	155.2	129.6
Europe, Middle East and Africa	113.9	125.4	121.7
Rest of world	26.8	33.1	32.0

	$558.6	$558.4	$518.5

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. No individual country other than the United States and China represented 10% or more of net revenues for any of the years presented. Net revenues from customers in China were $72.6 million, $76.7 million and $65.7 million for fiscal 2012, 2011 and 2010, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	2012	2011	2010
	(Dollars in millions)
Gross profit	$380.9	$381.4	$351.4
Percentage of net revenues	68.2%	68.3%	67.8%

Gross profit for fiscal 2012 decreased $0.5 million from gross profit for fiscal 2011 and was consistent as a percentage of revenue compared to the prior year.

Gross profit for fiscal 2011 increased $30.0 million, or 9%, from gross profit for fiscal 2010 and increased as a percentage of revenue to 68.3% for fiscal 2011 from 67.8% for the prior year. The increase in gross profit percentage was primarily due to higher volumes to absorb manufacturing costs and a favorable change in product mix.

Our ability to maintain our current gross profit percentage may be significantly affected by factors such as manufacturing volumes over which fixed costs are absorbed, sales discounts and customer incentives, component costs, the mix of products shipped, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets. We anticipate that it will continue to be difficult to reduce manufacturing costs. As a result of these and other factors, our gross profit percentage may decline in future periods.

Operating Expenses

Our operating expenses are summarized in the following table:

	2012	2011	2010
	(Dollars in millions)
Operating expenses:
Engineering and development	$138.8	$125.2	$116.8
Sales and marketing	77.3	74.0	68.9
General and administrative	35.3	34.1	34.2
Special charges	—	0.4	5.2

Total operating expenses	$251.4	$233.7	$225.1

Percentage of net revenues:
Engineering and development	24.8%	22.4%	22.5%
Sales and marketing	13.9	13.3	13.3
General and administrative	6.3	6.1	6.6
Special charges	—	0.1	1.0

Total operating expenses	45.0%	41.9%	43.4%

Engineering and Development.    Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During fiscal 2012, engineering and development expenses increased to $138.8 million from $125.2 million in fiscal 2011. The increase was primarily due to a $9.5 million increase in cash compensation and related employee benefit costs, primarily due to an increase in headcount related to our planned incremental investments to drive future revenue growth, and a $3.8 million increase in equipment depreciation and maintenance costs.

During fiscal 2011, engineering and development expenses increased to $125.2 million from $116.8 million in fiscal 2010. The increase was primarily due to a $10.2 million increase in cash compensation and related employee benefit costs primarily due to an increase in headcount.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $77.4 million for fiscal 2012 from $74.0 million for fiscal 2011. The increase in sales and marketing expenses was primarily due to an increase in cash compensation and related employee benefit costs, principally due to an increase in headcount.

Sales and marketing expenses increased to $74.0 million for fiscal 2011 from $68.9 million for fiscal 2010. The increase in sales and marketing expenses was primarily due to a $3.0 million increase in cash compensation and related employee benefit costs, primarily due to higher headcount and increased commissions.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative.    General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $35.3 million for fiscal 2012 from $34.1 million for fiscal 2011 primarily due to an increase in cash compensation and related employee benefit costs. General and administrative expenses of $34.1 million for fiscal 2011 were consistent with fiscal 2010.

Special Charges.    During fiscal 2011, we recorded special charges of $0.4 million consisting of exit costs associated with severance benefits for involuntarily-terminated employees.

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

As of April 1, 2012, the unpaid exit costs, consisting of facilities related charges, totaled $1.9 million and are expected to be paid over the terms of the related agreements through fiscal 2018.

Interest and Other Income, Net

Components of our interest and other income, net, are as follows:

	2012	2011	2010
	(In millions)
Interest income	$3.4	$3.6	$5.4
Net gains on investment securities	1.1	2.2	5.0
Other	(0.5)	(0.6)	0.2

	$4.0	$5.2	$10.6

Income Taxes

Our provision for income taxes is $14.0 million, $11.6 million and $69.3 million for fiscal 2012, 2011 and 2010, respectively.

Our effective income tax rate was 10% in fiscal 2012, 8% in fiscal 2011 and 51% in fiscal 2010. The decrease in our effective tax rate in fiscal 2011 from fiscal 2010 was primarily due to our foreign operations generating a higher portion of our taxable income, which is taxed at more favorable rates. In addition, during the third quarter of fiscal 2011, we recorded $15.0 million of third quarter specific income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items. Our fiscal 2010 annual effective tax rate was impacted by a $29.7 million tax charge in the fourth quarter of fiscal 2010 related to an amendment of a technology license agreement with one of our international subsidiaries. As a result of the amendment, we determined that all payment obligations under the license agreement had been satisfied.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $538.0 million as of April 1, 2012 from $384.1 million as of April 3, 2011. As of April 1, 2012 and April 3, 2011, our international subsidiaries held $351.0 million and $258.3 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of April 1, 2012 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to reinvest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities decreased to $166.2 million for fiscal 2012 from $190.6 million for fiscal 2011. Operating cash flow for fiscal 2012 consisted of our net income of $229.4 million, including a $103.5 million gain on sale of the IB Business, and net non-cash expenses of $65.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $25.1 million. The changes in operating assets and liabilities included a $16.3 million use of cash for accrued taxes, primarily due to estimated tax payments remitted during the fiscal year.

Cash provided by operating activities increased to $190.6 million for fiscal 2011 from $161.8 million for fiscal 2010. Operating cash flow for fiscal 2011 consisted of our net income of $139.1 million and net non-cash expenses of $75.2 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $23.7 million. The changes in operating assets and liabilities included a $15.5 million decrease in accrued taxes and a $7.5 million increase in inventories. The decrease in accrued taxes was primarily due to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and the timing of payment obligations. The increase in inventories was primarily due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products.

Operating cash flow for fiscal 2010 consisted of our net income of $54.9 million, net non-cash expenses of $78.0 million and net cash provided as a result of changes in operating assets and liabilities of $28.9 million. The changes in operating assets and liabilities included a $21.9 million decrease in inventories and an $11.8 million increase in accrued taxes, partially offset by a $6.0 million decrease in accrued compensation. The decrease in inventories was primarily associated with the completion of a planned contract manufacturer transition in fiscal 2010, which started in fiscal 2009 and resulted in higher inventory levels at the end of fiscal 2009, and higher product shipments during the fourth quarter of fiscal 2010 compared to the prior year. The increase in accrued taxes was primarily due to the timing of expected payment obligations. The decrease in accrued compensation was primarily related to decreased incentive compensation.

Cash used in investing activities was $47.8 million for fiscal 2012 and consisted of $140.0 million of net purchases of available-for-sale securities and $32.8 million of purchases of property and equipment, partially offset by $125.0 million of proceeds from the sale of the IB Business. Cash used in investing activities was $74.8 million for fiscal 2011 and consisted primarily of $75.7 million of net purchases of available-for-sale securities and $23.3 million of purchases of property and equipment, partially offset by $23.8 million of proceeds from the disposition of trading securities. Cash used in investing activities was $42.9 million for fiscal 2010 and consisted of $24.5 million of purchases of property and equipment, $20.4 million of net purchases of available-for-sale securities, and $14.9 million for the acquisition of NetXen, Inc. (net of cash acquired), partially offset by $11.4 million of proceeds from the disposition of trading securities and distributions totaling $5.5 million from our cost basis investments.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $101.7 million for fiscal 2012 and consisted of our purchase of $126.9 million of common stock under our stock repurchase programs and $5.5 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $30.7 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. Cash used in financing activities was $158.2 million for fiscal 2011 and consisted of our purchase of $189.2 million of common stock under our stock repurchase programs and $6.8 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $37.8 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. Cash used in financing activities was $132.3 million for fiscal 2010 and consisted of our purchase of $163.4 million of common stock under our stock repurchase programs, $2.9 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year and the repayment of a $0.9 million line of credit assumed in the NetXen acquisition, partially offset by $34.9 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Our cash flows from discontinued operations did not have a material effect on our total cash flows from operating, investing and financing activities, except for the proceeds received from the sale of the IB Business during fiscal 2012. Accordingly, we do not expect the divestiture of the IB Business to materially impact our cash flows in future periods.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock, including a program approved in November 2011 authorizing the repurchase of up to $200 million of our outstanding common stock. As of April 1, 2012, we had repurchased a total of 111.9 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.76 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $189.7 million as of April 1, 2012.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of April 1, 2012, and their impact on our cash flows in future fiscal years, is as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Operating leases	$9.4	$8.6	$5.6	$1.9	$1.9	$2.1	$29.5
Non-cancelable purchase obligations	38.1	—	—	—	—	—	38.1

Total	$47.5	$8.6	$5.6	$1.9	$1.9	$2.1	$67.6

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $64.9 million as of April 1, 2012. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Stock-Based Compensation

We recognize compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the measurement date, which is generally the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense for awards that are subject to only a service condition on a straight-line basis over the requisite service period for the entire award, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. For all other stock-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of both historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Changes in the subjective assumptions can materially affect the estimated fair value of stock-based awards.

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

We recognize an impairment charge on available-for-sale securities when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, we would recognize the entire impairment in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment and the portion of any impairment that is due to a credit loss. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.

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

During the annual goodwill impairment test in fiscal 2012, we completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value. In addition, as a result of the sale of the IB Business, we performed an additional impairment test and again determined that there was no impairment of goodwill. Based on these impairment tests, we believe that we have no at-risk goodwill.

The initial recording and subsequent evaluation for impairment of goodwill and purchased intangible assets requires the use of significant management judgment regarding the forecasts of future operating results. It is possible that our business plans may change and our estimates used may prove to be inaccurate. If our actual results or estimates used in future impairment analyses are lower than current estimates, we could incur impairment charges.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 1, 2012, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of April 1, 2012 consists of $373.4 million of securities that are classified as available-for-sale. As of April 1, 2012, we had gross unrealized losses associated with our available-for-sale securities of $0.3 million that were determined by management to be temporary in nature.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of April 1, 2012 and April 3, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 1, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 1, 2012 and April 3, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 24, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

May 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited QLogic Corporation’s internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of April 1, 2012 and April 3, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 1, 2012, and our report dated May 24, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

May 24, 2012

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

April 1, 2012 and April 3, 2011

	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$164,516	$147,780
Marketable securities	373,439	236,296
Accounts receivable, less allowance for doubtful accounts of $1,446 and $1,536 as of April 1, 2012 and April 3, 2011, respectively	76,588	70,134
Inventories	19,724	26,931
Deferred tax assets	16,780	17,754
Other current assets	35,842	20,753

Total current assets	686,889	519,648
Property and equipment, net	78,010	77,134
Goodwill	110,976	119,748
Purchased intangible assets, net	5,277	12,694
Deferred tax assets	30,558	25,333
Other assets	1,708	2,650

	$913,418	$757,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,198	$34,816
Accrued compensation	28,326	25,858
Accrued taxes	2,799	6,012
Deferred revenue	6,504	10,431
Other current liabilities	9,390	5,221

Total current liabilities	81,217	82,338
Accrued taxes	64,853	62,565
Other liabilities	7,505	11,140

Total liabilities	153,575	156,043

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 210,688,000 and 208,042,000 shares issued as of April 1, 2012 and April 3, 2011, respectively	211	208
Additional paid-in capital	901,734	844,546
Retained earnings	1,617,201	1,387,765
Accumulated other comprehensive income	1,033	614
Treasury stock, at cost: 111,911,000 and 103,325,000 shares as of April 1, 2012 and April 3, 2011, respectively	(1,760,336)	(1,631,969)

Total stockholders’ equity	759,843	601,164

	$913,418	$757,207

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended April 1, 2012, April 3, 2011 and March 28, 2010

	2012	2011	2010
	(In thousands, except per share amounts)
Net revenues	$558,608	$558,375	$518,471
Cost of revenues	177,704	176,959	167,107

Gross profit	380,904	381,416	351,364

Operating expenses:
Engineering and development	138,768	125,219	116,789
Sales and marketing	77,370	73,965	68,881
General and administrative	35,299	34,148	34,242
Special charges	—	373	5,163

Total operating expenses	251,437	233,705	225,075

Operating income	129,467	147,711	126,289
Interest and other income, net	3,959	5,187	10,601

Income from continuing operations before income taxes	133,426	152,898	136,890
Income taxes	13,983	11,552	69,345

Income from continuing operations	119,443	141,346	67,545

Discontinued operations:
Income (loss) from operations, net of income taxes	910	(2,256)	(12,597)
Gain on sale, net of income taxes	109,083	—	—

Income (loss) from discontinued operations	109,993	(2,256)	(12,597)

Net income	$229,436	$139,090	$54,948

Income from continuing operations per share:
Basic	$1.17	$1.31	$0.58

Diluted	$1.16	$1.29	$0.58

Income (loss) from discontinued operations per share:
Basic	$1.08	$(0.02)	$(0.11)

Diluted	$1.07	$(0.02)	$(0.11)

Net income per share:
Basic	$2.25	$1.29	$0.47

Diluted	$2.23	$1.27	$0.47

Number of shares used in per share calculations:
Basic	101,766	107,647	116,037

Diluted	102,711	109,192	117,364

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended April 1, 2012, April 3, 2011 and March 28, 2010

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Outstanding Shares	Amount
	(In thousands)
Balance at March 29, 2009	119,531	$202	$712,064	$1,193,727	$634	$(1,280,082)	$626,545
Net income	—	—	—	54,948	—	—	54,948
Change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	572	—	572

Comprehensive income							55,520
Issuance of common stock under stock-based awards	2,772	3	31,497	—	—	—	31,500
Decrease in excess tax benefits from stock-based awards	—	—	(1,278)	—	—	—	(1,278)
Stock-based compensation	—	—	35,232	—	—	—	35,232
Common stock issued related to business acquisition	112	—	1,338	—	—	—	1,338
Purchases of treasury stock	(10,108)	—	—	—	—	(165,518)	(165,518)

Balance at March 28, 2010	112,307	205	778,853	1,248,675	1,206	(1,445,600)	583,339
Net income	—	—	—	139,090	—	—	139,090
Change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	(592)	—	(592)

Comprehensive income							138,498
Issuance of common stock under stock-based awards	3,121	3	29,307	—	—	—	29,310
Increase in excess tax benefits from stock-based awards	—	—	805	—	—	—	805
Stock-based compensation	—	—	35,007	—	—	—	35,007
Common stock issued related to business acquisition	28	—	574	—	—	—	574
Purchases of treasury stock	(10,739)	—	—	—	—	(186,369)	(186,369)

Balance at April 3, 2011	104,717	208	844,546	1,387,765	614	(1,631,969)	601,164
Net income	—	—	—	229,436	—	—	229,436
Change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	419	—	419

Comprehensive income							229,855
Issuance of common stock under stock-based awards	2,646	3	24,485	—	—	—	24,488
Increase in excess tax benefits from stock-based awards	—	—	111	—	—	—	111
Stock-based compensation	—	—	32,592	—	—	—	32,592
Purchases of treasury stock	(8,586)	—	—	—	—	(128,367)	(128,367)

Balance at April 1, 2012	98,777	$211	$901,734	$1,617,201	$1,033	$(1,760,336)	$759,843

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 1, 2012, April 3, 2011 and March 28, 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$229,436	$139,090	$54,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,626	29,777	31,803
Stock-based compensation	32,592	35,007	35,694
Amortization of acquisition-related intangible assets	4,015	4,623	8,331
Deferred income taxes	(4,813)	4,425	5,999
Gain on sale of business	(103,509)	—	—
Other non-cash items	5,946	1,341	(3,892)
Changes in operating assets and liabilities, net of acquisition and disposition:
Accounts receivable	(6,533)	3,113	(4,432)
Inventories	(843)	(7,528)	21,920
Other assets	361	770	487
Accounts payable	(4,908)	(3,192)	240
Accrued compensation	2,468	3,705	(6,036)
Accrued taxes	(16,265)	(15,522)	11,827
Deferred revenue	(2,345)	(1,041)	612
Other liabilities	2,935	(4,011)	4,271

Net cash provided by operating activities	166,163	190,557	161,772

Cash flows from investing activities:
Purchases of available-for-sale securities	(573,635)	(278,878)	(244,083)
Proceeds from sales and maturities of available-for-sale securities	433,644	203,160	223,729
Proceeds from disposition of trading securities	—	23,800	11,425
Distributions from other investment securities	—	329	5,464
Purchases of property and equipment	(32,731)	(23,260)	(24,528)
Proceeds from sale of business	124,969	—	—
Acquisition of business, net of cash acquired	—	—	(14,931)

Net cash used in investing activities	(47,753)	(74,849)	(42,924)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	29,961	36,090	34,375
Excess tax benefits from stock-based awards	708	1,674	591
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,473)	(6,780)	(2,875)
Purchases of treasury stock	(126,870)	(189,220)	(163,419)
Payoff of line of credit assumed in acquisition	—	—	(934)

Net cash used in financing activities	(101,674)	(158,236)	(132,262)

Net increase (decrease) in cash and cash equivalents	16,736	(42,528)	(13,414)
Cash and cash equivalents at beginning of year	147,780	190,308	203,722

Cash and cash equivalents at end of year	$164,516	$147,780	$190,308

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$25,311	$17,000	$36,937

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) designs and supplies high performance network infrastructure products that provide, enhance and manage computer data communication. The Company’s products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking. The Company’s products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks (LAN) and converged networks. The Company’s products primarily consist of adapters, switches, storage routers and application-specific integrated circuits and are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.

The Company classifies its products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist of Fibre Channel adapters, Internet Small Computer Systems Interface (iSCSI) adapters, Fibre Channel over Ethernet (FCOE) converged network adapters, and 10Gb Ethernet adapters. Network Products consist of blade, edge and high-port count modular-chassis Fibre Channel switches, Fibre Channel virtualized pass-through modules, universal access point switches, Enhanced Ethernet pass-through modules and storage routers. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers, Ethernet controllers, converged switch controllers, and converged LAN on Motherboard (cLOM) controllers.

Principles of Consolidation

The consolidated financial statements include the financial statements of QLogic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Reporting Period

The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2012 and 2010 each comprised fifty-two weeks and ended on April 1, 2012 and March 28, 2010, respectively. Fiscal year 2011 comprised fifty-three weeks and ended on April 3, 2011.

Basis of Presentation

In February 2012, the Company completed the sale of the product lines and certain assets associated with its InfiniBand business (the IB Business). The IB Business meets the criteria to be presented as discontinued operations. As a result of this divestiture, the Company’s consolidated financial statements for all periods present the operations of the IB Business as discontinued operations.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets.

The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining whether a group of assets disposed or to be disposed of meets the criteria for presentation as discontinued operations and in identifying the appropriate amounts to present as discontinued operations. In addition, significant judgment is required in determining the Company’s tax filing positions and the related assessment of recognition and measurement of uncertain tax positions. Additionally, significant judgment is required in determining whether a potential indicator of impairment of the Company’s long-lived assets exists and in estimating future cash flows for the purpose of any necessary impairment tests. Significant judgment is also required in determining the fair value of assets acquired and liabilities assumed in a business combination, including the fair value of identifiable intangible assets. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.

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

For those sales that include multiple deliverables, the Company allocates revenue based on the relative selling price of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (VSOE) of the selling price, if it exists. In order to establish VSOE of the selling price, the Company must regularly sell the product and/or service on a standalone basis with a substantial majority of the sales priced within a relatively narrow range. If VSOE of the selling price cannot be determined, the Company then considers third party evidence (TPE) of the selling price. Generally, the Company is not able to determine TPE due to the lack of similar products and services sold by other companies within the industry. If neither VSOE nor TPE exists, the Company determines the estimated selling price based on multiple

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors including, but not limited to, cost, gross margin, market conditions and pricing practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each deliverable.

The Company sells certain software products and related post-contract customer support. The Company recognizes revenue from software products when all of the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is probable. Revenue is allocated to undelivered elements based upon VSOE of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. If the Company is unable to determine VSOE of fair value for an undelivered element, the entire amount of revenue from the arrangement is deferred and recognized over the service period or when all elements have been delivered.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under its Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the measurement date, which is generally the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense for awards that are subject to only a service condition on a straight-line basis over the requisite service period for the entire award, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. For all other stock-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, the Company uses a combination of both historical volatility, calculated based on the daily closing prices of its common stock over a period equal to the expected term of the option, and implied volatility, utilizing market data of actively traded options on its common stock.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income from Continuing Operations per Share

The Company computes basic income from continuing operations per share based on the weighted-average number of common shares outstanding during the periods presented. Diluted income from continuing operations per share is computed based on the weighted-average number of common and dilutive potential common shares outstanding using the treasury stock method. The Company has granted stock options, restricted stock units and other stock-based awards, which have been treated as dilutive potential common shares in computing diluted income from continuing operations per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.

The Company invests primarily in debt securities, the majority of which are high investment grade. In accordance with the Company’s investment policy, exposure to credit risk is limited by the diversification and investment in highly-rated securities.

The Company sells its products to OEMs and distributors throughout the world. As of April 1, 2012 and April 3, 2011, the Company had three customers that individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs of servers and workstations, accounted for an aggregate of 68% and 74% of the Company’s accounts receivable as of April 1, 2012 and April 3, 2011, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Securities

Investment securities include available-for-sale marketable securities, trading securities and other investment securities and are classified in the consolidated balance sheets based on the nature of the security and the availability for use in current operations.

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

The Company recognizes an impairment charge on available-for-sale securities when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the Company would recognize the entire impairment in earnings. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The Company considers various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment has been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Management determined that the Company has a single reporting unit for the purpose of testing goodwill for impairment. The Company performs the annual test for impairment as of the first day of its fiscal fourth quarter.

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

Recently Adopted Accounting Standards

In September 2009, the Financial Accounting Standards Board reached a consensus on Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither VSOE nor third-party evidence is available for that deliverable. Overall arrangement consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling prices. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The Company adopted the provisions of these standards beginning in the first quarter of fiscal 2012 on a prospective basis. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

Note 2. Discontinued Operations

On February 29, 2012, the Company completed the sale of the product lines and certain assets associated with its InfiniBand business to Intel Corporation and received $125.0 million in cash. In addition, Intel agreed to assume certain liabilities related to the IB Business. The assets sold consisted primarily of intellectual property, inventories and property and equipment. The Company recognized a gain on the sale of the IB Business of $103.5 million. The components of the gain on sale are as follows:

(In thousands)
Proceeds from sale	$124,969
Inventories	(8,050)
Property and equipment, net	(3,359)
Purchased intangible assets, net	(5,336)
Goodwill	(8,772)
Deferred revenue	5,379
Other	(1,322)

$103,509

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 1, 2012, all material retained assets and liabilities of the IB Business have been recovered or settled by the Company. In connection with the divestiture, the Company entered into an agreement to provide certain transition services to Intel for a period not to exceed one year from the date of sale.

Income from discontinued operations consists of direct revenues and direct expenses of the IB Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the IB Business included in discontinued operations in the consolidated statements of income is as follows:

	2012	2011	2010
	(In thousands)
Net revenues	$36,199	$38,824	$30,599
Loss from operations before income taxes	$(2,913)	$(8,115)	$(27,183)

Note 3. Business Acquisition

On April 27, 2009, the Company acquired NetXen, Inc. (NetXen) in a merger transaction. Cash consideration was $17.6 million for all outstanding NetXen capital stock. NetXen developed, marketed and sold Ethernet adapter and controller products targeted at the enterprise server market. The acquisition agreement required that $5.1 million of the consideration be placed into an escrow account in connection with certain representations and warranties. The escrowed amounts were accounted for as cash consideration as of the date of acquisition. During fiscal 2012, the Company received $1.4 million from the escrow account to settle all outstanding claims and has included the amount in the Company’s consolidated statement of income for fiscal 2012. As of April 1, 2012, no amounts remain in the escrow account.

Note 4. Investment Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
April 1, 2012
U.S. government and agency securities	$141,680	$257	$(78)	$141,859
Corporate debt obligations	166,763	1,071	(166)	167,668
Asset and mortgage-backed securities	46,395	272	(73)	46,594
Municipal bonds	16,548	22	(2)	16,568
Other debt securities	750	—	—	750

	$372,136	$1,622	$(319)	$373,439

April 3, 2011
U.S. government and agency securities	$55,875	$94	$(216)	$55,753
Corporate debt obligations	137,706	1,012	(282)	138,436
Asset and mortgage-backed securities	22,249	293	(52)	22,490
Municipal bonds	17,941	10	(10)	17,941
Non-U.S. government and agency securities	1,676	—	—	1,676

	$235,447	$1,409	$(560)	$236,296

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities as of April 1, 2012, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$71,344	$71,702
Due after one year through three years	205,258	205,905
Due after three years through five years	45,519	45,618
Due after five years	50,015	50,214

	$372,136	$373,439

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 1, 2012 and April 3, 2011.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
April 1, 2012
U.S. government and agency securities	$76,239	$(78)	$—	$—	$76,239	$(78)
Corporate debt obligations	66,997	(166)	—	—	66,997	(166)
Asset and mortgage-backed securities	12,996	(69)	139	(4)	13,135	(73)
Municipal bonds	1,978	(2)	—	—	1,978	(2)

	$158,210	$(315)	$139	$(4)	$158,349	$(319)

April 3, 2011
U.S. government and agency securities	$25,712	$(216)	$—	$—	$25,712	$(216)
Corporate debt obligations	60,595	(282)	—	—	60,595	(282)
Asset and mortgage-backed securities	7,991	(52)	—	—	7,991	(52)
Municipal bonds	1,866	(10)	—	—	1,866	(10)

	$96,164	$(560)	$—	$—	$96,164	$(560)

As of April 1, 2012 and April 3, 2011, the fair value of certain of the Company’s available-for-sale marketable securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time sufficient to allow for any anticipated recovery of market value. As of April 1, 2012 and April 3, 2011, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

Trading Securities

Until full liquidation of the Company’s portfolio of trading securities during fiscal 2011, the Company’s trading securities included investments in auction rate securities (ARS). During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the ARS held by the Company. In November 2008, the Company entered into an agreement with the broker for all of the ARS held by the Company, which provided the Company with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitled the Company to sell the related ARS back to the broker for a price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, which price is referred to as “par.” The ARS Rights agreement resulted in put options that were recognized as free standing assets separate from the ARS. The Company elected to measure the put options at fair value. In connection with the election to measure the put options at fair value, the Company classified these financial instruments as trading securities.

During fiscal 2011, the Company received $9.3 million of proceeds in connection with the redemption of certain ARS by the respective issuers. In addition, during fiscal 2011, the Company exercised the ARS Rights and sold all of its remaining ARS investments to the broker at par for cash totaling $14.5 million.

Note 5. Fair Value Measurements

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of April 1, 2012 and April 3, 2011 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
April 1, 2012
Cash and cash equivalents	$162,266	$2,250	$—	$164,516

Marketable securities:
U.S. government and agency securities	141,859	—	—	141,859
Corporate debt obligations	—	167,668	—	167,668
Asset and mortgage-backed securities	—	46,594	—	46,594
Municipal bonds	—	16,568	—	16,568
Other debt securities	—	750	—	750

	141,859	231,580	—	373,439

	$304,125	$233,830	$—	$537,955

April 3, 2011
Cash and cash equivalents	$146,281	$1,499	$—	$147,780

Marketable securities:
U.S. government and agency securities	55,753	—	—	55,753
Corporate debt obligations	—	138,436	—	138,436
Asset and mortgage-backed securities	—	22,490	—	22,490
Municipal bonds	—	17,941	—	17,941
Non-U.S. government and agency securities	—	1,676	—	1,676

	55,753	180,543	—	236,296

	$202,034	$182,042	$—	$384,076

The Company’s investments classified within Level 2 were primarily valued based on valuations obtained from a third-party pricing service. To estimate fair value, the pricing service utilizes industry standard valuation models, including both income and market-based approaches for which all significant inputs are observable either directly or indirectly. The Company obtained documentation from the pricing service as to the methodology and summary of inputs used for the various types of securities. The pricing service maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. These observable inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. The Company compares valuation information from the pricing service with other pricing sources to validate the reasonableness of the valuations.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

Year Ended April 3, 2011	Balance March 28, 2010	Total Realized Gains (Losses)	Sales and Other Settlements	Balance April 3, 2011
	(In thousands)
Auction rate securities	$22,317	$1,483	$(23,800)	$—
Put options related to auction rate securities	1,439	(1,439)	—	—

	$23,756	$44	$(23,800)	$—

Note 6. Inventories

Components of inventories are as follows:

	2012	2011
	(In thousands)
Raw materials	$3,743	$5,702
Finished goods	15,981	21,229

	$19,724	$26,931

Note 7. Property and Equipment

Components of property and equipment are as follows:

	2012	2011
	(In thousands)
Land	$11,663	$11,663
Buildings and improvements	41,186	40,984
Production and test equipment	193,820	187,655
Furniture and fixtures	7,946	7,958

	254,615	248,260
Less accumulated depreciation and amortization	176,605	171,126

	$78,010	$77,134

Note 8. Goodwill

As of April 1, 2012 and April 3, 2011, the Company’s recorded balance of goodwill was $111.0 million and $119.7 million, respectively. The Company assesses its goodwill for impairment on an annual basis and when events or changes in circumstances indicate a potential impairment may exist. During the annual goodwill impairment test, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value.

In connection with the sale of the IB Business, the Company allocated $8.7 million of the carrying value of its goodwill to the IB Business and wrote off this amount as part of the divestiture. The allocated amount was determined on a pro rata basis based on the consideration received from the sale of the IB Business and the fair value of the reporting unit as of the date the IB Business was sold. As a result of the divestiture, the Company performed an additional impairment test and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value on the date of the sale.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Purchased Intangible Assets

Purchased intangible assets consist of the following:

	April 1, 2012			April 3, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Acquisition-related intangibles:
Core/developed technology	$8,900	$5,750	$3,150	$45,700	$34,479	$11,221
Other	1,010	589	421	1,010	387	623

	9,910	6,339	3,571	46,710	34,866	11,844
Other purchased intangibles:
Technology-related	2,713	1,007	1,706	2,384	1,534	850

	$12,623	$7,346	$5,277	$49,094	$36,400	$12,694

A summary of the amortization expense, by classification, included in the consolidated statements of income is as follows:

	2012	2011	2010
	(In thousands)
Continuing operations — cost of revenues	$1,023	$1,023	$1,333
Discontinued operations	3,160	3,845	7,605

	$4,183	$4,868	$8,938

The following table presents the estimated future amortization expense of purchased intangible assets as of April 1, 2012:

Fiscal
(In thousands)
2013	$1,223
2014	1,374
2015	1,193
2016	1,172
2017	315

$5,277

Note 10. Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of April 1, 2012 and April 3, 2011, the Company had 210.7 million and 208.0 million shares of common stock issued, respectively. As of April 1, 2012, 32.3 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards and 1.1 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.95 billion of the Company’s outstanding common stock, including a program approved in November 2011 authorizing the repurchase of up to $200 million of the Company’s outstanding common stock over a two-year period. During fiscal 2012, the Company purchased 8.6 million shares of its common stock for an aggregate purchase price of $128.4 million. During fiscal 2011, the Company purchased 10.7 million shares of its common stock for an aggregate purchase price of $186.4 million. As of April 1, 2012, the Company had purchased a total of 111.9 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.76 billion.

Repurchased shares have been recorded as treasury shares and will be held unless and until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 11. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each three-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount between 1% and 10% of compensation. The total number of shares issued under the ESPP was 556,000, 449,000 and 560,000 during fiscal 2012, 2011 and 2010, respectively.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also entered into a stock-based performance plan in connection with a business acquisition in fiscal 2007. During fiscal 2011 and 2010 the Company issued 28,000 shares of common stock valued at $0.6 million and 112,000 shares of common stock valued at $1.3 million, respectively, under this performance plan.

As of April 1, 2012, options to purchase 19.0 million shares of common stock and 2.7 million restricted stock units were held by employees and non-employee directors. Shares available for future grant were 10.6 million under the 2005 Plan as of April 1, 2012. No further awards can be granted under any other plans.

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at March 29, 2009	25,940	$20.58
Granted	3,853	14.06
Exercised	(1,878)	14.89
Forfeited (cancelled pre-vesting)	(499)	15.54
Expired (cancelled post-vesting)	(3,160)	25.06

Outstanding at March 28, 2010	24,256	19.50
Granted	2,829	17.74
Exercised	(2,091)	14.18
Forfeited (cancelled pre-vesting)	(708)	15.42
Expired (cancelled post-vesting)	(2,430)	32.13

Outstanding at April 3, 2011	21,856	18.51
Granted	1,630	15.73
Exercised	(1,544)	14.83
Forfeited (cancelled pre-vesting)	(686)	15.86
Expired (cancelled post-vesting)	(2,245)	24.93

Outstanding at April 1, 2012	19,011	$17.91	4.8	$24,634

Vested and expected to vest at April 1, 2012	18,683	$17.93	4.8	$24,196

Exercisable at April 1, 2012	15,161	$18.40	3.9	$17,591

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding and unvested at March 29, 2009	1,693	$16.18
Granted	1,488	13.85
Vested	(533)	16.65
Forfeited	(134)	15.85

Outstanding and unvested at March 28, 2010	2,514	14.78
Granted	965	17.79
Vested	(959)	15.31
Forfeited	(249)	15.11

Outstanding and unvested at April 3, 2011	2,271	15.80
Granted	1,656	15.63
Vested	(879)	15.58
Forfeited	(362)	15.82

Outstanding and unvested at April 1, 2012	2,686	$15.77

During fiscal 2012, 2011 and 2010, the Company issued 546,000, 581,000 and 334,000 shares of common stock, respectively, in connection with the vesting of restricted stock units. The difference between the number of restricted stock units vested and the shares of common stock issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

During fiscal 2012, the Company granted 0.2 million restricted stock units with performance and service conditions to certain senior executives, which are not included in the above table. The evaluation of the performance criteria, and accordingly the determination of the ultimate number of shares earned under these restricted stock units, will be completed in the first quarter of fiscal 2013. The shares that are earned will vest over four years from the initial date of grant.

Stock-Based Compensation Expense

A summary of stock-based compensation expense, by functional line item in the consolidated statements of income, is as follows:

	2012	2011	2010
	(In thousands)
Cost of revenues	$2,506	$2,247	$2,276
Engineering and development	14,199	14,222	14,094
Sales and marketing	6,667	6,768	6,182
General and administrative	8,316	8,398	7,910

Total continuing operations	31,688	31,635	30,462
Discontinued operations	904	3,372	5,232

	$32,592	$35,007	$35,694

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2010, the Company granted 464,000 restricted stock units to employees that joined QLogic in connection with the acquisition of NetXen and recognized $1.3 million, $2.4 million and $1.6 million of stock-based compensation related to these awards during fiscal 2012, 2011 and 2010, respectively, which is included in the table above.

The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2012		2011		2010
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Fair value	$5.73	$3.49	$6.62	$3.95	$5.31	$3.50
Expected volatility	36%	36%	38%	36%	38%	42%
Risk-free interest rate	1.8%	0.1%	2.1%	0.2%	2.2%	0.1%
Expected life (years)	5.5	0.25	5.3	0.25	5.0	0.25
Dividend yield	—	—	—	—	—	—

Restricted stock units granted were valued based on the closing market price on the date of grant.

The Company recognized tax benefits related to stock-based compensation expense for fiscal 2012, 2011 and 2010 of $7.7 million, $7.1 million and $5.3 million, respectively. Stock-based compensation costs capitalized as part of the cost of assets for fiscal 2012, 2011 and 2010 were not material.

As of April 1, 2012, there was $51.7 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 2.3 years.

During fiscal 2012, 2011 and 2010, the grant date fair value of options vested totaled $16.5 million, $18.5 million and $20.0 million, respectively. The intrinsic value of options exercised during fiscal 2012, 2011 and 2010 totaled $3.8 million, $8.4 million and $6.8 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The fair value of restricted stock units vested during fiscal 2012, 2011 and 2010 totaled $14.4 million, $17.1 million and $7.7 million, respectively.

The Company currently issues new shares to deliver common stock under its stock-based award plans.

Note 12. Employee Retirement Savings Plan

The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code for substantially all U.S. employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. Additionally, the Company periodically authorizes discretionary contributions to the plan. The Company’s contributions on behalf of its employees totaled $1.1 million, $0.6 million and $0.1 million in fiscal 2012, 2011 and 2010, respectively.

The Company also maintains retirement plans in certain non-U.S. locations. The total expense and total obligation of the Company for these plans were not material to the consolidated financial statements for all periods presented.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Special Charges

During fiscal 2011, the Company recorded special charges of $0.4 million consisting of exit costs associated with severance benefits for involuntarily-terminated employees, all of which were paid during fiscal 2011.

During fiscal 2010, the Company recorded special charges totaling $5.2 million related to the consolidation of facilities and workforce reductions. The special charges consisted primarily of $3.1 million of exit costs related to facilities under non-cancelable leases that the Company ceased using during fiscal 2010 and $1.5 million of exit costs associated with severance benefits for involuntarily-terminated employees (collectively, the Fiscal 2010 Initiative). In addition, the fiscal 2010 special charges included $0.6 million of additional exit costs related to facilities that the Company ceased using. As of April 1, 2012 and April 3, 2011, unpaid exit costs related to the Fiscal 2010 Initiative, consisting of facilities related charges, totaled $1.9 million and $2.3 million, respectively, and are expected to be paid over the terms of the related agreements through fiscal 2018.

Note 14. Interest and Other Income, net

Components of interest and other income, net, are as follows:

	2012	2011	2010
	(In thousands)
Interest income	$3,405	$3,561	$5,399
Gain on sales of available-for-sale securities	1,839	2,158	4,521
Loss on sales of available-for-sale securities	(809)	(342)	(1,811)
Net gains on trading securities	—	44	426
Gain on distributions of other investment securities	—	328	1,846
Other	(476)	(562)	220

	$3,959	$5,187	$10,601

Note 15. Income Taxes

Income before income taxes from continuing operations consists of the following components:

	2012	2011	2010
	(In thousands)
United States	$35,733	$55,595	$95,615
International	97,693	97,303	41,275

	$133,426	$152,898	$136,890

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income taxes from continuing operations are as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$11,054	$(2,726)	$50,992
State	1,279	4,029	8,099
Foreign	1,904	4,645	2,134

Total current	14,237	5,948	61,225

Deferred:
Federal	3,360	9,208	6,704
State	(4,781)	(2,223)	1,104
Foreign	1,167	(1,381)	312

Total deferred	(254)	5,604	8,120

	$13,983	$11,552	$69,345

The income tax benefit related to discontinued operations for fiscal 2012, 2011 and 2010 was $9.4 million, $5.9 million and $14.6 million, respectively. The income tax benefit for fiscal 2012 includes a $5.6 million net benefit associated with the sale of the IB Business, including the tax effect of the related liquidation of two domestic subsidiaries which were engaged in the IB Business. In connection with this liquidation, the Company recognized losses for tax purposes related to its investment in these subsidiaries. The tax benefit of these losses was substantially offset by the tax related to the gain on sale of the IB Business. The $5.6 million net tax benefit is included in the gain on sale from discontinued operations, net of income taxes, in the consolidated statement of income for fiscal 2012.

The effect of deferred taxes associated with the change in unrealized gains and losses on the Company’s available-for-sale securities was immaterial for all periods presented and was recorded in other comprehensive income.

A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to income from continuing operations before income taxes is as follows:

	2012	2011	2010
	(In thousands)
Expected income tax provision at the statutory rate	$46,699	$53,514	$47,912
State income taxes, net of federal tax benefit	1,198	3,680	4,358
Tax rate differential on foreign earnings and other international related tax items	(30,277)	(31,231)	20,987
Benefit from research and other credits	(5,090)	(6,728)	(4,261)
Stock-based compensation	2,602	3,679	2,608
Resolution of prior period tax matters	(2,530)	(10,995)	(634)
Other, net	1,381	(367)	(1,625)

	$13,983	$11,552	$69,345

The Company implemented a globalization initiative to expand its worldwide footprint beginning in fiscal 2005. As part of this initiative, certain intellectual property and other rights were licensed to one of the Company’s international subsidiaries. During fiscal 2010, the license agreement was amended which resulted in

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a fully paid-up license. The Company recorded a tax charge of $29.7 million in fiscal 2010 related to the globalization initiative, primarily due to the amendment to the license agreement. As a result of the amendment, the Company determined that all payment obligations under the license agreement had been satisfied in fiscal 2010.

The components of the deferred tax assets and liabilities are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$19,830	$22,206
Stock-based compensation	17,237	14,570
Net operating loss carryforwards	14,635	14,443
Research credits	11,222	6,618
Investment securities	1,386	1,545
Other	2,828	3,194

Total gross deferred tax assets	67,138	62,576
Valuation allowance	(1,540)	(3,654)

Total deferred tax assets, net of valuation allowance	65,598	58,922

Deferred tax liabilities:
State income taxes	8,266	6,036
Property and equipment	7,044	4,086
Research and development expenditures	2,924	3,348
Purchased intangible assets	26	2,365

Total deferred tax liabilities	18,260	15,835

Net deferred tax assets	$47,338	$43,087

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the full benefit of the existing deferred tax assets as of April 1, 2012, except for the deferred tax assets related to certain investment securities and capital loss carryovers. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The Company’s deferred tax assets related to investment securities and capital loss carryovers consist primarily of temporary differences related to other-than-temporary impairments on the Company’s investment securities and realized losses on dispositions of investment securities that are subject to limitations on deductibility. As a result of limitations on the deductibility of capital losses and other factors, management is currently unable to assert that it is more likely than not that the Company will realize the full benefit of these deferred tax assets. Accordingly, the Company had previously recorded a valuation allowance against these deferred tax assets. The balance of this valuation allowance was $1.5 million as of April 1, 2012 and April 3, 2011.

As of April 3, 2011, the Company’s deferred tax assets relating to state net operating losses and state tax credits included attributes related to a subsidiary that filed state tax returns on a separate filing basis in certain tax jurisdictions. Based on various factors, including historical operating results, management was unable to assert that it was more likely than not that the Company would realize the benefit of these deferred tax assets and

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a valuation allowance against these deferred tax assets of $2.2 million during fiscal 2011. In fiscal 2012, the Company wrote off these deferred tax assets and the related valuation allowance as a result of the sale of the IB business.

As of April 1, 2012, the Company has federal net operating loss carryforwards of $17.8 million, which will expire between fiscal 2027 and 2029, if not utilized, and state net operating loss carryforwards of $97.8 million, which will expire between fiscal 2017 and 2032, if not utilized. The Company also has state capital loss carryovers of $60.2 million, which will expire between fiscal 2013 and 2017, if not utilized, and state tax credit carryforwards of $10.8 million, which have no expiration date. The net operating loss carryforwards relating to acquired companies are subject to limitations on the timing of utilization.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of April 1, 2012, the cumulative amount of undistributed earnings of the Company’s foreign subsidiaries was $376.5 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2012	2011
	(In thousands)
Balance at beginning of year	$57,510	$65,385
Additions based on tax positions related to the current year	3,581	1,781
Additions for tax positions of prior years	140	472
Reductions for tax positions of prior years	(76)	(2,834)
Lapses of statute of limitations	(2,771)	(7,294)

Balance at end of year	$58,384	$57,510

If the unrecognized tax benefits as of April 1, 2012 were recognized, $57.2 million, net of $1.2 million of tax benefits from state income taxes, would favorably affect the Company’s effective income tax rate.

In addition to the unrecognized tax benefits noted above, the Company had accrued $4.4 million and $3.4 million of interest expense, net of the related tax benefit, and penalties as of April 1, 2012 and April 3, 2011, respectively. The Company recognized interest expense (benefit), net of the related tax effect, and penalties aggregating $1.0 million, $0.1 million and $(0.1) million during fiscal 2012, 2011 and 2010, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Income per Share

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	2012	2011	2010
	(In thousands, except per share amounts)
Income from continuing operations	$119,443	$141,346	$67,545

Shares:
Weighted-average shares outstanding — basic	101,766	107,647	116,037
Dilutive potential common shares, using treasury stock method	945	1,545	1,327

Weighted-average shares outstanding — diluted	102,711	109,192	117,364

Income from continuing operations per share:
Basic	$1.17	$1.31	$0.58

Diluted	$1.16	$1.29	$0.58

Stock-based awards, including stock options and restricted stock units, representing 16.6 million, 14.5 million and 20.5 million shares of common stock have been excluded from the diluted per share calculations for fiscal 2012, 2011 and 2010, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

Note 17. Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of April 1, 2012 is as follows:

Fiscal Year
(In thousands)
2013	$9,329
2014	8,614
2015	5,623
2016	1,933
2017	1,891
Thereafter	2,091

Total future minimum lease payments	$29,481

Rent expense for fiscal 2012, 2011 and 2010 was $10.9 million, $9.4 million and $8.9 million, respectively.

Litigation

Various lawsuits, claims and proceedings have been or may be instituted against the Company. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unfavorably to the Company. Management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, would not be material to the Company’s financial condition or results of operations. However, there can be no assurance with respect to such result, and the monetary liability or financial impact to the Company from these matters could differ materially from those projected.

Indemnifications

The Company indemnifies certain of its customers against claims that products purchased from the Company infringe upon a patent, copyright, trademark or trade secret of a third party. In the event of such a claim, the Company agrees to pay all litigation costs, including attorney fees, and any settlement payments or damages awarded directly related to the infringement. The Company is not currently defending any intellectual property infringement claims and has not been informed of any pending infringement claims. Accordingly, the Company has not recorded a liability related to such indemnification obligations.

Note 18. Revenue Components, Geographic Revenues and Significant Customers

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment.

Revenue Components

A summary of net revenues by product category is as follows:

	2012	2011	2010
	(In thousands)
Host Products	$429,820	$422,143	$393,855
Network Products	72,541	85,244	82,309
Silicon Products	56,247	50,988	42,307

	$558,608	$558,375	$518,471

Geographic Revenues

Revenues by geographic area are presented based upon the ship-to location of the customer. Net revenues by geographic area are as follows:

	2012	2011	2010
	(In thousands)
United States	$239,198	$244,717	$235,213
Asia-Pacific and Japan	178,715	155,165	129,636
Europe, Middle East and Africa	113,873	125,413	121,676
Rest of world	26,822	33,080	31,946

	$558,608	$558,375	$518,471

Net revenues from customers in China were $72.6 million, $76.7 million and $65.7 million for fiscal 2012, 2011 and 2010, respectively. No individual country other than the United States and China represented 10% or more of net revenues for any of the years presented.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues is as follows:

	2012	2011	2010
Hewlett-Packard	27%	26%	25%
IBM	18%	19%	19%
Dell	11%	11%	11%

Note 19. Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2012 and 2011:

	Three Months Ended (1)
	June	September	December (2)	March (3)
	(In thousands, except per share amounts)
Fiscal 2012:
Net revenues	$144,481	$136,275	$142,779	$135,073
Gross profit	99,613	92,930	97,013	91,348
Operating income	35,877	30,502	34,123	28,965
Income from continuing operations	34,196	26,507	29,221	29,519
Net income	32,426	28,654	30,025	138,331
Income from continuing operations per share:
Basic	0.33	0.26	0.29	0.30
Diluted	0.32	0.26	0.29	0.29
Net income per share:
Basic	0.31	0.28	0.30	1.40
Diluted	0.31	0.28	0.30	1.37
Fiscal 2011:
Net revenues	$130,674	$135,376	$146,256	$146,069
Gross profit	89,796	92,438	99,170	100,012
Operating income	31,323	35,887	41,394	39,107
Income from continuing operations	26,212	29,163	49,181	36,790
Net income	25,449	29,986	50,339	33,316
Income from continuing operations per share:
Basic	0.24	0.27	0.46	0.35
Diluted	0.23	0.27	0.46	0.34
Net income per share:
Basic	0.23	0.28	0.48	0.32
Diluted	0.22	0.28	0.47	0.31

(1)	The statement of operations data for all periods presented reflects the operating results of the InfiniBand business as discontinued operations.

(2)	During the three months ended December 26, 2010, the Company recorded $15.0 million of third quarter specific income tax benefits related to the expiration of certain statutes of limitation, the retroactive reinstatement of the federal research tax credit and certain other items.

(3)	During the three months ended April 1, 2012, the Company recorded a gain on sale from discontinued operations, net of income taxes, of $109.1 million related to the divestiture of its InfiniBand business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2012.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of April 1, 2012.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 38 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2012, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the Code of Ethics) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2012, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2012, for information required under this Item 12. Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2012, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2012, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended April 1, 2012, April 3, 2011 and March 28, 2010 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended April 1, 2012, April 3, 2011 and March 28, 2010 is filed as part of this report and is incorporated herein by reference:

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

Date: May 24, 2012

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

Signature	Title	Date

Principal Executive Officer:

/s/ SIMON BIDDISCOMBE Simon Biddiscombe	President, Chief Executive Officer and Director	May 24, 2012

Principal Financial and Accounting Officer:

/s/ JEAN HU Jean Hu	Senior Vice President and Chief Financial Officer	May 24, 2012

/s/ H.K. DESAI H.K. Desai	Executive Chairman and Chairman of the Board	May 24, 2012

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	May 24, 2012

/s/ KATHRYN B. LEWIS Kathryn B. Lewis	Director	May 24, 2012

/s/ D. SCOTT MERCER D. Scott Mercer	Director	May 24, 2012

/s/ GEORGE D. WELLS George D. Wells	Director	May 24, 2012

/s/ WILLIAM M. ZEITLER William M. Zeitler	Director	May 24, 2012

SCHEDULE II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses or Revenues	Deductions: Amounts Written Off, Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended April 1, 2012:
Allowance for doubtful accounts	$1,536	$79	$169	$1,446
Sales returns and allowances	$7,856	$35,170	$38,165	$4,861

Year ended April 3, 2011:
Allowance for doubtful accounts	$1,505	$54	$23	$1,536
Sales returns and allowances	$8,276	$29,208	$29,628	$7,856

Year ended March 28, 2010:
Allowance for doubtful accounts	$1,366	$366	$227	$1,505
Sales returns and allowances	$8,848	$29,311	$29,883	$8,276

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated January 20, 2012, by and between QLogic Corporation and Intel Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 25, 2012).

3.1	Certificate of Incorporation of QLogic Corporation, as amended to date.

3.2	Amended and Restated By-Laws of QLogic Corporation, as adopted on February 9, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2012).

10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.2	QLogic Corporation Stock Awards Plan, as amended (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006).*

10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective February 10, 2011 (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended April 3, 2011).*

10.5	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2009).*

10.6	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012).*

10.7	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective February 10, 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended April 3, 2011).*

10.8	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012).*

10.9	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008).*

10.10	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008).*

10.11	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan Amended and Restated Effective June 9, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010).*

Exhibit No.	Description

10.12	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.13	Employment Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.14	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.15	Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended April 3, 2011).*

10.16	Terms and Conditions of FY2012 Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.