Form 10-Q
period 2012-07-01
QLOGIC CORP
filed 2012-08-02
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

As of July 27, 2012, 94,268,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2012	April 1, 2012
	(Unaudited; In thousands, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$117,052	$164,516
Marketable securities	379,290	373,439
Accounts receivable, less allowance for doubtful accounts of $1,474 and $1,446 as of July 1, 2012 and April 1, 2012, respectively	78,784	76,588
Inventories	22,153	19,724
Deferred tax assets	16,510	16,780
Other current assets	35,523	35,842

Total current assets	649,312	686,889
Property and equipment, net	81,787	78,010
Goodwill	110,976	110,976
Purchased intangible assets, net	4,971	5,277
Deferred tax assets	32,190	30,558
Other assets	1,556	1,708

	$880,792	$913,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,441	$34,198
Accrued compensation	20,431	28,326
Accrued taxes	2,362	2,799
Deferred revenue	6,235	6,504
Other current liabilities	15,506	9,390

Total current liabilities	79,975	81,217
Accrued taxes	65,710	64,853
Other liabilities	7,656	7,505

Total liabilities	153,341	153,575

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 211,466,000 and 210,688,000 shares issued as of July 1, 2012 and April 1, 2012, respectively	211	211
Additional paid-in capital	907,762	901,734
Retained earnings	1,635,587	1,617,201
Accumulated other comprehensive income	957	1,033
Treasury stock, at cost: 115,718,000 and 111,911,000 shares as of July 1, 2012 and April 1, 2012, respectively	(1,817,066)	(1,760,336)

Total stockholders’ equity	727,451	759,843

	$880,792	$913,418

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 1, 2012	July 3, 2011
	(Unaudited; In thousands, except per share amounts)

Net revenues	$130,371	$144,481
Cost of revenues	43,313	44,868

Gross profit	87,058	99,613

Operating expenses:
Engineering and development	39,458	34,852
Sales and marketing	18,886	19,721
General and administrative	8,673	9,163

Total operating expenses	67,017	63,736

Operating income	20,041	35,877
Interest and other income, net	1,078	1,048

Income from continuing operations before income taxes	21,119	36,925
Income taxes	2,678	2,729

Income from continuing operations	18,441	34,196
Loss from discontinued operations, net of income taxes	(55)	(1,770)

Net income	$18,386	$32,426

Income from continuing operations per share:
Basic	$0.19	$0.33

Diluted	$0.19	$0.32

Loss from discontinued operations per share:
Basic	$—	$(0.02)

Diluted	$—	$(0.01)

Net income per share:
Basic	$0.19	$0.31

Diluted	$0.19	$0.31

Number of shares used in per share calculations:
Basic	97,405	104,679

Diluted	98,369	105,789

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	July 1, 2012	July 3, 2011
	(Unaudited; In thousands)

Net income	$18,386	$32,426
Other comprehensive income, net of income taxes:
Changes in unrealized gains on marketable securities	142	424
Foreign currency translation adjustments	(218)	43

Total other comprehensive income (loss)	(76)	467

Comprehensive income	$18,310	$32,893

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 1, 2012	July 3, 2011
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$18,386	$32,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,572	8,131
Stock-based compensation	9,277	9,667
Deferred income taxes	(2,254)	3,124
Other non-cash items	809	821
Changes in operating assets and liabilities:
Accounts receivable	(2,224)	(9,101)
Inventories	(2,429)	916
Other assets	(2,240)	(1,854)
Accounts payable	661	539
Accrued compensation	(7,895)	(4,674)
Accrued taxes	3,108	(1,340)
Deferred revenue	(266)	(596)
Other liabilities	5,511	2,254

Net cash provided by operating activities	27,016	40,313

Cash flows from investing activities:
Purchases of available-for-sale securities	(72,440)	(133,619)
Proceeds from sales and maturities of available-for-sale securities	65,799	60,171
Purchases of property and equipment	(9,486)	(8,982)

Net cash used in investing activities	(16,127)	(82,430)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	2,847	7,553
Excess tax benefits from stock-based awards	126	538
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,349)	(5,259)
Purchases of treasury stock	(55,977)	(18,693)

Net cash used in financing activities	(58,353)	(15,861)

Net decrease in cash and cash equivalents	(47,464)	(57,978)
Cash and cash equivalents at beginning of period	164,516	147,780

Cash and cash equivalents at end of period	$117,052	$89,802

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012. The results of operations for the three months ended July 1, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Certain immaterial reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board issued an accounting standards update regarding the presentation of comprehensive income. Presentation of the components of net income, the components of other comprehensive income and total comprehensive income is required in either a single continuous statement of comprehensive income or in two separate consecutive statements. The Company adopted this standard beginning in the first quarter of fiscal 2013 on a retrospective basis, as reflected in the condensed consolidated statements of comprehensive income.

Note 2. Discontinued Operations

On February 29, 2012, the Company completed the sale of the product lines and certain assets associated with its InfiniBand business (the IB Business). The IB Business meets the criteria to be presented as discontinued operations. As a result of this divestiture, the Company’s condensed consolidated financial statements for all periods present the operations of the IB Business as discontinued operations.

Loss from discontinued operations consists of direct revenues and direct expenses of the IB Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the IB Business included in discontinued operations in the condensed consolidated statements of income is as follows:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(In thousands)

Net revenues	$319	$7,141

Loss from operations before income taxes	$(89)	$(3,232)

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
July 1, 2012
U.S. government and agency securities	$130,273	$286	$(28)	$130,531
Corporate debt obligations	170,682	1,014	(116)	171,580
Asset and mortgage-backed securities	48,817	352	(72)	49,097
Municipal bonds	28,053	50	(21)	28,082

	$377,825	$1,702	$(237)	$379,290

April 1, 2012
U.S. government and agency securities	$141,680	$257	$(78)	$141,859
Corporate debt obligations	166,763	1,071	(166)	167,668
Asset and mortgage-backed securities	46,395	272	(73)	46,594
Municipal bonds	16,548	22	(2)	16,568
Other debt securities	750	—	—	750

	$372,136	$1,622	$(319)	$373,439

The amortized cost and estimated fair value of debt securities as of July 1, 2012, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$86,736	$86,765
Due after one year through three years	208,834	209,525
Due after three years through five years	32,593	32,745
Due after five years	49,662	50,255

	$377,825	$379,290

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 1, 2012 and April 1, 2012.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
July 1, 2012
U.S. government and agency securities	$39,355	$(28)	$—	$—	$39,355	$(28)
Corporate debt obligations	57,548	(113)	1,664	(3)	59,212	(116)
Asset and mortgage-backed securities	17,183	(64)	321	(8)	17,504	(72)
Municipal bonds	9,737	(21)	—	—	9,737	(21)

	$123,823	$(226)	$1,985	$(11)	$125,808	$(237)

April 1, 2012
U.S. government and agency securities	$76,239	$(78)	$—	$—	$76,239	$(78)
Corporate debt obligations	66,997	(166)	—	—	66,997	(166)
Asset and mortgage-backed securities	12,996	(69)	139	(4)	13,135	(73)
Municipal bonds	1,978	(2)	—	—	1,978	(2)

	$158,210	$(315)	$139	$(4)	$158,349	$(319)

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 1, 2012 and April 1, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the investment security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of July 1, 2012 and April 1, 2012, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of July 1, 2012 and April 1, 2012 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
July 1, 2012
Cash and cash equivalents	$116,802	$250	$—	$117,052

Marketable securities:
U.S. government and agency securities	130,531	—	—	130,531
Corporate debt obligations	—	171,580	—	171,580
Asset and mortgage-backed securities	—	49,097	—	49,097
Municipal bonds	—	28,082	—	28,082

	130,531	248,759	—	379,290

	$247,333	$249,009	$—	$496,342

April 1, 2012
Cash and cash equivalents	$162,266	$2,250	$—	$164,516

Marketable securities:
U.S. government and agency securities	141,859	—	—	141,859
Corporate debt obligations	—	167,668	—	167,668
Asset and mortgage-backed securities	—	46,594	—	46,594
Municipal bonds	—	16,568	—	16,568
Other debt securities	—	750	—	750

	141,859	231,580	—	373,439

	$304,125	$233,830	$—	$537,955

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

Note 5. Inventories

Components of inventories are as follows:

	July 1, 2012	April 1, 2012
	(In thousands)
Raw materials	$2,946	$3,743
Finished goods	19,207	15,981

	$22,153	$19,724

Note 6. Stock-Based Compensation

During the three months ended July 1, 2012, the Company granted options to purchase 1.2 million shares of common stock and 1.6 million restricted stock units with weighted average grant date fair values of $5.05 and $13.93 per share, respectively. The restricted stock units included 0.2 million restricted stock units with service conditions and either a performance or market condition, which were granted to certain senior executives.

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(In thousands)
Cost of revenues	$770	$741
Engineering and development	4,318	4,396
Sales and marketing	1,965	1,682
General and administrative	2,224	2,371

Total continuing operations	9,277	9,190
Discontinued operations	—	477

	$9,277	$9,667

Note 7. Income Taxes

The Company’s provision for income taxes from continuing operations was $2.7 million for each of the three month periods ended July 1, 2012 and July 3, 2011.

The effective tax rate from continuing operations was 13% and 7% for the three months ended July 1, 2012 and July 3, 2011, respectively. The effective tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States. In addition, the effective tax rate for the three months ended July 3, 2011 was favorably impacted by certain discrete tax-related items, principally the resolution of certain state income tax examinations.

The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Income Per Share

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(In thousands, except per share amounts)

Income from continuing operations	$18,441	$34,196

Shares:
Weighted-average shares outstanding – basic	97,405	104,679
Dilutive potential common shares, using treasury stock method	964	1,110

Weighted-average shares outstanding – diluted	98,369	105,789

Income from continuing operations per share:
Basic	$0.19	$0.33

Diluted	$0.19	$0.32

Stock-based awards, including stock options and restricted stock units, representing 16.5 million and 14.4 million shares of common stock have been excluded from the diluted per share calculations for the three months ended July 1, 2012 and July 3, 2011, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

Our adaptive convergence strategy, or Adaptive Convergence, is to design and supply networking infrastructure connectivity products for server, fabric, and storage to provide optimal flexibility and utility for our customers. Adaptive Convergence embodies multi-protocol functionality within a single product, support for widely used operating systems and virtualization environments, a broad range of hardware platforms, and multiple physical form-factors.

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

Disposition of Business

In February 2012, we completed the sale of the product lines and certain assets associated with our InfiniBand business (the IB Business). As a result of this divestiture, our condensed consolidated statements of income for all periods present the operations of the IB Business as discontinued operations. The following discussion and analysis is based on our continuing operations and excludes any results or discussion of our discontinued operations.

First Quarter Financial Highlights and Other Information

A summary of our financial performance during the first quarter of fiscal 2013 is as follows:

•

Net revenues were $130.4 million in the first quarter of fiscal 2013 compared to $135.1 million in the fourth quarter of fiscal 2012. Revenues from Host Products were $101.1 million for the first quarter of fiscal 2013 compared to $105.6 million in the fourth quarter of fiscal 2012. Revenues from Network Products were $19.5 million for the first quarter of fiscal 2013 compared to $16.4 million in the fourth quarter of fiscal 2012. Revenues from Silicon Products were $9.8 million for the first quarter of fiscal 2013 compared to $13.1 million in the fourth quarter of fiscal 2012.

•	Gross profit as a percentage of net revenues was 66.8% for the first quarter of fiscal 2013 compared to 67.6% in the fourth quarter of fiscal 2012.

•	Operating income as a percentage of net revenues for the first quarter of fiscal 2013 was 15.4% compared to 21.4% in the fourth quarter of fiscal 2012.

•

Income from continuing operations was $18.4 million, or $0.19 per diluted share, in the first quarter of fiscal 2013 compared to $29.5 million, or $0.29 per diluted share, in the fourth quarter of fiscal 2012.

•	Cash, cash equivalents and marketable securities was $496.3 million as of July 1, 2012 compared to $538.0 million as of April 1, 2012.

•	Accounts receivable was $78.8 million as of July 1, 2012 compared to $76.6 million as of April 1, 2012. Days sales outstanding (DSO) in receivables was 55 days as of July 1, 2012.

•	Inventories were $22.2 million as of July 1, 2012 compared to $19.7 million as of April 1, 2012. Our annualized inventory turns were 7.8 turns in the first quarter of fiscal 2013.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(Dollars in millions)
Net revenues:
Host Products	$101.1	$108.9
Network Products	19.5	18.7
Silicon Products	9.8	16.9

	$130.4	$144.5

Percentage of net revenues:
Host Products	77%	75%
Network Products	15	13
Silicon Products	8	12

	100%	100%

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

Our net revenues are derived from the sale of Host Products, Network Products and Silicon Products. Net revenues of $130.4 million for the three months ended July 1, 2012 decreased from $144.5 million for the three months ended July 3, 2011. The decrease in net revenues was primarily the result of a $7.8 million, or 7%, decrease in revenue from Host Products and a $7.1 million, or 42%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was due to a 4% decrease in the quantity of adapters sold and a 3% decrease in the average selling price of these adapters. The decrease in revenue from Silicon Products was primarily due to a 39% decrease in the quantity of chips sold. This percentage decrease was primarily attributable to a spike in revenue from Silicon Products during the three months ended July 3, 2011. Revenue from Silicon Products can vary from quarter to quarter based on the purchasing cycles of our customers.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 86% and 88% of net revenues during the three months ended July 1, 2012 and July 3, 2011, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(In millions)
United States	$58.5	$65.2
Asia-Pacific and Japan	41.2	44.0
Europe, Middle East and Africa	23.4	27.4
Rest of world	7.3	7.9

	$130.4	$144.5

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. No individual country other than the United States and China represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $18.0 million and $17.1 million for the three months ended July 1, 2012 and July 3, 2011, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(Dollars in millions)
Gross profit	$87.1	$99.6
Percentage of net revenues	66.8%	68.9%

Gross profit for the three months ended July 1, 2012 decreased $12.5 million, or 13%, from gross profit for the three months ended July 3, 2011. The gross profit percentage for the three months ended July 1, 2012 was 66.8% compared to 68.9% for the corresponding quarter in the prior year. The decrease in gross profit percentage was primarily due to an unfavorable product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(Dollars in millions)
Operating expenses:
Engineering and development	$39.4	$34.8
Sales and marketing	18.9	19.7
General and administrative	8.7	9.2

	$67.0	$63.7

Percentage of net revenues:
Engineering and development	30.3%	24.1%
Sales and marketing	14.5	13.7
General and administrative	6.6	6.3

	51.4%	44.1%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended July 1, 2012, engineering and development expenses increased to $39.4 million from $34.8 million for the three months ended July 3, 2011. The increase was primarily due to a $2.5 million increase in service and material costs related to new product development and a $1.5 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount related to our planned incremental investments to drive future revenue growth.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended July 1, 2012, sales and marketing expenses decreased to $18.9 million from $19.7 million for the three months ended July 3, 2011. The decrease was primarily due to a decrease in promotional costs, including the costs for certain sales and marketing programs.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $8.7 million for the three months ended July 1, 2012 from $9.2 million for the three months ended July 3, 2011.

Income Taxes

Our provision for income taxes from continuing operations was $2.7 million for each of the three month periods ended July 1, 2012 and July 3, 2011.

Our effective tax rate from continuing operations was 13% and 7% for the three months ended July 1, 2012 and July 3, 2011, respectively. The effective tax rate for the three months ended July 3, 2011 was favorably impacted by certain discrete tax-related items, principally the resolution of certain state income tax examinations.

Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Given the global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions, dispositions, newly-enacted tax legislation, examinations by tax authorities, stock-based compensation and uncertain tax positions.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $496.3 million as of July 1, 2012 from $538.0 million as of April 1, 2012. As of July 1, 2012 and April 1, 2012, our international subsidiaries held $371.4 million and $351.0 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of July 1, 2012 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to reinvest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities decreased to $27.0 million for the three months ended July 1, 2012 from $40.3 million for the three months ended July 3, 2011. Operating cash flow for the three months ended July 1, 2012 consisted of our net income of $18.4 million and net non-cash expenses of $14.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $5.8 million. The changes in operating assets and liabilities included a $7.9 million decrease in accrued compensation, which was primarily due to the timing of payment obligations.

Cash provided by operating activities of $40.3 million for the three months ended July 3, 2011 consisted of our net income of $32.4 million and net non-cash expenses of $21.7 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $13.8 million. The changes in operating assets and liabilities included a $9.1 million increase in accounts receivable and a $4.7 million decrease in accrued compensation. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The decrease in accrued compensation was primarily due to the timing of payment obligations.

Cash used in investing activities was $16.1 million for the three months ended July 1, 2012 and consisted of $6.6 million of net purchases of available-for-sale securities and $9.5 million of purchases of property and equipment. During the three months ended July 3, 2011, cash used in investing activities was $82.4 million and consisted primarily of $73.4 million of net purchases of available-for-sale securities and $9.0 million of purchases of property and equipment.

As our business grows, we expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $58.4 million for the three months ended July 1, 2012 consisted of our purchase of $56.0 million of common stock under our stock repurchase program and $5.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $3.0 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the three months ended July 3, 2011, cash used in financing activities of $15.9 million consisted of our purchase of $18.7 million of common stock under our stock repurchase programs and $5.3 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $8.1 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of July 1, 2012, we had repurchased a total of 115.7 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.82 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $132.9 million as of July 1, 2012.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of July 1, 2012, and their impact on our cash flows in future fiscal years, is as follows:

	2013 (Remaining nine months)	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Operating leases	$6.9	$8.6	$5.5	$1.9	$1.9	$2.1	$26.9
Non-cancelable purchase obligations	39.8	—	—	—	—	—	39.8

Total	$46.7	$8.6	$5.5	$1.9	$1.9	$2.1	$66.7

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $65.7 million as of July 1, 2012. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We perform the annual test for impairment as of the first day of our fourth fiscal quarter.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 1, 2012, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of July 1, 2012 consists of $379.3 million of securities that are classified as available-for-sale. As of July 1, 2012, we had gross unrealized losses associated with our available-for-sale securities of $0.2 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 1, 2012. There was no change in our internal control over financial reporting during our quarter ended July 1, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.    Risk Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended April 1, 2012, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended April 1, 2012.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 86% and 88% of net revenues for the three months ended July 1, 2012 and July 3, 2011, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for over 40% of net revenues during the three months ended July 1, 2012 and July 3, 2011. We are also subject to credit risk associated with the concentration of our accounts receivable.

A significant portion of the products we sell are incorporated into servers manufactured by our major customers. If server sales by our major customers are adversely affected by the IT spending environment or server market factors, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, the loss of any of our major third-party contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenues and potential harm to our competitive position and relationships with customers.

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

International revenues accounted for 55% of our net revenues for each of the three month periods ended July 1, 2012 and July 3, 2011. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of July 1, 2012, our international subsidiaries held $371.4 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of July 1, 2012, we held short-term marketable securities totaling $379.3 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2013 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
April 2, 2012 – April 29, 2012	843,600	$16.89	843,600	$175,415,000
April 30, 2012 – May 27, 2012	1,224,300	$15.11	1,224,300	$156,916,000
May 28, 2012 – July 1, 2012	1,739,500	$13.79	1,739,500	$132,932,000

	3,807,400	$14.90	3,807,400	$132,932,000

Item 6.    Exhibits

Exhibits

Exhibit No.

10.1	Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan Amended and Restated Effective June 4, 2012.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Jean Hu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 2, 2012

EXHIBIT INDEX

Exhibit No.

10.1	Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan Amended and Restated Effective June 4, 2012.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.