Form 10-Q
period 2012-09-30
QLOGIC CORP
filed 2012-11-01
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 92,722,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	April 1, 2012
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$103,465	$164,516
Marketable securities	380,951	373,439
Accounts receivable, less allowance for doubtful accounts of $1,337 and $1,446 as of September 30, 2012 and April 1, 2012, respectively	72,948	76,588
Inventories	21,788	19,724
Deferred tax assets	15,034	16,780
Other current assets	26,111	35,842

Total current assets	620,297	686,889
Property and equipment, net	86,409	78,010
Goodwill	110,976	110,976
Purchased intangible assets, net	4,665	5,277
Deferred tax assets	34,391	30,558
Other assets	1,610	1,708

	$858,348	$913,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,736	$34,198
Accrued compensation	21,056	28,326
Accrued taxes	2,379	2,799
Deferred revenue	5,626	6,504
Other current liabilities	11,977	9,390

Total current liabilities	76,774	81,217
Accrued taxes	66,546	64,853
Other liabilities	6,330	7,505

Total liabilities	149,650	153,575

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 211,712,000 and 210,688,000 shares issued as of September 30, 2012 and April 1, 2012, respectively	212	211
Additional paid-in capital	916,336	901,734
Retained earnings	1,647,461	1,617,201
Accumulated other comprehensive income	2,268	1,033
Treasury stock, at cost: 118,990,000 and 111,911,000 shares as of September 30, 2012 and April 1, 2012, respectively	(1,857,579)	(1,760,336)

Total stockholders’ equity	708,698	759,843

	$858,348	$913,418

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited; In thousands, except per share amounts)

Net revenues	$117,867	$136,275	$248,238	$280,756
Cost of revenues	38,980	43,345	82,293	88,213

Gross profit	78,887	92,930	165,945	192,543

Operating expenses:
Engineering and development	38,024	35,065	77,482	69,917
Sales and marketing	19,739	18,509	38,625	38,230
General and administrative	8,139	8,854	16,812	18,017

Total operating expenses	65,902	62,428	132,919	126,164

Operating income	12,985	30,502	33,026	66,379
Interest and other income, net	954	1,080	2,032	2,128

Income from continuing operations before income taxes	13,939	31,582	35,058	68,507
Income taxes	2,159	5,075	4,837	7,804

Income from continuing operations	11,780	26,507	30,221	60,703
Income from discontinued operations, net of income taxes	94	2,147	39	377

Net income	$11,874	$28,654	$30,260	$61,080

Income from continuing operations per share:
Basic	$0.13	$0.26	$0.32	$0.58

Diluted	$0.13	$0.26	$0.31	$0.58

Income from discontinued operations per share:
Basic	$—	$0.02	$—	$0.01

Diluted	$—	$0.02	$—	$—

Net income per share:
Basic	$0.13	$0.28	$0.32	$0.59

Diluted	$0.13	$0.28	$0.31	$0.58

Number of shares used in per share calculations:
Basic	93,762	103,273	95,584	103,976

Diluted	93,949	103,562	96,159	104,676

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Unaudited; In thousands)

Net income	$11,874	$28,654	$30,260	$61,080
Other comprehensive income, net of income taxes:
Changes in unrealized gains on marketable securities	1,019	(799)	1,161	(375)
Foreign currency translation adjustments	292	(201)	74	(158)

Total other comprehensive income (loss)	1,311	(1,000)	1,235	(533)

Comprehensive income	$13,185	$27,654	$31,495	$60,547

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30, 2012	October 2, 2011
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$30,260	$61,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,524	16,359
Stock-based compensation	16,322	17,687
Deferred income taxes	(3,493)	509
Other non-cash items	2,094	1,524
Changes in operating assets and liabilities:
Accounts receivable	3,749	(16,625)
Inventories	(2,064)	3,423
Other assets	(2,223)	(652)
Accounts payable	2,222	2,137
Accrued compensation	(7,270)	(3,636)
Accrued taxes, net	12,908	156
Deferred revenue	(884)	(1,453)
Other liabilities	3,663	1,310

Net cash provided by operating activities	68,808	81,819

Cash flows from investing activities:
Purchases of available-for-sale securities	(137,446)	(242,274)
Proceeds from sales and maturities of available-for-sale securities	129,587	160,542
Purchases of property and equipment	(22,029)	(18,202)

Net cash used in investing activities	(29,888)	(99,934)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	4,894	9,959
Excess tax benefits from stock-based awards	128	539
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,505)	(5,363)
Purchases of treasury stock	(99,488)	(60,146)

Net cash used in financing activities	(99,971)	(55,011)

Net decrease in cash and cash equivalents	(61,051)	(73,126)
Cash and cash equivalents at beginning of period	164,516	147,780

Cash and cash equivalents at end of period	$103,465	$74,654

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012. The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

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

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Net revenues	$102	$13,905	$421	$21,046

Income (loss) from operations before income taxes	$153	$1,415	$64	$(1,817)

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2012
U.S. government and agency securities	$129,704	$435	$(1)	$130,138
Corporate debt obligations	166,963	1,646	(19)	168,590
Mortgage-backed securities	51,670	528	(68)	52,130
Municipal bonds	29,979	119	(5)	30,093

	$378,316	$2,728	$(93)	$380,951

April 1, 2012
U.S. government and agency securities	$141,680	$257	$(78)	$141,859
Corporate debt obligations	166,763	1,071	(166)	167,668
Asset and mortgage-backed securities	46,395	272	(73)	46,594
Municipal bonds	16,548	22	(2)	16,568
Other debt securities	750	—	—	750

	$372,136	$1,622	$(319)	$373,439

The amortized cost and estimated fair value of debt securities as of September 30, 2012, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$79,382	$79,461
Due after one year through three years	209,185	210,535
Due after three years through five years	42,618	43,016
Due after five years	47,131	47,939

	$378,316	$380,951

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and April 1, 2012.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2012
U.S. government and agency securities	$3,229	$(1)	$—	$—	$3,229	$(1)
Corporate debt obligations	18,414	(19)	—	—	18,414	(19)
Mortgage-backed securities	11,371	(63)	393	(5)	11,764	(68)
Municipal bonds	2,833	(5)	—	—	2,833	(5)

	$35,847	$(88)	$393	$(5)	$36,240	$(93)

April 1, 2012
U.S. government and agency securities	$76,239	$(78)	$—	$—	$76,239	$(78)
Corporate debt obligations	66,997	(166)	—	—	66,997	(166)
Asset and mortgage-backed securities	12,996	(69)	139	(4)	13,135	(73)
Municipal bonds	1,978	(2)	—	—	1,978	(2)

	$158,210	$(315)	$139	$(4)	$158,349	$(319)

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2012 and April 1, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 30, 2012 and April 1, 2012, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of September 30, 2012 and April 1, 2012 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2012
Cash and cash equivalents	$103,045	$420	$—	$103,465

Marketable securities:
U.S. government and agency securities	130,138	—	—	130,138
Corporate debt obligations	—	168,590	—	168,590
Mortgage-backed securities	—	52,130	—	52,130
Municipal bonds	—	30,093	—	30,093

	130,138	250,813	—	380,951

	$233,183	$251,233	$—	$484,416

April 1, 2012
Cash and cash equivalents	$162,266	$2,250	$—	$164,516

Marketable securities:
U.S. government and agency securities	141,859	—	—	141,859
Corporate debt obligations	—	167,668	—	167,668
Asset and mortgage-backed securities	—	46,594	—	46,594
Municipal bonds	—	16,568	—	16,568
Other debt securities	—	750	—	750

	141,859	231,580	—	373,439

	$304,125	$233,830	$—	$537,955

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

Note 5. Inventories

Components of inventories are as follows:

	September 30, 2012	April 1, 2012
	(In thousands)
Raw materials	$2,134	$3,743
Finished goods	19,654	15,981

	$21,788	$19,724

Note 6. Stock-Based Compensation

During the six months ended September 30, 2012, the Company granted options to purchase 1.3 million shares of common stock and 1.8 million restricted stock units with weighted average grant date fair values of $5.00 and $13.78 per share, respectively. The restricted stock units included 0.2 million restricted stock units with service conditions and either a performance or market condition, which were granted to certain senior executives.

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Cost of revenues	$540	$593	$1,310	$1,334
Engineering and development	3,096	3,296	7,414	7,692
Sales and marketing	1,633	1,701	3,598	3,383
General and administrative	1,776	1,949	4,000	4,320

Total continuing operations	7,045	7,539	16,322	16,729
Discontinued operations	—	481	—	958

	$7,045	$8,020	$16,322	$17,687

Note 7. Income Taxes

The Company’s provision for income taxes from continuing operations was $2.2 million and $4.8 million for the three and six months ended September 30, 2012, respectively, and $5.1 million and $7.8 million for the three and six months ended October 2, 2011, respectively.

The effective tax rate from continuing operations was 14% and 11% for the six months ended September 30, 2012 and October 2, 2011, respectively. The effective tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States. In addition, the effective tax rate for the six months ended October 2, 2011 was favorably impacted by certain discrete tax-related items, principally the resolution of certain state income tax examinations.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

Note 8. Income Per Share

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per share amounts)
Income from continuing operations	$11,780	$26,507	$30,221	$60,703

Shares:
Weighted-average shares outstanding — basic	93,762	103,273	95,584	103,976
Dilutive potential common shares, using treasury stock method	187	289	575	700

Weighted-average shares outstanding — diluted	93,949	103,562	96,159	104,676

Income from continuing operations per share:
Basic	$0.13	$0.26	$0.32	$0.58

Diluted	$0.13	$0.26	$0.31	$0.58

Stock-based awards, including stock options and restricted stock units, representing 20.0 million and 18.2 million shares of common stock have been excluded from the diluted per share calculations for the three and six months ended September 30, 2012, and 21.0 million and 17.7 million shares of common stock have been excluded from the diluted per share calculations for the three and six months ended October 2, 2011, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

Our adaptive convergence strategy, which we call Adaptive Convergence, is to design and supply networking infrastructure connectivity products for server, fabric, and storage to provide optimal flexibility and utility for our customers. Adaptive Convergence embodies multi-protocol functionality within a single product, support for widely used operating systems and virtualization environments, a broad range of hardware platforms, and multiple physical form-factors.

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

Second Quarter Financial Highlights and Other Information

A summary of our financial performance during the second quarter of fiscal 2013 is as follows:

•

Net revenues were $117.9 million in the second quarter of fiscal 2013 compared to $130.4 million in the first quarter of fiscal 2013. Revenues from Host Products were $89.6 million for the second quarter of fiscal 2013 compared to $101.1 million in the first quarter of fiscal 2013. Revenues from Network Products were $17.6 million for the second quarter of fiscal 2013 compared to $19.5 million in the first quarter of fiscal 2013. Revenues from Silicon Products were $10.7 million for the second quarter of fiscal 2013 compared to $9.8 million in the first quarter of fiscal 2013.

•	Gross profit as a percentage of net revenues for the second quarter of fiscal 2013 was 66.9% compared to 66.8% in the first quarter of fiscal 2013.

•	Operating income as a percentage of net revenues for the second quarter of fiscal 2013 was 11.0% compared to 15.4% in the first quarter of fiscal 2013.

•

Income from continuing operations was $11.8 million, or $0.13 per diluted share, in the second quarter of fiscal 2013 compared to $18.4 million, or $0.19 per diluted share, in the first quarter of fiscal 2013.

•	Cash, cash equivalents and marketable securities was $484.4 million as of September 30, 2012 compared to $496.3 million as of July 1, 2012.

•	Accounts receivable was $72.9 million as of September 30, 2012 compared to $78.8 million as of July 1, 2012. Days sales outstanding (DSO) in receivables was 56 days as of September 30, 2012.

•	Inventories were $21.8 million as of September 30, 2012 compared to $22.2 million as of July 1, 2012. Our annualized inventory turns were 7.2 turns in the second quarter of fiscal 2013.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Dollars in millions)
Net revenues:
Host Products	$89.6	$103.4	$190.6	$212.4
Network Products	17.6	19.0	37.1	37.7
Silicon Products	10.7	13.9	20.5	30.7

	$117.9	$136.3	$248.2	$280.8

Percentage of net revenues:
Host Products	76%	76%	77%	76%
Network Products	15	14	15	13
Silicon Products	9	10	8	11

	100%	100%	100%	100%

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

The United States and other countries around the world have experienced, and may continue to experience, economic weakness and uncertainty. Economic uncertainty has adversely affected, and in the future may adversely affect, information technology spending rates, which has negatively impacted our revenue and operating results. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

Our net revenues are derived from the sale of Host Products, Network Products and Silicon Products. Net revenues of $117.9 million for the three months ended September 30, 2012 decreased from $136.3 million for the three months ended October 2, 2011. The decrease in net revenues was primarily the result of a $13.8 million, or 13%, decrease in revenue from Host Products and a $3.2 million, or 23%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a decrease in the quantity of adapters sold. The decrease in revenue from Silicon Products was primarily due to a decrease in the quantity of chips sold. Revenue from Silicon Products can vary from quarter to quarter based on the purchasing cycles of our customers for these long-lead time products.

Net revenues of $248.2 million for the six months ended September 30, 2012 decreased from $280.8 million for the six months ended October 2, 2011. The decrease in net revenues was primarily the result of a $21.8 million, or 10%, decrease in revenue from Host Products and a $10.2 million, or 33%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a decrease in the quantity of adapters sold. The decrease in revenue from Silicon Products was primarily due to a decrease in the quantity of chips sold. This decline in revenue from Silicon Products was impacted by a spike in the quantity of chips sold during the three months ended July 3, 2011, which increased this revenue for the six months ended October 2, 2011.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83% and 87% of net revenues during the six months ended September 30, 2012 and October 2, 2011, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In millions)
United States	$49.7	$57.9	$108.3	$123.2
Asia-Pacific and Japan	40.5	44.2	81.6	88.2
Europe, Middle East and Africa	22.6	28.0	46.0	55.3
Rest of world	5.1	6.2	12.3	14.1

	$117.9	$136.3	$248.2	$280.8

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $15.9 million and $33.9 million for the three and six months ended September 30, 2012, respectively, and $17.9 million and $35.1 million for the three and six months ended October 2, 2011, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Dollars in millions)
Gross profit	$78.9	$92.9	$165.9	$192.5
Percentage of net revenues	66.9%	68.2%	66.8%	68.6%

Gross profit for the three months ended September 30, 2012 decreased $14.0 million, or 15%, from gross profit for the three months ended October 2, 2011. The gross profit percentage for the three months ended September 30, 2012 was 66.9% compared to 68.2% for the corresponding quarter in the prior year. The decrease in gross profit percentage was primarily due to an unfavorable product mix.

Gross profit for the six months ended September 30, 2012 decreased $26.6 million, or 14%, from gross profit for the six months ended October 2, 2011. The gross profit percentage for the six months ended September 30, 2012 was 66.8% compared to 68.6% for the corresponding quarter in the prior year. The decrease in gross profit percentage was primarily due to an unfavorable product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(Dollars in millions)
Operating expenses:
Engineering and development	$38.0	$35.1	$77.5	$69.9
Sales and marketing	19.8	18.5	38.6	38.3
General and administrative	8.1	8.8	16.8	18.0

	$65.9	$62.4	$132.9	$126.2

Percentage of net revenues:
Engineering and development	32.3%	25.7%	31.2%	24.9%
Sales and marketing	16.7	13.6	15.5	13.6
General and administrative	6.9	6.5	6.8	6.4

	55.9%	45.8%	53.5%	44.9%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended September 30, 2012, engineering and development expenses increased to $38.0 million from $35.1 million for the three months ended October 2, 2011. The increase was primarily due to a $2.1 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount related to our planned incremental investments to drive future revenue growth, and a $0.7 million increase in service and material costs related to new product development.

During the six months ended September 30, 2012, engineering and development expenses increased to $77.5 million from $69.9 million for the six months ended October 2, 2011. The increase was primarily due to a $3.6 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount related to our planned incremental investments to drive future revenue growth, and a $3.2 million increase in service and material costs related to new product development.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended September 30, 2012, sales and marketing expenses increased to $19.8 million from $18.5 million for the three months ended October 2, 2011. The increase was primarily due to a $0.9 million increase in cash compensation and related employee benefit costs and a $0.7 million increase in promotional costs primarily due to product samples associated with increased new design-win opportunities and qualifications.

During the six months ended September 30, 2012, sales and marketing expenses increased to $38.6 million from $38.3 million for the six months ended October 2, 2011.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $8.1 million for the three months ended September 30, 2012 from $8.8 million for the three months ended October 2, 2011.

General and administrative expenses decreased to $16.8 million for the six months ended September 30, 2012 from $18.0 million for the six months ended October 2, 2011. The decrease was primarily due to a $0.6 million decrease in cash compensation and related employee benefit costs.

Income Taxes

Our provision for income taxes from continuing operations was $2.2 million and $4.8 million for the three and six months ended September 30, 2012, respectively, and $5.1 million and $7.8 million for the three and six months ended October 2, 2011.

Our effective tax rate from continuing operations was 14% and 11% for the six months ended September 30, 2012 and October 2, 2011, respectively. The effective tax rate for the six months ended October 2, 2011 was favorably impacted by certain discrete tax-related items, principally the resolution of certain state income tax examinations.

Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Given the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions, dispositions, newly-enacted tax legislation, examinations by tax authorities, stock-based compensation and uncertain tax positions.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $484.4 million as of September 30, 2012 from $538.0 million as of April 1, 2012. As of September 30, 2012 and April 1, 2012, our international subsidiaries held $382.1 million and $351.0 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of September 30, 2012 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to reinvest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities decreased to $68.8 million for the six months ended September 30, 2012 from $81.8 million for the six months ended October 2, 2011. Operating cash flow for the six months ended September 30, 2012 consisted of our net income of $30.3 million, net non-cash expenses of $28.4 million and net cash provided as a result of changes in operating assets and liabilities of $10.1 million. The changes in operating assets and liabilities included a $12.9 million increase in accrued taxes, net, and a $3.7 million decrease in accounts receivable, partially offset by a $7.3 million decrease in accrued compensation. The increase in accrued taxes, net, is primarily due to a tax refund received during the period. The decrease in accounts receivable was primarily due to the timing of cash collections and a decrease in net revenues. The decrease in accrued compensation was primarily due to the timing of payment obligations.

Cash provided by operating activities of $81.8 million for the six months ended October 2, 2011 consisted of our net income of $61.1 million and net non-cash expenses of $36.1 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $15.4 million. The changes in operating assets and liabilities included a $16.6 million increase in accounts receivable and a $3.6 million decrease in accrued compensation, partially offset by a $3.4 million decrease in inventories. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues. The decrease in accrued compensation was primarily due to the timing of payment obligations. The decrease in inventories was due to the utilization of certain silicon chips purchased in fiscal 2011.

Cash used in investing activities was $29.9 million for the six months ended September 30, 2012 and consisted of $7.9 million of net purchases of available-for-sale securities and $22.0 million of purchases of property and equipment. During the six months ended October 2, 2011, cash used in investing activities was $99.9 million and consisted primarily of $81.7 million of net purchases of available-for-sale securities and $18.2 million of purchases of property and equipment.

We expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $100.0 million for the six months ended September 30, 2012 consisted of our purchase of $99.5 million of common stock under our stock repurchase program and $5.5 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $5.0 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the six months ended October 2, 2011, cash used in financing activities of $55.0 million consisted of our purchase of $60.1 million of common stock under our stock repurchase program and $5.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $10.5 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of September 30, 2012, we had repurchased a total of 119.0 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.86 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $92.4 million as of September 30, 2012.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 30, 2012, and their impact on our cash flows in future fiscal years, is as follows:

	2013 (Remaining six months)	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Operating leases	$4.6	$8.8	$5.6	$1.9	$1.9	$2.1	$24.9
Non-cancelable purchase obligations	30.2	0.1	—	—	—	—	30.3

Total	$34.8	$8.9	$5.6	$1.9	$1.9	$2.1	$55.2

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $66.5 million as of September 30, 2012. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Available-for-sale securities are recorded at fair value based on quoted market prices or other observable inputs. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2012, the carrying value of our cash and cash equivalents approximates fair value.

We maintain a portfolio of marketable securities consisting primarily of U.S. government and agency securities, corporate debt obligations, mortgage-backed securities and municipal bonds, the majority of which have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term expected duration of our portfolio of marketable securities, we do not believe that we are subject to material interest rate risk.

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of September 30, 2012 consists of $381.0 million of securities that are classified as available-for-sale. As of September 30, 2012, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012. There was no change in our internal control over financial reporting during our quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A. Risk Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended April 1, 2012, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended April 1, 2012.

Our operating results have been, are being, and may in the future be, adversely affected by unfavorable economic conditions.

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty, including unfavorable economic conditions resulting from the ongoing debt crisis in certain countries in the European Union. Economic uncertainty is adversely affecting, and in the future may adversely affect, information technology, or IT, spending rates. For example, certain of our large customers are reporting significant weakness in particular markets and geographies. Reductions in IT spending rates have resulted in reduced sales volumes, and could result in lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, all of which could negatively impact our results of operations.

As a result of worldwide economic uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected.

Our operating results may fluctuate in future periods, which could cause our stock price to decline.

We have experienced, are currently experiencing, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. In addition, there can be no assurance that we will maintain our current gross margins or profitability in the future. A significant portion of our net revenues in each fiscal quarter results from orders booked in that quarter. Orders placed by major customers are typically based on their forecasted sales and inventory levels for our products.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83% and 87% of net revenues for the six months ended September 30, 2012 and October 2, 2011, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for over 40% of net revenues during the six months ended September 30, 2012 and October 2, 2011. We are also subject to credit risk associated with the concentration of our accounts receivable.

A significant portion of the products we sell are incorporated into servers manufactured by our major customers. Certain of our large customers are reporting weakness in this market. If server sales by our major customers continue to be adversely affected by the IT spending environment or server market factors, demand for our products could decrease further, which could have a material adverse effect on our business, financial condition or results of operations.

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

International revenues accounted for 56% of our net revenues for each of the six month periods ended September 30, 2012 and October 2, 2011. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of September 30, 2012, our international subsidiaries held $382.1 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of September 30, 2012, we held short-term marketable securities totaling $381.0 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Changes in and compliance with regulations could materially adversely affect us.

Our business, results of operations or financial condition could be materially adversely affected if laws, regulations or standards relating to us or our products are newly implemented or changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the U.S. Securities and Exchange Commission to adopt additional rules and regulations in these areas. The U.S. Securities and Exchange Commission has also finalized new disclosure requirements relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. These new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2013 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
July 2, 2012 – July 29, 2012	1,486,800	$12.79	1,486,800	$113,915,000
July 30, 2012 – August 26, 2012	1,222,800	$11.86	1,222,800	$99,419,000
August 27, 2012 – September 30, 2012	562,150	$12.45	562,150	$92,419,000

	3,271,750	$12.38	3,271,750	$92,419,000

Item 6. Exhibits

    Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 1, 2012

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