Form 10-Q
period 2012-12-30
QLOGIC CORP
filed 2013-01-31
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

As of January 25, 2013, 90,901,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2012	April 1, 2012
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$99,856	$164,516
Marketable securities	395,327	373,439
Accounts receivable, less allowance for doubtful accounts of $1,355 and $1,446 as of December 30, 2012 and April 1, 2012, respectively	69,499	76,588
Inventories	23,035	19,724
Deferred tax assets	13,838	16,780
Other current assets	23,006	35,842

Total current assets	624,561	686,889
Property and equipment, net	88,393	78,010
Goodwill	110,976	110,976
Purchased intangible assets, net	4,360	5,277
Deferred tax assets	35,655	30,558
Other assets	1,553	1,708

	$865,498	$913,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,547	$34,198
Accrued compensation	25,941	28,326
Accrued taxes	2,452	2,799
Deferred revenue	5,711	6,504
Other current liabilities	11,080	9,390

Total current liabilities	75,731	81,217
Accrued taxes	66,953	64,853
Other liabilities	6,284	7,505

Total liabilities	148,968	153,575

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 211,931,000 and 210,688,000 shares issued as of December 30, 2012 and April 1, 2012, respectively	212	211
Additional paid-in capital	924,604	901,734
Retained earnings	1,660,702	1,617,201
Accumulated other comprehensive income	1,883	1,033
Treasury stock, at cost: 120,429,000 and 111,911,000 shares as of December 30, 2012 and April 1, 2012, respectively	(1,870,871)	(1,760,336)

Total stockholders’ equity	716,530	759,843

	$865,498	$913,418

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(Unaudited; In thousands, except per share amounts)
Net revenues	$119,386	$142,779	$367,624	$423,535
Cost of revenues	39,089	45,766	121,382	133,979

Gross profit	80,297	97,013	246,242	289,556

Operating expenses:
Engineering and development	38,409	34,229	115,891	104,146
Sales and marketing	19,325	19,858	57,950	58,088
General and administrative	8,139	8,803	24,951	26,820

Total operating expenses	65,873	62,890	198,792	189,054

Operating income	14,424	34,123	47,450	100,502
Interest and other income, net	903	798	2,935	2,926

Income from continuing operations before income taxes	15,327	34,921	50,385	103,428
Income taxes	1,622	5,700	6,459	13,504

Income from continuing operations	13,705	29,221	43,926	89,924
Income (loss) from discontinued operations, net of income taxes	(464)	804	(425)	1,181

Net income	$13,241	$30,025	$43,501	$91,105

Income from continuing operations per share:
Basic	$0.15	$0.29	$0.46	$0.88

Diluted	$0.15	$0.29	$0.46	$0.87

Income (loss) from discontinued operations per share:
Basic	$(0.01)	$0.01	$—	$0.01

Diluted	$(0.01)	$0.01	$—	$0.01

Net income per share:
Basic	$0.14	$0.30	$0.46	$0.89

Diluted	$0.14	$0.30	$0.46	$0.88

Number of shares used in per share calculations:
Basic	92,386	100,135	94,518	102,696

Diluted	92,570	100,668	94,963	103,340

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(Unaudited; In thousands)
Net income	$13,241	$30,025	$43,501	$91,105
Other comprehensive income, net of income taxes:
Changes in unrealized gains on marketable securities	(314)	276	847	(99)
Foreign currency translation adjustments	(71)	(58)	3	(216)

Total other comprehensive income (loss)	(385)	218	850	(315)

Comprehensive income	$12,856	$30,243	$44,351	$90,790

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 30, 2012	January 1, 2012
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$43,501	$91,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,071	24,514
Stock-based compensation	23,295	25,787
Deferred income taxes	(3,810)	(4,334)
Other non-cash items	3,138	5,082
Changes in operating assets and liabilities:
Accounts receivable	7,179	(12,244)
Inventories	(3,311)	(36)
Other assets	113	119
Accounts payable	(2,499)	(2,333)
Accrued compensation	(2,385)	2,382
Accrued taxes, net	14,367	4,531
Deferred revenue	(625)	(1,412)
Other liabilities	1,495	936

Net cash provided by operating activities	101,529	134,097

Cash flows from investing activities:
Purchases of available-for-sale securities	(228,202)	(336,005)
Proceeds from sales and maturities of available-for-sale securities	204,325	247,928
Purchases of property and equipment	(31,728)	(23,480)

Net cash used in investing activities	(55,605)	(111,557)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	6,571	12,674
Excess tax benefits from stock-based awards	129	529
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,555)	(5,425)
Purchases of treasury stock	(111,729)	(103,900)

Net cash used in financing activities	(110,584)	(96,122)

Net decrease in cash and cash equivalents	(64,660)	(73,582)
Cash and cash equivalents at beginning of period	164,516	147,780

Cash and cash equivalents at end of period	$99,856	$74,198

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012. The results of operations for the three and nine months ended December 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, investment securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

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

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands)
Net revenues	$—	$9,882	$421	$30,928

Income (loss) from operations before income taxes	$(754)	$(717)	$(690)	$(2,534)

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 30, 2012
U.S. government and agency securities	$133,208	$351	$(2)	$133,557
Corporate debt obligations	176,796	1,424	(47)	178,173
Mortgage-backed securities	50,879	470	(66)	51,283
Municipal bonds	31,607	112	(7)	31,712
Other debt securities	600	2	—	602

	$393,090	$2,359	$(122)	$395,327

April 1, 2012
U.S. government and agency securities	$141,680	$257	$(78)	$141,859
Corporate debt obligations	166,763	1,071	(166)	167,668
Asset and mortgage-backed securities	46,395	272	(73)	46,594
Municipal bonds	16,548	22	(2)	16,568
Other debt securities	750	—	—	750

	$372,136	$1,622	$(319)	$373,439

The amortized cost and estimated fair value of debt securities as of December 30, 2012, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$76,204	$76,264
Due after one year through three years	224,605	225,793
Due after three years through five years	45,600	45,823
Due after five years	46,681	47,447

	$393,090	$395,327

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 30, 2012 and April 1, 2012.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 30, 2012
U.S. government and agency securities	$5,589	$(2)	$—	$—	$5,589	$(2)
Corporate debt obligations	37,537	(47)	—	—	37,537	(47)
Mortgage-backed securities	12,709	(63)	158	(3)	12,867	(66)
Municipal bonds	6,512	(7)	—	—	6,512	(7)

	$62,347	$(119)	$158	$(3)	$62,505	$(122)

April 1, 2012
U.S. government and agency securities	$76,239	$(78)	$—	$—	$76,239	$(78)
Corporate debt obligations	66,997	(166)	—	—	66,997	(166)
Asset and mortgage-backed securities	12,996	(69)	139	(4)	13,135	(73)
Municipal bonds	1,978	(2)	—	—	1,978	(2)

	$158,210	$(315)	$139	$(4)	$158,349	$(319)

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2012 and April 1, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 30, 2012 and April 1, 2012, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of December 30, 2012 and April 1, 2012 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 30, 2012
Cash and cash equivalents	$99,087	$769	$—	$99,856

Marketable securities:
U.S. government and agency securities	133,557	—	—	133,557
Corporate debt obligations	—	178,173	—	178,173
Mortgage-backed securities	—	51,283	—	51,283
Municipal bonds	—	31,712	—	31,712
Other debt securities	—	602	—	602

	133,557	261,770	—	395,327

	$232,644	$262,539	$—	$495,183

April 1, 2012
Cash and cash equivalents	$162,266	$2,250	$—	$164,516

Marketable securities:
U.S. government and agency securities	141,859	—	—	141,859
Corporate debt obligations	—	167,668	—	167,668
Asset and mortgage-backed securities	—	46,594	—	46,594
Municipal bonds	—	16,568	—	16,568
Other debt securities	—	750	—	750

	141,859	231,580	—	373,439

	$304,125	$233,830	$—	$537,955

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments classified within Level 2 were primarily valued based on valuations obtained from a third-party pricing service. To estimate fair value, the pricing service utilizes industry-standard valuation models, including both income and market-based approaches for which all significant inputs are observable either directly or indirectly. The Company obtained documentation from the pricing service as to the methodology and summary of inputs used for the various types of securities. The pricing service maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. These observable inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. The Company compares valuation information from the pricing service with other pricing sources to validate the reasonableness of the valuations.

Note 5. Inventories

Components of inventories are as follows:

	December 30, 2012	April 1, 2012
	(In thousands)
Raw materials	$2,320	$3,743
Finished goods	20,715	15,981

	$23,035	$19,724

Note 6. Stock-Based Compensation

During the nine months ended December 30, 2012, the Company granted options to purchase 1.4 million shares of common stock and 1.8 million restricted stock units with weighted average grant date fair values of $4.98 and $13.68 per share, respectively. The restricted stock units included 0.2 million restricted stock units with service conditions and either a performance or market condition, which were granted to certain senior executives.

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands)
Cost of revenues	$529	$590	$1,839	$1,924
Engineering and development	3,030	3,256	10,444	10,948
Sales and marketing	1,619	1,783	5,217	5,166
General and administrative	1,795	1,991	5,795	6,311

Total continuing operations	6,973	7,620	23,295	24,349
Discontinued operations	—	480	—	1,438

	$6,973	$8,100	$23,295	$25,787

Note 7. Income Taxes

The Company’s provision for income taxes from continuing operations was $1.6 million and $6.5 million for the three and nine months ended December 30, 2012, respectively, and $5.7 million and $13.5 million for the three and nine months ended January 1, 2012, respectively.

The effective tax rate from continuing operations was 13% for each of the nine-month periods ended December 30, 2012 and January 1, 2012. The effective tax rate is based upon the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

On January 2, 2013, the federal research tax credit was retroactively reinstated as part of the American Taxpayer Relief Act of 2012. The Company expects to record an income tax benefit of approximately $6 million in the fourth quarter of fiscal 2013 as a result of the retroactive reinstatement of this tax credit.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2012, the Company has a deferred tax asset, net of federal benefit, of $10.1 million related to state research tax credits. These state tax credits have no expiration date and may be carried forward indefinitely. The determination of whether it is more likely than not that the Company will realize the full benefit of its deferred tax assets, including the deferred tax asset related to the state research tax credits, requires significant judgment and estimates. These estimates may include projections of future taxable income by tax jurisdiction and the amount of tax credits to be generated in future periods. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If the Company’s actual results, or estimates used in future analyses related to deferred tax assets, are less favorable than current estimates, or the Company concludes it expects to generate more state research tax credits than it can utilize for the indefinite future, a valuation allowance may be required related to this deferred tax asset with a corresponding adjustment to earnings in the period in which such determination is made. As of December 30, 2012, based upon the Company’s estimates, management believes it is more likely than not that the Company will realize the full benefit of the existing deferred tax asset related to these state research tax credits and accordingly has not recorded a valuation allowance.

The Company’s federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

Note 8. Income Per Share

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In thousands, except per share amounts)
Income from continuing operations	$13,705	$29,221	$43,926	$89,924

Shares:
Weighted-average shares outstanding — basic	92,386	100,135	94,518	102,696
Dilutive potential common shares, using treasury stock method	184	533	445	644

Weighted-average shares outstanding — diluted	92,570	100,668	94,963	103,340

Income from continuing operations per share:
Basic	$0.15	$0.29	$0.46	$0.88

Diluted	$0.15	$0.29	$0.46	$0.87

Stock-based awards, including stock options and restricted stock units, representing 20.3 million and 18.9 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended December 30, 2012, and 19.2 million and 18.2 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended January 1, 2012, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist primarily of Fibre Channel adapters, FCoE converged network adapters, and 10Gb Ethernet adapters. Network Products consist of blade, edge and high-port count modular-chassis Fibre Channel switches, Fibre Channel virtualized pass-through modules, universal access point switches, Enhanced Ethernet pass-through modules and storage routers. Silicon Products consist of Fibre Channel controllers, iSCSI controllers, converged network controllers, Ethernet controllers, converged switch controllers, and converged LAN on Motherboard, or cLOM, controllers.

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

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by small, medium and large enterprises with critical business data requirements. These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei Technology Co. Ltd., Inspur Worldwide Services Ltd., International Business Machines Corporation, NetApp, Inc. and Oracle Corporation.

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

Third Quarter Financial Highlights and Other Information

A summary of our financial performance during the third quarter of fiscal 2013 is as follows:

•

Net revenues increased to $119.4 million in the third quarter of fiscal 2013 from $117.9 million in the second quarter of fiscal 2013. Revenues from Host Products increased to $89.8 million in the third quarter of fiscal 2013 from $89.6 million in the second quarter of fiscal 2013. Revenues from Network Products were $20.0 million for the third quarter of fiscal 2013 and increased sequentially by $2.4 million from the second quarter of fiscal 2013. Revenues from Silicon Products were $9.6 million for the third quarter of fiscal 2013 compared to $10.7 million in the second quarter of fiscal 2013.

•	Gross profit as a percentage of net revenues increased to 67.3% in the third quarter of fiscal 2013 from 66.9% in the second quarter of fiscal 2013.

•	Operating income as a percentage of net revenues increased to 12.1% in the third quarter of fiscal 2013 from 11.0% in the second quarter of fiscal 2013.

•

Income from continuing operations increased to $13.7 million, or $0.15 per diluted share, in the third quarter of fiscal 2013 from $11.8 million, or $0.13 per diluted share, in the second quarter of fiscal 2013.

•	Cash, cash equivalents and marketable securities increased to $495.2 million as of December 30, 2012 from $484.4 million as of September 30, 2012.

•	Accounts receivable decreased to $69.5 million as of December 30, 2012 from $72.9 million as of September 30, 2012. Days sales outstanding (DSO) in receivables was 53 days as of December 30, 2012.

•	Inventories were $23.0 million as of December 30, 2012 compared to $21.8 million as of September 30, 2012. Our annualized inventory turns were 6.8 turns in the third quarter of fiscal 2013.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(Dollars in millions)
Net revenues:
Host Products	$89.8	$111.8	$280.4	$324.2
Network Products	20.0	18.5	57.1	56.2
Silicon Products	9.6	12.5	30.1	43.1

	$119.4	$142.8	$367.6	$423.5

Percentage of net revenues:
Host Products	75%	78%	76%	77%
Network Products	17	13	16	13
Silicon Products	8	9	8	10

	100%	100%	100%	100%

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

Our net revenues are derived from the sale of Host Products, Network Products and Silicon Products. Net revenues of $119.4 million for the three months ended December 30, 2012 decreased from $142.8 million for the three months ended January 1, 2012. The decrease in net revenues was primarily the result of a $22.0 million, or 20%, decrease in revenue from Host Products and a $2.9 million, or 23%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a decrease in the quantity of adapters sold. The decrease in revenue from Silicon Products was due to a decrease in the quantity of chips sold. Revenue from Silicon Products can vary from quarter to quarter based on the purchasing cycles of our customers for these long-lead time products.

Net revenues of $367.6 million for the nine months ended December 30, 2012 decreased from $423.5 million for the nine months ended January 1, 2012. The decrease in net revenues was primarily the result of a $43.8 million, or 14%, decrease in revenue from Host Products and a $13.0 million, or 30%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a decrease in the quantity of adapters sold. The decrease in revenue from Silicon Products was primarily due to a decrease in the quantity of chips sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84% and 86% of net revenues during the nine months ended December 30, 2012 and January 1, 2012, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(In millions)
United States	$51.5	$59.5	$159.8	$182.6
Asia-Pacific and Japan	40.5	46.6	122.1	134.7
Europe, Middle East and Africa	21.3	29.5	67.3	84.8
Rest of world	6.1	7.2	18.4	21.4

	$119.4	$142.8	$367.6	$423.5

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $17.0 million and $50.9 million for the three and nine months ended December 30, 2012, respectively, and $19.8 million and $54.9 million for the three and nine months ended January 1, 2012, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(Dollars in millions)
Gross profit	$80.3	$97.0	$246.2	$289.6
Percentage of net revenues	67.3%	67.9%	67.0%	68.4%

Gross profit for the three months ended December 30, 2012 decreased $16.7 million, or 17%, from gross profit for the three months ended January 1, 2012. The gross profit percentage for the three months ended December 30, 2012 was 67.3% compared to 67.9% for the corresponding quarter in the prior year. The decrease in gross profit percentage was primarily due to lower volumes to absorb manufacturing costs.

Gross profit for the nine months ended December 30, 2012 decreased $43.4 million, or 15%, from gross profit for the nine months ended January 1, 2012. The gross profit percentage for the nine months ended December 30, 2012 was 67.0% compared to 68.4% for the corresponding period in the prior year. The decrease in gross profit percentage was primarily due to an unfavorable product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(Dollars in millions)
Operating expenses:
Engineering and development	$38.4	$34.2	$115.9	$104.2
Sales and marketing	19.3	19.9	57.9	58.1
General and administrative	8.2	8.8	25.0	26.8

	$65.9	$62.9	$198.8	$189.1

Percentage of net revenues:
Engineering and development	32.2%	24.0%	31.5%	24.6%
Sales and marketing	16.2	13.9	15.8	13.7
General and administrative	6.8	6.1	6.8	6.3

	55.2%	44.0%	54.1%	44.6%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended December 30, 2012, engineering and development expenses increased to $38.4 million from $34.2 million for the three months ended January 1, 2012. The increase was primarily due to a $2.9 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount related to our planned incremental investments to drive future revenue growth, a $0.7 million increase in service and material costs related to new product development, and a $0.7 million increase in equipment depreciation and maintenance costs.

During the nine months ended December 30, 2012, engineering and development expenses increased to $115.9 million from $104.2 million for the nine months ended January 1, 2012. The increase was primarily due to a $6.5 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount related to our planned incremental investments to drive future revenue growth, a $3.9 million increase in service and material costs related to new product development, and a $1.6 million increase in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended December 30, 2012, sales and marketing expenses decreased to $19.3 million from $19.9 million for the three months ended January 1, 2012.

During the nine months ended December 30, 2012, sales and marketing expenses decreased to $57.9 million from $58.1 million for the nine months ended January 1, 2012. Cash compensation and related employee benefit costs increased $1.2 million primarily due to an increase in headcount. This increase was offset by decreases in promotional expenses and outside services.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $8.2 million for the three months ended December 30, 2012 from $8.8 million for the three months ended January 1, 2012.

General and administrative expenses decreased to $25.0 million for the nine months ended December 30, 2012 from $26.8 million for the nine months ended January 1, 2012. The decrease was primarily due to a $1.0 million decrease in cash compensation and related employee benefit costs.

Income Taxes

Our provision for income taxes from continuing operations was $1.6 million and $6.5 million for the three and nine months ended December 30, 2012, respectively, and $5.7 million and $13.5 million for the three and nine months ended January 1, 2012. Our effective tax rate from continuing operations was 13% for each of the nine-month periods ended December 30, 2012 and January 1, 2012.

On January 2, 2013, the federal research tax credit was retroactively reinstated as part of the American Taxpayer Relief Act of 2012. We expect to record an income tax benefit of approximately $6 million in the fourth quarter of fiscal 2013 as a result of the retroactive reinstatement of this tax credit.

As of December 30, 2012, we have a deferred tax asset, net of federal benefit, of $10.1 million related to state research tax credits. These state tax credits have no expiration date and may be carried forward indefinitely. The determination of whether it is more likely than not that we will realize the full benefit of our deferred tax assets, including the deferred tax asset related to the state research tax credits, requires significant judgment and estimates. These estimates may include projections of future taxable income by tax jurisdiction and the amount of tax credits to be generated in future periods. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results, or estimates used in future analyses related to deferred tax assets, are less favorable than current estimates, or we conclude that we expect to generate more state research tax credits than we can utilize for the indefinite future, a valuation allowance may be required related to this deferred tax asset with a corresponding adjustment to earnings in the period in which such determination is made. As of December 30, 2012, based upon our estimates, we believe it is more likely than not that we will realize the full benefit of the existing deferred tax asset related to these state research tax credits and accordingly have not recorded a valuation allowance.

Our federal consolidated income tax returns for fiscal years 2008 and 2009 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Given the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions, dispositions, newly-enacted tax legislation, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in the realizability of deferred tax assets.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $495.2 million as of December 30, 2012 from $538.0 million as of April 1, 2012. As of December 30, 2012 and April 1, 2012, our international subsidiaries held $396.1 million and $351.0 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of December 30, 2012 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to reinvest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Cash provided by operating activities decreased to $101.5 million for the nine months ended December 30, 2012 from $134.1 million for the nine months ended January 1, 2012. Operating cash flow for the nine months ended December 30, 2012 consisted of our net income of $43.5 million, net non-cash expenses of $43.7 million and net cash provided as a result of changes in operating assets and liabilities of $14.3 million. The changes in operating assets and liabilities included a $14.4 million increase in accrued taxes, net, and a $7.2 million decrease in accounts receivable, partially offset by a $3.3 million increase in inventories and a $2.5 million decrease in accounts payable. The increase in accrued taxes, net, is primarily due to a tax refund received during the period. The decrease in accounts receivable was primarily due to the timing of cash collections and a decrease in net revenues. The increase in inventories was primarily due to advanced purchases of silicon chips to maintain flexibility due to long lead times for these products. The decrease in accounts payable was primarily due to the timing of payment obligations.

Cash provided by operating activities of $134.1 million for the nine months ended January 1, 2012 consisted of our net income of $91.1 million and net non-cash expenses of $51.1 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $8.1 million. The changes in operating assets and liabilities included a $12.2 million increase in accounts receivable, partially offset by a $4.5 million increase in accrued taxes. The increase in accounts receivable was primarily due to the timing of cash collections. The increase in accrued taxes was primarily due to the timing of payment obligations.

Cash used in investing activities was $55.6 million for the nine months ended December 30, 2012 and consisted of $23.9 million of net purchases of available-for-sale securities and $31.7 million of purchases of property and equipment. During the nine months ended January 1, 2012, cash used in investing activities was $111.6 million and consisted of $88.1 million of net purchases of available-for-sale securities and $23.5 million of purchases of property and equipment.

We expect capital expenditures to increase in the future as we continue to invest in machinery and equipment, more costly engineering and production tools for new technologies, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $110.6 million for the nine months ended December 30, 2012 consisted of $111.7 million for purchases of common stock under our stock repurchase program and $5.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $6.7 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. During the nine months ended January 1, 2012, cash used in financing activities of $96.1 million consisted of $103.9 million for purchases of common stock under our stock repurchase program and $5.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $13.2 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of December 30, 2012, we had repurchased a total of 120.4 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.87 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $79.1 million as of December 30, 2012.

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 30, 2012, and their impact on our cash flows in future fiscal years, is as follows:

	2013 (Remaining three months)	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Operating leases	$2.3	$8.9	$5.7	$1.9	$1.9	$2.1	$22.8
Non-cancelable purchase obligations	22.2	2.4	—	—	—	—	24.6

Total	$24.5	$11.3	$5.7	$1.9	$1.9	$2.1	$47.4

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $67.0 million as of December 30, 2012. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

A valuation allowance is recorded when it is more likely than not that some or all of a deferred tax asset will not be realized. Significant judgment and estimates are required in determining whether a valuation allowance is recorded. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Our estimates and projections require significant judgment and are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results, or estimates used in future analyses related to deferred tax assets, are less favorable than current estimates, a valuation allowance may be required with a corresponding adjustment to earnings in the period in which such determination is made.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We write down the carrying value of our inventory to estimated net realizable value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. These assumptions are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our current products, expected future products and other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. Once we write down the carrying value of inventory, a new cost basis is established. Subsequent changes in facts and circumstances do not result in an increase in the newly-established cost basis.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 30, 2012, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of December 30, 2012 consists of $395.3 million of securities that are classified as available-for-sale. As of December 30, 2012, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 30, 2012. There was no change in our internal control over financial reporting during our quarter ended December 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price including, but not limited to:

•	differences between our actual revenues and operating results and the published expectations of public market analysts;

•	quarterly fluctuations in our revenues and operating results;

•	introduction of new products or changes in product pricing policies by our competitors or us;

•	conditions in the markets in which we operate;

•	changes in market projections by industry forecasters;

•	changes in estimates of our earnings or rating upgrades or downgrades of our stock by public market analysts;

•	operating results or forecasts of our major customers or competitors;

•	rumors or dissemination of false information; and

•	general economic and geopolitical conditions.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84% and 86% of net revenues for the nine months ended December 30, 2012 and January 1, 2012, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for over 40% of net revenues during the nine months ended December 30, 2012 and January 1, 2012. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers, as well as Simon Biddiscombe, our Chief Executive Officer, and H.K. Desai, our Executive Chairman. Our retention of both Messrs. Biddiscombe and Desai is particularly important to our business. If we lose the services of Messrs. Biddiscombe or Desai or other key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

We believe that the market for key personnel in the industries in which we compete is highly competitive. In particular, we have periodically experienced difficulty in attracting and retaining qualified engineers and other technical personnel and anticipate that competition for such personnel will increase in the future. For example, the market for qualified technical personnel within India has become extremely competitive, resulting in significant wage inflation. As a result, we may not be able to attract and retain key personnel with the skills and expertise necessary to develop new products in the future or to manage our business, both in the United States and abroad.

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

Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, dispositions, newly enacted tax legislation, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in the realizability of deferred tax assets. Significant judgment and estimates are required in determining the impact on our effective tax rate related to these items, including whether it is more likely than not that some or all of our deferred tax assets will be realized. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results, or estimates used in future analyses related to deferred assets, are less favorable than current estimates, a valuation allowance may be required related to our deferred tax assets, with a corresponding adjustment to earnings in the period in which such determination is made, which could have a material effect on our results of operations.

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

International revenues accounted for 57% of our net revenues for each of the nine-month periods ended December 30, 2012 and January 1, 2012. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of December 30, 2012, our international subsidiaries held $396.1 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury at, or damages to, the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, we have operations, suppliers and customers in regions that have historically experienced natural disasters. Any earthquake or other natural disaster, including a hurricane, flood, volcanic eruption, tsunami or fire, affecting any of these regions could adversely affect our business, results of operations and financial condition.

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

Further, we may never realize the perceived benefits of a business combination or divestiture. Acquisitions by us could negatively impact gross margins or dilute stockholders’ investment and cause us to incur debt, contingent liabilities and amortization/impairment charges related to intangible assets, all of which could materially and adversely affect our financial condition or results of operations. Divestitures involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships. In addition, our effective tax rate for future periods could be negatively impacted by acquisitions or divestitures.

We have made, and could make in the future, investments in technology companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial condition and results of operations.

Our portfolio of marketable securities could experience a decline in market value, which could materially and adversely affect our financial results.

As of December 30, 2012, we held short-term marketable securities totaling $395.3 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Changes in and compliance with regulations could materially adversely affect us.

Our business, results of operations or financial condition could be materially adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the U.S. Securities and Exchange Commission to adopt additional rules and regulations in these areas. The U.S. Securities and Exchange Commission has also finalized new disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. These new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

We expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products, as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

In November 2011, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2013 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 1, 2012 – October 28, 2012	—	$—	—	$92,419,000
October 29, 2012 – November 25, 2012	531,800	$9.19	531,800	$87,532,000
November 26, 2012 – December 30, 2012	907,000	$9.27	907,000	$79,127,000

	1,438,800	$9.24	1,438,800	$79,127,000

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	Amendment No. 2 to Change in Control Severance Agreement, effective December 20, 2012, by and between QLogic Corporation and Simon Biddiscombe.*

10.2	Amendment to Employment Agreement, effective December 20, 2012, by and between QLogic Corporation and H.K. Desai.*

10.3	Amendment No. 2 to Change in Control Severance Agreement, effective December 20, 2012, by and between QLogic Corporation and H.K. Desai.*

10.4	Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Jean Hu
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 31, 2013

EXHIBIT INDEX

Exhibit No.

10.1	Amendment No. 2 to Change in Control Severance Agreement, effective December 20, 2012, by and between QLogic Corporation and Simon Biddiscombe.*

10.2	Amendment to Employment Agreement, effective December 20, 2012, by and between QLogic Corporation and H.K. Desai.*

10.3	Amendment No. 2 to Change in Control Severance Agreement, effective December 20, 2012, by and between QLogic Corporation and H.K. Desai.*

10.4	Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.