Form 10-K
period 2013-03-31
QLOGIC CORP
filed 2013-05-23
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 28, 2012 was $1,054,375,000 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market on such date).

As of May 15, 2013, 89,042,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

All references to years refer to our fiscal years ended March 31, 2013, April 1, 2012 and April 3, 2011, as applicable, unless calendar years are specified.

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

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. The data center and business applications that drive requirements for our networking infrastructure products include:

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

Our products primarily consist of adapters, switches, storage routers and application-specific integrated circuits, or ASICs. Adapters reside in a server and provide for high performance connectivity of host computer servers to data and storage networks. Switches and storage routers manage the transmission and routing of data between servers and storage, as well as servers to servers. The ASICs that we sell are used in servers, storage systems and switches. ASICs used in servers in certain embedded applications are referred to as converged LAN on Motherboard, or cLOMs.

We provide Fibre Channel, iSCSI, FCoE and 10Gb Ethernet standard adapters and ASICs for rack and tower servers, as well as custom mezzanine adapters and ASICs for bladed servers. Our adapters and ASICs are also used in a variety of storage systems. All of these adapters and ASICs provide multi-protocol network connectivity.

In March 2013, we commenced shipment of our FabricCache™ adapters, the first product based on our recently-developed technology, which we call Mt. Rainier. Our FabricCache adapters bring the performance-enhancing benefits of shared caching to data center applications that utilize storage networks. These adapters combine our existing Fibre Channel hardware and software technology with high performance flash storage and intelligent storage caching to provide scalable performance enhancements and acceleration to enterprise applications running in single and clustered server environments within a data center.

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

We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist primarily of Fibre Channel adapters, FCoE converged network adapters, 10Gb Ethernet adapters, and FabricCache adapters. Network Products consist of blade, edge and high-port count modular-chassis Fibre Channel switches, Fibre Channel virtualized pass-through modules, universal access point switches, Enhanced Ethernet pass-through modules and storage routers. Silicon Products consist of ASICs, comprised primarily of Fibre Channel controllers, converged network controllers, Ethernet controllers, converged switch controllers and cLOM controllers.

Host Products accounted for 76%, 77% and 76% of our net revenues for fiscal 2013, 2012 and 2011, respectively. Network Products accounted for 16%, 13% and 15% of our net revenues for fiscal 2013, 2012 and 2011, respectively. Silicon Products accounted for 10% or less of our net revenues for each of these years. For a summary of our net revenues by product category, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Customers

Our products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei Technologies Co., Ltd., Inspur Worldwide Services Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc., and Oracle Corporation. A small number of these customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84%, 86% and 85% of net revenues during fiscal 2013, 2012 and 2011, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2013	2012	2011
Hewlett-Packard	24%	27%	26%
IBM	20%	18%	19%
Dell	12%	11%	11%

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

Some of our OEM customers experience seasonality and uneven sales patterns in their businesses. As a result, we experience similar seasonality and uneven sales patterns. The seasonality is primarily due to the closing of a disproportionate percentage of sales transactions in the last month, weeks and days of each quarter and spikes in sales during the fourth quarter of each calendar year. Although we do not consider our business to be highly seasonal, we believe that seasonality has impacted and may impact our business. To the extent that we experience seasonality in our business, it would most likely have a negative impact on the sequential growth rate of our net revenues during the fourth quarter of our fiscal year.

International revenues accounted for 57%, 57% and 56% of our net revenues for fiscal 2013, 2012 and 2011, respectively. For additional information on our international sales and operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report. For a discussion of risks related to our foreign operations, see Risk Factors, included in Part I, Item 1A of this report.

Sales and Marketing

Our products are marketed and sold primarily to OEMs by our internal sales team supported by field sales and systems engineering personnel. In addition, we sell our products through a network of domestic and international distributors. We also sell our products to original design manufacturers, or ODMs, both as an extension of our OEM design organizations and as direct sales transactions.

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

Our sales efforts are focused on establishing and developing long-term relationships with our OEM customers and distribution partners. The sales cycle for OEMs typically begins with the identification of a requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology. The cycle continues with technical and sales collaboration with the OEM and, if successful, leads to one of our product designs being selected as a component in a customer’s server or storage system. We then work closely with the customer to integrate our products with the customer’s current and future generations of products or platforms. This cycle, from opportunity identification to initial production shipment, typically ranges from six to twenty-four months.

In addition to sales and marketing efforts, we actively participate with industry organizations relating to the development and acceptance of industry standards. We collaborate with peer companies through open standards bodies, cooperative testing and certifications. To ensure and promote multi-vendor heterogeneous operation, we maintain interoperability certification programs and testing laboratories.

Engineering and Development

Our industry is subject to rapid, regular and sometimes unpredictable technological change. Our ability to compete depends upon our ability to continually design, develop and introduce new products that take advantage of market opportunities and address emerging standards. Our strategy is to leverage our substantial base of architectural, systems and engineering expertise to address a broad range of server and storage networking solutions.

We are engaged in the design and development of ASICs, adapters and switches based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies. We also design and develop storage routers for bridging Fibre Channel, iSCSI, FCoE and Ethernet technology-based networks, and migrating data between storage devices.

We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage, local area and converged networks. During fiscal 2013, 2012 and 2011, we incurred engineering and development expenses of $156.1 million, $138.8 million and $125.2 million, respectively.

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

Competition

The markets for networking infrastructure components are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;

•	features and functionality;

•	product quality, reliability and performance;

•	price;

•	product innovation;

•	customer relationships;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of components in storage, local area and converged networks.

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

Our semiconductors are currently manufactured by a number of foundries. Most of the ASICs used in our products are manufactured using 90, 65, 40 or 28 nanometer process technology. In addition, we continually evaluate smaller geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

Many of the component parts used in our adapter, switch and other products are standard off-the-shelf items, which are, or can be, obtained from more than one source. We select suppliers on the basis of technology, manufacturing capacity, financial viability, quality and cost. Our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, geopolitical instability, natural disasters, labor shortages and labor strikes, unavailability of or delays in obtaining access to certain product technologies, and the absence of complete control over delivery schedules, manufacturing yields and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or results of operations.

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

Our ability to compete may be affected by our ability to protect our intellectual property. We protect our rights vigorously; however there can be no assurance that these measures will be successful.

We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us, or against customers whom we are contractually obligated to indemnify, with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to defend such claims, develop non-infringing technology or to obtain licenses to the technology that is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

Some of our products are designed to include software or other intellectual property licensed from third parties. None of these licenses relates to core QLogic-developed technology, is material to our business, or requires payment of amounts that are material.

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

Working Capital

Our working capital was $505.2 million as of March 31, 2013, which includes $455.5 million of cash, cash equivalents and marketable securities. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, included in Part II, Item 7 of this report.

Employees

We had 1,229 employees as of May 15, 2013. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

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

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty, including unfavorable economic conditions resulting from the ongoing debt crisis in certain countries in the European Union. Economic uncertainty is adversely affecting, and in the future may adversely affect, information technology, or IT, spending rates. For example, certain of our large original equipment manufacturer, or OEM, customers are reporting significant weakness in particular markets and geographies. Reductions in IT spending rates have resulted in reduced sales volumes, and could result in lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, all of which could negatively impact our results of operations.

As a result of worldwide economic weakness and uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. In addition, the recent

U.S. federal government spending cuts might reduce demand for our products from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected.

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

We believe that to remain competitive, we will need to continue to develop new products and enter new markets, which will require significant investment. Our competitors may be developing alternative technologies, or entering into exclusive strategic alliances with our major customers, either of which may adversely affect the market acceptance of our products, our ability to enter new markets, or our ability to secure customer design wins. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for these technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed on time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

Some of our products are based on Fibre Channel over Ethernet, or FCoE, or 10Gb Ethernet technologies. FCoE is a converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. As with most emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. We expect products based on FCoE to supplement, and perhaps replace, certain products based on Fibre Channel technology. 10Gb Ethernet is an emerging technology for use in enterprise data centers.

The market for 10Gb Ethernet products includes well-established participants who have significantly more engineering, sales and marketing resources to dedicate to developing and penetrating the market than we do. An inability to maintain, or build on, our market share in the Fibre Channel, converged or 10Gb Ethernet markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

We depend on a small number of customers and any decrease in revenues from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84%, 86% and 85% of net revenues during fiscal 2013, 2012 and 2011, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for over 40% of net revenues during fiscal 2013, 2012 and 2011. We are also subject to credit risk associated with the concentration of our accounts receivable.

A significant portion of the products we sell are incorporated into servers manufactured by our major customers. Certain of our large OEM customers are reporting weakness in this market. If server sales by our major customers continue to be adversely affected by the IT spending environment or server market factors, demand for our products could decrease further, which could have a material adverse effect on our business, financial condition or results of operations.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. There is also a potential that one of our large customers could acquire one of our current competitors. Similarly, there is also the potential for a large customer to sell portions of their business that we serve to a company with which we have a limited business relationship. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Competition within the markets for products such as ours is intense and includes various established competitors.

The markets for networking infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, local area and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and application-specific integrated circuit, or ASIC, markets, our primary competitor is Emulex Corporation. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and Internet Small Computer Systems Interface, or iSCSI, we primarily compete with Emulex Corporation, Broadcom Corporation and Intel Corporation. In the Fibre Channel switch and storage router markets, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. Our Chief Executive Officer resigned in May 2013 and we have appointed an interim CEO while we conduct a search for a permanent CEO. During our search for a new CEO, it is important that we retain key personnel. If we lose the services of key personnel, especially during this period of transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business could be adversely affected.

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

We have historically used stock options, restricted stock units and our employee stock purchase program as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage retention of key personnel, and provide competitive compensation packages. However, the guidelines of proxy advisory firms relating to stockholder approval of shares available under equity compensation plans and share usage could make it more difficult for us to obtain such approval and therefore grant stock-based awards to employees in the future, which may result in changes in our stock-based compensation strategy. These and other developments relating to the provision of stock-based compensation to employees could make it more difficult to attract, retain and motivate key personnel.

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

Third-party subcontractors located outside the United States assemble and test certain products for us. To the extent that we rely on third-party subcontractors to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. If a subcontractor experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters, labor shortages or labor strikes, or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner.

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

Our distributors may not effectively sell our products and their reseller customers may purchase products from our competitors, which could negatively affect our results of operations.

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

Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in the realizability of deferred tax assets. Significant judgment and estimates are required in determining the impact on our effective tax rate related to these items, including whether it is more likely than not that some or all of our deferred tax assets will be realized. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results are less favorable than current estimates, or we revise our estimates downward in future analyses, a valuation allowance may be required related to our deferred tax assets with a corresponding adjustment to earnings in the period in which such determination is made, which could have a material effect on our results of operations.

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

International revenues accounted for 57%, 57% and 56% of our net revenues for fiscal 2013, 2012 and 2011, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of March 31, 2013, our international subsidiaries held $317.1 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of March 31, 2013, we held short-term marketable securities totaling $360.0 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Changes in and compliance with regulations could materially and adversely affect us.

Our business, results of operations or financial condition could be materially and adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the U.S. Securities and Exchange Commission to adopt additional rules and regulations in these areas. The U.S. Securities and Exchange Commission has also finalized new disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. Our disclosure will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

Certain of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License (GPL), that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public or stop distributing that work.

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

Our ability to borrow and maintain outstanding borrowings under our credit agreement is subject to certain covenants.

In March 2013, we entered into a credit agreement which provides us with a five-year revolving credit facility for an aggregate amount of $125 million, which amount can be increased by an additional $100 million, subject to certain conditions. We may borrow under the credit agreement for general corporate purposes, including permitted share repurchases and acquisitions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such borrowings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal product development, operations, sales and corporate offices are located in four buildings comprising approximately 195,000 square feet in Aliso Viejo, California. We own each of these buildings. We also lease one building comprising approximately 100,000 square feet in Shakopee, Minnesota, that houses product development and operations teams for many of our Network Products. We lease an operations, sales and fulfillment facility located in Dublin, Ireland. In addition, we lease facilities in Mountain View and Roseville, California; and Pune and Bangalore, India. We also maintain sales offices at various locations in the United States, Europe and Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

	2013		2012
	High	Low	High	Low
Fourth Quarter	$12.90	$9.50	$19.00	$14.93
Third Quarter	11.61	8.63	15.53	11.95
Second Quarter	14.07	9.56	16.73	12.23
First Quarter	17.85	13.14	18.37	15.16

Number of Common Stockholders

The number of record holders of our common stock was 434 as of May 15, 2013.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2013.

Issuer Purchases of Equity Securities

In November 2011, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2013 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
December 31, 2012 —January 27, 2013	601,500	$10.48	601,500	$72,823,000
January 28, 2013 — February 24, 2013	567,500	$11.69	567,500	$66,188,000
February 25, 2013 — March 31, 2013	586,800	$11.77	586,800	$59,283,000

Total	1,755,800	$11.30	1,755,800	$59,283,000

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

The following graph compares, for the five-year period ended March 31, 2013, the cumulative total stockholder return for our common stock, the Standard & Poor’s Midcap 400 Index (S&P Midcap 400 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of our fiscal years ended March 30, 2008, March 29, 2009, March 28, 2010, April 3, 2011, April 1, 2012 and March 31, 2013. The graph assumes that $100 was invested on March 30, 2008 in our common stock, the S&P Midcap 400 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*

Among QLogic Corporation,

the S&P Midcap 400 Index,

and the NASDAQ Computer Index

	Cumulative Total Return
	3/30/08	3/29/09	3/28/10	4/3/11	4/1/12	3/31/13
QLogic Corporation	$100.00	$76.45	$131.51	$118.46	$115.85	$75.67
S&P Midcap 400 Index	100.00	63.90	104.85	133.11	135.75	159.95
NASDAQ Computer Index	100.00	71.94	118.11	142.99	171.43	163.06

* $100 invested on 3/30/08 in stock or 3/31/08 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Year Ended (1)
	March 31, 2013 (2)	April 1, 2012	April 3, 2011	March 28, 2010 (3)	March 29, 2009
	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$484,538	$558,608	$558,375	$518,471	$600,192
Cost of revenues	159,180	177,704	176,959	167,107	180,526

Gross profit	325,358	380,904	381,416	351,364	419,666

Operating expenses:
Engineering and development	156,097	138,768	125,219	116,789	109,015
Sales and marketing	78,512	77,370	73,965	68,881	76,399
General and administrative	32,899	35,299	34,148	34,242	32,639
Special charges	—	—	373	5,163	3,062

Total operating expenses	267,508	251,437	233,705	225,075	221,115

Operating income	57,850	129,467	147,711	126,289	198,551
Interest and other income, net	4,007	3,959	5,187	10,601	2,134

Income from continuing operations before income taxes	61,857	133,426	152,898	136,890	200,685
Income tax expense (benefit)	(11,704)	13,983	11,552	69,345	76,234

Income from continuing operations	73,561	119,443	141,346	67,545	124,451

Discontinued operations:
Income (loss) from operations, net of income taxes	(425)	910	(2,256)	(12,597)	(15,662)
Gain on sale, net of income taxes	—	109,083	—	—	—

Income (loss) from discontinued operations	(425)	109,993	(2,256)	(12,597)	(15,662)

Net income	$73,136	$229,436	$139,090	$54,948	$108,789

Income from continuing operations per share:
Basic	$0.79	$1.17	$1.31	$0.58	$0.97

Diluted	$0.78	$1.16	$1.29	$0.58	$0.97

Income (loss) from discontinued operations per share:
Basic	$(0.01)	$1.08	$(0.02)	$(0.11)	$(0.12)

Diluted	$—	$1.07	$(0.02)	$(0.11)	$(0.12)

Net income per share:
Basic	$0.78	$2.25	$1.29	$0.47	$0.85

Diluted	$0.78	$2.23	$1.27	$0.47	$0.85

Balance Sheet Data
Cash and cash equivalents and investment securities	$455,506	$537,955	$384,076	$375,673	$378,269
Total assets	825,163	913,418	757,207	750,737	780,290
Total stockholders’ equity	734,277	759,843	601,164	583,339	626,545

(1)	The statement of operations data for all periods reflects the operating results of the InfiniBand business as discontinued operations.

(2)	In fiscal 2013, we recorded $14.3 million of income tax benefits associated with adjustments to certain tax positions subject to an IRS examination.

(3)	In fiscal 2010, we completed the acquisition of NetXen, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We classify our products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist primarily of Fibre Channel adapters, FCoE converged network adapters, 10Gb Ethernet adapters, and FabricCache adapters. Network Products consist of blade, edge and high-port count modular-chassis Fibre Channel switches, Fibre Channel virtualized pass-through modules, universal access point switches, Enhanced Ethernet pass-through modules and storage routers. Silicon Products consist of application-specific integrated circuits, or ASICs, comprised primarily of Fibre Channel controllers, converged network controllers, Ethernet controllers, converged switch controllers, and converged LAN on Motherboard, or cLOM, controllers.

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various networking infrastructure products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei Technologies Co., Ltd., Inspur Worldwide Services Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc. and Oracle Corporation.

We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2013 and 2012 each comprised fifty-two weeks and ended on March 31, 2013 and April 1, 2012, respectively. Fiscal year 2011 comprised fifty-three weeks and ended on April 3, 2011. The additional week in fiscal year 2011 did not have a material impact on our results of operations.

Disposition of Business

In February 2012, we completed the sale of the product lines and certain assets associated with our InfiniBand business (the IB Business). As a result of this divestiture, our consolidated statements of income for all periods present the operations of the IB Business as discontinued operations. The following discussion and analysis is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

Net revenues for fiscal 2013 were $484.5 million compared to $558.6 million in fiscal 2012. Income from continuing operations for fiscal 2013 was $73.6 million, or $0.78 per diluted share, compared to $119.4 million, or $1.16 per diluted share, in fiscal 2012. During fiscal 2013, we generated $97.2 million of cash from operations and used $131.4 million of cash to purchase common stock under our stock repurchase program.

A summary of our financial performance during the fourth quarter of fiscal 2013 is as follows:

•

Net revenues for the fourth quarter of fiscal 2013 were $116.9 million compared to $135.1 million in the fourth quarter of fiscal 2012. Revenues from Host Products were $89.6 million compared to $105.6 million in the fourth quarter of fiscal 2012. Revenues from Network Products increased to $18.2 million from $16.4 million in the same quarter of fiscal 2012. Revenues from Silicon Products were $9.1 million compared to $13.1 million in the fourth quarter of fiscal 2012.

•	Gross profit as a percentage of net revenues for the fourth quarter of fiscal 2013 was 67.7% compared to 67.6% in the fourth quarter of fiscal 2012.

•	Operating income as a percentage of net revenues for the fourth quarter of fiscal 2013 was 8.9% compared to 21.4% in the fourth quarter of fiscal 2012.

•

Income from continuing operations was $29.6 million, or $0.33 per diluted share, in the fourth quarter of fiscal 2013 compared to $29.5 million, or $0.29 per diluted share, in the fourth quarter of fiscal 2012. Income from continuing operations in the fourth quarter of fiscal 2013 included an income tax benefit of $18.2 million. This tax benefit was the result of adjustments to certain tax positions subject to an Internal Revenue Service (IRS) examination and the retroactive reinstatement of the federal research tax credit.

•	Cash, cash equivalents and marketable securities were $455.5 million as of March 31, 2013 compared to $538.0 million as of April 1, 2012.

•	Accounts receivable decreased to $66.1 million as of March 31, 2013 from $76.6 million as of April 1, 2012. Days sales outstanding in receivables was 51 days as of March 31, 2013.

•	Inventories were $20.2 million as of March 31, 2013 compared to $19.7 million as of April 1, 2012. Our annualized inventory turns were 7.5 in the fourth quarter of fiscal 2013.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	2013	2012	2011
	(Dollars in millions)
Net revenues:
Host Products	$369.9	$429.8	$422.1
Network Products	75.4	72.5	85.3
Silicon Products	39.2	56.3	51.0

	$484.5	$558.6	$558.4

Percentage of net revenues:
Host Products	76%	77%	76%
Network Products	16	13	15
Silicon Products	8	10	9

	100%	100%	100%

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

Our net revenues are derived from the sale of Host Products, Network Products and Silicon Products. Net revenues of $484.5 million for fiscal 2013 decreased from $558.6 million in fiscal 2012. The decrease in net revenues was primarily the result of a $59.9 million, or 14%, decrease in revenue from Host Products and a $17.0 million, or 30%, decrease in revenue from Silicon Products. The decrease in revenue from Host Products was primarily due to a decrease in the quantity of adapters sold. The decrease in revenue from Silicon Products was primarily due to a decrease in the quantity of chips sold.

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

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84%, 86% and 85% of net revenues during fiscal 2013, 2012 and 2011, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2013	2012	2011
Hewlett-Packard	24%	27%	26%
IBM	20%	18%	19%
Dell	12%	11%	11%

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	2013	2012	2011
	(In millions)
United States	$209.6	$239.2	$244.7
Asia-Pacific and Japan	158.0	178.7	155.2
Europe, Middle East and Africa	92.7	113.9	125.4
Rest of world	24.2	26.8	33.1

	$484.5	$558.6	$558.4

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the years presented. Net revenues from customers in China were $65.0 million, $72.6 million and $76.7 million for fiscal 2013, 2012 and 2011, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	2013	2012	2011
	(Dollars in millions)
Gross profit	$325.4	$380.9	$381.4
Percentage of net revenues	67.1%	68.2%	68.3%

Gross profit for fiscal 2013 decreased $55.5 million, or 15%, from gross profit for fiscal 2012. The gross profit percentage for fiscal 2013 was 67.1% compared to 68.2% for fiscal 2012. The decrease in gross profit percentage was primarily due to an unfavorable product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	2013	2012	2011
	(Dollars in millions)
Operating expenses:
Engineering and development	$156.1	$138.8	$125.2
Sales and marketing	78.5	77.3	74.0
General and administrative	32.9	35.3	34.1
Special charges	—	—	0.4

	$267.5	$251.4	$233.7

Percentage of net revenues:
Engineering and development	32.2%	24.8%	22.4%
Sales and marketing	16.2	13.9	13.3
General and administrative	6.8	6.3	6.1
Special charges	—	—	0.1

	55.2%	45.0%	41.9%

Engineering and Development.    Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During fiscal 2013, engineering and development expenses increased to $156.1 million from $138.8 million in fiscal 2012. The increase was primarily due to a $10.0 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount, a $4.4 million increase in outside service and material costs related to new product development, and a $2.2 million increase in equipment depreciation and maintenance costs.

Engineering and development expenses increased to $138.8 million for fiscal 2012 from $125.2 million for fiscal 2011. The increase was primarily due to a $9.5 million increase in cash compensation and related employee benefit costs, primarily due to an increase in headcount, and a $3.8 million increase in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses increased to $78.5 million for fiscal 2013 from $77.3 million for fiscal 2012. The increase was primarily due to an increase in cash compensation and related employee benefit costs, principally due to an increase in headcount.

Sales and marketing expenses increased to $77.3 million for fiscal 2012 from $74.0 million for fiscal 2011. The increase was primarily due to an increase in cash compensation and related employee benefit costs, principally due to an increase in headcount.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative.    General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $32.9 million for fiscal 2013 from $35.3 million for fiscal 2012 primarily due to a $1.2 million decrease in cash compensation and related employee benefit costs and a $0.8 million decrease in stock-based compensation.

General and administrative expenses increased to $35.3 million for fiscal 2012 from $34.1 million for fiscal 2011 primarily due to an increase in cash compensation and related employee benefit costs.

Income Taxes

Our income tax expense (benefit) from continuing operations was $(11.7) million, $14.0 million and $11.6 million for fiscal 2013, 2012 and 2011, respectively.

Our effective income tax expense (benefit) rate was (19)% in fiscal 2013, 10% in fiscal 2012 and 8% in fiscal 2011. Our income tax benefit for fiscal 2013 was primarily the result of adjustments to certain tax positions subject to an IRS examination. These adjustments primarily consist of the settlement of a significant matter in the IRS examination of our income tax returns for fiscal years 2008 and 2009 for an amount less than we had previously accrued related to this tax position. In April 2013, we settled all remaining matters relating to this IRS examination without material adjustment. We are no longer subject to federal income tax examinations for years prior to fiscal 2010.

As of March 31, 2013, we have a deferred tax asset, net of federal benefit, of $10.9 million related to state research tax credits. These state tax credits have no expiration date and may be carried forward indefinitely. The determination of whether it is more likely than not that we will realize the full benefit of our deferred tax assets, including the deferred tax asset related to the state research tax credits, requires significant judgment and estimates. These estimates may include projections of future taxable income by tax jurisdiction and the amount of tax credits to be generated in future periods. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results are less favorable than current estimates, we revise our estimates downward in future analyses, or we conclude that we expect to generate more state research tax credits than we can utilize for an indefinite period, a valuation allowance may be required with a corresponding adjustment to earnings in the period in which such determination is made. As of March 31, 2013, based upon our estimates, we believe it is more likely than not that we will realize the full benefit of the existing deferred tax asset related to these state research tax credits.

Given the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions and dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in the realizability of deferred tax assets.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $455.5 million as of March 31, 2013 from $538.0 million as of April 1, 2012. As of March 31, 2013 and April 1, 2012, our international subsidiaries held $317.1 million and $351.0 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries as of March 31, 2013 consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and

U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to reinvest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

In March 2013, we entered into a credit agreement which provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions.

Borrowings under the credit facility bear interest, at our option, at either a rate equal to (i) a base rate described in the credit agreement plus an applicable margin based on our leverage ratio (varying from 0.25% to 1.00%) or (ii) an adjusted LIBO rate described in the credit agreement plus an applicable margin based on our leverage ratio (varying from 1.25% to 2.00%). The credit facility also carries a commitment fee equal to the available but unused borrowing multiplied by an applicable margin based on our leverage ratio and the average daily used amount of the commitments (varying from 0.20% to 0.35%).

The credit agreement includes financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum liquidity. The credit agreement also contains other customary affirmative and negative covenants and events of default.

There were no borrowings outstanding under the credit agreement as of March 31, 2013.

Operating, Investing and Financing Activities

Cash provided by operating activities decreased to $97.2 million for fiscal 2013 from $166.2 million for fiscal 2012. Operating cash flow for fiscal 2013 consisted of our net income of $73.1 million and net non-cash expenses of $62.9 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $38.8 million. The changes in operating assets and liabilities included a $37.3 million decrease in accrued taxes and a $10.6 million decrease in accounts receivable. The decrease in accrued taxes was primarily due to tax payments associated with the settlement of a significant matter in the IRS examination. The decrease in accounts receivable was primarily due to the timing of cash collections and a decrease in net revenues.

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

Cash used in investing activities was $36.4 million for fiscal 2013 and consisted of $46.8 million of purchases of property and equipment, partially offset by $10.4 million of net proceeds from sales and maturities of available-for-sale securities. Cash used in investing activities was $47.8 million for fiscal 2012 and consisted of $140.0 million of net purchases of available-for-sale securities and $32.8 million of purchases of property and equipment, partially offset by $125.0 million of proceeds from the sale of the IB Business. Cash used in investing activities was $74.8 million for fiscal 2011 and consisted primarily of $75.7 million of net purchases of available-for-sale securities and $23.3 million of purchases of property and equipment, partially offset by $23.8 million of proceeds from the disposition of trading securities.

We expect capital expenditures to increase in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $129.7 million for fiscal 2013 and consisted of our purchase of $131.4 million of common stock under our stock repurchase program, $5.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, and $1.1 million for debt issuance costs related to our new revolving credit facility, partially offset by $8.4 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. Cash used in financing activities was $101.7 million for fiscal 2012 and consisted of our purchase of $126.9 million of common stock under our stock repurchase programs and $5.5 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $30.7 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards. Cash used in financing activities was $158.2 million for fiscal 2011 and consisted of our purchase of $189.2 million of common stock under our stock repurchase programs and $6.8 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $37.8 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of March 31, 2013, we had repurchased a total of 122.2 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.89 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $59.3 million as of March 31, 2013.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of March 31, 2013, and their impact on our cash flows in future fiscal years, is as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Operating leases	$9.2	$5.8	$2.1	$1.9	$1.9	$0.2	$21.1
Non-cancelable purchase obligations	22.4	—	—	—	—	—	22.4

	$31.6	$5.8	$2.1	$1.9	$1.9	$0.2	$43.5

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $10.8 million as of March 31, 2013. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Stock-Based Compensation

We recognize compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under our Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the measurement date, which is generally the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense for awards that are subject to only a service condition on a straight-line basis over the requisite service period for the entire award, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. For all other stock-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, we use a combination of (i) historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option, and (ii) implied volatility, utilizing market data of actively traded options on our common stock. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility. We also believe that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock. Changes in the subjective assumptions can materially affect the estimated fair value of stock-based awards.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Income tax positions taken or expected to be taken in a tax return are recognized in the first reporting period that it is more likely than not the tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We record potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

A valuation allowance is recorded when it is more likely than not that some or all of a deferred tax asset will not be realized. Significant judgment and estimates are required in determining whether a valuation allowance is recorded. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Our estimates and projections require significant judgment and are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results are less favorable than current estimates, or we revise our estimates downward in future analyses, a valuation allowance may be required with a corresponding adjustment to earnings in the period in which such determination is made.

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

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We perform the annual test for impairment as of the first day of our fourth fiscal quarter. During the annual goodwill impairment test in fiscal 2013, we completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value. Based on this impairment test, we believe that we have no at-risk goodwill.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2013, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of March 31, 2013 consists of $360.0 million of securities that are classified as available-for-sale. As of March 31, 2013, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of March 31, 2013 and April 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 31, 2013 and April 1, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

May 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited QLogic Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of March 31, 2013 and April 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2013, and our report dated May 23, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

May 23, 2013

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and April 1, 2012

	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$95,532	$164,516
Marketable securities	359,974	373,439
Accounts receivable, less allowance for doubtful accounts of $1,196 and $1,446 as of March 31, 2013 and April 1, 2012, respectively	66,135	76,588
Inventories	20,160	19,724
Deferred tax assets	13,036	16,780
Other current assets	24,381	35,842

Total current assets	579,218	686,889
Property and equipment, net	96,336	78,010
Goodwill	110,976	110,976
Purchased intangible assets, net	4,054	5,277
Deferred tax assets	31,992	30,558
Other assets	2,587	1,708

	$825,163	$913,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,668	$34,198
Accrued compensation	27,453	28,326
Accrued taxes	4,559	2,799
Deferred revenue	4,676	6,504
Other current liabilities	7,651	9,390

Total current liabilities	74,007	81,217
Accrued taxes	10,772	64,853
Other liabilities	6,107	7,505

Total liabilities	90,886	153,575

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 212,145,000 and 210,688,000 shares issued as of March 31, 2013 and April 1, 2012, respectively	212	211
Additional paid-in capital	932,557	901,734
Retained earnings	1,690,337	1,617,201
Accumulated other comprehensive income	1,887	1,033
Treasury stock, at cost: 122,185,000 and 111,911,000 shares as of March 31, 2013 and April 1, 2012, respectively	(1,890,716)	(1,760,336)

Total stockholders’ equity	734,277	759,843

	$825,163	$913,418

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended March 31, 2013, April 1, 2012 and April 3, 2011

	2013	2012	2011
	(In thousands, except per share amounts)
Net revenues	$484,538	$558,608	$558,375
Cost of revenues	159,180	177,704	176,959

Gross profit	325,358	380,904	381,416

Operating expenses:
Engineering and development	156,097	138,768	125,219
Sales and marketing	78,512	77,370	73,965
General and administrative	32,899	35,299	34,148
Special charges	—	—	373

Total operating expenses	267,508	251,437	233,705

Operating income	57,850	129,467	147,711
Interest and other income, net	4,007	3,959	5,187

Income from continuing operations before income taxes	61,857	133,426	152,898
Income tax expense (benefit)	(11,704)	13,983	11,552

Income from continuing operations	73,561	119,443	141,346

Discontinued operations:
Income (loss) from operations, net of income taxes	(425)	910	(2,256)
Gain on sale, net of income taxes	—	109,083	—

Income (loss) from discontinued operations	(425)	109,993	(2,256)

Net income	$73,136	$229,436	$139,090

Income from continuing operations per share:
Basic	$0.79	$1.17	$1.31

Diluted	$0.78	$1.16	$1.29

Income (loss) from discontinued operations per share:
Basic	$(0.01)	$1.08	$(0.02)

Diluted	$—	$1.07	$(0.02)

Net income per share:
Basic	$0.78	$2.25	$1.29

Diluted	$0.78	$2.23	$1.27

Number of shares used in per share calculations:
Basic	93,560	101,766	107,647

Diluted	93,998	102,711	109,192

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended March 31, 2013, April 1, 2012 and April 3, 2011

	2013	2012	2011
	(In thousands)
Net income	$73,136	$229,436	$139,090
Other comprehensive income, net of income taxes:
Changes in unrealized gains on marketable securities	974	487	(932)
Foreign currency translation adjustments	(120)	(68)	340

Total other comprehensive income (loss)	854	419	(592)

Comprehensive income	$73,990	$229,855	$138,498

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2013, April 1, 2012 and April 3, 2011

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Outstanding Shares	Amount
	(In thousands)
Balance at March 28, 2010	112,307	$205	$778,853	$1,248,675	$1,206	$(1,445,600)	$583,339
Net income	—	—	—	139,090	—	—	139,090
Issuance of common stock under stock-based awards	3,149	3	29,881	—	—	—	29,884
Increase in excess tax benefits from stock-based awards	—	—	805	—	—	—	805
Stock-based compensation	—	—	35,007	—	—	—	35,007
Other comprehensive loss	—	—	—	—	(592)	—	(592)
Purchases of treasury stock	(10,739)	—	—	—	—	(186,369)	(186,369)

Balance at April 3, 2011	104,717	208	844,546	1,387,765	614	(1,631,969)	601,164
Net income	—	—	—	229,436	—	—	229,436
Issuance of common stock under stock-based awards	2,646	3	24,485	—	—	—	24,488
Increase in excess tax benefits from stock-based awards	—	—	111	—	—	—	111
Stock-based compensation	—	—	32,592	—	—	—	32,592
Other comprehensive income	—	—	—	—	419	—	419
Purchases of treasury stock	(8,586)	—	—	—	—	(128,367)	(128,367)

Balance at April 1, 2012	98,777	211	901,734	1,617,201	1,033	(1,760,336)	759,843
Net income	—	—	—	73,136	—	—	73,136
Issuance of common stock under stock-based awards	1,457	1	2,614	—	—	—	2,615
Decrease in excess tax benefits from stock-based awards	—	—	(2,154)	—	—	—	(2,154)
Stock-based compensation	—	—	30,363	—	—	—	30,363
Other comprehensive income	—	—	—	—	854	—	854
Purchases of treasury stock	(10,274)	—	—	—	—	(130,380)	(130,380)

Balance at March 31, 2013	89,960	$212	$932,557	$1,690,337	$1,887	$(1,890,716)	$734,277

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2013, April 1, 2012 and April 3, 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$73,136	$229,436	$139,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,630	31,641	34,400
Stock-based compensation	30,363	32,592	35,007
Deferred income taxes	(110)	(4,813)	4,425
Gain on sale of business	—	(103,509)	—
Other non-cash items	3,954	5,946	1,341
Changes in operating assets and liabilities, net of disposition:
Accounts receivable	10,635	(6,533)	3,113
Inventories	(436)	(843)	(7,528)
Other assets	(3,346)	361	770
Accounts payable	(3,555)	(4,908)	(3,192)
Accrued compensation	(873)	2,468	3,705
Accrued taxes, net	(37,314)	(16,265)	(15,522)
Other liabilities	(3,919)	590	(5,052)

Net cash provided by operating activities	97,165	166,163	190,557

Cash flows from investing activities:
Purchases of available-for-sale securities	(298,621)	(573,635)	(278,878)
Proceeds from sales and maturities of available-for-sale securities	308,947	433,644	203,160
Proceeds from disposition of trading securities	—	—	23,800
Distributions from other investment securities	—	—	329
Purchases of property and equipment	(46,765)	(32,731)	(23,260)
Proceeds from sale of business	—	124,969	—

Net cash used in investing activities	(36,439)	(47,753)	(74,849)

Cash flows from financing activities:
Payments for debt issuance costs	(1,076)	—	—
Proceeds from issuance of common stock under stock-based awards	8,250	29,961	36,090
Excess tax benefits from stock-based awards	177	708	1,674
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,635)	(5,473)	(6,780)
Purchases of treasury stock	(131,426)	(126,870)	(189,220)

Net cash used in financing activities	(129,710)	(101,674)	(158,236)

Net increase (decrease) in cash and cash equivalents	(68,984)	16,736	(42,528)
Cash and cash equivalents at beginning of year	164,516	147,780	190,308

Cash and cash equivalents at end of year	$95,532	$164,516	$147,780

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds received	$23,434	$25,311	$17,000

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) designs and supplies high performance network infrastructure products that provide, enhance and manage computer data communication. The Company’s products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking. The Company’s products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks (LAN), and converged networks. The Company’s products primarily consist of adapters, switches, storage routers and application-specific integrated circuits (ASICs) and are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.

The Company classifies its products into three broad categories: Host Products, Network Products and Silicon Products. Host Products consist primarily of Fibre Channel adapters, Fibre Channel over Ethernet (FCoE) converged network adapters, 10Gb Ethernet adapters, and FabricCache adapters. Network Products consist of blade, edge and high-port count modular-chassis Fibre Channel switches, Fibre Channel virtualized pass-through modules, universal access point switches, Enhanced Ethernet pass-through modules and storage routers. Silicon Products consist of ASICs, comprised primarily of Fibre Channel controllers, converged network controllers, Ethernet controllers, converged switch controllers, and converged LAN on Motherboard (cLOM) controllers.

Principles of Consolidation

The consolidated financial statements include the financial statements of QLogic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Reporting Period

The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2013 and 2012 each comprised fifty-two weeks and ended on March 31, 2013 and April 1, 2012, respectively. Fiscal year 2011 comprised fifty-three weeks and ended on April 3, 2011.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining whether a group of assets disposed or to be disposed of meets the criteria for presentation as discontinued operations and in identifying the appropriate amounts to present as discontinued operations. In addition, significant judgment is required in determining the Company’s tax filing positions and the related assessment of recognition and measurement of uncertain tax positions as well as determining whether a valuation allowance related to a deferred tax asset should be recorded. Additionally, significant judgment is required in determining whether a potential indicator of impairment of the Company’s long-lived assets exists and in estimating future cash flows for the purpose of any necessary impairment tests. If management’s estimates differ materially from actual results, the Company’s future results of operations will be affected.

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

For those sales that include multiple deliverables, the Company allocates revenue based on the relative selling price of the individual components. When more than one element, such as hardware and services, are contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (VSOE) of the selling price, if it exists. In order to establish VSOE of the selling price, the Company must regularly sell the product and/or service on a standalone basis with a substantial majority of the sales priced within a relatively narrow range. If VSOE of the selling price cannot be determined, the Company then considers third party evidence (TPE) of the selling price. Generally, the Company is not able to determine TPE due to the lack of similar products and services sold by other companies within the industry. If neither VSOE nor TPE exists, the Company determines the estimated selling price based on multiple factors including, but not limited to, cost, gross margin, market conditions and pricing practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each deliverable.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under its Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the measurement date, which is generally the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense for awards that are subject to only a service condition on a straight-line basis over the requisite service period for the entire award, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. For all other stock-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The determination of fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, the Company uses a combination of (i) historical volatility, calculated based on the daily closing prices of its common stock over a period equal to the expected term of the option, and (ii) implied volatility, utilizing market data of actively traded options on its common stock.

Research and Development

Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

Advertising Costs

The Company expenses all advertising costs as incurred and such costs were not material to the consolidated statements of income for all periods presented.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Income tax positions taken or expected to be taken in a tax return are recognized in the first reporting period that it is more likely than not the tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and the Company’s

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions, or changes in its assumptions in future periods, are recorded in the period they become known. The Company records potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

A valuation allowance is recorded when it is more likely than not that some or all of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company’s estimates and projections require significant judgment and are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses.

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

The Company sells its products to OEMs and distributors throughout the world. As of March 31, 2013, the Company had four customers that each individually accounted for 10% or more of the Company’s accounts receivable. As of April 1, 2012, the Company had three customers that individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs or manufacturing subcontractors of servers and workstations, accounted for an aggregate of 74% and 68% of the Company’s accounts receivable as of March 31, 2013 and April 1, 2012, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

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

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Management determined that the Company has a single reporting unit for the purpose of testing goodwill for impairment. The Company performs the annual test for impairment as of the first day of its fourth fiscal quarter.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of revolving credit facilities are capitalized and amortized to interest expense on a straight-line basis over the term of the related agreement.

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

Note 2. Discontinued Operations

On February 29, 2012, the Company completed the sale of the product lines and certain assets associated with its InfiniBand business to Intel Corporation and received $125.0 million in cash. In addition, Intel agreed to assume certain liabilities related to the IB Business. The assets sold consisted primarily of intellectual property, inventories and property and equipment. The Company allocated $8.8 million of the carrying value of its goodwill to the IB Business and wrote off this amount as part of the sale. The allocated amount was determined on a pro rata basis based on the consideration received from the sale of the IB Business and the fair value of the reporting unit as of the date the IB Business was sold.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2013	2012	2011
	(In thousands)
Net revenues	$421	$36,199	$38,824
Loss from operations before income taxes	$(690)	$(2,913)	$(8,115)

Note 3. Investment Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2013
U.S. government and agency securities	$113,033	$327	$(1)	$113,359
Corporate debt obligations	153,460	1,429	(30)	154,859
Mortgage-backed securities	50,852	473	(44)	51,281
Municipal bonds	39,661	211	—	39,872
Other debt securities	602	1	—	603

	$357,608	$2,441	$(75)	$359,974

April 1, 2012
U.S. government and agency securities	$141,680	$257	$(78)	$141,859
Corporate debt obligations	166,763	1,071	(166)	167,668
Asset and mortgage-backed securities	46,395	272	(73)	46,594
Municipal bonds	16,548	22	(2)	16,568
Other debt securities	750	—	—	750

	$372,136	$1,622	$(319)	$373,439

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities as of March 31, 2013, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$62,900	$63,031
Due after one year through three years	186,188	187,252
Due after three years through five years	63,464	63,781
Due after five years	45,056	45,910

	$357,608	$359,974

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and April 1, 2012.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2013
U.S. government and agency securities	$4,502	$(1)	$—	$—	$4,502	$(1)
Corporate debt obligations	24,203	(30)	—	—	24,203	(30)
Mortgage-backed securities	10,048	(44)	—	—	10,048	(44)

	$38,753	$(75)	$—	$—	$38,753	$(75)

April 1, 2012
U.S. government and agency securities	$76,239	$(78)	$—	$—	$76,239	$(78)
Corporate debt obligations	66,997	(166)	—	—	66,997	(166)
Asset and mortgage-backed securities	12,996	(69)	139	(4)	13,135	(73)
Municipal bonds	1,978	(2)	—	—	1,978	(2)

	$158,210	$(315)	$139	$(4)	$158,349	$(319)

As of March 31, 2013 and April 1, 2012, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 31, 2013 and April 1, 2012, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trading Securities

Until full liquidation of the Company’s portfolio of trading securities during fiscal 2011, the Company’s trading securities included investments in auction rate securities (ARS). During late fiscal 2008, the market auctions of many ARS began to fail, including auctions for the ARS held by the Company. In November 2008, the Company entered into an agreement with the broker for all of the ARS held by the Company, which provided the Company with certain rights (ARS Rights), in exchange for the release of potential claims and damages against the broker. The ARS Rights entitled the Company to sell the related ARS back to the broker for a price specified in the agreement. The ARS Rights agreement resulted in put options that were recognized as free standing assets separate from the ARS. The Company elected to measure the put options at fair value and classified these financial instruments as trading securities.

During fiscal 2011, the Company received $9.3 million of proceeds in connection with the redemption of certain ARS by the respective issuers and $14.5 million of proceeds related to the exercise of the ARS Rights.

Note 4. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value. The first two levels of inputs are considered observable and the last unobservable. A description of the three levels of inputs is as follows:

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

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis as of March 31, 2013 and April 1, 2012 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2013
Cash and cash equivalents	$95,098	$434	$—	$95,532

Marketable securities:
U.S. government and agency securities	113,359	—	—	113,359
Corporate debt obligations	—	154,859	—	154,859
Mortgage-backed securities	—	51,281	—	51,281
Municipal bonds	—	39,872	—	39,872
Other debt securities	—	603	—	603

	113,359	246,615	—	359,974

	$208,457	$247,049	$—	$455,506

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
April 1, 2012
Cash and cash equivalents	$162,266	$2,250	$—	$164,516

Marketable securities:
U.S. government and agency securities	141,859	—	—	141,859
Corporate debt obligations	—	167,668	—	167,668
Asset and mortgage-backed securities	—	46,594	—	46,594
Municipal bonds	—	16,568	—	16,568
Other debt securities	—	750	—	750

	141,859	231,580	—	373,439

	$304,125	$233,830	$—	$537,955

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

Note 5. Inventories

Components of inventories are as follows:

	2013	2012
	(In thousands)
Raw materials	$2,039	$3,743
Finished goods	18,121	15,981

	$20,160	$19,724

Note 6. Property and Equipment

Components of property and equipment are as follows:

	2013	2012
	(In thousands)
Land	$14,656	$11,663
Buildings and improvements	46,462	41,186
Production and test equipment	220,130	193,820
Furniture and fixtures	7,986	7,946

	289,234	254,615
Less accumulated depreciation and amortization	192,898	176,605

	$96,336	$78,010

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Purchased Intangible Assets

Purchased intangible assets consist of the following:

	March 31, 2013			April 1, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Acquisition-related intangibles:
Core/developed technology	$5,400	$3,021	$2,379	$8,900	$5,750	$3,150
Other	1,010	791	219	1,010	589	421

	6,410	3,812	2,598	9,910	6,339	3,571
Other purchased intangibles:
Technology-related	2,713	1,257	1,456	2,713	1,007	1,706

	$9,123	$5,069	$4,054	$12,623	$7,346	$5,277

A summary of the amortization expense, by classification, included in the consolidated statements of income is as follows:

	2013	2012	2011
	(In thousands)
Continuing operations — cost of revenues	$1,223	$1,023	$1,023
Discontinued operations	—	3,160	3,845

	$1,223	$4,183	$4,868

The following table presents the estimated future amortization expense of purchased intangible assets as of March 31, 2013:

Fiscal
(In thousands)
2014	$1,223
2015	1,143
2016	1,172
2017	465
2018	51

$4,054

Note 8. Revolving Credit Facility

In March 2013, the Company entered into a credit agreement (the Credit Agreement) which provides the Company with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the Credit Agreement, the Company may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions.

Borrowings under the credit facility bear interest, at the Company’s option, at either a rate equal to (i) a base rate described in the Credit Agreement plus an applicable margin based on the Company’s leverage ratio (varying from 0.25% to 1.00%) or (ii) an adjusted LIBO rate described in the Credit Agreement plus an applicable margin based on the Company’s leverage ratio (varying from 1.25% to 2.00%). The credit facility also

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carries a commitment fee equal to the available but unused borrowing multiplied by an applicable margin based on the Company’s leverage ratio and the average daily used amount of the commitments (varying from 0.20% to 0.35%).

The Credit Agreement includes financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum liquidity. The Credit Agreement also contains other customary affirmative and negative covenants and events of default.

There were no borrowings outstanding under the Credit Agreement as of March 31, 2013.

Note 9. Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of March 31, 2013 and April 1, 2012, the Company had 212.1 million and 210.7 million shares of common stock issued, respectively. As of March 31, 2013, 29.9 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards and 0.4 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of up to $1.95 billion of the Company’s outstanding common stock, including a program approved in November 2011 authorizing the repurchase of up to $200 million of the Company’s outstanding common stock over a two-year period. During fiscal 2013, the Company purchased 10.3 million shares of its common stock for an aggregate purchase price of $130.4 million. During fiscal 2012, the Company purchased 8.6 million shares of its common stock for an aggregate purchase price of $128.4 million. As of March 31, 2013, the Company had purchased a total of 122.2 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.89 billion.

Repurchased shares have been recorded as treasury shares and will be held unless and until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 10. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock, in an amount between 1% and 10% of compensation, subject to limits specified in the Internal Revenue Code. The total number of shares issued under the ESPP was 740,000, 556,000 and 449,000 during fiscal 2013, 2012 and 2011, respectively.

Stock Incentive Compensation Plans

The Company may grant stock-based awards to employees and directors under the QLogic 2005 Performance Incentive Plan (the 2005 Plan). Shares available for future grant were 9.5 million under the 2005

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan as of March 31, 2013. Prior to the adoption of the 2005 Plan in August 2005, the Company granted options to purchase shares of the Company’s common stock to employees and directors under certain predecessor stock plans. No further awards can be granted under these predecessor plans.

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

Under the terms of the 2005 Plan, as amended, non-employee directors receive grants of stock-based awards upon initial election or appointment to the Board of Directors and upon annual reelection to the Board. The target fair value of such grants is determined by reference to the equity compensation for non-employee directors of the Company’s peer group of companies. The target value is then allocated 50% to a restricted stock unit award and 50% to a non-qualified stock option grant in the case of the initial grant and allocated 70% to a restricted stock unit award and 30% to a non-qualified stock option grant in the case of the annual grant. All stock-based awards granted to non-employee directors have ten-year terms and vest from one to three years from the date of grant.

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at March 28, 2010	24,256	$19.50
Granted	2,829	17.74
Exercised	(2,091)	14.18
Forfeited (cancelled pre-vesting)	(708)	15.42
Expired (cancelled post-vesting)	(2,430)	32.13

Outstanding at April 3, 2011	21,856	18.51
Granted	1,630	15.73
Exercised	(1,544)	14.83
Forfeited (cancelled pre-vesting)	(686)	15.86
Expired (cancelled post-vesting)	(2,245)	24.93

Outstanding at April 1, 2012	19,011	17.91
Granted	1,387	13.67
Exercised	(79)	14.31
Forfeited (cancelled pre-vesting)	(177)	15.82
Expired (cancelled post-vesting)	(3,313)	20.23

Outstanding at March 31, 2013	16,829	$17.14	4.8	$52

Vested and expected to vest at March 31, 2013	16,478	$17.19	4.7	$44

Exercisable at March 31, 2013	13,841	$17.56	4.1	$10

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding and unvested at March 28, 2010	2,514	$14.78
Granted	965	17.79
Vested	(959)	15.31
Forfeited	(249)	15.11

Outstanding and unvested at April 3, 2011	2,271	15.80
Granted	1,656	15.63
Vested	(879)	15.58
Forfeited	(362)	15.82

Outstanding and unvested at April 1, 2012	2,686	15.77
Granted	1,753	13.52
Vested	(1,002)	15.43
Forfeited	(186)	14.94

Outstanding and unvested at March 31, 2013	3,251	$14.71

During fiscal 2013, 2012 and 2011, the Company issued 638,000, 546,000 and 581,000 shares of common stock, respectively, in connection with the vesting of restricted stock units. The difference between the number of restricted stock units vested and the shares of common stock issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

During fiscal 2013, the Company granted 0.2 million restricted stock units with service conditions and either a performance or market condition to certain senior executives, which are not included in the table above. The restricted stock units had a weighted-average grant date fair value of $14.10 per share. The restricted stock units that are earned will vest over four years from the date of grant.

During fiscal 2012, the Company granted 0.2 million restricted stock units with service and performance conditions to certain senior executives, which are not included in the table above. During fiscal 2013, the Company determined that 0.1 million restricted stock units were earned based on performance during fiscal 2012, at which time the restricted stock units had a fair value of $13.85 per share. The restricted stock units earned vest over four years from the date of grant.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

A summary of stock-based compensation expense, by functional line item in the consolidated statements of income, is as follows:

	2013	2012	2011
	(In thousands)
Cost of revenues	$2,372	$2,506	$2,247
Engineering and development	13,584	14,199	14,222
Sales and marketing	6,853	6,667	6,768
General and administrative	7,554	8,316	8,398

Total continuing operations	30,363	31,688	31,635
Discontinued operations	—	904	3,372

	$30,363	$32,592	$35,007

The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2013		2012		2011
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Fair value	$4.97	$2.66	$5.73	$3.49	$6.62	$3.95
Expected volatility	38%	36%	36%	36%	38%	36%
Risk-free interest rate	0.9%	0.1%	1.8%	0.1%	2.1%	0.2%
Expected life (years)	5.5	0.25	5.5	0.25	5.3	0.25
Dividend yield	—	—	—	—	—	—

Restricted stock units granted with (i) a service condition only, or (ii) a service and performance condition, are valued based on the closing market price on the date of grant. Restricted stock units granted with a service and market condition are valued based on a Monte Carlo simulation model on the date of grant.

The Company recognized tax benefits related to stock-based compensation expense for fiscal 2013, 2012 and 2011 of $7.9 million, $7.7 million and $7.1 million, respectively. Stock-based compensation costs capitalized as part of the cost of assets were not material for all periods presented.

As of March 31, 2013, there was $50.9 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 2.4 years.

During fiscal 2013, 2012 and 2011, the grant date fair value of options vested totaled $12.1 million, $16.5 million and $18.5 million, respectively. The intrinsic value of options exercised during fiscal 2013, 2012 and 2011 totaled $0.2 million, $3.8 million and $8.4 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The fair value of restricted stock units vested during fiscal 2013, 2012 and 2011 totaled $14.6 million, $14.4 million and $17.1 million, respectively.

The Company currently issues new shares to deliver common stock under its stock-based award plans.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Employee Retirement Savings Plan

The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code for substantially all U.S. employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. In fiscal 2013, the Company began matching contributions up to 2% of a participant’s compensation. Additionally, the Company periodically authorizes discretionary contributions to the plan. The Company’s matching and discretionary contributions on behalf of its employees totaled $1.2 million, $1.1 million and $0.6 million in fiscal 2013, 2012 and 2011, respectively.

The Company also maintains retirement plans in certain non-U.S. locations. The total expense and total obligation of the Company for these plans were not material to the consolidated financial statements for all periods presented.

Note 12. Interest and Other Income, net

Components of interest and other income, net, are as follows:

	2013	2012	2011
	(In thousands)
Interest income	$3,825	$3,405	$3,561
Gain on sales of available-for-sale securities	1,151	1,839	2,158
Loss on sales of available-for-sale securities	(716)	(809)	(342)
Gain on distributions of other investment securities	—	—	328
Other	(253)	(476)	(518)

	$4,007	$3,959	$5,187

Note 13. Income Taxes

Income before income taxes from continuing operations consists of the following components:

	2013	2012	2011
	(In thousands)
United States	$13,084	$35,733	$55,595
International	48,773	97,693	97,303

	$61,857	$133,426	$152,898

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) from continuing operations are as follows:

	2013	2012	2011
	(In thousands)
Current:
Federal	$(13,374)	$11,054	$(2,726)
State	260	1,279	4,029
Foreign	1,520	1,904	4,645

Total current	(11,594)	14,237	5,948

Deferred:
Federal	3,445	3,360	9,208
State	(3,684)	(4,781)	(2,223)
Foreign	129	1,167	(1,381)

Total deferred	(110)	(254)	5,604

	$(11,704)	$13,983	$11,552

The Company’s income tax benefit from continuing operations for fiscal 2013 was primarily the result of adjustments to certain tax positions subject to an Internal Revenue Service (IRS) examination. These adjustments primarily consist of the settlement of a significant matter in the IRS examination of the Company’s income tax returns for fiscal years 2008 and 2009.

The income tax benefit related to discontinued operations for fiscal 2013, 2012 and 2011 was $0.3 million, $9.4 million and $5.9 million, respectively. The income tax benefit for fiscal 2012 includes a $5.6 million net benefit associated with the sale of the IB Business, including the tax effect of the related liquidation of two domestic subsidiaries which were engaged in the IB Business. In connection with this liquidation, the Company recognized losses for tax purposes related to its investment in these subsidiaries. The tax benefit of these losses was substantially offset by the tax related to the gain on sale of the IB Business. The $5.6 million net tax benefit is included in the gain on sale from discontinued operations, net of income taxes, in the consolidated statement of income for fiscal 2012.

The effect of deferred taxes associated with the change in unrealized gains and losses on the Company’s available-for-sale securities was immaterial for all periods presented and was recorded in other comprehensive income.

A reconciliation of the income tax expense (benefit) with the amount computed by applying the federal statutory tax rate to income from continuing operations before income taxes is as follows:

	2013	2012	2011
	(In thousands)
Expected income tax expense at the statutory rate	$21,650	$46,699	$53,514
State income taxes, net of federal tax benefit	1,581	1,198	3,680
Tax rate differential on foreign earnings and other international related tax items	(14,025)	(30,277)	(31,231)
Benefit from research and other credits	(9,210)	(5,090)	(6,728)
Stock-based compensation	2,414	2,602	3,679
Resolution of prior period tax matters	(14,701)	(2,530)	(10,995)
Other, net	587	1,381	(367)

	$(11,704)	$13,983	$11,552

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets and liabilities are as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$16,968	$19,830
Stock-based compensation	18,036	17,237
Net operating loss carryforwards	12,408	14,635
Research credits	17,103	11,222
Investment securities	1,267	1,386
Other	657	2,828

Total gross deferred tax assets	66,439	67,138
Valuation allowance	(1,239)	(1,540)

Total deferred tax assets, net of valuation allowance	65,200	65,598

Deferred tax liabilities:
State income taxes	9,315	8,266
Property and equipment	6,149	7,044
Research and development expenditures	4,198	2,924
Purchased intangible assets	510	26

Total deferred tax liabilities	20,172	18,260

Net deferred tax assets	$45,028	$47,338

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the full benefit of the existing deferred tax assets as of March 31, 2013, except for the deferred tax assets related to certain investment securities and capital loss carryovers. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The Company’s deferred tax assets related to investment securities and capital loss carryovers consist primarily of temporary differences related to other-than-temporary impairments on the Company’s investment securities and realized losses on dispositions of investment securities that are subject to limitations on deductibility. As a result of limitations on the deductibility of capital losses and other factors, management is currently unable to assert that it is more likely than not that the Company will realize the full benefit of these deferred tax assets. Accordingly, the Company had previously recorded a valuation allowance against these deferred tax assets. The balance of this valuation allowance was $1.2 million as of March 31, 2013 and $1.5 million as of April 1, 2012.

As of March 31, 2013, the Company has a deferred tax asset, net of federal benefit, of $10.9 million related to state research tax credit carryforwards. These state tax credits have no expiration date and may be carried forward indefinitely. The determination of whether it is more likely than not that the Company will realize the full benefit of its deferred tax assets, including the deferred tax asset related to the state research tax credits, requires significant judgment and estimates. These estimates may include projections of future taxable income by tax jurisdiction and the amount of tax credits to be generated in future periods. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If the Company’s actual results are less favorable than

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current estimates, the Company revises its estimates downward in future analyses, or the Company concludes it expects to generate more state research tax credits than it can utilize for an indefinite period, a valuation allowance may be required with a corresponding adjustment to earnings in the period in which such determination is made. As of March 31, 2013, based upon the Company’s estimates, management believes it is more likely than not that the Company will realize the full benefit of the existing deferred tax asset related to these state research tax credits.

As of March 31, 2013, the Company has federal net operating loss carryforwards of $15.9 million, which will expire between fiscal 2027 and 2029, if not utilized, and state net operating loss carryforwards of $79.9 million, which will expire between fiscal 2017 and 2032, if not utilized. The net operating loss carryforwards relating to acquired companies are subject to limitations on the timing of utilization. The Company also has state capital loss carryovers of $58.7 million, which will expire between fiscal 2014 and 2017, if not utilized, and state research tax credit carryforwards of $16.8 million, which have no expiration date.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of March 31, 2013, the cumulative amount of undistributed earnings of the Company’s foreign subsidiaries was $327.8 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

During the fourth quarter of fiscal 2013, the Company effectively settled a matter with the IRS related to the examination of the Company’s income tax returns for fiscal years 2008 and 2009. This settlement was for an amount less than the Company had previously accrued for this tax position. As a result, the Company recorded an income tax benefit of $9.5 million. In connection with this settlement, the Company paid federal and state income tax payments totaling $32.8 million in fiscal 2013.

Also during the fourth quarter of fiscal 2013, the Company obtained additional information related to other matters under examination by the IRS. Based on this new information, the Company reassessed the largest amount of tax benefit that is greater than 50% likely of being realized related to these tax positions. As a result, the Company reduced the related liability for unrecognized tax benefits and recorded a corresponding income tax benefit of $4.8 million.

In April 2013, the Company settled all open matters relating to the IRS examination of the Company’s income tax returns for fiscal years 2008 and 2009 without material adjustment and is no longer subject to federal income tax examinations for years prior to fiscal 2010. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years prior to fiscal 2008.

A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2013	2012
	(In thousands)
Balance at beginning of year	$58,384	$57,510
Additions based on tax positions related to the current year	1,470	3,581
Additions for tax positions of prior years	183	140
Reductions for tax positions of prior years	(20,547)	(76)
Decreases relating to settlements with taxing authorities	(29,906)	—
Lapses of statute of limitations	—	(2,771)

Balance at end of year	$9,584	$58,384

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the unrecognized tax benefits as of March 31, 2013 were recognized, $8.4 million, net of $1.2 million of tax benefits from state income taxes, would favorably affect the Company’s effective income tax rate.

In addition to the unrecognized tax benefits noted above, the Company had accrued $1.2 million and $6.5 million of interest expense and penalties as of March 31, 2013 and April 1, 2012, respectively. The Company recognized interest expense, net of the related tax effect, and penalties aggregating $1.0 million, $1.0 million and $0.1 million during fiscal 2013, 2012 and 2011, respectively.

It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $3.3 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2014.

Note 14. Income per Share

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	2013	2012	2011
	(In thousands, except per share amounts)
Income from continuing operations	$73,561	$119,443	$141,346

Shares:
Weighted-average shares outstanding — basic	93,560	101,766	107,647
Dilutive potential common shares, using treasury stock method	438	945	1,545

Weighted-average shares outstanding — diluted	93,998	102,711	109,192

Income from continuing operations per share:
Basic	$0.79	$1.17	$1.31

Diluted	$0.78	$1.16	$1.29

Stock-based awards, including stock options and restricted stock units, representing 18.4 million, 16.6 million and 14.5 million shares of common stock have been excluded from the diluted per share calculations for fiscal 2013, 2012 and 2011, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of March 31, 2013 is as follows:

Fiscal Year
(In thousands)
2014	$9,221
2015	5,753
2016	2,136
2017	1,891
2018	1,928
Thereafter	163

Total future minimum lease payments	$21,092

Rent expense for fiscal 2013, 2012 and 2011 was $10.6 million, $10.9 million and $9.4 million, respectively.

Contingencies

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Components

A summary of net revenues by product category is as follows:

	2013	2012	2011
	(In thousands)
Host Products	$369,919	$429,820	$422,143
Network Products	75,381	72,541	85,244
Silicon Products	39,238	56,247	50,988

	$484,538	$558,608	$558,375

Geographic Revenues

Revenues by geographic area are presented based upon the ship-to location of the customer. Net revenues by geographic area are as follows:

	2013	2012	2011
	(In thousands)
United States	$209,590	$239,198	$244,717
Asia-Pacific and Japan	158,075	178,715	155,165
Europe, Middle East and Africa	92,695	113,873	125,413
Rest of world	24,178	26,822	33,080

	$484,538	$558,608	$558,375

The United States and China are the only countries that represented 10% or more of net revenues for the years presented. Net revenues from customers in China were $65.0 million, $72.6 million and $76.7 million for fiscal 2013, 2012 and 2011, respectively.

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues is as follows:

	2013	2012	2011
Hewlett-Packard	24%	27%	26%
IBM	20%	18%	19%
Dell	12%	11%	11%

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2013 and 2012:

	Three Months Ended (1)
	June	September	December	March (2) (3)
	(In thousands, except per share amounts)
Fiscal 2013:
Net revenues	$130,371	$117,867	$119,386	$116,914
Gross profit	87,058	78,887	80,297	79,116
Operating income	20,041	12,985	14,424	10,400
Income from continuing operations	18,441	11,780	13,705	29,635
Net income	18,386	11,874	13,241	29,635
Income from continuing operations per share:
Basic	0.19	0.13	0.15	0.33
Diluted	0.19	0.13	0.15	0.33
Net income per share:
Basic	0.19	0.13	0.14	0.33
Diluted	0.19	0.13	0.14	0.33
Fiscal 2012:
Net revenues	$144,481	$136,275	$142,779	$135,073
Gross profit	99,613	92,930	97,013	91,348
Operating income	35,877	30,502	34,123	28,965
Income from continuing operations	34,196	26,507	29,221	29,519
Net income	32,426	28,654	30,025	138,331
Income from continuing operations per share:
Basic	0.33	0.26	0.29	0.30
Diluted	0.32	0.26	0.29	0.29
Net income per share:
Basic	0.31	0.28	0.30	1.40
Diluted	0.31	0.28	0.30	1.37

(1)	The statement of operations data for all periods presented reflects the operating results of the InfiniBand business as discontinued operations.

(2)	During the three months ended March 31, 2013, the Company recorded $14.3 million of income tax benefits associated with adjustments to certain tax positions subject to an IRS examination and $5.0 million related to the retroactive reinstatement of the federal research tax credit.

(3)	During the three months ended April 1, 2012, the Company recorded a gain on sale from discontinued operations, net of income taxes, of $109.1 million related to the divestiture of its InfiniBand business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of March 31, 2013.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 38 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2013, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the Code of Ethics) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2013, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2013, for information required under this Item 12. Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2013, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2013, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended March 31, 2013, April 1, 2012 and April 3, 2011 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended March 31, 2013, April 1, 2012 and April 3, 2011 is filed as part of this report and is incorporated herein by reference:

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

QLOGIC CORPORATION

By:	/s/ JEAN HU
Jean Hu
Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer

Date: May 23, 2013

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Jean Hu, as attorney-in-fact, to sign on his or her behalf and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive, Financial and Accounting Officer:

/s/ JEAN HU Jean Hu	Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer	May 23, 2013

/s/ H.K. DESAI H.K. Desai	Executive Chairman and Chairman of the Board	May 23, 2013

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	May 23, 2013

/s/ CHRISTINE KING Christine King	Director	May 23, 2013

/s/ KATHRYN B. LEWIS Kathryn B. Lewis	Director	May 23, 2013

/s/ D. SCOTT MERCER D. Scott Mercer	Director	May 23, 2013

/s/ GEORGE D. WELLS George D. Wells	Director	May 23, 2013

/s/ WILLIAM M. ZEITLER William M. Zeitler	Director	May 23, 2013

SCHEDULE II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses or Revenues	Deductions: Amounts Written Off, Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended March 31, 2013:
Allowance for doubtful accounts	$1,446	$(182)	$68	$1,196
Sales returns and allowances	$4,861	$31,653	$31,767	$4,747

Year ended April 1, 2012:
Allowance for doubtful accounts	$1,536	$79	$169	$1,446
Sales returns and allowances	$7,856	$35,170	$38,165	$4,861

Year ended April 3, 2011:
Allowance for doubtful accounts	$1,505	$54	$23	$1,536
Sales returns and allowances	$8,276	$29,208	$29,628	$7,856

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement dated January 20, 2012, by and between QLogic Corporation and Intel Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 25, 2012).

3.1	Certificate of Incorporation of QLogic Corporation, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2012).

3.2	Amended and Restated By-Laws of QLogic Corporation, as adopted on February 9, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2012).

10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.2	QLogic Corporation Stock Awards Plan, as amended (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006).*

10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, as amended.*

10.5	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2009).*

10.6	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012).*

10.7	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective February 10, 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended April 3, 2011).*

10.8	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective October 31, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012).*

10.9	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008).*

10.10	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008).*

10.11	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan Amended and Restated Effective June 4, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).*

Exhibit No.	Description

10.12	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.13	Employment Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.14	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.15	Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.16	Terms and Conditions of FY2012 Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011).*

10.17	Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).*

10.18	Amendment No. 2 to Change in Control Severance Agreement, dated December 20, 2012, by and between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.19	Amendment to Employment Agreement, dated December 20, 2012, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.20	Amendment No. 2 to Change in Control Severance Agreement, dated December 20, 2012, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.21	Credit Agreement, dated as of March 20, 2013, by and among QLogic Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.