Form 10-Q
period 2013-06-30
QLOGIC CORP
filed 2013-08-01
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, 87,689,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$94,552	$95,532
Marketable securities	337,317	359,974
Accounts receivable, less allowance for doubtful accounts of $1,222 and $1,196 as of June 30, 2013 and March 31, 2013, respectively	69,271	66,135
Inventories	17,108	20,160
Deferred tax assets	13,307	13,036
Other current assets	28,875	24,381

Total current assets	560,430	579,218
Property and equipment, net	94,086	96,336
Goodwill	110,976	110,976
Purchased intangible assets, net	3,748	4,054
Deferred tax assets	25,630	31,992
Other assets	2,496	2,587

	$797,366	$825,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,936	$29,668
Accrued compensation	22,079	27,453
Accrued taxes	3,217	4,559
Deferred revenue	4,623	4,676
Other current liabilities	14,414	7,651

Total current liabilities	71,269	74,007
Accrued taxes	10,845	10,772
Other liabilities	6,240	6,107

Total liabilities	88,354	90,886

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 212,982,000 and 212,145,000 shares issued as of June 30, 2013 and March 31, 2013, respectively	213	212
Additional paid-in capital	937,378	932,557
Retained earnings	1,687,287	1,690,337
Accumulated other comprehensive income (loss)	(722)	1,887
Treasury stock, at cost: 124,599,000 and 122,185,000 shares as of June 30, 2013 and March 31, 2013, respectively	(1,915,144)	(1,890,716)

Total stockholders’ equity	709,012	734,277

	$797,366	$825,163

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2013	July 1, 2012
	(Unaudited; In thousands, except per share amounts)
Net revenues	$113,116	$130,371
Cost of revenues	36,619	43,313

Gross profit	76,497	87,058

Operating expenses:
Engineering and development	40,387	39,458
Sales and marketing	19,413	18,886
General and administrative	7,739	8,673
Special charges	12,033	—

Total operating expenses	79,572	67,017

Operating income (loss)	(3,075)	20,041
Interest and other income, net	773	1,078

Income (loss) from continuing operations before income taxes	(2,302)	21,119
Income taxes	748	2,678

Income (loss) from continuing operations	(3,050)	18,441
Loss from discontinued operations, net of income taxes	—	(55)

Net income (loss)	$(3,050)	$18,386

Income (loss) from continuing operations per share:
Basic	$(0.03)	$0.19

Diluted	$(0.03)	$0.19

Loss from discontinued operations per share:
Basic	$—	$—

Diluted	$—	$—

Net income (loss) per share:
Basic	$(0.03)	$0.19

Diluted	$(0.03)	$0.19

Number of shares used in per share calculations:
Basic	89,146	97,405

Diluted	89,146	98,369

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30, 2013	July 1, 2012
	(Unaudited; In thousands)
Net income (loss)	$(3,050)	$18,386
Other comprehensive income, net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	(1,921)	246
Net realized gains reclassified into earnings	(394)	(104)

	(2,315)	142
Foreign currency translation adjustments	(294)	(218)

Total other comprehensive loss	(2,609)	(76)

Comprehensive income (loss)	$(5,659)	$18,310

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30, 2013	July 1, 2012
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,050)	$18,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,806	6,572
Stock-based compensation	8,171	9,277
Deferred income taxes	5,403	(2,254)
Impairment of property and equipment	2,429	—
Other non-cash items	345	809
Changes in operating assets and liabilities:
Accounts receivable	(3,169)	(2,224)
Inventories	3,052	(2,429)
Other assets	(210)	(2,240)
Accounts payable	(289)	661
Accrued compensation	(5,374)	(7,895)
Accrued taxes, net	(5,366)	3,108
Other liabilities	6,843	5,245

Net cash provided by operating activities	16,591	27,016

Cash flows from investing activities:
Purchases of available-for-sale securities	(89,318)	(72,440)
Proceeds from sales and maturities of available-for-sale securities	108,609	65,799
Purchases of property and equipment	(10,111)	(9,486)

Net cash provided by (used in) investing activities	9,180	(16,127)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	1,963	2,847
Excess tax benefits from stock-based awards	5	126
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,280)	(5,349)
Purchases of treasury stock	(24,428)	(55,977)
Payments for credit facility commitment fee	(11)	—

Net cash used in financing activities	(26,751)	(58,353)

Net decrease in cash and cash equivalents	(980)	(47,464)
Cash and cash equivalents at beginning of period	95,532	164,516

Cash and cash equivalents at end of period	$94,552	$117,052

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, marketable securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Certain immaterial reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2013
U.S. government and agency securities	$92,577	$130	$(249)	$92,458
Corporate debt obligations	151,342	950	(648)	151,644
Mortgage-backed securities	53,212	185	(466)	52,931
Municipal bonds	39,883	17	(211)	39,689
Other debt securities	600	—	(5)	595

	$337,614	$1,282	$(1,579)	$337,317

March 31, 2013
U.S. government and agency securities	$113,033	$327	$(1)	$113,359
Corporate debt obligations	153,460	1,429	(30)	154,859
Mortgage-backed securities	50,852	473	(44)	51,281
Municipal bonds	39,661	211	—	39,872
Other debt securities	602	1	—	603

	$357,608	$2,441	$(75)	$359,974

The amortized cost and estimated fair value of debt securities as of June 30, 2013, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$91,669	$91,825
Due after one year through three years	146,200	146,284
Due after three years through five years	58,173	57,246
Due after five years	41,572	41,962

	$337,614	$337,317

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and March 31, 2013.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013
U.S. government and agency securities	$39,004	$(249)	$—	$—	$39,004	$(249)
Corporate debt obligations	70,496	(648)	—	—	70,496	(648)
Mortgage-backed securities	33,607	(463)	373	(3)	33,980	(466)
Municipal bonds	28,653	(211)	—	—	28,653	(211)
Other debt securities	595	(5)	—	—	595	(5)

	$172,355	$(1,576)	$373	$(3)	$172,728	$(1,579)

March 31, 2013
U.S. government and agency securities	$4,502	$(1)	$—	$—	$4,502	$(1)
Corporate debt obligations	24,203	(30)	—	—	24,203	(30)
Mortgage-backed securities	10,048	(44)	—	—	10,048	(44)

	$38,753	$(75)	$—	$—	$38,753	$(75)

As of June 30, 2013 and March 31, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 30, 2013 and March 31, 2013, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

Realized gains and losses reclassified from accumulated other comprehensive income are included in interest and other income, net, in the condensed consolidated statements of operations.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2013 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2013
Cash and cash equivalents	$90,899	$3,653	$—	$94,552
Marketable securities:
U.S. government and agency securities	92,458	—	—	92,458
Corporate debt obligations	—	151,644	—	151,644
Mortgage-backed securities	—	52,931	—	52,931
Municipal bonds	—	39,689	—	39,689
Other debt securities	—	595	—	595

	92,458	244,859	—	337,317

	$183,357	$248,512	$—	$431,869

March 31, 2013
Cash and cash equivalents	$95,098	$434	$—	$95,532
Marketable securities:
U.S. government and agency securities	113,359	—	—	113,359
Corporate debt obligations	—	154,859	—	154,859
Mortgage-backed securities	—	51,281	—	51,281
Municipal bonds	—	39,872	—	39,872
Other debt securities	—	603	—	603

	113,359	246,615	—	359,974

	$208,457	$247,049	$—	$455,506

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

Note 4. Inventories

Components of inventories are as follows:

	June 30, 2013	March 31, 2013
	(In thousands)
Raw materials	$1,952	$2,039
Finished goods	15,156	18,121

	$17,108	$20,160

Note 5. Stock-Based Compensation

During the three months ended June 30, 2013, the Company granted 1.1 million restricted stock units and options to purchase 0.1 million shares of common stock with weighted average grant date fair values of $9.84 and $3.89 per share, respectively. The restricted stock units included 0.1 million restricted stock units with service and market conditions, which were granted to certain senior executives.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations, is as follows:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(In thousands)
Cost of revenues	$584	$770
Engineering and development	4,351	4,318
Sales and marketing	1,793	1,965
General and administrative	1,443	2,224

	$8,171	$9,277

Note 6. Special Charges

In June 2013, the Company commenced a restructuring plan designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future switch application-specific integrated circuits (ASICs). The Company expects to incur between $14 million and $17 million of exit costs associated with this restructuring plan, which consists of between $11 million and $12 million related to workforce reductions and between $3 million and $5 million related to facilities and other costs. The Company expects to substantially complete the restructuring activities during fiscal 2014.

During the three months ended June 30, 2013, the Company recorded special charges of $12.0 million, consisting of $9.6 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs also include the estimated costs associated with the portion of a facility under a non-cancelable lease that the Company ceased using and other costs.

Activity and liability balances for exit costs, including a liability associated with exit costs related to a portion of the facility the Company ceased using prior to fiscal 2013, are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 31, 2013	$—	$1,771	$1,771
Charged to costs and expenses	9,086	518	9,604
Payments	(2,640)	(111)	(2,751)

Balance as of June 30, 2013	$6,446	$2,178	$8,624

The unpaid exit costs are expected to be paid over the terms of the related agreements through fiscal 2018. As of June 30, 2013, unpaid exit costs totaling $6.6 million are included in other current liabilities.

Note 7. Income Taxes

The Company’s provision for income taxes from continuing operations was $0.7 million and $2.7 million for the three months ended June 30, 2013 and July 1, 2012, respectively. The provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

The Company’s federal consolidated income tax returns for fiscal years 2010 and 2011 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(3,050)	$18,441

Shares:
Weighted-average shares outstanding — basic	89,146	97,405
Dilutive potential common shares, using treasury stock method	—	964

Weighted-average shares outstanding — diluted	89,146	98,369

Income (loss) from continuing operations per share:
Basic	$(0.03)	$0.19

Diluted	$(0.03)	$0.19

Stock-based awards, including stock options and restricted stock units, representing 18.5 million and 16.5 million shares of common stock have been excluded from the diluted per share calculations for the three months ended June 30, 2013 and July 1, 2012, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

Overview

We design and supply high performance server and storage networking infrastructure products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking.

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

We classify our products into two categories – Advanced Connectivity Platforms and Legacy Connectivity Products. Advanced Connectivity Platforms are comprised primarily of adapters and application-specific integrated circuits, or ASICs, for server and storage connectivity applications. Legacy Connectivity Products are comprised primarily of Fibre Channel switch products and 1Gb iSCSI products.

Our products are sold worldwide, primarily to original equipment manufacturers, or OEMs, and distributors. Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei Technologies Co. Ltd., Inspur Worldwide Services Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc. and Oracle Corporation.

Restructuring Plan

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. The restructuring plan included a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future switch ASICs. We expect to incur between $14 million and $17 million of exit costs associated with this restructuring plan, which consists of between $11 million and $12 million related to workforce reductions and between $3 million and $5 million related to facilities and other costs. We expect to substantially complete the restructuring activities during fiscal 2014.

Disposition of Business

In February 2012, we completed the sale of the product lines and certain assets associated with our InfiniBand business. As a result of this divestiture, our condensed consolidated statements of operations for all periods present the operations of this business as discontinued operations. The following discussion and analysis is based on our continuing operations and excludes any results or discussion of our discontinued operations.

First Quarter Financial Highlights and Other Information

A summary of our financial performance during the first quarter of fiscal 2014 is as follows:

•

Net revenues were $113.1 million in the first quarter of fiscal 2014 compared to $116.9 million in the fourth quarter of fiscal 2013. Revenue from Advanced Connectivity Platforms was $93.2 million in the first quarter of fiscal 2014 compared to $97.0 million in the fourth quarter of fiscal 2013. Revenue from Legacy Connectivity Products of $19.9 million for the first quarter of fiscal 2014 was consistent with the fourth quarter of fiscal 2013.

•	Gross profit as a percentage of net revenues was 67.6% in the first quarter of fiscal 2014 compared to 67.7% in the fourth quarter of fiscal 2013.

•

Operating loss was $3.1 million in the first quarter of fiscal 2014 compared to operating income of $10.4 million in the fourth quarter of fiscal 2013. The operating loss in the first quarter of fiscal 2014 included special charges of $12.0 million related to the restructuring plan.

•

Loss from continuing operations was $3.1 million, or $0.03 per diluted share, in the first quarter of fiscal 2014 compared to income from continuing operations of $29.6 million, or $0.33 per diluted share, in the fourth quarter of fiscal 2013. Income from continuing operations in the fourth quarter of fiscal 2013 included an income tax benefit of $18.2 million. This tax benefit was the result of adjustments to certain tax positions subject to an Internal Revenue Service examination and the retroactive reinstatement of the federal research tax credit.

•	Cash, cash equivalents and marketable securities were $431.9 million as of June 30, 2013 compared to $455.5 million as of March 31, 2013.

•	Accounts receivable was $69.3 million as of June 30, 2013 compared to $66.1 million as of March 31, 2013. Days sales outstanding (DSO) in receivables was 56 days as of June 30, 2013.

•	Inventories decreased to $17.1 million as of June 30, 2013 from $20.2 million as of March 31, 2013. Our annualized inventory turns were 8.6 turns in the first quarter of fiscal 2014.

Results of Operations

Net Revenues

We classify our products into two categories - Advanced Connectivity Platforms and Legacy Connectivity Products. We previously classified our products into three categories - Host Products, Network Products and Silicon Products. As a result of the enhanced product focus associated with our restructuring plan, we determined that the new product categories were more aligned with our business going forward. A summary of our net revenues by product category is as follows:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$93.2	$108.1
Legacy Connectivity Products	19.9	22.3

	$113.1	$130.4

Percentage of net revenues:
Advanced Connectivity Platforms	82%	83%
Legacy Connectivity Products	18	17

	100%	100%

Historically, the global marketplace for server and storage connectivity solutions has expanded in response to the information requirements of enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices over time.

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Economic uncertainty is adversely affecting, and in the future may adversely affect, information technology spending rates, which is negatively impacting our revenue and operating results. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

Net revenues of $113.1 million for the three months ended June 30, 2013 decreased from $130.4 million for the three months ended July 1, 2012. The decrease in net revenues was the result of a $14.9 million, or 14%, decrease in revenue from Advanced Connectivity Platforms and a $2.4 million, or 11%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a 16% decrease in units sold, principally associated with adapters. The decrease in revenue from Legacy Connectivity Products was due to a 16% decrease in units sold, partially offset by a 6% increase in average selling prices of these products. The decrease in units sold was primarily associated with switch products. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of our restructuring plan, we ceased development of future switch ASICs, however, we will continue to sell and support products based on the current generation switch ASICs. In addition, we expect our 1Gb iSCSI products will continue to be replaced with solutions based on current technology.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83% and 86% of net revenues during the three months ended June 30, 2013 and July 1, 2012, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(In millions)
United States	$49.1	$58.5
Asia-Pacific and Japan	38.7	41.2
Europe, Middle East and Africa	20.6	23.4
Rest of world	4.7	7.3

	$113.1	$130.4

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $13.9 million and $18.0 million for the three months ended June 30, 2013 and July 1, 2012, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(Dollars in millions)
Gross profit	$76.5	$87.1
Percentage of net revenues	67.6%	66.8%

Gross profit for the three months ended June 30, 2013 decreased $10.6 million, or 12%, from gross profit for the three months ended July 1, 2012. The gross profit percentage for the three months ended June 30, 2013 increased to 67.6% from 66.8% for the corresponding quarter in the prior year. The increase in gross profit percentage was primarily due to a favorable change in product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(Dollars in millions)
Operating expenses:
Engineering and development	$40.4	$39.4
Sales and marketing	19.4	18.9
General and administrative	7.8	8.7
Special charges	12.0	—

	$79.6	$67.0

Percentage of net revenues:
Engineering and development	35.7%	30.3%
Sales and marketing	17.2	14.5
General and administrative	6.8	6.6
Special charges	10.6	—

	70.3%	51.4%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended June 30, 2013, engineering and development expenses increased to $40.4 million from $39.4 million for the three months ended July 1, 2012. The increase was primarily due to a $2.3 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount, and a $0.7 million increase in equipment depreciation and maintenance costs, partially offset by a $2.3 million decrease in outside service and material costs related to new product development.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended June 30, 2013, sales and marketing expenses increased to $19.4 million from $18.9 million for the three months ended July 1, 2012.

We believe continued investments in our sales and marketing organizational infrastructure and related marketing programs are critical to the success of our strategy of expanding our customer base and enhancing relationships with our existing customers.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $7.8 million for the three months ended June 30, 2013 from $8.7 million for the three months ended July 1, 2012, primarily due to a decrease in stock-based compensation.

Special Charges. During the three months ended June 30, 2013, we recorded special charges of $12.0 million related to our restructuring plan, consisting of $9.6 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs also include the estimated costs associated with the portion of a facility under a non-cancelable lease that we ceased using and other costs. As we continue our restructuring activities, we expect to record additional special charges during the remainder of fiscal 2014, primarily related to the facility under a non-cancelable lease and severance costs for terminated employees that are required to provide services beyond the statutory notice period.

The unpaid exit costs of $8.6 million as of June 30, 2013 are expected to be paid over the terms of the related agreements through fiscal 2018, including $6.6 million during the next twelve months.

Income Taxes

Income tax expense from continuing operations of $0.7 million for the three months ended June 30, 2013 decreased from $2.7 million for the three months ended July 1, 2012, primarily due to a decrease in income before income taxes, offset by the effect of a stock-based compensation discrete tax-related item.

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

Our federal consolidated income tax returns for fiscal years 2010 and 2011 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $431.9 million as of June 30, 2013 from $455.5 million as of March 31, 2013. As of June 30, 2013 and March 31, 2013, our international subsidiaries held $322.6 million and $317.1 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to reinvest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of June 30, 2013.

Operating, Investing and Financing Activities

Cash provided by operating activities decreased to $16.6 million for the three months ended June 30, 2013 from $27.0 million for the three months ended July 1, 2012. Operating cash flow for the three months ended June 30, 2013 consisted of our net loss of $3.1 million, net non-cash expenses of $24.2 million and net cash used as a result of changes in operating assets and liabilities of $4.5 million. The changes in operating assets and liabilities included a $5.4 million decrease in accrued compensation and a $5.4 million decrease in accrued taxes, net, partially offset by a $6.8 million increase in other liabilities. The decrease in accrued compensation was primarily due to the timing of payment obligations. The decrease in accrued taxes was primarily due to estimated tax payments remitted during the fiscal quarter. The increase in other liabilities was primarily due to accrued exit costs associated with our restructuring plan.

Cash provided by operating activities of $27.0 million for the three months ended July 1, 2012 consisted of our net income of $18.4 million and net non-cash expenses of $14.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $5.8 million. The changes in operating assets and liabilities included a $7.9 million decrease in accrued compensation, which was primarily due to the timing of payment obligations.

Cash provided by investing activities was $9.2 million for the three months ended June 30, 2013 and consisted of $19.3 million of net sales and maturities of available-for-sale securities, partially offset by $10.1 million of purchases of property and equipment. During the three months ended July 1, 2012, cash used in investing activities was $16.1 million and consisted of $6.6 million of net purchases of available-for-sale securities and $9.5 million of purchases of property and equipment.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $26.8 million for the three months ended June 30, 2013 consisted primarily of our purchase of $24.4 million of common stock under our stock repurchase program and $4.3 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $2.0 million of proceeds from the issuance of common stock from stock-based awards. During the three months ended July 1, 2012, cash used in financing activities of $58.4 million consisted of our purchase of $56.0 million of common stock under our stock repurchase program and $5.4 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $3.0 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of June 30, 2013, we had repurchased a total of 124.6 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.92 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $34.9 million as of June 30, 2013.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of June 30, 2013, and their impact on our cash flows in future fiscal years, is as follows:

	2014 (Remaining nine months)	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Operating leases	$7.0	$6.0	$2.3	$1.9	$1.9	$0.2	$19.3
Non-cancelable purchase obligations	31.3	0.3	—	—	—	—	31.6

Total	$38.3	$6.3	$2.3	$1.9	$1.9	$0.2	$50.9

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $10.8 million as of June 30, 2013. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, including the current economic environment, in making judgments about the carrying values of assets and liabilities. We believe the accounting policies described below to be our most critical accounting policies. These accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

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

Marketable Securities

Marketable securities consist of available-for-sale securities and are classified in the consolidated balance sheets based on the nature of the security and the availability for use in current operations. Available-for-sale securities are recorded at fair value, based on quoted market prices or other observable inputs. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2013, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of June 30, 2013 consists of $337.3 million of securities that are classified as available-for-sale. As of June 30, 2013, we had gross unrealized losses associated with our available-for-sale securities of $1.6 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013. There was no change in our internal control over financial reporting during our quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.	Risk Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

With the goal of better positioning ourselves to operate in this uncertain environment of economic and market weakness, we announced a restructuring plan in June 2013. The plan is designed to enhance product focus and streamline business operations, including a workforce reduction and the consolidation and elimination of several engineering activities. No assurances can be given that the design and implementation of the Company’s restructuring plan will result in improved financial performance or otherwise achieve the anticipated benefits of such restructuring, including, without limitation, expected cost reductions.

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

We believe that to remain competitive, we will need to continue to develop new products and enter new markets, which will require significant investment. Our competitors may be developing alternative technologies, or entering into exclusive strategic alliances with our major customers, either of which may adversely affect the market acceptance of our products, our ability to enter new markets, or our ability to secure customer design wins. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for these technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed in time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83% and 86% of net revenues for the three months ended June 30, 2013 and July 1, 2012, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for 40% or more of net revenues during the three months ended June 30, 2013 and July 1, 2012. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

The markets for networking infrastructure components are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, local area and converged networking infrastructure, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and application-specific integrated circuit, or ASIC, markets, our primary competitor is Emulex Corporation. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and Internet Small Computer Systems Interface, or iSCSI, we compete primarily with Emulex Corporation, Broadcom Corporation and Intel Corporation. In the Fibre Channel switch market, we compete primarily with Brocade Communications Systems, Inc. and Cisco Systems, Inc. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

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

We have historically used equity awards and our employee stock purchase program as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage retention of key personnel, and provide competitive compensation packages. However, the guidelines of proxy advisory firms relating to stockholder approval of shares available under equity compensation plans and share usage could make it more difficult for us to obtain such approval and therefore grant stock-based awards to employees in the future, which may result in changes in our stock-based compensation strategy. These and other developments relating to the provision of stock-based compensation to employees could make it more difficult to attract, retain and motivate key personnel.

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

Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities, which may result in the assessment of additional income taxes. For example, our federal consolidated income tax returns for fiscal years 2010 and 2011 are currently under examination by the IRS. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 57% and 55% of our net revenues for the three months ended June 30, 2013 and July 1, 2012, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of June 30, 2013, our international subsidiaries held $322.6 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of June 30, 2013, we held short-term marketable securities totaling $337.3 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011, our Board of Directors approved a program to repurchase up to $200 million of our common stock over a two-year period. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2014 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
April 1, 2013 – April 28, 2013	738,000	$10.83	738,000	$51,288,000
April 29, 2013 – May 26, 2013	692,000	$9.91	692,000	$44,429,000
May 27, 2013 – June 30, 2013	984,000	$9.73	984,000	$34,854,000

	2,414,000	$10.12	2,414,000	$34,854,000

Item 6.	Exhibits

Exhibits

Exhibit No.
10.1	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	General Release Agreement, dated May 17, 2013, by and between the Company and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 20, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ JEAN HU
Jean Hu
Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 1, 2013

EXHIBIT INDEX

Exhibit No.
10.1	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan.*

10.2	General Release Agreement, dated May 17, 2013, by and between the Company and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 20, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.