Form 10-Q
period 2013-09-29
QLOGIC CORP
filed 2013-10-31
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

As of October 25, 2013, 86,744,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2013	March 31, 2013
	(Unaudited; In thousands, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$86,507	$95,532
Marketable securities	346,501	359,974
Accounts receivable, less allowance for doubtful accounts of $1,209 and $1,196 as of September 29, 2013 and March 31, 2013, respectively	67,934	66,135
Inventories	17,363	20,160
Deferred tax assets	13,341	13,036
Other current assets	27,546	24,381

Total current assets	559,192	579,218
Property and equipment, net	90,942	96,336
Goodwill	110,976	110,976
Purchased intangible assets, net	3,692	4,054
Deferred tax assets	27,272	31,992
Other assets	2,421	2,587

	$794,495	$825,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,449	$29,668
Accrued compensation	20,312	27,453
Accrued taxes	990	4,559
Deferred revenue	4,450	4,676
Other current liabilities	9,378	7,651

Total current liabilities	61,579	74,007
Accrued taxes	16,681	10,772
Other liabilities	7,104	6,107

Total liabilities	85,364	90,886

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 213,342,000 and 212,145,000 shares issued as of September 29, 2013 and March 31, 2013, respectively	213	212
Additional paid-in capital	944,564	932,557
Retained earnings	1,698,264	1,690,337
Accumulated other comprehensive income	267	1,887
Treasury stock, at cost: 126,332,000 and 122,185,000 shares as of September 29, 2013 and March 31, 2013, respectively	(1,934,177)	(1,890,716)

Total stockholders’ equity	709,131	734,277

	$794,495	$825,163

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited; In thousands, except per share amounts)

Net revenues	$112,622	$117,867	$225,738	$248,238
Cost of revenues	36,313	38,980	72,932	82,293

Gross profit	76,309	78,887	152,806	165,945

Operating expenses:
Engineering and development	34,790	38,024	75,177	77,482
Sales and marketing	16,431	19,739	35,844	38,625
General and administrative	7,553	8,139	15,292	16,812
Special charges	4,349	—	16,382	—

Total operating expenses	63,123	65,902	142,695	132,919

Operating income	13,186	12,985	10,111	33,026
Interest and other income, net	25	954	798	2,032

Income from continuing operations before income taxes	13,211	13,939	10,909	35,058
Income taxes	2,234	2,159	2,982	4,837

Income from continuing operations	10,977	11,780	7,927	30,221
Income from discontinued operations, net of income taxes	—	94	—	39

Net income	$10,977	$11,874	$7,927	$30,260

Income from continuing operations per share:
Basic	$0.13	$0.13	$0.09	$0.32

Diluted	$0.13	$0.13	$0.09	$0.31

Income from discontinued operations per share:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income per share:
Basic	$0.13	$0.13	$0.09	$0.32

Diluted	$0.13	$0.13	$0.09	$0.31

Number of shares used in per share calculations:
Basic	87,430	93,762	88,288	95,584

Diluted	87,669	93,949	88,720	96,159

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Unaudited; In thousands)

Net income	$10,977	$11,874	$7,927	$30,260
Other comprehensive income, net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	602	1,103	(1,319)	1,349
Net realized losses (gains) reclassified into earnings	135	(84)	(259)	(188)

	737	1,019	(1,578)	1,161
Foreign currency translation adjustments	252	292	(42)	74

Total other comprehensive income (loss)	989	1,311	(1,620)	1,235

Comprehensive income	$11,966	$13,185	$6,307	$31,495

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 29, 2013	September 30, 2012
	(Unaudited; In thousands)

Cash flows from operating activities:
Net income	$7,927	$30,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,730	13,524
Stock-based compensation	12,989	16,322
Deferred income taxes	3,632	(3,493)
Impairment of property and equipment	2,429	—
Other non-cash items	1,698	2,094
Changes in operating assets and liabilities:
Accounts receivable	(1,818)	3,749
Inventories	2,797	(2,064)
Other assets	180	(2,223)
Accounts payable	(102)	2,222
Accrued compensation	(7,141)	(7,270)
Accrued taxes, net	(905)	12,908
Other liabilities	3,249	2,779

Net cash provided by operating activities	40,665	68,808

Cash flows from investing activities:
Purchases of available-for-sale securities	(162,673)	(137,446)
Proceeds from sales and maturities of available-for-sale securities	172,629	129,587
Purchases of property and equipment	(15,389)	(22,029)

Net cash used in investing activities	(5,433)	(29,888)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	4,565	4,894
Excess tax benefits from stock-based awards	10	128
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,514)	(5,505)
Purchases of treasury stock	(44,212)	(99,488)
Payments for credit facility commitment fee	(106)	—

Net cash used in financing activities	(44,257)	(99,971)

Net decrease in cash and cash equivalents	(9,025)	(61,051)
Cash and cash equivalents at beginning of period	95,532	164,516

Cash and cash equivalents at end of period	$86,507	$103,465

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The results of operations for the three and six months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, marketable securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Certain immaterial reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)

September 29, 2013
U.S. government and agency securities	$83,424	$98	$(163)	$83,359
Corporate debt obligations	166,190	1,027	(162)	167,055
Mortgage-backed securities	52,583	210	(406)	52,387
Municipal bonds	41,079	62	(134)	41,007
Other debt securities	2,696	—	(3)	2,693

	$345,972	$1,397	$(868)	$346,501

March 31, 2013
U.S. government and agency securities	$113,033	$327	$(1)	$113,359
Corporate debt obligations	153,460	1,429	(30)	154,859
Mortgage-backed securities	50,852	473	(44)	51,281
Municipal bonds	39,661	211	—	39,872
Other debt securities	602	1	—	603

	$357,608	$2,441	$(75)	$359,974

The amortized cost and estimated fair value of debt securities as of September 29, 2013, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$90,782	$90,923
Due after one year through three years	151,994	152,292
Due after three years through five years	62,462	62,115
Due after five years	40,734	41,171

	$345,972	$346,501

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 29, 2013 and March 31, 2013.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 29, 2013
U.S. government and agency securities	$21,116	$(163)	$—	$—	$21,116	$(163)
Corporate debt obligations	58,338	(162)	—	—	58,338	(162)
Mortgage-backed securities	30,290	(392)	819	(14)	31,109	(406)
Municipal bonds	20,380	(134)	—	—	20,380	(134)
Other debt securities	2,091	(3)	—	—	2,091	(3)

	$132,215	$(854)	$819	$(14)	$133,034	$(868)

March 31, 2013
U.S. government and agency securities	$4,502	$(1)	$—	$—	$4,502	$(1)
Corporate debt obligations	24,203	(30)	—	—	24,203	(30)
Mortgage-backed securities	10,048	(44)	—	—	10,048	(44)

	$38,753	$(75)	$—	$—	$38,753	$(75)

As of September 29, 2013 and March 31, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 29, 2013 and March 31, 2013, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

Realized gains and losses reclassified from accumulated other comprehensive income are included in interest and other income, net, in the condensed consolidated statements of income.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of September 29, 2013 and March 31, 2013 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 29, 2013
Cash and cash equivalents	$86,507	$—	$—	$86,507

Marketable securities:
U.S. government and agency securities	83,359	—	—	83,359
Corporate debt obligations	—	167,055	—	167,055
Mortgage-backed securities	—	52,387	—	52,387
Municipal bonds	—	41,007	—	41,007
Other debt securities	—	2,693	—	2,693

	83,359	263,142	—	346,501

	$169,866	$263,142	$—	$433,008

March 31, 2013
Cash and cash equivalents	$95,098	$434	$—	$95,532

Marketable securities:
U.S. government and agency securities	113,359	—	—	113,359
Corporate debt obligations	—	154,859	—	154,859
Mortgage-backed securities	—	51,281	—	51,281
Municipal bonds	—	39,872	—	39,872
Other debt securities	—	603	—	603

	113,359	246,615	—	359,974

	$208,457	$247,049	$—	$455,506

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

Note 4. Inventories

Components of inventories are as follows:

	September 29, 2013	March 31, 2013
	(In thousands)
Raw materials	$1,555	$2,039
Finished goods	15,808	18,121

	$17,363	$20,160

Note 5. Stock-Based Compensation

During the six months ended September 29, 2013, the Company granted 1.2 million restricted stock units and options to purchase 0.1 million shares of common stock with weighted average grant date fair values of $9.93 and $4.12 per share, respectively. The restricted stock units included 0.1 million restricted stock units with service and market conditions, which were granted to certain senior executives.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Cost of revenues	$239	$540	$823	$1,310
Engineering and development	2,257	3,096	6,608	7,414
Sales and marketing	1,230	1,633	3,023	3,598
General and administrative	1,092	1,776	2,535	4,000

	$4,818	$7,045	$12,989	$16,322

Note 6. Special Charges

In June 2013, the Company commenced a restructuring plan designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future switch application-specific integrated circuits (ASICs). The Company expects to incur between $16 million and $18 million of exit costs associated with this restructuring plan, which consists of between $13 million and $14 million related to workforce reductions and between $3 million and $4 million related to facilities and other costs. The Company expects to substantially complete the restructuring activities during fiscal 2014.

During the three and six months ended September 29, 2013, the Company recorded special charges of $4.3 million and $16.4 million, respectively. Special charges for the three months ended September 29, 2013 consisted entirely of exit costs. Special charges for the six months ended September 29, 2013 consisted of $14.0 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs also include the estimated costs associated with the portion of a facility under a non-cancelable lease that the Company ceased using and other costs.

Activity and liability balances for exit costs, including a liability associated with exit costs related to a portion of the facility the Company ceased using prior to fiscal 2013, are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 31, 2013	$—	$1,771	$1,771
Charged to costs and expenses	11,653	2,300	13,953
Payments	(8,385)	(457)	(8,842)

Balance as of September 29, 2013	$3,268	$3,614	$6,882

The unpaid exit costs are expected to be paid over the terms of the related agreements through fiscal 2018. As of September 29, 2013, unpaid exit costs totaling $3.5 million are included in other current liabilities.

Note 7. Income Taxes

The Company’s provision for income taxes from continuing operations was $2.2 million and $3.0 million for the three and six months ended September 29, 2013, respectively, and $2.2 million and $4.8 million for the three and six months ended September 30, 2012, respectively. The provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

During the three months ended September 29, 2013, the Company determined that certain positions would be taken on various state income tax returns and recorded liabilities for unrecognized tax benefits of $5.2 million related to these tax positions.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the Internal Revenue Service. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

Note 8. Income Per Share

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)

Income from continuing operations	$10,977	$11,780	$7,927	$30,221

Shares:
Weighted-average shares outstanding – basic	87,430	93,762	88,288	95,584
Dilutive potential common shares, using treasury stock method	239	187	432	575

Weighted-average shares outstanding – diluted	87,669	93,949	88,720	96,159

Income from continuing operations per share:
Basic	$0.13	$0.13	$0.09	$0.32

Diluted	$0.13	$0.13	$0.09	$0.31

Stock-based awards, including stock options and restricted stock units, representing 15.0 million and 16.1 million shares of common stock have been excluded from the diluted per share calculations for the three and six months ended September 29, 2013, respectively, and 20.0 million and 18.2 million shares of common stock have been excluded from the diluted per share calculations for the three and six months ended September 30, 2012, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

Restructuring Plan

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future switch ASICs. We recorded special charges of $16.4 million related to the restructuring plan during the six months ended September 29, 2013, which consisted of $14.0 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. We expect to incur additional exit costs of between $2 million and $4 million associated with this restructuring plan, primarily during the remainder of fiscal 2014.

Disposition of Business

In February 2012, we completed the sale of the product lines and certain assets associated with our InfiniBand business. As a result of this divestiture, our condensed consolidated statements of income for all periods present the operations of this business as discontinued operations. The following discussion and analysis is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Second Quarter Financial Highlights and Other Information

A summary of our financial performance during the second quarter of fiscal 2014 is as follows:

•	Net revenues were $112.6 million in the second quarter of fiscal 2014 compared to $113.1 million in the first quarter of fiscal 2014. Revenue from Advanced Connectivity Platforms was $94.0 million in the second quarter of fiscal 2014 compared to $93.2 million in the first quarter of fiscal 2014. Revenue from Legacy Connectivity Products was $18.6 million for the second quarter of fiscal 2014 compared to $19.9 million in the first quarter of fiscal 2014.

•	Gross profit as a percentage of net revenues was 67.8% in the second quarter of fiscal 2014 compared to 67.6% in the first quarter of fiscal 2014.

•	Operating income increased to $13.2 million in the second quarter of fiscal 2014 from an operating loss of $3.1 million in the first quarter of fiscal 2014. We recorded special charges of $4.3 million during the second quarter of fiscal 2014 and $12.0 million during the first quarter of fiscal 2014.

•	Income from continuing operations increased to $11.0 million, or $0.13 per diluted share, in the second quarter of fiscal 2014 from a loss from continuing operations of $3.1 million, or $0.03 per diluted share, in the first quarter of fiscal 2014.

•	Cash, cash equivalents and marketable securities were $433.0 million as of September 29, 2013 compared to $431.9 million as of June 30, 2013.

•	Accounts receivable decreased to $67.9 million as of September 29, 2013 from $69.3 million as of June 30, 2013. Days sales outstanding (DSO) in receivables was 55 days as of September 29, 2013.

•	Inventories were $17.4 million as of September 29, 2013 compared to $17.1 million as of June 30, 2013. Our annualized inventory turns were 8.4 turns in the second quarter of fiscal 2014.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$94.0	$97.4	$187.2	$205.4
Legacy Connectivity Products	18.6	20.5	38.5	42.8

	$112.6	$117.9	$225.7	$248.2

Percentage of net revenues:
Advanced Connectivity Platforms	83%	83%	83%	83%
Legacy Connectivity Products	17	17	17	17

	100%	100%	100%	100%

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

Net revenues of $112.6 million for the three months ended September 29, 2013 decreased from $117.9 million for the three months ended September 30, 2012. The decrease in net revenues was the result of a $3.4 million, or 3%, decrease in revenue from Advanced Connectivity Platforms and a $1.9 million, or 9%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in the average selling prices of these products. The decrease in revenue from Legacy Connectivity Products was primarily due to an 18% decrease in the quantity of switch products sold, partially offset by a 13% increase in the average selling prices of these products. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of our restructuring plan, we ceased development of future switch ASICs, however, we will continue to sell and support products based on the current generation switch ASICs. In addition, we expect our 1Gb iSCSI products will continue to be replaced with solutions based on current technology.

Net revenues of $225.7 million for the six months ended September 29, 2013 decreased from $248.2 million for the six months ended September 30, 2012. The decrease in net revenues was the result of an $18.2 million, or 9%, decrease in revenue from Advanced Connectivity Platforms and a $4.3 million, or 10%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in units sold. The decrease in revenue from Legacy Connectivity Products was primarily due to a 19% decrease in the quantity of switch products sold, partially offset by a 12% increase in the average selling prices of these products.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84% and 83% of net revenues during the six months ended September 29, 2013 and September 30, 2012, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In millions)
United States	$47.2	$49.7	$96.3	$108.3
Asia-Pacific and Japan	41.0	40.5	79.7	81.6
Europe, Middle East and Africa	20.1	22.6	40.7	46.0
Rest of world	4.3	5.1	9.0	12.3

	$112.6	$117.9	$225.7	$248.2

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $13.5 million and $27.4 million for the three and six months ended September 29, 2013, respectively, and $15.9 million and $33.9 million for the three and six months ended September 30, 2012, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Gross profit	$76.3	$78.9	$152.8	$165.9
Percentage of net revenues	67.8%	66.9%	67.7%	66.8%

Gross profit for the three months ended September 29, 2013 decreased $2.6 million, or 3%, from gross profit for the three months ended September 30, 2012. The gross profit percentage for the three months ended September 29, 2013 increased to 67.8% from 66.9% for the corresponding quarter in the prior year. The increase in gross profit percentage was primarily due to a favorable change in product mix.

Gross profit for the six months ended September 29, 2013 decreased $13.1 million, or 8%, from gross profit for the six months ended September 30, 2012. The gross profit percentage for the six months ended September 29, 2013 increased to 67.7% from 66.8% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to a favorable change in product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(Dollars in millions)
Operating expenses:
Engineering and development	$34.8	$38.0	$75.2	$77.5
Sales and marketing	16.4	19.8	35.8	38.6
General and administrative	7.6	8.1	15.3	16.8
Special charges	4.3	—	16.4	—

	$63.1	$65.9	$142.7	$132.9

Percentage of net revenues:
Engineering and development	30.9%	32.3%	33.3%	31.2%
Sales and marketing	14.6	16.7	15.9	15.5
General and administrative	6.7	6.9	6.8	6.8
Special charges	3.8	—	7.2	—

	56.0%	55.9%	63.2%	53.5%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended September 29, 2013, engineering and development expenses decreased to $34.8 million from $38.0 million for the three months ended September 30, 2012. The decrease was primarily due to a $2.1 million decrease in outside service and material costs related to new product development and a $1.0 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plan.

During the six months ended September 29, 2013, engineering and development expenses decreased to $75.2 million from $77.5 million for the six months ended September 30, 2012. The decrease was primarily due to a $4.4 million decrease in outside service and material costs related to new product development, partially offset by a $1.6 million increase in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended September 29, 2013, sales and marketing expenses decreased to $16.4 million from $19.8 million for the three months ended September 30, 2012. The decrease is primarily due to a $1.6 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plan, and a $1.2 million decrease in promotional expenses.

During the six months ended September 29, 2013, sales and marketing expenses decreased to $35.8 million from $38.6 million for the six months ended September 30, 2012. The decrease is primarily due to a $1.1 million decrease in promotional expenses and a $0.9 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plan.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $7.6 million for the three months ended September 29, 2013 from $8.1 million for the three months ended September 30, 2012, primarily due to a decrease in stock-based compensation.

General and administrative expenses decreased to $15.3 million for the six months ended September 29, 2013 from $16.8 million for the six months ended September 30, 2012, primarily due to a decrease in stock-based compensation.

Special Charges. During the three and six months ended September 29, 2013, we recorded special charges of $4.3 million and $16.4 million, respectively, related to our restructuring plan. The special charges for the three months ended September 29, 2013 consisted entirely of exit costs. The special charges for the six months ended September 29, 2013 consisted of $14.0 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs also include the estimated costs associated with the portion of a facility under a non-cancelable lease that we ceased using and other costs. As we continue our restructuring activities, we expect to record additional special charges during the remainder of fiscal 2014, primarily related to severance costs for terminated employees that are required to provide services beyond the statutory notice period.

The unpaid exit costs of $6.9 million as of September 29, 2013 are expected to be paid over the terms of the related agreements through fiscal 2018, including $3.5 million during the next twelve months.

Income Taxes

Income tax expense from continuing operations of $3.0 million for the six months ended September 29, 2013 decreased from $4.8 million for the six months ended September 30, 2012, primarily due to a decrease in income before income taxes, offset by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

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

Our federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the Internal Revenue Service. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $433.0 million as of September 29, 2013 from $455.5 million as of March 31, 2013. As of September 29, 2013 and March 31, 2013, our international subsidiaries held $334.3 million and $317.1 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of September 29, 2013.

Operating, Investing and Financing Activities

Cash provided by operating activities decreased to $40.7 million for the six months ended September 29, 2013 from $68.8 million for the six months ended September 30, 2012. Operating cash flow for the six months ended September 29, 2013 consisted of our net income of $7.9 million and net non-cash expenses of $36.5 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $3.7 million. The changes in operating assets and liabilities included a $7.1 million decrease in accrued compensation, partially offset by a $3.2 million increase in other liabilities. The decrease in accrued compensation was primarily due to the timing of payment obligations. The increase in other liabilities was primarily due to accrued exit costs associated with our restructuring plan.

Cash provided by operating activities of $68.8 million for the six months ended September 30, 2012 consisted of our net income of $30.3 million, net non-cash expenses of $28.4 million and net cash provided as a result of changes in operating assets and liabilities of $10.1 million. The changes in operating assets and liabilities included a $12.9 million increase in accrued taxes, net, and a $3.7 million decrease in accounts receivable, partially offset by a $7.3 million decrease in accrued compensation. The increase in accrued taxes, net, is primarily due to a tax refund received during the period. The decrease in accounts receivable was primarily due to the timing of cash collections and a decrease in net revenues. The decrease in accrued compensation was primarily due to the timing of payment obligations.

Cash used in investing activities was $5.4 million for the six months ended September 29, 2013 and consisted of $15.4 million of purchases of property and equipment, partially offset by $10.0 million of net sales and maturities of available-for-sale securities. During the six months ended September 30, 2012, cash used in investing activities was $29.9 million and consisted of $22.0 million of purchases of property and equipment and $7.9 million of net purchases of available-for-sale securities.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $44.3 million for the six months ended September 29, 2013 consisted primarily of our purchase of $44.2 million of common stock under our stock repurchase program and $4.5 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $4.6 million of proceeds from the issuance of common stock under stock-based awards. During the six months ended September 30, 2012, cash used in financing activities of $100.0 million consisted of our purchase of $99.5 million of common stock under our stock repurchase program and $5.5 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $5.0 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of September 29, 2013, we had repurchased a total of 126.3 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.93 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $15.8 million as of September 29, 2013.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 29, 2013, and their impact on our cash flows in future fiscal years, is as follows:

	2014 (Remaining six months)	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Operating leases	$4.6	$6.3	$2.5	$2.0	$1.9	$0.2	$17.5
Non-cancelable purchase obligations	32.4	1.6	—	—	—	—	34.0

Total	$37.0	$7.9	$2.5	$2.0	$1.9	$0.2	$51.5

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $16.7 million as of September 29, 2013. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Recently Issued Accounting Standards Not Yet Effective

In July 2013, the Financial Accounting Standards Board issued an accounting standard update that requires certain unrecognized tax benefits to be presented as a reduction to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard will be effective for us beginning in the first quarter of fiscal 2015 and applied prospectively. Early adoption and retrospective application are permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 29, 2013, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of September 29, 2013 consists of $346.5 million of securities that are classified as available-for-sale. As of September 29, 2013, we had gross unrealized losses associated with our available-for-sale securities of $0.9 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 29, 2013. There was no change in our internal control over financial reporting during our quarter ended September 29, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of worldwide economic weakness and uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. In addition, U.S. federal government spending cuts might reduce demand for our products from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected.

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

The markets in which we compete involve rapidly changing technologies, evolving industry standards and continuing improvements in products and services. Our future success depends, in part, on our ability to:

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84% and 83% of net revenues for the six months ended September 29, 2013 and September 30, 2012, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for 40% or more of net revenues during the six months ended September 29, 2013 and September 30, 2012. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize the effects of product inventories that may become excess and obsolete, as well as ensure that sufficient supplies of new products can be delivered to meet customer demand. Our failure to manage the transition to newer products in the future or to develop and successfully introduce new products and product enhancements could adversely affect our business or results of operations. In addition, our customers are demanding a higher level of customization for new products, which prevents us from fully leveraging our product design work and adds to our new product development costs. When we introduce new products and product enhancements, we face additional risks relating to product transitions, including risks relating to forecasting demand and longer lead times associated with smaller product geometries and more complex production operations. Any such adverse event or increased costs could have a material adverse effect on our business, financial condition or results of operations.

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

Our distributors, which currently account for less than 15% of our net revenues, generally offer a diverse array of products from several different manufacturers and suppliers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially and adversely impact our business or results of operations. In addition, if we decrease our distributor-incentive programs (i.e., competitive pricing and rebates), our distributors may decrease the amount of product purchased from us. This could result in a change of business behavior, and distributors may decide to decrease their inventory levels, which could impact availability of our products to their customers.

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

Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities, which may result in the assessment of additional income taxes. For example, our federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the IRS. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 57% and 56% of our net revenues for the six months ended September 29, 2013 and September 30, 2012, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of September 29, 2013, our international subsidiaries held $334.3 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of September 29, 2013, we held short-term marketable securities totaling $346.5 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of September 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011, our Board of Directors approved a program to repurchase up to $200 million of our common stock through March 2014. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2014 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
July 1, 2013 – July 28, 2013	709,000	$10.62	709,000	$27,321,000
July 29, 2013 – August 25, 2013	700,000	$11.31	700,000	$19,412,000
August 26, 2013 – September 29, 2013	324,000	$11.09	324,000	$15,821,000

	1,733,000	$10.99	1,733,000	$15,821,000

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	QLogic Corporation 1998 Employee Stock Purchase Plan (Amended and Restated Effective May 23, 2013) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ JEAN HU
Jean Hu
Interim Chief Executive Officer,
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 31, 2013

EXHIBIT INDEX

Exhibit No.

10.1	QLogic Corporation 1998 Employee Stock Purchase Plan (Amended and Restated Effective May 23, 2013) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.