Form 10-Q
period 2013-12-29
QLOGIC CORP
filed 2014-02-06
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

As of January 31, 2014, 86,956,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29, 2013	March 31, 2013
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$108,998	$95,532
Marketable securities	353,433	359,974
Accounts receivable, less allowance for doubtful accounts of $1,234 and $1,196 as of December 29, 2013 and March 31, 2013, respectively	71,153	66,135
Inventories	14,044	20,160
Deferred tax assets	14,978	13,036
Other current assets	20,513	24,381

Total current assets	583,119	579,218
Property and equipment, net	87,609	96,336
Goodwill	110,976	110,976
Purchased intangible assets, net	3,386	4,054
Deferred tax assets	34,652	31,992
Other assets	2,376	2,587

	$822,118	$825,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,837	$29,668
Accrued compensation	24,734	27,453
Accrued taxes	1,913	4,559
Deferred revenue	4,060	4,676
Other current liabilities	8,192	7,651

Total current liabilities	62,736	74,007
Accrued taxes	17,804	10,772
Other liabilities	7,824	6,107

Total liabilities	88,364	90,886

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 213,570,000 and 212,145,000 shares issued as of December 29, 2013 and March 31, 2013, respectively	214	212
Additional paid-in capital	951,743	932,557
Retained earnings	1,718,850	1,690,337
Accumulated other comprehensive income	249	1,887
Treasury stock, at cost: 126,616,000 and 122,185,000 shares as of December 29, 2013 and March 31, 2013, respectively	(1,937,302)	(1,890,716)

Total stockholders’ equity	733,754	734,277

	$822,118	$825,163

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(Unaudited; In thousands, except per share amounts)
Net revenues	$119,449	$119,386	$345,187	$367,624
Cost of revenues	38,446	39,089	111,378	121,382

Gross profit	81,003	80,297	233,809	246,242

Operating expenses:
Engineering and development	35,235	38,409	110,412	115,891
Sales and marketing	16,113	19,325	51,957	57,950
General and administrative	7,406	8,139	22,698	24,951
Special charges	1,947	—	18,329	—

Total operating expenses	60,701	65,873	203,396	198,792

Operating income	20,302	14,424	30,413	47,450
Interest and other income, net	970	903	1,768	2,935

Income from continuing operations before income taxes	21,272	15,327	32,181	50,385
Income taxes	686	1,622	3,668	6,459

Income from continuing operations	20,586	13,705	28,513	43,926
Loss from discontinued operations, net of income taxes	—	(464)	—	(425)

Net income	$20,586	$13,241	$28,513	$43,501

Income from continuing operations per share:
Basic	$0.24	$0.15	$0.32	$0.46

Diluted	$0.24	$0.15	$0.32	$0.46

Loss from discontinued operations per share:
Basic	$—	$(0.01)	$—	$—

Diluted	$—	$(0.01)	$—	$—

Net income per share:
Basic	$0.24	$0.14	$0.32	$0.46

Diluted	$0.24	$0.14	$0.32	$0.46

Number of shares used in per share calculations:
Basic	86,855	92,386	87,810	94,518

Diluted	87,186	92,570	88,209	94,963

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(Unaudited; In thousands)
Net income	$20,586	$13,241	$28,513	$43,501
Other comprehensive income, net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	(35)	(106)	(1,354)	1,243
Net realized gains reclassified into earnings	(84)	(208)	(343)	(396)

	(119)	(314)	(1,697)	847
Foreign currency translation adjustments	101	(71)	59	3

Total other comprehensive income (loss)	(18)	(385)	(1,638)	850

Comprehensive income	$20,568	$12,856	$26,875	$44,351

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 29, 2013	December 30, 2012
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$28,513	$43,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,620	21,071
Stock-based compensation	18,047	23,295
Deferred income taxes	(5,355)	(3,810)
Other non-cash items	5,706	3,138
Changes in operating assets and liabilities:
Accounts receivable	(5,088)	7,179
Inventories	6,116	(3,311)
Other assets	537	113
Accounts payable	(1,919)	(2,499)
Accrued compensation	(2,719)	(2,385)
Accrued taxes, net	7,734	14,367
Other liabilities	2,841	870

Net cash provided by operating activities	78,033	101,529

Cash flows from investing activities:
Purchases of available-for-sale securities	(259,008)	(228,202)
Proceeds from sales and maturities of available-for-sale securities	261,253	204,325
Purchases of property and equipment	(21,043)	(31,728)

Net cash used in investing activities	(18,798)	(55,605)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	6,756	6,571
Excess tax benefits from stock-based awards	46	129
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,584)	(5,555)
Purchases of treasury stock	(47,785)	(111,729)
Payments for credit facility commitment fee	(202)	—

Net cash used in financing activities	(45,769)	(110,584)

Net increase (decrease) in cash and cash equivalents	13,466	(64,660)
Cash and cash equivalents at beginning of period	95,532	164,516

Cash and cash equivalents at end of period	$108,998	$99,856

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The results of operations for the three and nine months ended December 29, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, marketable securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Certain immaterial reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 29, 2013
U.S. government and agency securities	$88,052	$41	$(176)	$87,917
Corporate debt obligations	175,713	838	(207)	176,344
Mortgage-backed securities	48,507	214	(348)	48,373
Municipal bonds	37,257	83	(99)	37,241
Other debt securities	3,558	2	(2)	3,558

	$353,087	$1,178	$(832)	$353,433

March 31, 2013
U.S. government and agency securities	$113,033	$327	$(1)	$113,359
Corporate debt obligations	153,460	1,429	(30)	154,859
Mortgage-backed securities	50,852	473	(44)	51,281
Municipal bonds	39,661	211	—	39,872
Other debt securities	602	1	—	603

	$357,608	$2,441	$(75)	$359,974

The amortized cost and estimated fair value of debt securities as of December 29, 2013, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$113,774	$113,863
Due after one year through three years	169,051	169,259
Due after three years through five years	35,240	34,906
Due after five years	35,022	35,405

	$353,087	$353,433

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 29, 2013 and March 31, 2013.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 29, 2013
U.S. government and agency securities	$50,796	$(176)	$—	$—	$50,796	$(176)
Corporate debt obligations	65,329	(207)	—	—	65,329	(207)
Mortgage-backed securities	26,216	(310)	2,306	(38)	28,522	(348)
Municipal bonds	17,076	(99)	—	—	17,076	(99)
Other debt securities	2,956	(2)	—	—	2,956	(2)

	$162,373	$(794)	$2,306	$(38)	$164,679	$(832)

March 31, 2013
U.S. government and agency securities	$4,502	$(1)	$—	$—	$4,502	$(1)
Corporate debt obligations	24,203	(30)	—	—	24,203	(30)
Mortgage-backed securities	10,048	(44)	—	—	10,048	(44)

	$38,753	$(75)	$—	$—	$38,753	$(75)

As of December 29, 2013 and March 31, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 29, 2013 and March 31, 2013, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis as of December 29, 2013 and March 31, 2013 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
December 29, 2013
Cash and cash equivalents	$105,977	$3,021	$108,998

Marketable securities:
U.S. government and agency securities	87,917	—	87,917
Corporate debt obligations	—	176,344	176,344
Mortgage-backed securities	—	48,373	48,373
Municipal bonds	—	37,241	37,241
Other debt securities	—	3,558	3,558

	87,917	265,516	353,433

	$193,894	$268,537	$462,431

March 31, 2013
Cash and cash equivalents	$95,098	$434	$95,532

Marketable securities:
U.S. government and agency securities	113,359	—	113,359
Corporate debt obligations	—	154,859	154,859
Mortgage-backed securities	—	51,281	51,281
Municipal bonds	—	39,872	39,872
Other debt securities	—	603	603

	113,359	246,615	359,974

	$208,457	$247,049	$455,506

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

Note 4. Inventories

Components of inventories are as follows:

	December 29, 2013	March 31, 2013
	(In thousands)
Raw materials	$1,592	$2,039
Finished goods	12,452	18,121

	$14,044	$20,160

Note 5. Stock-Based Compensation

During the nine months ended December 29, 2013, the Company granted 1.4 million restricted stock units and options to purchase 0.1 million shares of common stock with weighted average grant date fair values of $10.22 and $4.12 per share, respectively. The restricted stock units included 0.1 million restricted stock units with service and market conditions, which were granted to certain senior executives.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(In thousands)
Cost of revenues	$259	$529	$1,082	$1,839
Engineering and development	2,462	3,030	9,070	10,444
Sales and marketing	1,251	1,619	4,274	5,217
General and administrative	1,086	1,795	3,621	5,795

	$5,058	$6,973	$18,047	$23,295

Note 6. Special Charges

In June 2013, the Company commenced a restructuring plan designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future switch application-specific integrated circuits (ASICs). The Company expects to incur between $17 million and $19 million of exit costs associated with this restructuring plan, which consists of between $14 million and $15 million related to workforce reductions and between $3 million and $4 million related to facilities. The Company expects to substantially complete the restructuring activities during fiscal 2014.

During the three and nine months ended December 29, 2013, the Company recorded special charges of $1.9 million and $18.3 million, respectively. Special charges for the three months ended December 29, 2013 consisted entirely of exit costs. Special charges for the nine months ended December 29, 2013 consisted of $15.9 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs also include the estimated costs associated with the portion of a facility under a non-cancelable lease that the Company ceased using.

Activity and liability balances for exit costs, including a liability associated with exit costs related to a portion of the facility the Company ceased using prior to fiscal 2013, are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 31, 2013	$—	$1,771	$1,771
Charged to costs and expenses	13,099	2,801	15,900
Payments	(9,648)	(478)	(10,126)

Balance as of December 29, 2013	$3,451	$4,094	$7,545

The unpaid exit costs are expected to be paid over the terms of the related agreements through fiscal 2018. As of December 29, 2013, unpaid exit costs totaling $3.1 million are included in other current liabilities.

Note 7. Income Taxes

The Company’s provision for income taxes from continuing operations was $0.7 million and $3.7 million for the three and nine months ended December 29, 2013, respectively, and $1.6 million and $6.5 million for the three and nine months ended December 30, 2012, respectively. The provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

During the nine months ended December 29, 2013, the Company determined that certain positions would be taken on various state income tax returns and recorded liabilities for unrecognized tax benefits of $5.3 million related to these tax positions.

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

Note 8. Income Per Share

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(In thousands, except per share amounts)
Income from continuing operations	$20,586	$13,705	$28,513	$43,926

Shares:
Weighted-average shares outstanding — basic	86,855	92,386	87,810	94,518
Dilutive potential common shares, using treasury stock method	331	184	399	445

Weighted-average shares outstanding — diluted	87,186	92,570	88,209	94,963

Income from continuing operations per share:
Basic	$0.24	$0.15	$0.32	$0.46

Diluted	$0.24	$0.15	$0.32	$0.46

Stock-based awards, including stock options and restricted stock units, representing 12.1 million and 14.8 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended December 29, 2013, respectively, and 20.3 million and 18.9 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended December 30, 2012, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

Our products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks, and converged networks. Storage networks are used to provide data across enterprise environments. Fibre Channel is currently the dominant technology for enterprise storage networking. Local area networks, or LANs, are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet. Converged networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and LANs, using Ethernet speeds of 10Gb per second and greater. Fibre Channel over Ethernet, or FCoE, is a converged networking technology that uses an Ethernet LAN for both storage and local area data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet-based networks. Similarly, Internet Small Computer System Interface, or iSCSI, is an alternative to FCoE, also providing storage over Ethernet capabilities. Our converged network products can operate individually as 10Gb Ethernet products, FCoE products, iSCSI products, or in combination as multi-protocol products.

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

Restructuring Plan

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future switch ASICs. We recorded special charges of $18.3 million related to the restructuring plan during the nine months ended December 29, 2013, which consisted of $15.9 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. We expect to incur additional exit costs of between $1 million and $3 million associated with this restructuring plan, primarily during the remainder of fiscal 2014.

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

Third Quarter Financial Highlights and Other Information

A summary of our financial performance during the third quarter of fiscal 2014 is as follows:

•	Net revenues increased to $119.4 million in the third quarter of fiscal 2014 from $112.6 million in the second quarter of fiscal 2014. Revenue from Advanced Connectivity Platforms increased to $98.4 million in the third quarter of fiscal 2014 from $94.0 million in the second quarter of fiscal 2014. Revenue from Legacy Connectivity Products increased to $21.0 million in the third quarter of fiscal 2014 from $18.6 million in second quarter of fiscal 2014.

•	Gross profit as a percentage of net revenues of 67.8% in the third quarter of fiscal 2014 was consistent with the second quarter of fiscal 2014.

•	Operating income increased to $20.3 million in the third quarter of fiscal 2014 from $13.2 million in the second quarter of fiscal 2014. We recorded special charges of $1.9 million during the third quarter of fiscal 2014 and $4.3 million during the second quarter of fiscal 2014.

•	Income from continuing operations increased to $20.6 million, or $0.24 per diluted share, in the third quarter of fiscal 2014 from $11.0 million, or $0.13 per diluted share, in the second quarter of fiscal 2014.

•	Cash, cash equivalents and marketable securities increased to $462.4 million as of December 29, 2013 from $433.0 million as of September 29, 2013.

•	Accounts receivable was $71.2 million as of December 29, 2013 compared to $67.9 million as of September 29, 2013. Days sales outstanding (DSO) in receivables was 54 days as of December 29, 2013.

•	Inventories decreased to $14.0 million as of December 29, 2013 from $17.4 million as of September 29, 2013. Our annualized inventory turns were 11.0 turns in the third quarter of fiscal 2014.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$98.4	$97.0	$285.7	$302.4
Legacy Connectivity Products	21.0	22.4	59.5	65.2

	$119.4	$119.4	$345.2	$367.6

Percentage of net revenues:
Advanced Connectivity Platforms	82%	81%	83%	82%
Legacy Connectivity Products	18	19	17	18

	100%	100%	100%	100%

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

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Economic uncertainty is adversely affecting, and in the future may adversely affect, information technology spending rates, which may have a negative impact on our revenue and operating results. Accordingly, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

Net revenues of $119.4 million for the three months ended December 29, 2013 were consistent with the three months ended December 30, 2012. Revenue from Advanced Connectivity Platforms increased $1.4 million, or 2%, and revenue from Legacy Connectivity Products decreased $1.4 million, or 6%. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of our restructuring plan, we ceased development of future switch ASICs; however, we will continue to sell and support products based on the current generation switch ASICs. In addition, we expect our 1Gb iSCSI products will continue to be replaced with solutions based on current technology.

Net revenues of $345.2 million for the nine months ended December 29, 2013 decreased from $367.6 million for the nine months ended December 30, 2012. The decrease in net revenues was the result of a $16.7 million, or 6%, decrease in revenue from Advanced Connectivity Platforms and a $5.7 million, or 9%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms and Legacy Connectivity Products were each primarily due to a decrease in units sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83% and 84% of net revenues during the nine months ended December 29, 2013 and December 30, 2012, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(In millions)
United States	$48.3	$51.5	$144.5	$159.8
Asia-Pacific and Japan	44.1	40.5	123.9	122.1
Europe, Middle East and Africa	22.8	21.3	63.6	67.3
Rest of world	4.2	6.1	13.2	18.4

	$119.4	$119.4	$345.2	$367.6

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $14.9 million and $42.3 million for the three and nine months ended December 29, 2013, respectively, and $17.0 million and $50.9 million for the three and nine months ended December 30, 2012, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets. A summary of our gross profit and related percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(Dollars in millions)
Gross profit	$81.0	$80.3	$233.8	$246.2
Percentage of net revenues	67.8%	67.3%	67.7%	67.0%

Gross profit for the three months ended December 29, 2013 increased slightly from gross profit for the three months ended December 30, 2012. The gross profit percentage for the three months ended December 29, 2013 increased to 67.8% from 67.3% for the corresponding quarter in the prior year. The increase in gross profit percentage was primarily due to a favorable change in product mix.

Gross profit for the nine months ended December 29, 2013 decreased $12.4 million, or 5%, from gross profit for the nine months ended December 30, 2012. The gross profit percentage for the nine months ended December 29, 2013 increased to 67.7% from 67.0% for the corresponding period in the prior year. The increase in gross profit percentage was primarily due to a favorable change in product mix.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(Dollars in millions)
Operating expenses:
Engineering and development	$35.2	$38.4	$110.4	$115.9
Sales and marketing	16.1	19.3	52.0	57.9
General and administrative	7.4	8.2	22.7	25.0
Special charges	2.0	—	18.3	—

	$60.7	$65.9	$203.4	$198.8

Percentage of net revenues:
Engineering and development	29.5%	32.2%	32.0%	31.5%
Sales and marketing	13.5	16.2	15.0	15.8
General and administrative	6.2	6.8	6.6	6.8
Special charges	1.6	—	5.3	—

	50.8%	55.2%	58.9%	54.1%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended December 29, 2013, engineering and development expenses decreased to $35.2 million from $38.4 million for the three months ended December 30, 2012. The decrease was primarily due to a $1.4 million decrease in cash compensation and related employee benefit costs and a $1.4 million decrease in outside service and material costs related to new product development, primarily due to cost savings achieved as a result of our restructuring plan.

During the nine months ended December 29, 2013, engineering and development expenses decreased to $110.4 million from $115.9 million for the nine months ended December 30, 2012. The decrease was primarily due to a $5.8 million decrease in outside service and material costs related to new product development and a $1.4 million decrease in stock-based compensation, primarily due to cost savings achieved as a result of our restructuring plan, partially offset by a $1.9 million increase in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended December 29, 2013, sales and marketing expenses decreased to $16.1 million from $19.3 million for the three months ended December 30, 2012. The decrease is primarily due to a $2.1 million decrease in cash compensation and related employee benefit costs, primarily due to cost savings achieved as a result of our restructuring plan.

During the nine months ended December 29, 2013, sales and marketing expenses decreased to $52.0 million from $57.9 million for the nine months ended December 30, 2012. The decrease is primarily due to a $3.0 million decrease in cash compensation and related employee benefit costs, primarily due to cost savings achieved as a result of our restructuring plan, and a $1.4 million decrease in promotional expenses.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $7.4 million for the three months ended December 29, 2013 from $8.2 million for the three months ended December 30, 2012, primarily due to a decrease in stock-based compensation.

General and administrative expenses decreased to $22.7 million for the nine months ended December 29, 2013 from $25.0 million for the nine months ended December 30, 2012, primarily due to a decrease in stock-based compensation.

Special Charges. During the three and nine months ended December 29, 2013, we recorded special charges of $2.0 million and $18.3 million, respectively, related to our restructuring plan. The special charges for the three months ended December 29, 2013 consisted entirely of exit costs. The special charges for the nine months ended December 29, 2013 consisted of $15.9 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs also include the estimated costs associated with the portion of a facility under a non-cancelable lease that we ceased using. As we continue our restructuring activities, we expect to record additional special charges during the remainder of fiscal 2014, primarily related to severance costs for terminated employees that are required to provide services beyond the statutory notice period.

The unpaid exit costs of $7.5 million as of December 29, 2013 are expected to be paid over the terms of the related agreements through fiscal 2018, including $3.1 million during the next twelve months.

Income Taxes

Our effective tax rate from continuing operations was 11% and 13% for the nine months ended December 29, 2013 and December 30, 2012, respectively. Income tax expense from continuing operations of $3.7 million for the nine months ended December 29, 2013 decreased from $6.5 million for the nine months ended December 30, 2012, primarily due to a decrease in income before income taxes and a decrease in earnings in tax jurisdictions with higher tax rates, partially offset by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $462.4 million as of December 29, 2013 from $455.5 million as of March 31, 2013. As of December 29, 2013 and March 31, 2013, our international subsidiaries held $350.0 million and $317.1 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of December 29, 2013.

Operating, Investing and Financing Activities

Cash provided by operating activities decreased to $78.0 million for the nine months ended December 29, 2013 from $101.5 million for the nine months ended December 30, 2012. Operating cash flow for the nine months ended December 29, 2013 consisted of our net income of $28.5 million, net non-cash expenses of $42.0 million and net cash provided as a result of changes in operating assets and liabilities of $7.5 million. The changes in operating assets and liabilities included a $7.7 million increase in accrued taxes, net, and a $6.1 million decrease in inventories, partially offset by a $5.1 million increase in accounts receivable. The increase in accrued taxes, net, is primarily due to liabilities recorded for unrecognized tax benefits related to certain positions taken on various state income tax returns and the timing of payment obligations. The decrease in inventories was primarily due to sales of products that included ASICs that were purchased in the prior year due to long lead times. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues.

Operating cash flow for the nine months ended December 30, 2012 consisted of our net income of $43.5 million, net non-cash expenses of $43.7 million and net cash provided as a result of changes in operating assets and liabilities of $14.3 million. The changes in operating assets and liabilities included a $14.4 million increase in accrued taxes, net, and a $7.2 million decrease in accounts receivable, partially offset by a $3.3 million increase in inventories and a $2.5 million decrease in accounts payable. The increase in accrued taxes, net, is primarily due to a tax refund received during the period. The decrease in accounts receivable was primarily due to the timing of cash collections and a decrease in net revenues. The increase in inventories was primarily due to advanced purchases of ASICs to maintain flexibility due to long lead times for these products. The decrease in accounts payable was primarily due to the timing of payment obligations.

Cash used in investing activities was $18.8 million for the nine months ended December 29, 2013 and consisted of $21.0 million of purchases of property and equipment, partially offset by net sales of available-for-sale securities of $2.2 million. During the nine months ended December 30, 2012, cash used in investing activities was $55.6 million and consisted of $23.9 million of net purchases of available-for-sale securities and $31.7 million of purchases of property and equipment.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities of $45.8 million for the nine months ended December 29, 2013 consisted primarily of our purchase of $47.8 million of common stock under our stock repurchase program and $4.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $6.8 million of proceeds from the issuance of common stock under stock-based awards. During the nine months ended December 30, 2012, cash used in financing activities of $110.6 million consisted of $111.7 million for purchases of common stock under our stock repurchase program and $5.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $6.7 million of proceeds from the issuance of common stock and excess tax benefits from stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of December 29, 2013, we had repurchased a total of 126.6 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.94 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase shares with an aggregate cost of up to $12.7 million as of December 29, 2013.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 29, 2013, and their impact on our cash flows in future fiscal years, is as follows:

	2014 (Remaining three months)	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Operating leases	$2.5	$7.2	$3.6	$2.3	$1.9	$0.2	$17.7
Non-cancelable purchase obligations	23.8	13.6	—	—	—	—	37.4

Total	$26.3	$20.8	$3.6	$2.3	$1.9	$0.2	$55.1

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $17.8 million as of December 29, 2013. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Recently Issued Accounting Standards Not Yet Effective

In July 2013, the Financial Accounting Standards Board issued an accounting standard update that requires certain unrecognized tax benefits to be presented as a reduction to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard may be applied prospectively or retrospectively, and early adoption is permitted. The standard will be effective for us beginning in the first quarter of fiscal 2015. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 29, 2013, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of December 29, 2013 consists of $353.4 million of securities that are classified as available-for-sale. As of December 29, 2013, we had gross unrealized losses associated with our available-for-sale securities of $0.8 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 29, 2013. There was no change in our internal control over financial reporting during our quarter ended December 29, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Some of our products are based on Fibre Channel over Ethernet, or FCoE, or 10Gb Ethernet technologies. FCoE is a converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. As with many emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. We expect products based on FCoE to supplement, and perhaps replace, certain products based on Fibre Channel technology. 10Gb Ethernet is a technology for use in enterprise data centers. The market for 10Gb Ethernet products includes well-established participants who have significantly more engineering, sales and marketing resources to dedicate to developing and penetrating the market than we do. An inability to maintain, or build on, our market share in the Fibre Channel, converged or 10Gb Ethernet markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

We depend on a small number of customers and any decrease in revenues from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83% and 84% of net revenues for the nine months ended December 29, 2013 and December 30, 2012, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for 40% or more of net revenues during the nine months ended December 29, 2013 and December 30, 2012. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. For example, International Business Machines Corporation (IBM) recently announced an agreement to sell its x86 server business to Lenovo Group Ltd. There is also a potential that one of our large customers could acquire one of our current competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. In December 2013, we announced the appointment of Prasad Rampalli to the position of President and Chief Executive Officer with an effective date of February 3, 2014. During our leadership transition, it is especially important that we retain key personnel. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

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

Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources and other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever or significantly change its relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations.

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

International revenues accounted for 58% and 57% of our net revenues for the nine months ended December 29, 2013 and December 30, 2012, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of December 29, 2013, our international subsidiaries held $350.0 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Our future growth may depend in part on our ability to identify and acquire businesses, technologies or product lines. Mergers and acquisitions involve numerous risks, including:

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

As of December 29, 2013, we held short-term marketable securities totaling $353.4 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector, that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of December 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011, our Board of Directors approved a program to repurchase up to $200 million of our common stock through March 2014. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2014 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
September 30, 2013 – October 27, 2013	273,000	$10.91	273,000	$12,847,000
October 28, 2013 – November 24, 2013	12,000	$12.38	12,000	$12,697,000
November 25, 2013 – December 29, 2013	—	$—	—	$12,697,000

	285,000	$10.97	285,000	$12,697,000

Item 6. Exhibits

Exhibits

Exhibit No.

10.1	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.2	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.3	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.4	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.5	Offer Letter, dated December 3, 2013, by and between QLogic Corporation and Prasad Rampalli.*

10.6	Employment Agreement, effective December 4, 2013, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 9, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ PRASAD L. RAMPALLI
Prasad L. Rampalli
President and
Chief Executive Officer

By:	/s/ JEAN HU
Jean Hu
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 6, 2014

EXHIBIT INDEX

Exhibit No.

10.1	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.2	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.3	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.4	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.5	Offer Letter, dated December 3, 2013, by and between QLogic Corporation and Prasad Rampalli.*

10.6	Employment Agreement, effective December 4, 2013, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 9, 2013).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.