Form 10-K
period 2014-03-30
QLOGIC CORP
filed 2014-05-23
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 27, 2013 was $955,102,000 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market on such date).

As of May 14, 2014, 87,201,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

On January 17, 2014, we completed the acquisition from Brocade Communications Systems, Inc. of its Fibre Channel and converged network adapter business. On March 13, 2014, we completed the acquisition from Broadcom Corporation of its 10/40/100Gb Ethernet controller-related assets.

Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.

All references to years refer to our fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012, as applicable, unless calendar years are specified.

Our Networking Products

We design and supply high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking.

Our products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks, and converged networks. Storage networks are used to provide data across enterprise environments. Fibre Channel is currently the dominant technology for enterprise storage networking. Local area networks (LANs) are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet. Converged networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and LANs, using Ethernet speeds of 10Gb per second and greater. Fibre Channel over Ethernet (FCoE) is a converged networking technology that uses an Ethernet LAN for both storage and local area data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet-based networks. Similarly, Internet Small Computer System Interface (iSCSI) is an alternative to FCoE and provides storage over Ethernet capabilities. Our converged network products can operate individually as 10Gb Ethernet network products, FCoE products, iSCSI products, or in combination as multi-protocol products.

Our products are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors. Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. The data center and business applications that drive requirements for our networking connectivity products include:

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

Our products consist primarily of connectivity products such as adapters and application-specific integrated circuits (ASICs). Adapters reside in a server and provide for high performance connectivity of host computer servers to data and storage networks. The ASICs that we sell are used in servers, storage systems and switches. ASICs used in servers in certain embedded applications are typically referred to as converged LAN on Motherboard (cLOMs).

We provide Fibre Channel, iSCSI, FCoE and 10Gb Ethernet standard adapters and ASICs for rack and tower servers, as well as custom mezzanine adapters and ASICs for bladed servers. Our adapters and ASICs are also used in a variety of storage systems. All of these adapters and ASICs provide single or multi-protocol network connectivity. We also sell switches that manage the transmission and routing of data between servers and storage, as well as servers to servers. However, in connection with our June 2013 restructuring plan, we announced that we were ceasing development of future switch ASICs.

We classify our products into two categories – Advanced Connectivity Platforms and Legacy Connectivity Products. Advanced Connectivity Platforms are comprised primarily of adapters and ASICs for server and storage connectivity applications. Legacy Connectivity Products are comprised primarily of Fibre Channel switch products and 1Gb iSCSI products.

Advanced Connectivity Platforms accounted for 84%, 82% and 84% of our net revenues for fiscal 2014, 2013 and 2012, respectively. Legacy Connectivity Products accounted for 16%, 18% and 16% of our net revenues for fiscal 2014, 2013 and 2012, respectively. For a summary of our net revenues by product category, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Customers

Our products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei Technologies Co., Ltd., Inspur Worldwide Services Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc., and Oracle Corporation. A small number of these customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83%, 84% and 86% of net revenues during fiscal 2014, 2013 and 2012, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2014	2013	2012
Hewlett-Packard	24%	24%	27%
IBM	17%	20%	18%
Dell	15%	12%	11%

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

International revenues accounted for 58%, 57% and 57% of our net revenues for fiscal 2014, 2013 and 2012, respectively. For additional information on our international sales and operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report. For a discussion of risks related to our foreign operations, see Risk Factors, included in Part I, Item 1A of this report.

Sales and Marketing

Our products are marketed and sold primarily to OEMs by our internal sales team supported by field sales and systems engineering personnel. In addition, we sell our products through a network of domestic and international distributors. We also sell our products to original design manufacturers (ODMs) both as an extension of our OEM design organizations and as direct sales transactions.

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

Our sales and marketing efforts are focused on establishing and developing long-term relationships with our OEM customers and distribution partners, as well as brand preference activities. The sales cycle for OEMs typically begins with the identification of a requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology. The cycle continues with technical and sales collaboration with the OEM and, if successful, leads to one of our product designs being selected as a component in a customer’s server or storage system. We then work closely with the customer to integrate our products with the customer’s current and future generations of products or platforms. This cycle, from opportunity identification to initial production shipment, typically ranges from six to twenty-four months. Following initial production shipment, our sales efforts are focused on educating the OEM’s sales and marketing teams on the applications and benefits of our products to drive brand preference. The brand preference phase of the sales activities can last for the duration of the OEM program.

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

We are engaged in the design and development of ASICs and adapters based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies.

We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage, local area and converged networks. During fiscal 2014, 2013 and 2012, we incurred engineering and development expenses of $147.0 million, $156.1 million and $138.8 million, respectively.

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

Competition

The markets for networking connectivity products are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;

•	features and functionality;

•	product quality, reliability and performance;

•	price;

•	product innovation;

•	customer relationships;

•	design capabilities;

•	customer service and technical support; and

•	interoperability of components in storage, local area and converged networks.

Due to the diversity of products required in storage, local area and converged networking, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Emulex Corporation. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and iSCSI, we primarily compete with Emulex Corporation, Mellanox Technologies, Ltd., Chelsio Communications, Inc. and Intel Corporation. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

Manufacturing

We use ASIC industry suppliers to access foundries for the manufacture of ASICs, which we sell as standalone products or integrate into our adapter and switch products. This approach allows us to avoid the high costs of owning, operating, maintaining and upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing, and supply chain management. Prior to the sale of our adapter and switch products, final tests are performed to ensure quality. Product test, customer-specific configuration and product localization are completed by third-party service providers or by us. We also provide fabrication process reliability tests, as required, and conduct failure analysis to confirm the integrity of our quality assurance procedures.

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

We depend on our ASIC suppliers to work with their wafer foundries to allocate a portion of their capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term supply agreements directly with any of these foundries; we purchase both wafers and finished chips from our ASIC suppliers on a discrete purchase order basis. Therefore, the foundries, through our ASIC suppliers, generally are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We work with our existing ASIC suppliers, and may qualify new ASIC suppliers, as needed, to obtain additional manufacturing capacity. However, there can be no assurance that we will be able to maintain our current relationships or obtain additional capacity.

We currently purchase our semiconductor products through our ASIC suppliers either in finished or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packaged ASICs and tested by our ASIC suppliers, third party ASIC test partners or by us.

For our adapter, switch and other products, we use third-party contract manufacturers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers. These contract manufacturers are primarily located outside the United States. To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance. The loss of one of our major contract manufacturers could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. While we believe that our relationships with our contract manufacturers are good, if we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component part shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenue and potential harm to our competitive position and relationships with customers.

Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources. For example, in connection with our acquisition of 10/40/100Gb Ethernet controller-related assets, we entered into a development and supply agreement which requires us to purchase the ASICs used in the related products exclusively from Broadcom. Other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever its relationship with us, we may be unable to produce certain of our products until alternative suppliers are identified and qualified.

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

Our ability to compete may be affected by our ability to protect our intellectual property. We protect our rights vigorously; however there can be no assurance that these measures will be successful. We may be required to assert claims of infringement of intellectual property rights against others. In the event of such a dispute, we may be required to expend significant resources and there can be no assurance that we would be successful. If the dispute led to litigation, it could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us, or against customers or others whom we are contractually obligated to indemnify, with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to defend such claims, develop non-infringing technology or to obtain licenses to the technology that is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

Most of our products are also subject to various laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronic products. We could incur substantial costs, or our products could be restricted from entering certain countries, if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products. For example, the European Union adopted the Waste Electrical and Electronic Equipment (WEEE) Directive, pursuant to which European Union countries have enacted legislation making producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These and similar laws adopted in other countries could impose a significant cost of doing business in those countries.

Environmental costs are presently not material to our results of operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Working Capital

Our working capital was $314.3 million as of March 30, 2014, which includes $278.0 million of cash, cash equivalents and marketable securities. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, included in Part II, Item 7 of this report.

Employees

We had 1,044 employees as of May 14, 2014. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

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

We have experienced, are currently experiencing, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. For example, the market for our Fibre Channel products is mature and has declined during recent periods. This market decline may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise data centers are using private or public clouds to provide a portion of their requirements. This shift has adversely impacted the enterprise server market. To the extent the Fibre Channel market continues to decline, our quarterly operating results would be negatively impacted.

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

Fluctuations in our quarterly operating results may also be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	industry consolidation among our competitors, our customers or our suppliers;

•	customer policies pertaining to desired inventory levels of our products;

•	sales discounts and customer incentives;

•	the availability and sale of new products;

•	changes in our average selling prices;

•	the timing of server refresh cycles;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including silicon chips;

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer (OEM) customers;

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

Our recent level of gross margin may not be sustainable and may be adversely affected by numerous factors, including:

•

as a result of our acquisition of the 10/40/100Gb Ethernet controller-related assets from Broadcom in the fourth quarter of fiscal 2014, we expect that our Ethernet products will represent a higher percentage of our future revenues and these products have a lower gross margin percentage than our historical corporate average;

•	other changes in product mix;

•	transitions to products based on emerging technologies, which may have lower gross margins;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets;

•	amortization and impairments of purchased intangible assets;

•	sales discounts and customer incentives;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	acquisitions and dispositions of businesses, technologies or product lines.

A decrease in our gross margin could adversely affect the market price of our common stock.

Our operating results have been, are being, and may in the future be, adversely affected by unfavorable economic conditions.

The United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Political instability in certain regions of the world is significantly contributing to this economic uncertainty. Economic uncertainty is adversely affecting, and in the future may continue to adversely affect, IT spending rates. For example, certain of our large OEM customers are reporting significant weakness in particular markets and geographies. Reductions in IT spending rates have resulted in reduced sales volumes, and could result in lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, all of which could negatively impact our results of operations.

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

The markets in which we compete involve rapidly changing technologies, evolving industry standards and continuing improvements in products and services. Examples of these changing technologies include system-on-chip products and both software-defined-networking and software-defined-storage products. Our future success depends, in part, on our ability to:

•	enhance our current products and develop and introduce, in a timely manner, new products that keep pace with technological developments and industry standards;

•	compete effectively on the basis of price and performance; and

•	adequately address OEM and end-user customer requirements and achieve market acceptance.

We believe that to remain competitive, we will need to continue to develop new products and enter new markets, which will require significant investment. Some new markets may require engagement with customers with whom we have limited or no prior experience. Our competitors may be developing alternative technologies, or entering into exclusive strategic alliances with our major customers, either of which may adversely affect the market acceptance of our products, our ability to enter new markets, or our ability to secure customer design wins. Although we continue to explore and develop products based on new technologies, a substantial portion of our revenues is generated today from Fibre Channel technology. If alternative technologies are adopted by the industry, we may not be able to develop products for these technologies in a timely manner. Further, even if alternative technologies do augment Fibre Channel revenues, our products may not be fully developed in time to be accepted by our customers. Even if our new products are developed in time, we may not be able to manufacture them at competitive prices or in sufficient volumes.

Some of our products are based on Fibre Channel over Ethernet (FCoE) or 10Gb Ethernet technologies. FCoE is a converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. As with many emerging technologies, it is expected that the market for FCoE will take a number of years to fully develop and mature. We expect products based on FCoE to supplement, and perhaps replace, certain products based on Fibre Channel technology. 10Gb Ethernet is a technology for use in enterprise data centers. The market for 10Gb Ethernet products includes well-established participants who have significantly more engineering, sales and marketing resources to dedicate to developing and penetrating the market than we do. An inability to maintain, or build on, our market share in the Fibre Channel, converged or 10Gb Ethernet markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

We depend on a small number of customers and any decrease in revenues from any one of our major customers could adversely affect our results of operations and cause our stock price to decline.

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 83%, 84% and 86% of net revenues during fiscal 2014, 2013 and 2012, respectively. Total revenue from our two largest customers, Hewlett-Packard Company and International Business Machines Corporation, together accounted for 40% or more of net revenues during fiscal 2014, 2013 and 2012. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. For example, International Business Machines Corporation recently announced an agreement to sell its x86 server business to Lenovo Group Ltd. There is also a potential that one of our large customers could acquire one of our current competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

Competition within the markets for products such as ours is intense and includes various established competitors.

The markets for networking connectivity products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, local area and converged networking, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and application-specific integrated circuit (ASIC) markets, our primary competitor is Emulex Corporation. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and Internet Small Computer Systems Interface (iSCSI) we compete primarily with Emulex Corporation, Mellanox Technologies, Ltd., Chelsio Communications, Inc. and Intel Corporation. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

We need to continue to develop products appropriate to our markets to remain competitive as our competitors continue to introduce products with improved features. While we continue to devote significant resources to engineering and development, these efforts may not be successful or competitive products may not be developed and introduced in a timely manner. In addition, while relatively few competitors offer a full range of storage, local area and converged networking connectivity products, additional domestic and foreign manufacturers may increase their presence in these markets either through the development of new products or through industry consolidation. We may not be able to compete successfully against these or other competitors. If we are unable to design, develop or introduce competitive new products on a timely basis, or if our competitors introduce new products that are more successful than ours in the marketplace, our future operating results may be materially and adversely affected.

We may engage in mergers, acquisitions, divestitures and strategic investments and these activities could adversely affect our results of operations and stock price.

Our future growth may depend in part on our ability to identify and acquire businesses, technologies or product lines. For example, we completed two acquisitions in fiscal 2014, including the acquisition of 10/40/100Gb Ethernet controller-related assets from Broadcom Corporation. Mergers and acquisitions involve numerous risks, including:

•	the failure of markets for the products of acquired businesses, technologies or product lines to develop as expected;

•	uncertainties in identifying and pursuing acquisition targets;

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

•	the risk that the financial returns on acquisitions will not support the expenditures incurred to acquire such businesses or the capital expenditures needed to develop such businesses;

•	difficulties in assimilating the acquired businesses, technologies or product lines;

•	the failure to successfully manage additional business locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•

the existence of unknown product defects related to acquired businesses, technologies or product lines that may not be identified due to the inherent limitations involved in the due diligence process of an acquisition;

•	the diversion of management’s attention from other business concerns;

•	risks associated with entering markets or conducting operations with which we have no or limited direct prior experience;

•	risks associated with assuming the legal obligations of acquired businesses, technologies or product lines;

•	risks related to the effect that internal control processes of acquired businesses might have on our financial reporting and management’s report on our internal control over financial reporting;

•	the potential loss of, or impairment of our relationships with, current customers or failure to retain the customers of acquired businesses;

•	the inability to qualify the acquired products with OEM partners on a timely basis, or at all;

•	the potential loss of key employees related to acquired businesses, technologies or product lines; and

•	the incurrence of significant exit charges if products or technologies acquired in business combinations are unsuccessful.

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

Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources. For example, in connection with our acquisition of 10/40/100Gb Ethernet controller-related assets, we entered into a development and supply agreement which requires us to purchase the ASICs used in the related products exclusively from Broadcom. Other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever or significantly change its relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations.

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

Historically, the technology industry has developed higher performance ASICs, which create chip-level solutions that replace selected board-level or box-level solutions at a significantly lower average selling price. We have previously offered ASICs to customers for certain applications that have effectively resulted in a lower-priced solution when compared to an adapter solution. This transition to ASICs may also occur with respect to other current and future products. The result of this transition may have an adverse effect on our business, financial condition or results of operations. In the future, a similar adverse effect to our business could occur if there were rapid shifts in customer purchases from our midrange networking connectivity products to lower-cost products.

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

In addition, because our customers require us to maintain products at hub locations near their facilities or near the facilities of their contract manufacturers, it is difficult for us to predict sales trends. Our uneven sales pattern also makes it extremely difficult to predict the demand of our customers and adjust manufacturing capacity accordingly. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or at an increased cost, which could have a material adverse effect on our quarterly revenues and earnings.

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

Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions, and changes in our ability to realize deferred tax assets. Significant judgment and estimates are required in determining the impact on our effective tax rate related to these items, including whether it is more likely than not that some or all of our deferred tax assets will be realized. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results are less favorable than current estimates, or we revise our estimates downward in future analyses, a valuation allowance may be required related to our deferred tax assets with a corresponding adjustment to earnings in the period in which such determination is made, which could have a material effect on our results of operations. In addition, the Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes.

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

International revenues accounted for 58%, 57% and 57% of our net revenues for fiscal 2014, 2013 and 2012, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of March 30, 2014, our international subsidiaries held $232.8 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of March 30, 2014, we held short-term marketable securities totaling $186.8 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector, that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Changes in and compliance with regulations could materially and adversely affect us.

Our business, results of operations or financial condition could be materially and adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the U.S. Securities and Exchange Commission to adopt additional rules and regulations in these areas. The U.S. Securities and Exchange Commission has also finalized new disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. Our disclosure will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

Certain of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public or stop distributing that work.

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

We have a credit agreement that provides us with a $125.0 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100.0 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of March 30, 2014.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal product development, operations, sales and corporate offices are located in four buildings comprising approximately 195,000 square feet in Aliso Viejo, California. We own each of these buildings. We also lease one building comprising approximately 100,000 square feet in Shakopee, Minnesota, that houses product development and operations teams for many of our Legacy Connectivity Products. We lease an operations, sales and fulfillment facility located in Dublin, Ireland. In addition, we lease facilities in Mountain View and Roseville, California; Pune and Bangalore, India; Ramat Gan, Israel; and Taipei City, Taiwan. We also maintain sales offices at various locations in the United States, Europe and Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

	2014		2013
	High	Low	High	Low
Fourth Quarter	$12.90	$10.82	$12.90	$9.50
Third Quarter	12.67	10.32	11.61	8.63
Second Quarter	11.73	9.57	14.07	9.56
First Quarter	11.67	9.29	17.85	13.14

Number of Common Stockholders

The number of record holders of our common stock was 413 as of May 14, 2014.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2014.

Issuer Purchases of Equity Securities

Our most recent stock repurchase program expired during fiscal 2014. We did not make any stock repurchases during the fourth quarter of fiscal 2014.

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

The following graph compares, for the five-year period ended March 30, 2014, the cumulative total stockholder return for our common stock, the Standard & Poor’s Midcap 400 Index (S&P Midcap 400 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of our fiscal years ended March 29, 2009, March 28, 2010, April 3, 2011, April 1, 2012, March 31, 2013 and March 30, 2014. The graph assumes that $100 was invested on March 29, 2009 in our common stock, the S&P Midcap 400 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among QLogic Corporation,

the S&P Midcap 400 Index,

and the NASDAQ Computer Index

	Cumulative Total Return
	3/29/09	3/28/10	4/3/11	4/1/12	3/31/13	3/30/14
QLogic Corporation	$100.00	$172.01	$154.95	$151.54	$98.98	$106.57
S&P Midcap 400 Index	100.00	164.07	208.29	212.42	250.30	303.47
NASDAQ Computer Index	100.00	166.95	201.35	249.06	234.04	314.41

* $100 invested on 3/29/09 in stock or 3/31/09 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Year Ended (1)
	March 30, 2014 (2) (3)	March 31, 2013 (4)	April 1, 2012	April 3, 2011	March 28, 2010
	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$460,907	$484,538	$558,608	$558,375	$518,471
Cost of revenues	150,800	159,180	177,704	176,959	167,107

Gross profit	310,107	325,358	380,904	381,416	351,364

Operating expenses:
Engineering and development	147,010	156,097	138,768	125,219	116,789
Sales and marketing	68,367	78,512	77,370	73,965	68,881
General and administrative	32,097	32,899	35,299	34,148	34,242
Special charges	74,853	—	—	373	5,163

Total operating expenses	322,327	267,508	251,437	233,705	225,075

Operating income (loss)	(12,220)	57,850	129,467	147,711	126,289
Interest and other income, net	3,260	4,007	3,959	5,187	10,601

Income (loss) from continuing operations before income taxes	(8,960)	61,857	133,426	152,898	136,890
Income tax expense (benefit)	9,306	(11,704)	13,983	11,552	69,345

Income (loss) from continuing operations	(18,266)	73,561	119,443	141,346	67,545

Discontinued operations:
Income (loss) from operations, net of income taxes	—	(425)	910	(2,256)	(12,597)
Gain on sale, net of income taxes	—	—	109,083	—	—

Income (loss) from discontinued operations	—	(425)	109,993	(2,256)	(12,597)

Net income (loss)	$(18,266)	$73,136	$229,436	$139,090	$54,948

Income (loss) from continuing operations per share:
Basic	$(0.21)	$0.79	$1.17	$1.31	$0.58

Diluted	$(0.21)	$0.78	$1.16	$1.29	$0.58

Income (loss) from discontinued operations per share:
Basic	$—	$(0.01)	$1.08	$(0.02)	$(0.11)

Diluted	$—	$—	$1.07	$(0.02)	$(0.11)

Net income (loss) per share:
Basic	$(0.21)	$0.78	$2.25	$1.29	$0.47

Diluted	$(0.21)	$0.78	$2.23	$1.27	$0.47

Balance Sheet Data
Cash and cash equivalents and investment securities	$278,041	$455,506	$537,955	$384,076	$375,673
Total assets	798,263	825,163	913,418	757,207	750,737
Total stockholders’ equity	693,426	734,277	759,843	601,164	583,339

(1)	The statement of operations data for all periods reflects the operating results of the InfiniBand business as discontinued operations.

(2)	During the fourth quarter of fiscal 2014, we completed the acquisition of (i) Broadcom’s 10/40/100Gb Ethernet controller-related assets, and (ii) Brocade’s Fibre Channel and converged network adapter business.

(3)	In fiscal 2014, we recorded special charges of $74.9 million consisting of $41.0 million for the portion of a license payment we attributed to the use of the related technology in periods prior to the date of the license agreement, $26.5 million of exit costs and $7.3 million of asset impairment charges primarily related to property and equipment. During fiscal 2014, we also recorded incremental income tax charges of $16.5 million for valuation allowances against deferred tax assets related to certain state tax credits and net operating loss carryforwards.

(4)	In fiscal 2013, we recorded $14.3 million of income tax benefits associated with adjustments to certain tax positions subject to an IRS examination.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design and supply high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking.

Our products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks, and converged networks. Storage networks are used to provide data across enterprise environments. Fibre Channel is currently the dominant technology for enterprise storage networking. Local area networks (LANs) are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet. Converged networks are designed to address the evolving data center by consolidating and unifying various classes of connectivity and networks, such as storage area networks and LANs, using Ethernet speeds of 10Gb per second and greater. Fibre Channel over Ethernet (FCoE) is a converged networking technology that uses an Ethernet LAN for both storage and local area data transmission, thus combining the benefits of Fibre Channel technology with the pervasiveness of Ethernet-based networks. Similarly, Internet Small Computer System Interface (iSCSI) is an alternative to FCoE and provides storage over Ethernet capabilities. Our converged network products can operate individually as 10Gb Ethernet products, FCoE products, iSCSI products, or in combination as multi-protocol products.

We classify our products into two categories – Advanced Connectivity Platforms and Legacy Connectivity Products. Advanced Connectivity Platforms are comprised primarily of adapters and application-specific integrated circuits (ASICs) for server and storage connectivity applications. Legacy Connectivity Products are comprised primarily of Fibre Channel switch products and 1Gb iSCSI products.

Our products are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors. Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei

Technologies Co. Ltd., Inspur Worldwide Services Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc. and Oracle Corporation.

We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2014, 2013 and 2012 each comprised fifty-two weeks and ended on March 30, 2014, March 31, 2013 and April 1, 2012, respectively.

Business Acquisitions

On March 13, 2014, we acquired certain 10/40/100Gb Ethernet controller-related assets from Broadcom Corporation (Broadcom) primarily relating to Broadcom’s NetXtreme® II Ethernet controller family and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. This business acquisition expands our product portfolio and is expected to accelerate our time to market for next generation products in the server Ethernet connectivity market.

On January 17, 2014, we acquired the assets of the Fibre Channel and converged network adapter business from Brocade Communications Systems, Inc. (Brocade) for cash consideration of $9.6 million and the assumption of certain liabilities. We completed this acquisition to expand our product portfolio and market position in the Fibre Channel and converged network adapter market.

License Agreement

On March 13, 2014, we entered into a non-exclusive patent license agreement with Broadcom and paid a one-time fee of $62.0 million as specified in the agreement. The license covers all of our Fibre Channel products. We attributed $41.0 million to the use of the related technology in periods prior to the date of the license agreement and recorded such amount in special charges in fiscal 2014. The portion of the fee attributed to the future use of the related technology is $21.0 million and was recorded as a prepaid license that will be amortized over the ten-year term of the license agreement.

Restructuring Plans

In March 2014, we implemented a restructuring plan primarily designed to consolidate our Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily includes a workforce reduction and the consolidation and elimination of certain engineering activities. During the fourth quarter of fiscal 2014, we recorded special charges of $14.0 million in connection with this plan, which consisted of $9.1 million of exit costs and $4.9 million of asset impairment charges primarily related to property and equipment. We expect to incur approximately $1 million of additional exit costs, primarily related to severance costs for workforce reductions. We expect to substantially complete these restructuring activities during the first quarter of fiscal 2015.

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. This restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future ASICs for switch products. We recorded special charges of $19.8 million related to this restructuring plan during fiscal 2014, which consisted of $17.4 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment. We expect to incur between $1 million and $2 million of additional severance costs in connection with employees required to provide services for varying periods in excess of statutory notice periods. The additional severance costs will be recognized over the requisite service period.

Disposition of Business

In February 2012, we completed the sale of the product lines and certain assets associated with our InfiniBand business (the IB Business). As a result of this divestiture, our consolidated statements of operations for all periods present the operations of this business as discontinued operations. The following discussion and analysis is based on our continuing operations and excludes any results or discussion of our discontinued operations.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

Net revenues for fiscal 2014 were $460.9 million compared to $484.5 million in fiscal 2013. Loss from continuing operations for fiscal 2014 was $18.3 million, or $0.21 per diluted share, compared to income from continuing operations of $73.6 million, or $0.78 per diluted share, in fiscal 2013. During fiscal 2014, we generated $56.8 million of cash from operations and used $47.8 million of cash to purchase common stock under our stock repurchase program.

A summary of our financial performance during the fourth quarter of fiscal 2014 is as follows:

•

Net revenues for the fourth quarter of fiscal 2014 were $115.7 million compared to $116.9 million in the fourth quarter of fiscal 2013. Revenue from Advanced Connectivity Platforms increased to $101.1 million in the fourth quarter of fiscal 2014 from $97.0 million in the same quarter of fiscal 2013. Revenue from Legacy Connectivity Products was $14.6 million in the fourth quarter of fiscal 2014 compared to $19.9 million in the same quarter of fiscal 2013.

•

Gross profit as a percentage of net revenues for the fourth quarter of fiscal 2014 was 65.9% compared to 67.7% in the fourth quarter of fiscal 2013. Gross profit for the fourth quarter of fiscal 2014 included $2.0 million of incremental costs related to our acquisitions in the fourth quarter of fiscal 2014.

•

Operating loss was $42.6 million in the fourth quarter of fiscal 2014 compared to operating income of $10.4 million in the fourth quarter of fiscal 2013. We recorded special charges of $56.5 million during the fourth quarter of fiscal 2014, comprised of $41.0 million related to the non-exclusive patent license agreement with Broadcom and $15.5 million related to our restructuring plans.

•

Loss from continuing operations was $46.8 million, or $0.54 per diluted share, in the fourth quarter of fiscal 2014 compared to income from continuing operations of $29.6 million, or $0.33 per diluted share, in the fourth quarter of fiscal 2013. Loss from continuing operations in the fourth quarter of fiscal 2014 included special charges of $56.5 million and incremental tax charges of $14.7 million for valuation allowances related to deferred tax assets for certain state tax credits and net operating loss carryforwards.

•	Cash, cash equivalents and marketable securities were $278.0 million as of March 30, 2014 compared to $455.5 million as of March 31, 2013.

•	Accounts receivable was $65.2 million as of March 30, 2014 compared to $66.1 million as of March 31, 2013. Days sales outstanding in receivables was 51 days as of March 30, 2014.

•	Inventories decreased to $18.0 million as of March 30, 2014 from $20.2 million as of March 31, 2013. Our annualized inventory turns were 8.7 turns in the fourth quarter of fiscal 2014.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	2014	2013	2012
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$386.7	$399.4	$466.8
Legacy Connectivity Products	74.2	85.1	91.8

	$460.9	$484.5	$558.6

Percentage of net revenues:
Advanced Connectivity Platforms	84%	82%	84%
Legacy Connectivity Products	16	18	16

	100%	100%	100%

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

The market for our Fibre Channel products is mature and has declined during recent periods. This market decline may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise data centers are using private or public clouds to provide a portion of their requirements. This shift has adversely impacted the enterprise server market. To the extent the Fibre Channel market continues to decline, our quarterly operating results would be negatively impacted. In addition, the United States and other countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Political instability in certain regions of the world is significantly contributing to this economic uncertainty. Economic uncertainty is adversely affecting, and in the future may continue to adversely affect, IT spending rates, which may have a negative impact on our revenue and operating results. As a result of these factors, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

Net revenues of $460.9 million for fiscal 2014 decreased from $484.5 million in fiscal 2013. The decrease in net revenues was primarily the result of a $12.7 million, or 3%, decrease in revenue from Advanced Connectivity Platforms and a $10.9 million, or 13%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in average selling prices, predominately due to a change in product mix. We expect our revenue from Advanced Connectivity Platforms to grow during fiscal 2015, primarily driven by increased shipments of our Ethernet products associated with our recent acquisition from Broadcom. The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the quantity of switches sold. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs. In addition, we expect our 1Gb iSCSI products will continue to be replaced with solutions based on current technology.

Net revenues of $484.5 million for fiscal 2013 decreased from $558.6 million in fiscal 2012. The decrease in net revenues was the result of a $67.4 million, or 14%, decrease in revenue from Advanced Connectivity

Platforms and a $6.7 million, or 7%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms and Legacy Connectivity Products were each primarily due to a decrease in units sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 83%, 84% and 86% of net revenues during fiscal 2014, 2013 and 2012, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2014	2013	2012
Hewlett-Packard	24%	24%	27%
IBM	17%	20%	18%
Dell	15%	12%	11%

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	2014	2013	2012
	(In millions)
United States	$191.5	$209.6	$239.2
Asia-Pacific and Japan	166.5	158.0	178.7
Europe, Middle East and Africa	85.6	92.7	113.9
Rest of world	17.3	24.2	26.8

	$460.9	$484.5	$558.6

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the years presented. Net revenues from customers in China were $56.0 million, $65.0 million and $72.6 million for fiscal 2014, 2013 and 2012, respectively.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of purchased products, assembly and test services; costs associated with product procurement, inventory management, logistics and product quality; and the amortization of purchased intangible assets and other assets. A summary of our gross profit and related percentage of net revenues is as follows:

	2014	2013	2012
	(Dollars in millions)
Gross profit	$310.1	$325.4	$380.9
Percentage of net revenues	67.3%	67.1%	68.2%

Gross profit for fiscal 2014 decreased $15.3 million, or 4.7%, from gross profit for fiscal 2013, primarily due to the decrease in revenue and incremental acquisition-related costs of $1.2 million for intangible asset amortization and $0.8 million for acquired inventory valuation step-up amortization. The gross profit percentage for fiscal 2014 was 67.3% compared to 67.1% for fiscal 2013. The gross profit percentage increased primarily due to favorable product mix, partially offset by the incremental acquisition-related charges.

Gross profit for fiscal 2013 decreased $55.5 million, or 15% from gross profit for fiscal 2012. The gross profit percentage for fiscal 2013 was 67.1% compared to 68.2% for fiscal 2012. The decrease in gross profit percentage was primarily due to an unfavorable product mix.

Our ability to maintain our current gross profit percentage may be significantly affected by factors such as the mix of products shipped, manufacturing volumes over which fixed costs are absorbed, sales discounts and customer incentives, component costs, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets and other assets. We anticipate that it will continue to be difficult to reduce manufacturing costs. In addition, our anticipated future growth in revenue is expected to be driven primarily by increased shipments of Ethernet products that have a lower gross profit percentage than our historical corporate average. As a result of these and other factors, our gross profit percentage is expected to decline in future periods.

Operating Expenses

Our operating expenses are summarized in the following table:

	2014	2013	2012
	(Dollars in millions)
Operating expenses:
Engineering and development	$147.0	$156.1	$138.8
Sales and marketing	68.4	78.5	77.3
General and administrative	32.1	32.9	35.3
Special charges	74.8	—	—

	$322.3	$267.5	$251.4

Percentage of net revenues:
Engineering and development	31.9%	32.2%	24.8%
Sales and marketing	14.8	16.2	13.9
General and administrative	7.0	6.8	6.3
Special charges	16.2	—	—

	69.9%	55.2%	45.0%

Engineering and Development.    Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During fiscal 2014, engineering and development expenses decreased to $147.0 million from $156.1 million in fiscal 2013. The decrease was primarily due to a $6.7 million decrease in outside service and material costs related to new product development, a $2.7 million decrease in stock-based compensation and a $2.1 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans. These decreases were partially offset by a $2.3 million increase in equipment depreciation and maintenance costs.

Engineering and development expenses increased to $156.1 million for fiscal 2013 from $138.8 million in fiscal 2012. The increase was primarily due to a $10.0 million increase in cash compensation and related employee benefit costs, principally due to an increase in headcount, a $4.4 million increase in outside service and material costs related to new product development, and a $2.2 million increase in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $68.4 million for fiscal 2014 from $78.5 million for fiscal 2013. The decrease was primarily due to a $4.8 million decrease in cash compensation and related employee benefit costs and a $1.5 million decrease in stock-based compensation, principally due to a reduction in headcount resulting from our restructuring plans. The decrease in sales and marketing expenses also included a $2.9 million decrease in promotional expenses.

Sales and marketing expenses increased to $78.5 million for fiscal 2013 from $77.3 million for fiscal 2012. The increase was primarily due to an increase in cash compensation and related employee benefit costs, principally due to an increase in headcount.

General and Administrative.    General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $32.1 million for fiscal 2014 from $32.9 million for fiscal 2013 primarily due to a $2.5 million decrease in stock-based compensation, partially offset by a $1.7 million increase in outside services and other corporate expenses.

General and administrative expenses decreased to $32.9 million for fiscal 2013 from $35.3 million for fiscal 2012 primarily due to a $1.2 million decrease in cash compensation and related employee benefit costs and a $0.8 million decrease in stock-based compensation.

Special Charges.    During fiscal 2014, we recorded special charges of $74.8 million, consisting of $41.0 million for the portion of a license payment attributed to the use of the related technology in periods prior to the date of our license agreement with Broadcom, $26.5 million of exit costs and $7.3 million of asset impairment charges primarily related to property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs also include the costs associated with the cancellation of certain contracts and the estimated costs associated with the portion of a facility under a non-cancelable lease that we ceased using. We expect to incur between $2 million and $3 million of additional exit costs associated with both of our current restructuring activities, primarily related to severance costs for terminated employees that are required to provide services beyond the statutory notice period.

The total unpaid exit costs of $15.6 million as of March 30, 2014 are expected to be paid over the terms of the related agreements through fiscal 2018, including $10.0 million during the next twelve months.

Income Taxes

Our income tax expense (benefit) from continuing operations was $9.3 million, $(11.7) million and $14.0 million for fiscal 2014, 2013 and 2012, respectively.

Income tax expense for fiscal 2014 included $16.5 million of valuation allowances we recorded against deferred tax assets related to certain state tax credits and net operating loss carryforwards. Based upon our current projections of future taxable income in the respective states, we are no longer able to assert that it is more likely than not that we would realize the full benefit of these deferred tax assets. The current projections reflect changes in our forecasted taxable income, including the impact of acquisitions and restructuring activities which occurred during the fourth quarter of fiscal 2014. Income tax expense for fiscal 2014 was also impacted by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

Our income tax benefit for fiscal 2013 was primarily the result of adjustments to certain tax positions subject to an Internal Revenue Service (IRS) examination. These adjustments primarily consist of the settlement of a significant matter in the IRS examination of our income tax returns for fiscal years 2008 and 2009 for an amount less than we had previously accrued related to this tax position. During fiscal 2014, we settled all remaining matters relating to this IRS examination without material adjustment and are no longer subject to federal income tax examinations for years prior to fiscal 2010.

Our federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the IRS. We do not believe that the results of these examinations will have a material impact on our financial condition or results of operations.

Given the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions and dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in our ability to realize deferred tax assets.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities was $278.0 million as of March 30, 2014 compared to $455.5 million as of March 31, 2013. As of March 30, 2014 and March 31, 2013, our international subsidiaries held $232.8 million and $317.1 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125.0 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100.0 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of March 30, 2014.

Operating, Investing and Financing Activities

Cash provided by operating activities was $56.8 million for fiscal 2014 compared to $97.2 million for fiscal 2013. Operating cash flow for fiscal 2014 included the payment of $62.0 related to the non-exclusive patent license agreement with Broadcom, of which $41.0 million was attributed to the use of the related technology in periods prior to the date of the license agreement and charged to operations in fiscal 2014 and $21.0 million was attributed to the future use of the related technology over the term of the agreement and recorded as a prepaid license. Cash provided by operating activities for fiscal 2014 consisted of our net loss of $18.3 million, including the $41.0 million related to the license agreement, net non-cash expenses of $62.3 million and net cash provided as a result of changes in operating assets and liabilities of $12.8 million. Net non-cash expenses include $32.5 million of depreciation and amortization, $22.6 million of stock-based compensation, and $8.0 million of asset impairments which were primarily related to our restructuring plans. The changes in operating assets and liabilities included an $11.5 million increase in other liabilities, a $9.9 million increase in accrued taxes, net, and a $6.7 million decrease in inventories (excluding the impact of our acquisitions in fiscal 2014), partially offset by a $19.0 million increase in other assets. The increase in other liabilities was primarily due to accrued exit costs associated with our restructuring plans. The increase in accrued taxes, net, was primarily due to lower tax payments remitted during fiscal 2014. The decrease in inventories was primarily due to sales of products that included ASICs that were purchased in the prior year due to long lead times. The increase in other assets is primarily related to the $21.0 million of the amount paid under the patent license agreement with Broadcom that we attributed to future periods.

Cash provided by operating activities was $97.2 million for fiscal 2013 compared to $166.2 million for fiscal 2012. Operating cash flow for fiscal 2013 consisted of our net income of $73.1 million and net non-cash expenses of $62.9 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $38.8 million. The changes in operating assets and liabilities included a $37.3 million decrease in accrued taxes, net, and a $10.6 million decrease in accounts receivable. The decrease in accrued taxes, net, was primarily due to tax payments associated with the settlement of a significant matter in the IRS examination. The decrease in accounts receivable was primarily due to the timing of cash collections and a decrease in net revenues.

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

Cash used in investing activities was $17.0 million for fiscal 2014 and consisted of $157.4 million for the acquisition of businesses and $27.5 million of purchases of property and equipment, partially offset by $167.9 million of net proceeds from sales and maturities of available-for-sale securities. Cash used in investing activities was $36.4 million for fiscal 2013 and consisted of $46.8 million of purchases of property and equipment, partially offset by $10.4 million of net proceeds from sales and maturities of available-for-sale securities. Cash used in investing activities was $47.8 million for fiscal 2012 and consisted of $140.0 million of net purchases of available-for-sale securities and $32.8 million of purchases of property and equipment, partially offset by $125.0 million of proceeds from the sale of the IB Business.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $44.1 million for fiscal 2014 and consisted primarily of our purchase of $47.8 million of common stock under our stock repurchase program, $4.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $8.7 million of proceeds from the issuance of common stock under stock-based awards. Cash used in financing activities was $129.7 million for fiscal 2013 and consisted primarily of our purchase of $131.4 million of common stock under our stock repurchase program, $5.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $8.3 million of proceeds from the issuance of common stock under stock-based awards. Cash used in financing activities was $101.7 million for fiscal 2012 and consisted primarily of our purchase of $126.9 million of common stock under our stock repurchase programs and $5.5 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $30.0 million of proceeds from the issuance of common stock under stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of up to $1.95 billion of our outstanding common stock. As of March 30, 2014, we had repurchased a total of 126.6 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.94 billion. Our most recent stock repurchase program expired during fiscal 2014.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of March 30, 2014, and their impact on our cash flows in future fiscal years, is as follows:

	2015	2016	2017	2018	2019	Total
	(In millions)
Operating leases	$8.2	$4.4	$2.5	$1.9	$0.2	$17.2
Non-cancelable purchase obligations	39.5	—	—	—	—	39.5

	$47.7	$4.4	$2.5	$1.9	$0.2	$56.7

The amount of unrecognized tax benefits, including related accrued interest and penalties, was $17.1 million as of March 30, 2014. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Inventories acquired through business combinations are recorded at their acquisition date fair value, which is generally estimated selling price less the costs of disposal and a normal profit allowance.

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

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate a potential impairment, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We perform the annual test for impairment as of the first day of our fourth fiscal quarter. During the annual goodwill impairment test in fiscal 2014, we completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price) of the reporting unit exceeded its carrying value. Based on this impairment test, we believe that we have no at-risk goodwill.

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

Recently Issued Accounting Standards Not Yet Effective

In July 2013, the Financial Accounting Standards Board issued an accounting standard update that requires certain unrecognized tax benefits to be presented as a reduction to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard may be applied prospectively or retrospectively. We will adopt this standard in the first quarter of fiscal 2015 and its adoption is not expected to have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements other than operating leases. Information related to our off-balance sheet arrangements is included in Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K. Such information is hereby incorporated by reference.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2014, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of March 30, 2014 consists of $186.8 million of securities that are classified as available-for-sale. As of March 30, 2014, we had gross unrealized losses associated with our available-for-sale securities of $0.3 million that were determined by management to be temporary in nature.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of March 30, 2014 and March 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 22, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

May 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited QLogic Corporation’s internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of March 30, 2014 and March 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 30, 2014, and our report dated May 22, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

May 22, 2014

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

March 30, 2014 and March 31, 2013

	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$91,258	$95,532
Marketable securities	186,783	359,974
Accounts receivable, less allowance for doubtful accounts of $1,186 and $1,196 as of March 30, 2014 and March 31, 2013, respectively	65,213	66,135
Inventories	18,036	20,160
Deferred tax assets	15,080	13,036
Other current assets	16,590	24,381

Total current assets	392,960	579,218
Property and equipment, net	84,912	96,336
Goodwill	194,107	110,976
Purchased intangible assets, net	69,903	4,054
Deferred tax assets	32,827	31,992
Other assets	23,554	2,587

	$798,263	$825,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,657	$29,668
Accrued compensation	26,956	27,453
Accrued taxes	981	4,559
Deferred revenue	3,954	4,676
Other current liabilities	16,123	7,651

Total current liabilities	78,671	74,007
Accrued taxes	17,095	10,772
Other liabilities	9,071	6,107

Total liabilities	104,837	90,886

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 213,786,000 and 212,145,000 shares issued as of March 30, 2014 and March 31, 2013, respectively	214	212
Additional paid-in capital	958,008	932,557
Retained earnings	1,672,071	1,690,337
Accumulated other comprehensive income	435	1,887
Treasury stock, at cost: 126,616,000 and 122,185,000 shares as of March 30, 2014 and March 31, 2013, respectively	(1,937,302)	(1,890,716)

Total stockholders’ equity	693,426	734,277

	$798,263	$825,163

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended March 30, 2014, March 31, 2013 and April 1, 2012

	2014	2013	2012
	(In thousands, except per share amounts)
Net revenues	$460,907	$484,538	$558,608
Cost of revenues	150,800	159,180	177,704

Gross profit	310,107	325,358	380,904

Operating expenses:
Engineering and development	147,010	156,097	138,768
Sales and marketing	68,367	78,512	77,370
General and administrative	32,097	32,899	35,299
Special charges	74,853	—	—

Total operating expenses	322,327	267,508	251,437

Operating income (loss)	(12,220)	57,850	129,467
Interest and other income, net	3,260	4,007	3,959

Income (loss) from continuing operations before income taxes	(8,960)	61,857	133,426
Income tax expense (benefit)	9,306	(11,704)	13,983

Income (loss) from continuing operations	(18,266)	73,561	119,443

Discontinued operations:
Income (loss) from operations, net of income taxes	—	(425)	910
Gain on sale, net of income taxes	—	—	109,083

Income (loss) from discontinued operations	—	(425)	109,993

Net income (loss)	$(18,266)	$73,136	$229,436

Income (loss) from continuing operations per share:
Basic	$(0.21)	$0.79	$1.17

Diluted	$(0.21)	$0.78	$1.16

Income (loss) from discontinued operations per share:
Basic	$—	$(0.01)	$1.08

Diluted	$—	$—	$1.07

Net income (loss) per share:
Basic	$(0.21)	$0.78	$2.25

Diluted	$(0.21)	$0.78	$2.23

Number of shares used in per share calculations:
Basic	87,612	93,560	101,766

Diluted	87,612	93,998	102,711

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended March 30, 2014, March 31, 2013 and April 1, 2012

	2014	2013	2012
	(In thousands)
Net income (loss)	$(18,266)	$73,136	$229,436
Other comprehensive income, net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	(1,112)	1,600	691
Net realized gains reclassified into earnings	(587)	(626)	(204)

	(1,699)	974	487
Foreign currency translation adjustments	247	(120)	(68)

Total other comprehensive income (loss)	(1,452)	854	419

Comprehensive income (loss)	$(19,718)	$73,990	$229,855

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 30, 2014, March 31, 2013 and April 1, 2012

					Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Outstanding
	Shares	Amount
	(In thousands)
Balance at April 3, 2011	104,717	$208	$844,546	$1,387,765	$614	$(1,631,969)	$601,164
Net income	—	—	—	229,436	—	—	229,436
Issuance of common stock under stock-based awards	2,646	3	24,485	—	—	—	24,488
Increase in excess tax benefits from stock-based awards	—	—	111	—	—	—	111
Stock-based compensation	—	—	32,592	—	—	—	32,592
Other comprehensive income	—	—	—	—	419	—	419
Purchases of treasury stock	(8,586)	—	—	—	—	(128,367)	(128,367)

Balance at April 1, 2012	98,777	211	901,734	1,617,201	1,033	(1,760,336)	759,843
Net income	—	—	—	73,136	—	—	73,136
Issuance of common stock under stock-based awards	1,457	1	2,614	—	—	—	2,615
Decrease in excess tax benefits from stock-based awards	—	—	(2,154)	—	—	—	(2,154)
Stock-based compensation	—	—	30,363	—	—	—	30,363
Other comprehensive income	—	—	—	—	854	—	854
Purchases of treasury stock	(10,274)	—	—	—	—	(130,380)	(130,380)

Balance at March 31, 2013	89,960	212	932,557	1,690,337	1,887	(1,890,716)	734,277
Net loss	—	—	—	(18,266)	—	—	(18,266)
Issuance of common stock under stock-based awards	1,641	2	3,970	—	—	—	3,972
Decrease in excess tax benefits from stock-based awards	—	—	(1,157)	—	—	—	(1,157)
Stock-based compensation	—	—	22,638	—	—	—	22,638
Other comprehensive loss	—	—	—	—	(1,452)	—	(1,452)
Purchases of treasury stock	(4,431)	—	—	—	—	(46,586)	(46,586)

Balance at March 30, 2014	87,170	$214	$958,008	$1,672,071	$435	$(1,937,302)	$693,426

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 30, 2014, March 31, 2013 and April 1, 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(18,266)	$73,136	$229,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,523	28,630	31,641
Stock-based compensation	22,638	30,363	32,592
Deferred income taxes	(3,637)	(110)	(4,813)
Gain on sale of business	—	—	(103,509)
Asset impairments	8,022	—	—
Other non-cash items	2,729	3,954	5,946
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	899	10,635	(6,533)
Inventories	6,660	(436)	(843)
Other assets	(19,013)	(3,346)	361
Accounts payable	4,376	(3,555)	(4,908)
Accrued compensation	(1,511)	(873)	2,468
Accrued taxes, net	9,855	(37,314)	(16,265)
Other liabilities	11,516	(3,919)	590

Net cash provided by operating activities	56,791	97,165	166,163

Cash flows from investing activities:
Purchases of available-for-sale securities	(342,921)	(298,621)	(573,635)
Proceeds from sales and maturities of available-for-sale securities	510,816	308,947	433,644
Purchases of property and equipment	(27,550)	(46,765)	(32,731)
Acquisition of businesses	(157,352)	—	—
Proceeds from sale of business	—	—	124,969

Net cash used in investing activities	(17,007)	(36,439)	(47,753)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	8,711	8,250	29,961
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,739)	(5,635)	(5,473)
Purchases of treasury stock	(47,785)	(131,426)	(126,870)
Other financing activities	(245)	(899)	708

Net cash used in financing activities	(44,058)	(129,710)	(101,674)

Net increase (decrease) in cash and cash equivalents	(4,274)	(68,984)	16,736
Cash and cash equivalents at beginning of year	95,532	164,516	147,780

Cash and cash equivalents at end of year	$91,258	$95,532	$164,516

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds received	$2,508	$23,434	$25,311

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) designs and supplies high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. The Company’s products are used in enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking. The Company’s products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks, and converged networks. The Company’s products consist primarily of connectivity products such as adapters and application-specific integrated circuits (ASICs) and are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.

The Company classifies its products into two categories – Advanced Connectivity Platforms and Legacy Connectivity Products. Advanced Connectivity Platforms are comprised primarily of adapters and ASICs for server and storage connectivity applications. Legacy Connectivity Products are comprised primarily of Fibre Channel switch products and 1Gb Internet Small Computer System Interface (iSCSI) products.

Principles of Consolidation

The consolidated financial statements include the financial statements of QLogic Corporation and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Financial Reporting Period

The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2014, 2013 and 2012 each comprised fifty-two weeks and ended on March 30, 2014, March 31, 2013 and April 1, 2012, respectively.

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

The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining (i) the fair value of assets acquired and liabilities assumed in a business combination, including the fair value of identifiable intangible assets, (ii) the fair value of a patent license and the portion of the fair value attributable to past and

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future periods, (iii) the Company’s tax filing positions and the related assessment of recognition and measurement of uncertain tax positions, (iv) whether a valuation allowance related to a deferred tax asset should be recorded, (v) whether a potential indicator of impairment of the Company’s long-lived assets exists and in estimating future cash flows for the purpose of any necessary impairment tests, and (vi) whether a group of assets disposed or to be disposed of meets the criteria for presentation as discontinued operations and in identifying the appropriate amounts to present as discontinued operations. If management’s estimates differ materially from actual results, the Company’s future results of operations will be affected.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

The Company expenses all advertising costs as incurred and such costs were not material to the consolidated statements of operations for all periods presented.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income from Continuing Operations per Share

The Company computes basic income (loss) from continuing operations per share based on the weighted-average number of common shares outstanding during the periods presented. Diluted income (loss) from continuing operations per share is computed based on the weighted-average number of common and any dilutive potential common shares outstanding using the treasury stock method. The Company has granted stock options, restricted stock units and other stock-based awards, which have been treated as dilutive potential common shares in computing diluted income from continuing operations per share.

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

The Company sells its products to OEMs and distributors throughout the world. As of March 30, 2014, and March 31, 2013 the Company had four customers that each individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs or manufacturing subcontractors of servers and workstations, accounted for an aggregate of 71% and 74% of the Company’s accounts receivable as of March 30, 2014 and March 31, 2013, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk related to trade accounts receivable is minimal.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories acquired through business combinations are recorded at their acquisition date fair value, which is generally estimated selling price less the costs of disposal and a normal profit allowance.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased intangible assets consist primarily of technology acquired in business acquisitions. Purchased intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are realized or, if that pattern cannot be reliably determined, using a straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years.

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

Comprehensive Income

Comprehensive income (loss) includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of income taxes, and foreign currency translation adjustments.

Foreign Currency Translation

Certain of the Company’s foreign subsidiaries utilize a functional currency other than U.S. dollars. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in interest and other income, net, and were not material to the consolidated statements of operations for all periods presented.

Note 2. Business Acquisitions and License Agreement

Broadcom Corporation

On March 13, 2014, the Company acquired certain 10/40/100Gb Ethernet controller-related assets from Broadcom Corporation (Broadcom) primarily relating to the NetXtreme® II Ethernet controller family and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. The transfer of certain property and equipment in a foreign jurisdiction is subject to local compliance requirements and is expected to be completed in fiscal 2015. This business acquisition expands the Company’s product portfolio and is expected to accelerate its time to market for next generation products in the server Ethernet connectivity market. In connection with this acquisition, the Company entered into a development and supply agreement under which the Company will purchase services and ASICs from Broadcom related to this business.

The Company preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. The excess of the total

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase consideration over the aggregate estimated fair values was recorded as goodwill. The goodwill associated with this acquisition is expected to be tax deductible. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In thousands)
Inventories	$2,880
Other current assets	307
Property and equipment	2,455
Goodwill	83,131
Purchased intangible asset	60,100
Accrued compensation	(987)
Other current liabilities	(129)

$147,757

Included in the preliminary purchase price allocation is a provisional amount related to a purchased intangible asset consisting of developed technology, which has an estimated useful life of five years. The preliminary fair value of this purchased intangible asset was based on estimates and assumptions made by management at the time of the acquisition. The Company is in the process of completing the identification and valuation of the intangible assets and certain property and equipment acquired, which may result in adjustments to goodwill and the provisional amounts recorded for the purchased intangible asset and property and equipment, as well as recording the fair value of additional identifiable intangible assets. These adjustments may also result in changes to related amortization expense. The Company expects to finalize the purchase price allocation during fiscal 2015.

Supplemental Pro Forma Data (Unaudited)

The unaudited supplemental pro forma financial data presented below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2013. The supplemental data includes amortization expense related to the acquired intangible assets of $12.0 million in each of the periods presented. In addition, the supplemental data reflects adjustments related to stock-based compensation, the amortization of acquired inventory valuation step-up and transaction costs, such as legal fees, directly associated with the acquisition. These additional adjustments are not material to the periods presented.

This unaudited supplemental pro forma financial data is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the Company completed the acquisition at the beginning of fiscal 2013.

	2014	2013
	(Unaudited, in thousands, except per share amounts)
Pro forma net revenues:
Advanced Connectivity Platforms	$423,446	$433,357
Legacy Connectivity Products	85,888	124,424

	$509,334	$557,781
Pro forma income (loss) from continuing operations	$(38,676)	$59,198
Pro forma income (loss) from continuing operations per share (basic)	$(0.44)	$0.63
Pro forma income (loss) from continuing operations per share (diluted)	$(0.44)	$0.63

The results of operations for this acquisition have been included in the consolidated financial statements from the date of acquisition and are immaterial to the consolidated financial results of the Company.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent License Agreement

On March 13, 2014, the Company entered into a non-exclusive patent license agreement with Broadcom and paid a one-time fee of $62.0 million as specified in the agreement. The license covers all of the Company’s Fibre Channel products. The Company determined that the $62.0 million fee represented the estimated fair value of the license utilizing a market approach, as well as a relief-from-royalty income approach based on the applicable historical revenues and projected future revenues over the ten-year term of the license. Based on the relief-from-royalty income approach, the Company attributed $41.0 million of the license fee to the use of the related technology in periods prior to the date of the license agreement and recorded this amount in special charges in fiscal 2014. The portion of the fee attributed to the future use of the technology was $21.0 million and was recorded as a prepaid license in other assets. The prepaid license is being amortized using a method that reflects the pattern in which the economic benefits of the prepaid license are consumed or otherwise used over the ten-year license term. During fiscal 2014, the Company recognized $0.1 million of amortization expense related to the prepaid license.

Multiple Element Arrangement

The Company accounted for the acquisition of the Ethernet controller-related assets (which included a development and supply agreement and a transition services agreement) and the patent license agreement as a multiple element arrangement, since these agreements were entered into between the parties within a short period of time. In a multiple element arrangement, the fair value of the individual components is determined and the total consideration is allocated to the components on a relative fair value basis. The Company determined that the fair value of each of the acquisition and the patent license were consistent with the consideration specified in the respective agreements.

Brocade Communications Systems, Inc.

On January 17, 2014, the Company acquired the assets of the Fibre Channel and converged network adapter business from Brocade Communications Systems, Inc. (Brocade) for cash consideration of $9.6 million and the assumption of certain liabilities. The Company completed this acquisition to expand its product portfolio and market position in the Fibre Channel and converged network adapter market. The Company estimated the fair value of the assets acquired and liabilities assumed and allocated the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. The primary components of the purchase price allocation are an intangible asset of $8.0 million, consisting of developed technology, and inventory of $1.7 million. The intangible asset is being amortized over an estimated useful life of three years using a method that reflects the pattern in which the economic benefits of the intangible asset are utilized.

The results of operations for this acquisition have been included in the consolidated financial statements from the date of acquisition and are immaterial to the consolidated financial results of the Company. Pro forma results of operations have not been presented for this acquisition as the results of operations of the acquired business are not material to the consolidated financial statements of the Company.

Note 3. Discontinued Operations

On February 29, 2012, the Company completed the sale of the product lines and certain assets associated with its InfiniBand business to Intel Corporation and received $125.0 million in cash. In addition, Intel agreed to assume certain liabilities related to the IB Business. The assets sold consisted primarily of intellectual property, inventories and property and equipment. The Company allocated $8.8 million of the carrying value of its goodwill to the IB Business and wrote off this amount as part of the sale. The allocated amount was determined on a pro rata basis based on the consideration received from the sale of the IB Business and the fair value of the

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit as of the date the IB Business was sold. In connection with this divestiture, the Company recognized a gain on the sale of the IB Business of $103.5 million.

Income from discontinued operations consists of direct revenues and direct expenses of the IB Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results of the IB Business included in discontinued operations in the consolidated statements of operations is as follows:

	2013	2012
	(In thousands)
Net revenues	$421	$36,199
Loss from operations before income taxes	$(690)	$(2,913)

Note 4. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 30, 2014
U.S. government and agency securities	$49,237	$16	$(55)	$49,198
Corporate debt obligations	74,386	200	(72)	74,514
Mortgage-backed securities	32,778	191	(187)	32,782
Municipal bonds	24,989	133	(9)	25,113
Other debt securities	5,178	3	(5)	5,176

	$186,568	$543	$(328)	$186,783

March 31, 2013
U.S. government and agency securities	$113,033	$327	$(1)	$113,359
Corporate debt obligations	153,460	1,429	(30)	154,859
Mortgage-backed securities	50,852	473	(44)	51,281
Municipal bonds	39,661	211	—	39,872
Other debt securities	602	1	—	603

	$357,608	$2,441	$(75)	$359,974

The amortized cost and estimated fair value of debt securities as of March 30, 2014, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$25,933	$25,953
Due after one year through three years	118,551	118,756
Due after three years through five years	18,255	18,205
Due after five years	23,829	23,869

	$186,568	$186,783

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 30, 2014 and March 31, 2013.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 30, 2014
U.S. government and agency securities	$26,879	$(55)	$—	$—	$26,879	$(55)
Corporate debt obligations	19,906	(72)	—	—	19,906	(72)
Mortgage-backed securities	11,261	(145)	2,838	(42)	14,099	(187)
Municipal bonds	3,322	(9)	—	—	3,322	(9)
Other debt securities	2,955	(5)	—	—	2,955	(5)

	$64,323	$(286)	$2,838	$(42)	$67,161	$(328)

March 31, 2013
U.S. government and agency securities	$4,502	$(1)	$—	$—	$4,502	$(1)
Corporate debt obligations	24,203	(30)	—	—	24,203	(30)
Mortgage-backed securities	10,048	(44)	—	—	10,048	(44)

	$38,753	$(75)	$—	$—	$38,753	$(75)

As of March 30, 2014 and March 31, 2013, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 30, 2014 and March 31, 2013, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

Realized gains and losses reclassified from accumulated other comprehensive income are included in interest and other income, net, in the consolidated statements of operations.

Note 5. Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of accounts receivable and accounts payable approximates fair value.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the assets measured at fair value on a recurring basis as of March 30, 2014 and March 31, 2013 is as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
March 30, 2014
Cash and cash equivalents	$91,258	$—	$91,258

Marketable securities:
U.S. government and agency securities	49,198	—	49,198
Corporate debt obligations	—	74,514	74,514
Mortgage-backed securities	—	32,782	32,782
Municipal bonds	—	25,113	25,113
Other debt securities	—	5,176	5,176

	49,198	137,585	186,783

	$140,456	$137,585	$278,041

March 31, 2013
Cash and cash equivalents	$95,098	$434	$95,532

Marketable securities:
U.S. government and agency securities	113,359	—	113,359
Corporate debt obligations	—	154,859	154,859
Mortgage-backed securities	—	51,281	51,281
Municipal bonds	—	39,872	39,872
Other debt securities	—	603	603

	113,359	246,615	359,974

	$208,457	$247,049	$455,506

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

Note 6. Inventories

Components of inventories are as follows:

	2014	2013
	(In thousands)
Raw materials	$2,041	$2,039
Finished goods	15,995	18,121

	$18,036	$20,160

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Property and Equipment

Components of property and equipment are as follows:

	2014	2013
	(In thousands)
Land	$14,656	$14,656
Buildings and improvements	47,629	46,462
Production and test equipment	219,416	220,130
Furniture and fixtures	8,338	7,986

	290,039	289,234
Less accumulated depreciation and amortization	205,127	192,898

	$84,912	$96,336

Note 8. Purchased Intangible Assets

Purchased intangible assets consist of the following:

	March 30, 2014			March 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Acquisition-related intangibles:
Developed technology	$73,461	$4,957	$68,504	$5,400	$3,021	$2,379
Other	1,010	993	17	1,010	791	219

	74,471	5,950	68,521	6,410	3,812	2,598
Other purchased intangibles:
Technology-related	2,819	1,437	1,382	2,713	1,257	1,456

	$77,290	$7,387	$69,903	$9,123	$5,069	$4,054

A summary of the amortization expense, by classification, included in the consolidated statements of operations is as follows:

	2014	2013	2012
	(In thousands)
Continuing operations — cost of revenues	$2,387	$1,223	$1,023
Discontinued operations	—	—	3,160

	$2,387	$1,223	$4,183

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of purchased intangible assets as of March 30, 2014:

Fiscal
(In thousands)
2015	$16,452
2016	15,600
2017	13,793
2018	12,279
2019	11,779

$69,903

Note 9. Revolving Credit Facility

In March 2013, the Company entered into a credit agreement (the Credit Agreement) which provides the Company with a $125.0 million unsecured revolving credit facility that matures in March 2018. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the Credit Agreement, the Company may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100.0 million, subject to certain conditions.

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

There were no borrowings outstanding under the Credit Agreement as of March 30, 2014.

Note 10. Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of March 30, 2014 and March 31, 2013, the Company had 213.8 million and 212.1 million shares of common stock issued, respectively. As of March 30, 2014, 27.8 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards and 2.5 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of the Company’s outstanding common stock. During fiscal 2014, the Company purchased 4.4 million shares of its

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock for an aggregate purchase price of $46.6 million. During fiscal 2013, the Company purchased 10.3 million shares of its common stock for an aggregate purchase price of $130.4 million. As of March 30, 2014, the Company had purchased a total of 126.6 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.94 billion. The Company’s most recent stock repurchase program expired during fiscal 2014.

Repurchased shares have been recorded as treasury shares and will be held unless and until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 11. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or end of each offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock, in an amount between 1% and 10% of compensation, subject to limits specified in the Internal Revenue Code. The total number of shares issued under the ESPP was 836,000, 740,000 and 556,000 during fiscal 2014, 2013 and 2012, respectively.

Stock Incentive Compensation Plans

The Company may grant stock-based awards to employees and directors under the QLogic 2005 Performance Incentive Plan (the 2005 Plan). Shares available for future grant were 12.6 million under the 2005 Plan as of March 30, 2014. Prior to the adoption of the 2005 Plan in August 2005, the Company granted options to purchase shares of the Company’s common stock to employees and directors under certain predecessor stock plans. No further awards can be granted under these predecessor plans.

The 2005 Plan provides for the issuance of incentive and non-qualified stock options, restricted stock units and other stock-based incentive awards for employees. The 2005 Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. In general, stock options granted to employees have ten-year terms and vest over four years from the date of grant. Restricted stock units represent a right to receive a share of stock at a future vesting date with no cash payment from the holder. In general, restricted stock units granted to employees subject to only a service condition vest over four years from the date of grant. Restricted stock units granted to certain senior executives subject to a service and either a performance or market condition vest over three or four years.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at April 3, 2011	21,856	$18.51
Granted	1,630	15.73
Exercised	(1,544)	14.83
Forfeited (cancelled pre-vesting)	(686)	15.86
Expired (cancelled post-vesting)	(2,245)	24.93

Outstanding at April 1, 2012	19,011	17.91
Granted	1,387	13.67
Exercised	(79)	14.31
Forfeited (cancelled pre-vesting)	(177)	15.82
Expired (cancelled post-vesting)	(3,313)	20.23

Outstanding at March 31, 2013	16,829	17.14
Granted	75	10.90
Exercised	(88)	12.00
Forfeited (cancelled pre-vesting)	(732)	15.02
Expired (cancelled post-vesting)	(4,881)	20.45

Outstanding at March 30, 2014	11,203	$15.84	4.5	$327

Vested and expected to vest at March 30, 2014	11,123	$15.85	4.5	$325

Exercisable at March 30, 2014	10,216	$15.95	4.2	$168

A summary of activity of restricted stock units subject to only a service condition is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding and unvested at April 3, 2011	2,271	$15.80
Granted	1,656	15.63
Vested	(879)	15.58
Forfeited	(362)	15.82

Outstanding and unvested at April 1, 2012	2,686	15.77
Granted	1,753	13.52
Vested	(1,002)	15.43
Forfeited	(186)	14.94

Outstanding and unvested at March 31, 2013	3,251	14.71
Granted	2,207	11.11
Vested	(1,150)	14.90
Forfeited	(697)	13.80

Outstanding and unvested at March 30, 2014	3,611	$12.62

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table above includes 477,000 restricted stock units granted to employees that joined the Company in connection with acquisitions in fiscal 2014.

A summary of activity of restricted stock units subject to a service condition and either a performance or market condition is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding and unvested at April 3, 2011	—	$—
Granted	163	13.85
Vested	—	—
Forfeited	(8)	13.85

Outstanding and unvested at April 1, 2012	155	13.85
Granted	179	14.10
Vested	(36)	13.85
Forfeited	(9)	13.85

Outstanding and unvested at March 31, 2013	289	14.01
Granted	374	11.67
Vested	(60)	13.97
Forfeited	(180)	13.86

Outstanding and unvested at March 30, 2014	423	$12.02

During fiscal 2014, 2013 and 2012, the Company issued 717,000, 638,000 and 546,000 shares of common stock, respectively, in connection with the vesting of restricted stock units. The difference between the number of restricted stock units vested and the shares of common stock issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Stock-Based Compensation Expense

A summary of stock-based compensation expense, by functional line item in the consolidated statements of operations, is as follows:

	2014	2013	2012
	(In thousands)
Cost of revenues	$1,349	$2,372	$2,506
Engineering and development	10,918	13,584	14,199
Sales and marketing	5,337	6,853	6,667
General and administrative	5,034	7,554	8,316

Total continuing operations	22,638	30,363	31,688
Discontinued operations	—	—	904

	$22,638	$30,363	$32,592

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2014		2013		2012
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Fair value	$4.12	$2.41	$4.97	$2.66	$5.73	$3.49
Expected volatility	36%	32%	38%	36%	36%	36%
Risk-free interest rate	1.6%	0.1%	0.9%	0.1%	1.8%	0.1%
Expected life (years)	6.2	0.3	5.5	0.25	5.5	0.25
Dividend yield	—	—	—	—	—	—

Restricted stock units granted subject to either (i) a service condition only, or (ii) service and performance conditions, are valued based on the closing market price on the date of grant. Restricted stock units granted with service and market conditions are valued based on a Monte Carlo simulation model on the date of grant.

The Company recognized tax benefits related to stock-based compensation expense for fiscal 2014, 2013 and 2012 of $6.2 million, $7.9 million and $7.7 million, respectively. Stock-based compensation costs capitalized as part of the cost of assets were not material for all periods presented.

As of March 30, 2014, there was $45.3 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 2.5 years.

During fiscal 2014, 2013 and 2012, the grant date fair value of options vested totaled $7.7 million, $12.1 million and $16.5 million, respectively. The intrinsic value of options exercised during fiscal 2014, 2013 and 2012 totaled $0.1 million, $0.2 million and $3.8 million, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The fair value of restricted stock units vested during fiscal 2014, 2013 and 2012 totaled $11.7 million, $14.6 million and $14.4 million, respectively.

The Company currently issues new shares to deliver common stock under its stock-based award plans.

Note 12. Employee Retirement Savings Plan

The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code for substantially all U.S. employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. In fiscal 2013, the Company began matching contributions up to 2% of a participant’s compensation. Additionally, the Company periodically authorizes discretionary contributions to the plan. The Company’s matching and discretionary contributions on behalf of its employees totaled $1.8 million, $1.2 million and $1.1 million in fiscal 2014, 2013 and 2012, respectively.

The Company also maintains retirement plans in certain non-U.S. locations. The total expense and total obligation of the Company for these plans were not material to the consolidated financial statements for all periods presented.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Special Charges

A summary of the special charges recorded during fiscal 2014 is as follows:

(In thousands)
Patent license (Note 2)	$41,040
Exit costs	26,491
Asset impairments	7,322

$74,853

March 2014 Initiative

In March 2014, the Company implemented a restructuring plan (March 2014 Initiative) primarily designed to consolidate its Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom (Note 2). This restructuring plan primarily includes a workforce reduction and the consolidation and elimination of certain engineering activities. The Company expects to incur approximately $1 million of additional exit costs, primarily related to severance costs for workforce reductions. The Company expects to substantially complete these restructuring activities during the first quarter of fiscal 2015.

During the fourth quarter of fiscal 2014, the Company recorded special charges of $14.0 million in connection with the March 2014 Initiative, consisting of $9.1 million of exit costs and $4.9 million of asset impairment charges primarily related to abandoned property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees and the costs associated with the cancellation of certain contracts.

Activity and liability balances for exit costs related to the March 2014 Initiative are as follows:

	Workforce Reduction	Contract Cancellation and Other	Total
	(In thousands)
Charged to costs and expenses	$4,789	$4,325	$9,114
Payments	(1,612)	(14)	(1,626)

Balance as of March 30, 2014	$3,177	$4,311	$7,488

June 2013 Initiative

In June 2013, the Company commenced a restructuring plan (June 2013 Initiative) designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future ASICs for switch products.

During fiscal 2014, the Company recorded special charges of $19.8 million in connection with the June 2013 Initiative, consisting of $17.4 million of exit costs and $2.4 million of asset impairment charges primarily related to abandoned property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur between $1 million and $2 million of additional severance costs in connection with these employees over the

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requisite service period. Exit costs also include the estimated costs associated with the portion of a facility under a non-cancelable lease that the Company ceased using.

Activity and liability balances for exit costs related to the June 2013 Initiative, including a liability associated with exit costs related to a portion of the facility the Company ceased using prior to fiscal 2013, are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 31, 2013	$—	$1,771	$1,771
Charged to costs and expenses	13,831	3,546	17,377
Payments	(10,303)	(696)	(10,999)

Balance as of March 30, 2014	$3,528	$4,621	$8,149

The total unpaid exit costs related to both initiatives are expected to be paid over the terms of the related agreements through fiscal 2018. As of March 30, 2014, unpaid exit costs totaling $10.0 million and $5.6 million are included in other current liabilities and other liabilities, respectively.

Note 14. Interest and Other Income, net

Components of interest and other income, net, are as follows:

	2014	2013	2012
	(In thousands)
Interest income	$3,378	$3,825	$3,405
Gain on sales of available-for-sale securities	2,184	1,151	1,839
Loss on sales of available-for-sale securities	(938)	(716)	(809)
Other	(1,364)	(253)	(476)

	$3,260	$4,007	$3,959

Note 15. Income Taxes

Income (loss) from continuing operations before income taxes consists of the following components:

	2014	2013	2012
	(In thousands)
United States	$(19,056)	$13,084	$35,733
International	10,096	48,773	97,693

	$(8,960)	$61,857	$133,426

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) from continuing operations are as follows:

	2014	2013	2012
	(In thousands)
Current:
Federal	$9,206	$(13,374)	$11,054
State	1,532	260	1,279
Foreign	2,205	1,520	1,904

Total current	12,943	(11,594)	14,237

Deferred:
Federal	(18,883)	3,445	3,360
State	15,006	(3,684)	(4,781)
Foreign	240	129	1,167

Total deferred	(3,637)	(110)	(254)

	$9,306	$(11,704)	$13,983

Income tax expense from continuing operations for fiscal 2014 includes the impact of valuation allowances recorded against deferred tax assets related to certain state tax credits and net operating loss carryforwards. Income tax benefit from continuing operations for fiscal 2013 was primarily the result of adjustments to certain tax positions subject to an Internal Revenue Service (IRS) examination. These adjustments primarily consist of the settlement of a significant matter in the IRS examination of the Company’s income tax returns for fiscal years 2008 and 2009.

The income tax benefit related to discontinued operations for fiscal 2013 and 2012 was $0.3 million and $9.4 million, respectively. The income tax benefit for fiscal 2012 includes a $5.6 million net benefit associated with the sale of the IB Business, including the tax effect of the related liquidation of two domestic subsidiaries which were engaged in the IB Business. In connection with this liquidation, the Company recognized losses for tax purposes related to its investment in these subsidiaries. The tax benefit of these losses was substantially offset by the tax related to the gain on sale of the IB Business. The $5.6 million net tax benefit is included in the gain on sale from discontinued operations, net of income taxes, in the consolidated statement of operations for fiscal 2012.

The effect of deferred taxes associated with the change in unrealized gains and losses on the Company’s available-for-sale securities was immaterial for all periods presented and was recorded in accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax expense (benefit) with the amount computed by applying the federal statutory tax rate to income (loss) from continuing operations before income taxes is as follows:

	2014	2013	2012
	(In thousands)
Expected income tax expense (benefit) at the statutory rate	$(3,136)	$21,650	$46,699
State income taxes, net of federal tax benefit	(330)	1,581	1,198
Tax rate differential on foreign earnings and other international related tax items	(324)	(14,025)	(30,277)
Benefit from research and other credits	(6,764)	(9,210)	(5,090)
Stock-based compensation	4,759	2,414	2,602
Resolution of prior period tax matters	(1,480)	(14,701)	(2,530)
Valuation allowance	16,433	(301)	(161)
Other, net	148	888	1,542

	$9,306	$(11,704)	$13,983

The components of the deferred tax assets and liabilities are as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Research credits	$24,296	$17,103
Reserves and accruals not currently deductible	20,454	16,968
Stock-based compensation	15,583	18,036
Net operating loss carryforwards	11,048	12,408
Patent license	7,430	—
Investment securities	1,046	1,267
Other	419	657

Total gross deferred tax assets	80,276	66,439
Valuation allowance	(17,672)	(1,239)

Total deferred tax assets, net of valuation allowance	62,604	65,200

Deferred tax liabilities:
State income taxes	10,026	9,315
Research and development expenditures	2,220	4,198
Property and equipment	1,911	6,149
Purchased intangible assets	540	510

Total deferred tax liabilities	14,697	20,172

Net deferred tax assets	$47,907	$45,028

The Company’s deferred tax assets related to research credits consist primarily of state research tax credit carryforwards. These state tax credits have no expiration date and may be carried forward indefinitely. However, these credits may be utilized only to the extent that the Company realizes taxable income in the related state. Based upon the Company’s current projections of future taxable income in the respective states, the Company is no longer able to assert that it is more likely than not that it would realize the full benefit of these deferred tax assets. The current projections reflect changes in the Company’s forecasted taxable income, including the impact of acquisitions and restructuring activities which occurred during the fourth quarter of fiscal 2014. Accordingly, the Company recorded a valuation allowance against these deferred tax assets of $14.8 million during fiscal 2014.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax assets related to net operating loss carryforwards include both federal and state net operating loss carryforwards. The state net operating loss carryforwards are specific to the states in which the net operating losses were generated and certain of these carryforwards relate to previous acquisitions, which are subject to limitations on the timing of utilization. Based upon the Company’s current projections of future taxable income in the respective states, the Company is no longer able to assert that it is more likely than not that it would realize the full benefit of these deferred tax assets. The current projections reflect changes in the Company’s forecasted taxable income, including the impact of acquisitions and restructuring activities which occurred during the fourth quarter of fiscal 2014. Accordingly, the Company recorded a valuation allowance against these deferred tax assets of $1.7 million during fiscal 2014.

The Company’s deferred tax assets related to investment securities and capital loss carryovers consist primarily of temporary differences related to other-than-temporary impairments on the Company’s investment securities and realized losses on dispositions of investment securities that are subject to limitations on deductibility. As a result of limitations on the deductibility of capital losses and other factors, management is currently unable to assert that it is more likely than not that the Company will realize the full benefit of these deferred tax assets. Accordingly, the Company had previously recorded a valuation allowance against these deferred tax assets. The balance of this valuation allowance was $1.2 million as of March 30, 2014 and March 31, 2013.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the full benefit of the existing deferred tax assets as of March 30, 2014, except for the deferred tax assets discussed above. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

As of March 30, 2014, the Company has federal net operating loss carryforwards of $14.0 million, which will expire between fiscal 2027 and 2029, if not utilized, and state net operating loss carryforwards of $71.2 million, which will expire between fiscal 2017 and 2032, if not utilized. The net operating loss carryforwards relating to acquired companies are subject to limitations on the timing of utilization. The Company also has state capital loss carryovers of $54.4 million, which will expire between fiscal 2017 and 2029, if not utilized, and state research tax credit carryforwards of $23.3 million, which have no expiration date.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of March 30, 2014, the cumulative amount of undistributed earnings of the Company’s foreign subsidiaries was $355.2 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

During fiscal 2013, the Company effectively settled a matter with the IRS related to the examination of the Company’s income tax returns for fiscal years 2008 and 2009. This settlement was for an amount less than the Company had previously accrued for this tax position. As a result, the Company recorded an income tax benefit of $9.5 million. In connection with this settlement, the Company paid federal and state income tax payments totaling $32.8 million in fiscal 2013.

Also during fiscal 2013, the Company obtained additional information related to other matters under examination by the IRS. Based on this new information, the Company reassessed the largest amount of tax

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit that is greater than 50% likely of being realized related to these tax positions. As a result, the Company reduced the related liability for unrecognized tax benefits and recorded a corresponding income tax benefit of $4.8 million.

During fiscal 2014, the Company settled all open matters relating to the IRS examination of the Company’s income tax returns for fiscal years 2008 and 2009 without material adjustment and is no longer subject to federal income tax examinations for years prior to fiscal 2010. The Company’s federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the IRS. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years prior to fiscal 2008. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2014	2013
	(In thousands)
Balance at beginning of year	$9,584	$58,384
Additions based on tax positions related to the current year	1,140	1,470
Additions for tax positions of prior years	4,494	183
Reductions for tax positions of prior years	(1,641)	(20,547)
Decreases relating to settlements with taxing authorities	—	(29,906)

Balance at end of year	$13,577	$9,584

If the unrecognized tax benefits as of March 30, 2014 were recognized, $10.8 million, net of $2.8 million of tax benefits from state income taxes, would favorably affect the Company’s effective income tax rate.

In addition to the unrecognized tax benefits noted above, the Company had accrued $3.5 million and $1.2 million of interest expense and penalties as of March 30, 2014 and March 31, 2013, respectively. The Company recognized interest expense, net of the related tax effect, and penalties aggregating $2.1 million, $1.0 million and $1.0 million during fiscal 2014, 2013 and 2012, respectively.

It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $1.4 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2015.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Income per Share

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	2014	2013	2012
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(18,266)	$73,561	$119,443

Shares:
Weighted-average shares outstanding — basic	87,612	93,560	101,766
Dilutive potential common shares, using treasury stock method	—	438	945

Weighted-average shares outstanding — diluted	87,612	93,998	102,711

Income (loss) from continuing operations per share:
Basic	$(0.21)	$0.79	$1.17

Diluted	$(0.21)	$0.78	$1.16

Stock-based awards, including stock options and restricted stock units, representing 15.2 million, 18.4 million and 16.6 million shares of common stock have been excluded from the diluted per share calculations for fiscal 2014, 2013 and 2012, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

Note 17. Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of March 30, 2014 is as follows:

Fiscal Year	(In thousands)
2015	$8,190
2016	4,370
2017	2,564
2018	1,928
2019	163

Total future minimum lease payments	$17,215

Rent expense for fiscal 2014, 2013 and 2012 was $10.4 million, $10.6 million and $10.9 million, respectively.

Contingencies

Various lawsuits, claims and proceedings have been or may be instituted against the Company. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company.

The Company indemnifies certain of its customers and others against claims that the Company’s products infringe upon a patent, copyright, trademark or trade secret of a third party. In the event of such a claim, the Company agrees to pay all litigation costs, including attorney fees, and any settlement payments or damages awarded directly related to the infringement.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Components

A summary of net revenues by product category is as follows:

	2014	2013	2012
	(In thousands)
Advanced Connectivity Platforms	$386,738	$399,416	$466,846
Legacy Connectivity Products	74,169	85,122	91,762

	$460,907	$484,538	$558,608

Geographic Revenues

Revenues by geographic area are presented based upon the ship-to location of the customer. Net revenues by geographic area are as follows:

	2014	2013	2012
	(In thousands)
United States	$191,481	$209,590	$239,198
Asia-Pacific and Japan	166,568	158,075	178,715
Europe, Middle East and Africa	85,572	92,695	113,873
Rest of world	17,286	24,178	26,822

	$460,907	$484,538	$558,608

The United States and China are the only countries that represented 10% or more of net revenues for the years presented. Net revenues from customers in China were $56.0 million, $65.0 million and $72.6 million for fiscal 2014, 2013 and 2012, respectively.

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues is as follows:

	2014	2013	2012
Hewlett-Packard	24%	24%	27%
IBM	17%	20%	18%
Dell	15%	12%	11%

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19. Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2014 and 2013:

	Three Months Ended (1)
	June (2)	September	December	March (3) (4)
	(In thousands, except per share amounts)
Fiscal 2014:
Net revenues	$113,116	$112,622	$119,449	$115,720
Gross profit	76,497	76,309	81,003	76,298
Operating income (loss)	(3,075)	13,186	20,302	(42,633)
Income (loss) from continuing operations	(3,050)	10,977	20,586	(46,779)
Net income (loss)	(3,050)	10,977	20,586	(46,779)
Income (loss) from continuing operations per share:
Basic	$(0.03)	$0.13	$0.24	$(0.54)
Diluted	$(0.03)	$0.13	$0.24	$(0.54)
Net income (loss) per share:
Basic	$(0.03)	$0.13	$0.24	$(0.54)
Diluted	$(0.03)	$0.13	$0.24	$(0.54)
Fiscal 2013:
Net revenues	$130,371	$117,867	$119,386	$116,914
Gross profit	87,058	78,887	80,297	79,116
Operating income	20,041	12,985	14,424	10,400
Income from continuing operations	18,441	11,780	13,705	29,635
Net income	18,386	11,874	13,241	29,635
Income from continuing operations per share:
Basic	$0.19	$0.13	$0.15	$0.33
Diluted	$0.19	$0.13	$0.15	$0.33
Net income per share:
Basic	$0.19	$0.13	$0.14	$0.33
Diluted	$0.19	$0.13	$0.14	$0.33

(1)	The statement of operations data for all periods presented reflects the operating results of the IB Business as discontinued operations.

(2)	During the three months ended June 30, 2013, the Company recorded special charges of $12.0 million, consisting of $9.6 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment.

(3)	During the three months ended March 30, 2014, the Company recorded special charges of $56.5 million, consisting of $41.0 million for the portion of a license payment attributed by the Company to the use of the related technology in periods prior to the date of the related license agreement, $10.6 million of exit costs and $4.9 million of asset impairment charges primarily related to property and equipment. The Company also recorded incremental tax charges of $14.7 million consisting of valuation allowances related to deferred tax assets for certain state tax credits and net operating loss carryforwards.

(4)	During the three months ended March 31, 2013, the Company recorded $14.3 million of income tax benefits associated with adjustments to certain tax positions subject to an IRS examination and $5.0 million related to the retroactive reinstatement of the federal research tax credit.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2014.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of March 30, 2014.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 41 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2014, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the Code of Ethics) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2014, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2014, for information required under this Item 12. Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2014, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2014, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended March 30, 2014, March 31, 2013 and April 1, 2012 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended March 30, 2014, March 31, 2013 and April 1, 2012 is filed as part of this report and is incorporated herein by reference:

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
Prasad L. Rampalli
President and Chief Executive Officer

Date: May 22, 2014

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Prasad L. Rampalli and/or Jean Hu, as attorney-in-fact, to sign on his or her behalf and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ PRASAD L. RAMPALLI Prasad L. Rampalli	President, Chief Executive Officer and Director	May 22, 2014

Principal Financial and Accounting Officer:

/s/ JEAN HU Jean Hu	Senior Vice President and Chief Financial Officer	May 22, 2014

/s/ H.K. DESAI H.K. Desai	Executive Chairman and Chairman of the Board	May 22, 2014

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer	Director	May 22, 2014

/s/ CHRISTINE KING Christine King	Director	May 22, 2014

/s/ KATHRYN B. LEWIS Kathryn B. Lewis	Director	May 22, 2014

/s/ D. SCOTT MERCER D. Scott Mercer	Director	May 22, 2014

/s/ GEORGE D. WELLS George D. Wells	Director	May 22, 2014

/s/ WILLIAM M. ZEITLER William M. Zeitler	Director	May 22, 2014

SCHEDULE II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses or Revenues	Deductions: Amounts Written Off, Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended March 30, 2014:
Allowance for doubtful accounts	$1,196	$23	$33	$1,186
Sales returns and allowances	$4,747	$17,225	$18,099	$3,873

Year ended March 31, 2013:
Allowance for doubtful accounts	$1,446	$(182)	$68	$1,196
Sales returns and allowances	$4,861	$31,653	$31,767	$4,747

Year ended April 1, 2012:
Allowance for doubtful accounts	$1,536	$79	$169	$1,446
Sales returns and allowances	$7,856	$35,170	$38,165	$4,861

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, by and between QLogic Corporation and Intel Corporation, dated as of January 20, 2012 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 25, 2012).

2.2	Asset Purchase Agreement, by and between QLogic Corporation and Broadcom Corporation, dated as of February 18, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2014).

3.1	Certificate of Incorporation of QLogic Corporation, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2012).

3.2	Amended and Restated By-Laws of QLogic Corporation, as adopted on February 9, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2012).

10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.2	QLogic Corporation Stock Awards Plan, as amended (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006).*

10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 23, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2013).*

10.5	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 16, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2009).*

10.6	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.7	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.8	Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.9	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008).*

10.10	Change in Control Severance Agreement, dated December 19, 2008, between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2008).*

Exhibit No.	Description

10.11	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan Amended and Restated Effective June 4, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).*

10.12	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.13	Employment Agreement, effective December 4, 2013, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 9, 2013).*

10.14	Amendment to Change in Control Severance Agreement, effective November 15, 2010, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 21, 2010).*

10.15	Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.16	Terms and Conditions of FY2012 Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011).*

10.17	Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).*

10.18	Amendment No. 2 to Change in Control Severance Agreement, dated December 20, 2012, by and between QLogic Corporation and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.19	Amendment No. 2 to Change in Control Severance Agreement, dated December 20, 2012, by and between QLogic Corporation and H.K. Desai (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.20	Credit Agreement, dated as of March 20, 2013, by and among QLogic Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on May 23, 2013).

10.21	General Release Agreement, dated May 17, 2013, by and between the Company and Simon Biddiscombe (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 20, 2013).*

10.22	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.23	Offer Letter, dated December 3, 2013, by and between QLogic Corporation and Prasad Rampalli (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.