Form 10-Q
period 2014-06-29
QLOGIC CORP
filed 2014-07-31
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

As of July 25, 2014, 87,820,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2014	March 30, 2014
	(Unaudited; In thousands,
	except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,882	$91,258
Marketable securities	189,532	186,783
Accounts receivable, less allowance for doubtful accounts of $1,176 and $1,186 as of June 29, 2014 and March 30, 2014, respectively	84,103	65,213
Inventories	25,715	18,036
Deferred tax assets	14,681	15,080
Other current assets	19,870	16,590

Total current assets	394,783	392,960
Property and equipment, net	86,304	84,912
Goodwill	193,294	194,107
Purchased intangible assets, net	65,400	69,903
Deferred tax assets	29,091	32,827
Other assets	22,796	23,554

	$791,668	$798,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,261	$30,657
Accrued compensation	19,721	26,956
Accrued taxes	1,530	981
Deferred revenue	4,040	3,954
Other current liabilities	8,502	16,123

Total current liabilities	65,054	78,671
Accrued taxes	13,871	17,095
Other liabilities	9,315	9,071

Total liabilities	88,240	104,837

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 214,426,000 and 213,786,000 shares issued as of June 29, 2014 and March 30, 2014, respectively	214	214
Additional paid-in capital	961,690	958,008
Retained earnings	1,678,071	1,672,071
Accumulated other comprehensive income	755	435
Treasury stock, at cost: 126,616,000 shares as of June 29, 2014 and March 30, 2014	(1,937,302)	(1,937,302)

Total stockholders’ equity	703,428	693,426

	$791,668	$798,263

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 29, 2014	June 30, 2013
	(Unaudited; In thousands, except per share amounts)
Net revenues	$119,449	$113,116
Cost of revenues	48,754	36,619

Gross profit	70,695	76,497

Operating expenses:
Engineering and development	37,821	40,387
Sales and marketing	16,034	19,413
General and administrative	8,900	7,739
Special charges	2,544	12,033

Total operating expenses	65,299	79,572

Operating income (loss)	5,396	(3,075)
Interest and other income, net	142	773

Income (loss) before income taxes	5,538	(2,302)
Income tax expense (benefit)	(462)	748

Net income (loss)	$6,000	$(3,050)

Net income (loss) per share:
Basic	$0.07	$(0.03)

Diluted	$0.07	$(0.03)

Number of shares used in per share calculations:
Basic	87,395	89,146

Diluted	88,253	89,146

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 29, 2014	June 30, 2013
	(Unaudited; In thousands)
Net income (loss)	$6,000	$(3,050)
Other comprehensive income, net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	199	(1,921)
Net realized losses (gains) reclassified into earnings	63	(394)

	262	(2,315)
Foreign currency translation adjustments	58	(294)

Total other comprehensive income (loss)	320	(2,609)

Comprehensive income (loss)	$6,320	$(5,659)

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 29, 2014	June 30, 2013
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income (loss)	$6,000	$(3,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,180	7,806
Stock-based compensation	5,540	8,171
Deferred income taxes	4,076	5,403
Asset impairments	1,011	2,429
Other non-cash items	581	345
Changes in operating assets and liabilities:
Accounts receivable	(18,880)	(3,169)
Inventories	(7,679)	3,052
Other assets	77	(210)
Accounts payable	416	(289)
Accrued compensation	(7,235)	(5,374)
Accrued taxes, net	(5,418)	(5,366)
Other liabilities	(7,291)	6,843

Net cash provided by (used in) operating activities	(16,622)	16,591

Cash flows from investing activities:
Purchases of available-for-sale securities	(51,759)	(89,318)
Proceeds from sales and maturities of available-for-sale securities	48,932	108,609
Purchases of property and equipment	(8,989)	(10,111)

Net cash provided by (used in) investing activities	(11,816)	9,180

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	1,440	1,963
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,298)	(4,280)
Purchases of treasury stock	—	(24,428)
Other financing activities	(80)	(6)

Net cash used in financing activities	(1,938)	(26,751)

Net decrease in cash and cash equivalents	(30,376)	(980)
Cash and cash equivalents at beginning of period	91,258	95,532

Cash and cash equivalents at end of period	$60,882	$94,552

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014. The results of operations for the three months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, marketable securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board issued an accounting standard update that requires certain unrecognized tax benefits to be presented as a reduction to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this standard in the first quarter of fiscal 2015 on a prospective basis and its adoption did not have a material effect on its condensed consolidated balance sheet.

Note 2. Business Acquisition

Broadcom Corporation

In March 2014, the Company acquired certain 10/40/100Gb Ethernet controller-related assets from Broadcom Corporation (Broadcom) primarily relating to the NetXtreme® II Ethernet controller family and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. The transfer of certain property and equipment in a foreign jurisdiction was subject to local compliance requirements and was completed in July 2014. The Company’s purchase price allocation will be adjusted for this transfer in the second quarter of fiscal 2015.

The Company preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. During the three months ended June 29, 2014, the Company completed the identification and valuation of certain property and equipment acquired and recorded an increase in property and equipment of $0.8 million with a corresponding decrease in goodwill. The excess of the total purchase consideration over the aggregate estimated fair values was recorded as goodwill. The goodwill associated with this acquisition is expected to be tax deductible. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In thousands)
Inventories	$2,880
Other current assets	307
Property and equipment	3,268
Goodwill	82,318
Purchased intangible asset	60,100
Accrued compensation	(987)
Other current liabilities	(129)

$147,757

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 29, 2014
U.S. government and agency securities	$47,919	$36	$(16)	$47,939
Corporate debt obligations	77,041	241	(31)	77,251
Mortgage-backed securities	32,029	228	(98)	32,159
Municipal bonds	23,402	164	(5)	23,561
Other debt securities	8,619	8	(5)	8,622

	$189,010	$677	$(155)	$189,532

March 30, 2014
U.S. government and agency securities	$49,237	$16	$(55)	$49,198
Corporate debt obligations	74,386	200	(72)	74,514
Mortgage-backed securities	32,778	191	(187)	32,782
Municipal bonds	24,989	133	(9)	25,113
Other debt securities	5,178	3	(5)	5,176

	$186,568	$543	$(328)	$186,783

The amortized cost and estimated fair value of debt securities as of June 29, 2014, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$15,480	$15,509
Due after one year through three years	127,021	127,380
Due after three years through five years	24,378	24,360
Due after five years	22,131	22,283

	$189,010	$189,532

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 29, 2014 and March 30, 2014.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 29, 2014
U.S. government and agency securities	$23,407	$(14)	$679	$(2)	$24,086	$(16)
Corporate debt obligations	17,725	(28)	464	(3)	18,189	(31)
Mortgage-backed securities	2,990	(15)	7,088	(83)	10,078	(98)
Municipal bonds	2,481	(5)	—	—	2,481	(5)
Other debt securities	4,102	(5)	—	—	4,102	(5)

	$50,705	$(67)	$8,231	$(88)	$58,936	$(155)

March 30, 2014
U.S. government and agency securities	$26,879	$(55)	$—	$—	$26,879	$(55)
Corporate debt obligations	19,906	(72)	—	—	19,906	(72)
Mortgage-backed securities	11,261	(145)	2,838	(42)	14,099	(187)
Municipal bonds	3,322	(9)	—	—	3,322	(9)
Other debt securities	2,955	(5)	—	—	2,955	(5)

	$64,323	$(286)	$2,838	$(42)	$67,161	$(328)

As of June 29, 2014 and March 30, 2014, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 29, 2014 and March 30, 2014, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of accounts receivable and accounts payable approximates fair value.

A summary of the assets measured at fair value on a recurring basis as of June 29, 2014 and March 30, 2014 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
June 29, 2014
Cash and cash equivalents	$60,882	$—	$60,882
Marketable securities:
U.S. government and agency securities	47,939	—	47,939
Corporate debt obligations	—	77,251	77,251
Mortgage-backed securities	—	32,159	32,159
Municipal bonds	—	23,561	23,561
Other debt securities	—	8,622	8,622

	47,939	141,593	189,532

	$108,821	$141,593	$250,414

March 30, 2014
Cash and cash equivalents	$91,258	$—	$91,258
Marketable securities:
U.S. government and agency securities	49,198	—	49,198
Corporate debt obligations	—	74,514	74,514
Mortgage-backed securities	—	32,782	32,782
Municipal bonds	—	25,113	25,113
Other debt securities	—	5,176	5,176

	49,198	137,585	186,783

	$140,456	$137,585	$278,041

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

Note 5. Inventories

Components of inventories are as follows:

	June 29, 2014	March 30, 2014
	(In thousands)
Raw materials	$2,636	$2,041
Finished goods	23,079	15,995

	$25,715	$18,036

Note 6. Stock-Based Compensation

During the three months ended June 29, 2014, the Company granted 1.7 million restricted stock units with a weighted average grant date fair value of $10.43 per share.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations, is as follows:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Cost of revenues	$355	$584
Engineering and development	2,971	4,351
Sales and marketing	1,010	1,793
General and administrative	1,204	1,443

	$5,540	$8,171

Note 7. Special Charges

A summary of the special charges recorded during the three months ended June 29, 2014 and June 30, 2013, respectively, is as follows:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Exit costs	$1,033	$9,604
Asset impairments	1,011	2,429
Other charges	500	—

	$2,544	$12,033

March 2014 Initiative

In March 2014, the Company commenced a restructuring plan (March 2014 Initiative) primarily designed to consolidate its Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily includes a workforce reduction and the consolidation and elimination of certain engineering activities. The Company substantially completed these restructuring activities during the first quarter of fiscal 2015.

During the three months ended June 29, 2014, the Company recorded special charges of $1.7 million in connection with the March 2014 Initiative, consisting of $0.7 million of exit costs and $1.0 million of asset impairment charges related to abandoned property and equipment. The exit costs include severance and related costs associated with involuntarily terminated employees.

Activity and liability balances for exit costs related to the March 2014 Initiative are as follows:

	Workforce Reduction	Contract Cancellation and Other	Total
	(In thousands)
Balance as of March 30, 2014	$3,177	$4,311	$7,488
Charged to costs and expenses	622	54	676
Payments	(3,384)	(4,225)	(7,609)

Balance as of June 29, 2014	$415	$140	$555

June 2013 Initiative

In June 2013, the Company commenced a restructuring plan (June 2013 Initiative) designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future ASICs for switch products.

During the three months ended June 29, 2014, the Company recorded special charges of $0.4 million in connection with the June 2013 Initiative, consisting of exit costs associated with severance and related costs for involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur between $1 million and $2 million of additional severance costs in connection with these employees over the requisite service period.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances for exit costs related to the June 2013 Initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 30, 2014	$3,528	$4,621	$8,149
Charged to costs and expenses	357	—	357
Payments	(949)	(306)	(1,255)

Balance as of June 29, 2014	$2,936	$4,315	$7,251

The total unpaid exit costs related to both initiatives are expected to be paid over the terms of the related agreements through fiscal 2018. As of June 29, 2014, unpaid exit costs totaling $2.5 million and $5.3 million are included in other current liabilities and other liabilities, respectively.

Note 8. Income Taxes

The Company’s provision (benefit) for income taxes was $(0.5) million and $0.7 million for the three months ended June 29, 2014 and June 30, 2013, respectively. The income tax benefit for the three months ended June 29, 2014 was primarily due to adjustments to previously recognized uncertain tax position liabilities as a result of additional information received during the quarter related to these tax positions and certain other discrete items. Income tax expense was also impacted by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns. The Company’s provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

The Company’s federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the Internal Revenue Service. Management does not believe that the results of this examination will have a material impact on the Company’s financial condition or results of operations.

Note 9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(In thousands, except per share amounts)
Net income (loss)	$6,000	$(3,050)

Shares:
Weighted-average shares outstanding — basic	87,395	89,146
Dilutive potential common shares, using treasury stock method	858	—

Weighted-average shares outstanding — diluted	88,253	89,146

Net income (loss) per share:
Basic	$0.07	$(0.03)

Diluted	$0.07	$(0.03)

Stock-based awards, including stock options and restricted stock units, representing 12.1 million and 18.5 million shares of common stock have been excluded from the diluted per share calculations for the three months ended June 29, 2014 and June 30, 2013, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

We classify our products into two categories – Advanced Connectivity Platforms and Legacy Connectivity Products. Advanced Connectivity Platforms are comprised primarily of adapters and application-specific integrated circuits (ASICs) for server and storage connectivity applications. Legacy Connectivity Products are comprised primarily of Fibre Channel switch products.

Our products are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors. Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei Technologies Co. Ltd., Inspur Group Co., Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc. and Oracle Corporation.

Business Acquisition

In March 2014, we acquired certain 10/40/100Gb Ethernet controller-related assets from Broadcom Corporation (Broadcom) primarily relating to the NetXtreme® II Ethernet controller family and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. This business acquisition expands our product portfolio and is expected to accelerate our time to market for next generation products in the server Ethernet connectivity market.

Restructuring Plans

In March 2014, we commenced a restructuring plan primarily designed to consolidate our Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily includes a workforce reduction and the consolidation and elimination of certain engineering activities. During the three months ended June 29, 2014, we recorded special charges of $1.7 million in connection with this plan, consisting of $0.7 million of exit costs and $1.0 million of asset impairment charges related to abandoned property and equipment. We substantially completed these restructuring activities during the first quarter of fiscal 2015.

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. This restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future ASICs for switch products. During the three months ended June 29, 2014, we recorded special charges of $0.4 million related to this restructuring plan, consisting of exit costs. We expect to incur between $1 million and $2 million of additional severance costs in connection with this plan primarily related to employees required to provide future services. The additional severance costs will be recognized over the requisite service period.

First Quarter Financial Highlights

A summary of our financial performance during the first quarter of fiscal 2015 is as follows:

•	Net revenues increased to $119.4 million in the first quarter of fiscal 2015 from $115.7 million in the fourth quarter of fiscal 2014. Revenue from Advanced Connectivity Platforms increased 4% to $104.7 million in the first quarter of fiscal 2015 from $101.1 million in the fourth quarter of fiscal 2014. Revenue from Legacy Connectivity Products was $14.7 million in the first quarter of fiscal 2015 compared to $14.6 million in fourth quarter of fiscal 2014.

•	Gross profit as a percentage of net revenues was 59.2% in the first quarter of fiscal 2015 compared to 65.9% in the fourth quarter of fiscal 2014. Gross profit for the first quarter of fiscal 2015 included $3.1 million of incremental amortization of purchased intangible assets related to our acquisitions in the fourth quarter of fiscal 2014.

•	Operating income increased to $5.4 million in the first quarter of fiscal 2015 from an operating loss of $42.6 million in the fourth quarter of fiscal 2014. We recorded special charges of $2.5 million during the first quarter of fiscal 2015 and $56.5 million during the fourth quarter of fiscal 2014.

•	Net income increased to $6.0 million, or $0.07 per diluted share, in the first quarter of fiscal 2015 from a net loss of $46.8 million, or $0.54 per diluted share, in the fourth quarter of fiscal 2014.

•	Cash, cash equivalents and marketable securities were $250.4 million as of June 29, 2014 compared to $278.0 million as of March 30, 2014.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$104.7	$93.2
Legacy Connectivity Products	14.7	19.9

	$119.4	$113.1

Percentage of net revenues:
Advanced Connectivity Platforms	88%	82%
Legacy Connectivity Products	12	18

	100%	100%

Historically, the global marketplace for server and storage connectivity solutions has expanded in response to the information requirements of enterprise data centers, cloud computing, Web 2.0 and other environments dependent on high performance, reliable data networking. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices for existing products over time.

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

Net revenues of $119.4 million for the three months ended June 29, 2014 increased 6% from $113.1 million for the three months ended June 30, 2013. The increase in net revenues was the result of an $11.5 million, or 12%, increase in revenue from Advanced Connectivity Platforms, partially offset by a $5.2 million decrease in revenue from Legacy Connectivity Products. The increase in revenue from Advanced Connectivity Platforms was primarily driven by an increase in revenue from Ethernet products associated with an acquisition in the fourth quarter of fiscal 2014. We expect our revenue from Advanced Connectivity Platforms to grow during fiscal 2015, primarily driven by increased shipments of our Ethernet products. The decrease in revenue from Legacy Connectivity Products was primarily due to an 11% decrease in the quantity of switches sold and a 21% decrease in average selling prices of these products. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84% and 83% of net revenues during the three months ended June 29, 2014 and June 30, 2013, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(In millions)
United States	$47.3	$49.1
Asia-Pacific and Japan	50.2	38.7
Europe, Middle East and Africa	17.9	20.6
Rest of world	4.0	4.7

	$119.4	$113.1

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $19.1 million and $13.9 million for the three months ended June 29, 2014 and June 30, 2013, respectively.

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

	Three Months Ended
	June 29, 2014	June 30, 2013
	(Dollars in millions)
Gross profit	$70.7	$76.5
Percentage of net revenues	59.2%	67.6%

Gross profit for the three months ended June 29, 2014 decreased $5.8 million, or 8%, from gross profit for the three months ended June 30, 2013. The gross profit percentage for the three months ended June 29, 2014 decreased to 59.2% from 67.6% for the corresponding quarter in the prior year. The decrease in gross profit and gross profit percentage was primarily due to an unfavorable product mix and incremental acquisition-related costs of $4.2 million for amortization of purchased intangible assets and $0.8 million for acquired inventory valuation step-up amortization.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(Dollars in millions)
Operating expenses:
Engineering and development	$37.8	$40.4
Sales and marketing	16.1	19.4
General and administrative	8.9	7.8
Special charges	2.5	12.0

	$65.3	$79.6

Percentage of net revenues:
Engineering and development	31.7%	35.7%
Sales and marketing	13.4	17.2
General and administrative	7.5	6.8
Special charges	2.1	10.6

	54.7%	70.3%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended June 29, 2014, engineering and development expenses decreased to $37.8 million from $40.4 million for the three months ended June 30, 2013. The decrease was primarily due to a $1.7 million decrease in cash compensation and related employee benefit costs and a $1.4 million decrease in stock-based compensation, both principally due to cost savings achieved as a result of our restructuring plans.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended June 29, 2014, sales and marketing expenses decreased to $16.1 million from $19.4 million for the three months ended June 30, 2013. The decrease was primarily due to a $1.4 million decrease in cash compensation and related employee benefit costs and a $0.8 million decrease in stock-based compensation, both principally due to a reduction in headcount resulting from our restructuring plans. The decrease in sales and marketing expenses also included a $0.9 million decrease in promotional expenses.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.9 million for the three months ended June 29, 2014 from $7.8 million for the three months ended June 30, 2013, primarily due to an increase in consulting and outside services.

Special Charges. During the three months ended June 29, 2014, we recorded special charges of $2.5 million, consisting of $1.0 million of exit costs, $1.0 million of asset impairment charges related to abandoned property and equipment and $0.5 million of other charges. During the three months ended June 30, 2013, we recorded special charges of $12.0 million, consisting of $9.6 million of exit costs and $2.4 million of asset impairment charges. The exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs during the three months ended June 30, 2013 also include the estimated costs associated with the portion of a facility under a non-cancelable lease that we ceased using. We expect to incur between $1 million and $2 million of additional exit costs associated with the restructuring plan initiated in June 2013, principally related to severance costs for terminated employees that are required to provide services beyond the statutory notice period.

The unpaid exit costs of $7.8 million as of June 29, 2014 are expected to be paid over the terms of the related agreements through fiscal 2018, including $2.5 million during the next twelve months.

Income Taxes

Our provision (benefit) for income taxes was $(0.5) million and $0.7 million for the three months ended June 29, 2014 and June 30, 2013, respectively. The income tax benefit for the three months ended June 29, 2014 was primarily due to adjustments to previously recognized uncertain tax position liabilities and certain other discrete items. Income tax expense was also impacted by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

Our federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the Internal Revenue Service. We do not believe that the results of this examination will have a material impact on our financial condition or results of operations.

Considering the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions and dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in our ability to realize deferred tax assets.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $250.4 million as of June 29, 2014 from $278.0 million as of March 30, 2014. As of June 29, 2014 and March 30, 2014, our international subsidiaries held $204.4 million and $232.8 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of June 29, 2014.

Operating, Investing and Financing Activities

Cash used in operating activities was $16.6 million for the three months ended June 29, 2014 compared to cash provided by operating activities of $16.6 million for the three months ended June 30, 2013. Operating cash flow for the three months ended June 29, 2014 consisted of our net income of $6.0 million, net non-cash expenses of $23.4 million and net cash used as a result of changes in operating assets and liabilities of $46.0 million. The changes in operating assets and liabilities included an $18.9 million increase in accounts receivable, a $7.7 million increase in inventories, a $7.2 million decrease in accrued compensation and a $7.3 million decrease in other liabilities. The increase in accounts receivable was primarily due to customer mix and an increase in revenue, as well as the timing of customer shipments and cash collections during the quarter. The increase in inventories was primarily due to advanced purchases of ASICs in support of future customer demand due to long lead times for these products. The decrease in accrued compensation was primarily due to the timing of payment obligations. The decrease in other liabilities was primarily due to the payment of severance and related costs associated with our restructuring plans.

We expect our business will continue to require additional investments in certain components of working capital. The product fulfillment model associated with our fiscal 2014 acquisitions is expected to require additional investments in inventory during fiscal 2015.

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

Cash used in investing activities was $11.8 million for the three months ended June 29, 2014 and consisted of $9.0 million of purchases of property and equipment and $2.8 million of net purchases of available-for-sale securities. During the three months ended June 30, 2013, cash provided by investing activities was $9.2 million and consisted of $19.3 million of net sales and maturities of available-for-sale securities, partially offset by $10.1 million of purchases of property and equipment.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $1.9 million for the three months ended June 29, 2014 and consisted primarily of $3.3 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $1.4 million of proceeds from the issuance of common stock under stock-based awards. During the three months ended June 30, 2013, cash used in financing activities was $26.8 million and consisted primarily of our purchase of $24.4 million of common stock under our stock repurchase program and $4.3 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $2.0 million of proceeds from the issuance of common stock under stock-based awards.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of June 29, 2014, and their impact on our cash flows in future fiscal years, is as follows:

	2015 (Remaining nine months)	2016	2017	2018	2019	Total
			(In millions)
Operating leases	$7.8	$7.3	$4.1	$1.9	$0.2	$21.3
Non-cancelable purchase obligations	51.8	—	—	—	—	51.8

Total	$59.6	$7.3	$4.1	$1.9	$0.2	$73.1

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $13.9 million as of June 29, 2014. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For a description of the accounting policies that we believe to be our most critical accounting policies and estimates, see Critical Accounting Policies and Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 30, 2014. There have been no material changes in any of our critical accounting policies and estimates during the three months ended June 29, 2014. These accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board issued an accounting standard update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for us in the first quarter of fiscal 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2014, the carrying value of our cash and cash equivalents approximates fair value.

We maintain a portfolio of marketable securities consisting primarily of U.S. government and agency securities, corporate debt obligations and mortgage-backed securities, the majority of which have remaining terms of three years or less. We are exposed to fluctuations in interest rates as movements in interest rates can result in changes in the market value of our investments in debt securities. However, due to the short-term expected duration of our portfolio of marketable securities, we do not believe that we are subject to material interest rate risk.

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of June 29, 2014 consists of $189.5 million of securities that are classified as available-for-sale. As of June 29, 2014, we had gross unrealized losses associated with our available-for-sale securities of $0.2 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 29, 2014. There was no change in our internal control over financial reporting during our quarter ended June 29, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 30, 2014, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 30, 2014.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84% and 83% of net revenues for the three months ended June 29, 2014 and June 30, 2013, respectively. Total revenue from our three largest customers, Hewlett-Packard Company, International Business Machines Corporation and Dell, Inc., collectively accounted more than 50% of net revenues during the three months ended June 29, 2014 and June 30, 2013. We are also subject to credit risk associated with the concentration of our accounts receivable.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. For example, in January 2014 International Business Machines Corporation announced an agreement to sell its x86 server business to Lenovo Group Ltd. There is also a potential that one of our large customers could acquire one of our current competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. Prasad Rampalli joined the Company as President and Chief Executive Officer on February 3, 2014, and during our leadership transition it is especially important that we retain key personnel. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

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

International revenues accounted for 60% and 57% of our net revenues for the three months ended June 29, 2014 and June 30, 2013, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of July 28, 2014, we had 50 employees based in Israel who primarily are engaged in engineering development activities. The recent hostilities in the region have resulted in periodic disruptions of air travel between the United States and Israel, and otherwise made daily life in the region difficult. None of our employees have been called into active military duty as a result of the recent hostilities and, while some employees are working from home, most of our employees are following their regular work schedules and development projects are progressing on schedule. In the event that current hostilities significantly escalate or continue for an extended period of time, our engineering development activities in Israel could be delayed or otherwise adversely affected.

As of June 29, 2014, our international subsidiaries held $204.4 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of June 29, 2014, we held short-term marketable securities totaling $189.5 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector, that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125.0 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100.0 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of June 29, 2014.

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective May 22, 2014.*

10.2	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 22, 2014.*

10.3	General Release Agreement, dated June 19, 2014, by and between QLogic Corporation and Robert B. Crawford (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 20, 2014).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Jean Hu
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 31, 2014

EXHIBIT INDEX

Exhibit No.

10.1	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective May 22, 2014.*

10.2	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 22, 2014.*

10.3	General Release Agreement, dated June 19, 2014, by and between QLogic Corporation and Robert B. Crawford (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 20, 2014).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.