Form 10-Q
period 2014-09-28
QLOGIC CORP
filed 2014-10-27
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

As of October 22, 2014, 88,144,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2014	March 30, 2014
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$86,930	$91,258
Marketable securities	189,839	186,783
Accounts receivable, less allowance for doubtful accounts of $1,216 and $1,186 as of September 28, 2014 and March 30, 2014, respectively	85,469	65,213
Inventories	30,142	18,036
Deferred tax assets	13,997	15,080
Other current assets	18,841	16,590

Total current assets	425,218	392,960
Property and equipment, net	82,972	84,912
Goodwill	192,492	194,107
Purchased intangible assets, net	61,231	69,903
Deferred tax assets	29,818	32,827
Other assets	21,847	23,554

	$813,578	$798,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,178	$30,657
Accrued compensation	19,700	26,956
Accrued taxes	2,312	981
Deferred revenue	3,695	3,954
Other current liabilities	8,824	16,123

Total current liabilities	71,709	78,671
Accrued taxes	12,605	17,095
Other liabilities	8,699	9,071

Total liabilities	93,013	104,837

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 214,758,000 and 213,786,000 shares issued as of September 28, 2014 and March 30, 2014, respectively	215	214
Additional paid-in capital	968,368	958,008
Retained earnings	1,689,081	1,672,071
Accumulated other comprehensive income	203	435
Treasury stock, at cost: 126,616,000 shares as of September 28, 2014 and March 30, 2014	(1,937,302)	(1,937,302)

Total stockholders’ equity	720,565	693,426

	$813,578	$798,263

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Unaudited; In thousands, except per share amounts)
Net revenues	$127,503	$112,622	$246,952	$225,738
Cost of revenues	52,093	36,313	100,847	72,932

Gross profit	75,410	76,309	146,105	152,806

Operating expenses:
Engineering and development	35,480	34,790	73,301	75,177
Sales and marketing	15,453	16,431	31,487	35,844
General and administrative	8,697	7,553	17,597	15,292
Special charges	2,259	4,349	4,803	16,382

Total operating expenses	61,889	63,123	127,188	142,695

Operating income	13,521	13,186	18,917	10,111
Interest and other income, net	296	25	438	798

Income before income taxes	13,817	13,211	19,355	10,909
Income taxes	2,807	2,234	2,345	2,982

Net income	$11,010	$10,977	$17,010	$7,927

Net income per share:
Basic	$0.13	$0.13	$0.19	$0.09

Diluted	$0.12	$0.13	$0.19	$0.09

Number of shares used in per share calculations:
Basic	87,914	87,430	87,654	88,288

Diluted	88,102	87,669	88,177	88,720

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Unaudited; In thousands)
Net income	$11,010	$10,977	$17,010	$7,927
Other comprehensive income, net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	(347)	602	(148)	(1,319)
Net realized losses (gains) reclassified into earnings	64	135	127	(259)

	(283)	737	(21)	(1,578)
Foreign currency translation adjustments	(269)	252	(211)	(42)

Total other comprehensive income (loss)	(552)	989	(232)	(1,620)

Comprehensive income	$10,458	$11,966	$16,778	$6,307

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 28, 2014	September 29, 2013
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$17,010	$7,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,855	15,730
Stock-based compensation	10,275	12,989
Deferred income taxes	4,077	3,632
Asset impairments	1,011	2,429
Other non-cash items	810	1,698
Changes in operating assets and liabilities:
Accounts receivable	(20,287)	(1,818)
Inventories	(12,106)	2,797
Other assets	(840)	180
Accounts payable	6,162	(102)
Accrued compensation	(7,256)	(7,141)
Accrued taxes, net	(3,012)	(905)
Other liabilities	(7,930)	3,249

Net cash provided by operating activities	11,769	40,665

Cash flows from investing activities:
Purchases of available-for-sale securities	(84,318)	(162,673)
Proceeds from sales and maturities of available-for-sale securities	80,376	172,629
Purchases of property and equipment	(12,068)	(15,389)

Net cash used in investing activities	(16,010)	(5,433)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	3,536	4,565
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,450)	(4,514)
Purchases of treasury stock	—	(44,212)
Other financing activities	(173)	(96)

Net cash used in financing activities	(87)	(44,257)

Net decrease in cash and cash equivalents	(4,328)	(9,025)
Cash and cash equivalents at beginning of period	91,258	95,532

Cash and cash equivalents at end of period	$86,930	$86,507

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014. The results of operations for the three and six months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, marketable securities, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board issued an accounting standard update that requires certain unrecognized tax benefits to be presented as a reduction to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this standard in the first quarter of fiscal 2015 on a prospective basis and the adoption did not have a material effect on the Company’s condensed consolidated balance sheet.

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

The Company preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. During the six months ended September 28, 2014, the Company completed the identification and valuation of certain acquired property and equipment and also completed the transfer of property and equipment in a foreign jurisdiction that was subject to local compliance requirements, resulting in a total increase in property and equipment of $1.6 million with a corresponding decrease in goodwill. The excess of the total purchase consideration over the aggregate estimated fair value of the net assets acquired was recorded as goodwill. The goodwill associated with this acquisition is expected to be tax deductible. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In thousands)
Inventories	$2,880
Other current assets	307
Property and equipment	4,070
Goodwill	81,516
Purchased intangible asset	60,100
Accrued compensation	(987)
Other current liabilities	(129)

$147,757

Included in the preliminary purchase price allocation is a provisional amount related to a purchased intangible asset consisting of developed technology, which has an estimated useful life of five years. The preliminary fair value of this purchased intangible asset was based on estimates and assumptions made by management at the time of the acquisition. The Company is in the process of completing the identification and valuation of the intangible assets, which may result in adjustments to goodwill and the provisional amounts recorded for the purchased intangible asset, as well as recording the fair value of additional identifiable intangible assets. These adjustments may also result in changes to related amortization expense. The Company expects to finalize the purchase price allocation during fiscal 2015.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 28, 2014
U.S. government and agency securities	$49,859	$20	$(43)	$49,836
Corporate debt obligations	72,863	133	(70)	72,926
Mortgage-backed securities	33,503	176	(109)	33,570
Municipal bonds	20,234	106	(9)	20,331
Other debt securities	13,187	9	(20)	13,176

	$189,646	$444	$(251)	$189,839

March 30, 2014
U.S. government and agency securities	$49,237	$16	$(55)	$49,198
Corporate debt obligations	74,386	200	(72)	74,514
Mortgage-backed securities	32,778	191	(187)	32,782
Municipal bonds	24,989	133	(9)	25,113
Other debt securities	5,178	3	(5)	5,176

	$186,568	$543	$(328)	$186,783

The amortized cost and estimated fair value of debt securities as of September 28, 2014, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$16,734	$16,756
Due after one year through three years	131,683	131,778
Due after three years through five years	19,417	19,400
Due after five years	21,812	21,905

	$189,646	$189,839

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 28, 2014 and March 30, 2014.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 28, 2014
U.S. government and agency securities	$26,232	$(40)	$677	$(3)	$26,909	$(43)
Corporate debt obligations	28,999	(70)	—	—	28,999	(70)
Mortgage-backed securities	8,552	(34)	6,705	(75)	15,257	(109)
Municipal bonds	2,899	(9)	—	—	2,899	(9)
Other debt securities	6,594	(20)	—	—	6,594	(20)

	$73,276	$(173)	$7,382	$(78)	$80,658	$(251)

March 30, 2014
U.S. government and agency securities	$26,879	$(55)	$—	$—	$26,879	$(55)
Corporate debt obligations	19,906	(72)	—	—	19,906	(72)
Mortgage-backed securities	11,261	(145)	2,838	(42)	14,099	(187)
Municipal bonds	3,322	(9)	—	—	3,322	(9)
Other debt securities	2,955	(5)	—	—	2,955	(5)

	$64,323	$(286)	$2,838	$(42)	$67,161	$(328)

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 28, 2014 and March 30, 2014, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 28, 2014 and March 30, 2014, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of accounts receivable and accounts payable approximates fair value.

A summary of the assets measured at fair value on a recurring basis as of September 28, 2014 and March 30, 2014 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
September 28, 2014
Cash and cash equivalents	$86,930	$—	$86,930
Marketable securities:
U.S. government and agency securities	49,836	—	49,836
Corporate debt obligations	—	72,926	72,926
Mortgage-backed securities	—	33,570	33,570
Municipal bonds	—	20,331	20,331
Other debt securities	—	13,176	13,176

	49,836	140,003	189,839

	$136,766	$140,003	$276,769

March 30, 2014
Cash and cash equivalents	$91,258	$—	$91,258
Marketable securities:
U.S. government and agency securities	49,198	—	49,198
Corporate debt obligations	—	74,514	74,514
Mortgage-backed securities	—	32,782	32,782
Municipal bonds	—	25,113	25,113
Other debt securities	—	5,176	5,176

	49,198	137,585	186,783

	$140,456	$137,585	$278,041

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

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Inventories

Components of inventories are as follows:

	September 28, 2014	March 30, 2014
	(In thousands)
Raw materials	$2,932	$2,041
Finished goods	27,210	15,995

	$30,142	$18,036

Note 6. Stock-Based Compensation

During the six months ended September 28, 2014, the Company granted 2.0 million restricted stock units with a weighted average grant date fair value of $10.16 per share.

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Cost of revenues	$258	$239	$613	$823
Engineering and development	2,309	2,257	5,280	6,608
Sales and marketing	1,073	1,230	2,083	3,023
General and administrative	1,095	1,092	2,299	2,535

	$4,735	$4,818	$10,275	$12,989

Note 7. Special Charges

A summary of the special charges recorded during the three and six months ended September 28, 2014 and September 29, 2013, respectively, is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Exit costs	$2,259	$4,349	$3,292	$13,953
Asset impairments	—	—	1,011	2,429
Other charges	—	—	500	—

	$2,259	$4,349	$4,803	$16,382

March 2014 Initiative

In March 2014, the Company commenced a restructuring plan (March 2014 Initiative) primarily designed to consolidate its Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily includes a workforce reduction and the consolidation and elimination of certain engineering activities. The Company substantially completed these restructuring activities during the second quarter of fiscal 2015.

During the three and six months ended September 28, 2014, the Company recorded special charges of $2.0 million and $3.7 million, respectively, in connection with the March 2014 Initiative. Special charges for the three months ended September 28, 2014 consisted entirely of exit costs. Special charges for the six months ended September 28, 2014 consisted of $2.7 million of exit costs and $1.0 million of asset impairment charges related to abandoned property and equipment. The exit costs consist of severance and related costs associated with involuntarily terminated employees.

The aggregate amount of the exit costs recorded in connection with the March 2014 Initiative is $11.8 million and consisted of $7.5 million of workforce reduction costs and $4.3 million of contract cancellation and other costs.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances for exit costs related to the March 2014 Initiative are as follows:

	Workforce Reduction	Contract Cancellation and Other	Total
	(In thousands)
Balance as of March 30, 2014	$3,177	$4,311	$7,488
Charged to costs and expenses	2,724	(73)	2,651
Payments	(5,567)	(4,238)	(9,805)

Balance as of September 28, 2014	$334	$—	$334

June 2013 Initiative

In June 2013, the Company commenced a restructuring plan (June 2013 Initiative) designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future application-specific integrated circuits (ASICs) for switch products.

During the three and six months ended September 28, 2014, the Company recorded special charges of $0.3 million and $0.6 million in connection with the June 2013 Initiative, consisting of exit costs associated with severance and related costs for involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur approximately $1 million of additional severance costs in connection with these employees over the requisite service period.

The aggregate amount of the exit costs recorded in connection with the June 2013 Initiative is $18.0 million and consisted of $14.5 million of workforce reduction costs and $3.5 million of facilities and other costs.

Activity and liability balances for exit costs related to the June 2013 Initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 30, 2014	$3,528	$4,621	$8,149
Charged to costs and expenses	641	—	641
Payments	(1,404)	(611)	(2,015)

Balance as of September 28, 2014	$2,765	$4,010	$6,775

The total unpaid exit costs related to both initiatives are expected to be paid over the terms of the related agreements through fiscal 2018. As of September 28, 2014, unpaid exit costs totaling $2.1 million and $5.0 million are included in other current liabilities and other liabilities, respectively.

Note 8. Income Taxes

The Company’s provision for income taxes was $2.8 million and $2.3 million for the three and six months ended September 28, 2014, respectively, and $2.2 million and $3.0 million for the three and six months ended September 29, 2013, respectively. Income tax expense for the six months ended September 28, 2014 benefited from adjustments to previously recognized uncertain tax position liabilities as a result of additional information received during fiscal 2015 related to these tax positions and certain other discrete items. Income tax expense for the six months ended September 28, 2014 and September 29, 2013 was also impacted by the effect of a discrete tax related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns. The Company’s provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

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

Note 9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per share amounts)
Net income	$11,010	$10,977	$17,010	$7,927

Shares:
Weighted-average shares outstanding — basic	87,914	87,430	87,654	88,288
Dilutive potential common shares, using treasury stock method	188	239	523	432

Weighted-average shares outstanding — diluted	88,102	87,669	88,177	88,720

Net income per share:
Basic	$0.13	$0.13	$0.19	$0.09

Diluted	$0.12	$0.13	$0.19	$0.09

Stock-based awards, including stock options and restricted stock units, representing 11.0 million and 11.5 million shares of common stock have been excluded from the diluted per share calculations for the three and six months ended September 28, 2014, respectively, and 15.0 million and 16.1 million shares of common stock have been excluded from the diluted per share calculations for the three and six months ended September 29, 2013, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

Note 10. Subsequent Event

In October 2014, the Company’s board of directors authorized a program to repurchase up to $100 million of its outstanding common stock over a period of up to 18 months.

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

Restructuring Plans

In March 2014, we commenced a restructuring plan primarily designed to consolidate our Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily includes a workforce reduction and the consolidation and elimination of certain engineering activities. During the six months ended September 28, 2014, we recorded special charges of $3.7 million in connection with this plan, consisting of $2.7 million of exit costs and $1.0 million of asset impairment charges related to abandoned property and equipment. We substantially completed these restructuring activities during the second quarter of fiscal 2015.

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. This restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future ASICs for switch products. During the six months ended September 28, 2014, we recorded special charges of $0.6 million related to this restructuring plan, consisting of exit costs. We expect to incur approximately $1 million of additional severance costs in connection with this plan primarily related to employees required to provide future services. The additional severance costs will be recognized over the requisite service period.

Second Quarter Financial Highlights

A summary of our financial performance during the second quarter of fiscal 2015 is as follows:

•	Net revenues of $127.5 million for the second quarter of fiscal 2015 increased 7% from $119.4 million in the first quarter of fiscal 2015. Revenue from Advanced Connectivity Platforms was $114.9 million for the second quarter of fiscal 2015 and increased 10% from $104.7 million in the first quarter of fiscal 2015. Revenue from Legacy Connectivity Products was $12.6 million in the second quarter of fiscal 2015 compared to $14.7 million in first quarter of fiscal 2015.

•	Gross profit as a percentage of net revenues was 59.1% in the second quarter of fiscal 2015 compared to 59.2% in the first quarter of fiscal 2015.

•	Operating income increased to $13.5 million in the second quarter of fiscal 2015 from $5.4 million in the first quarter of fiscal 2015. We recorded special charges of $2.3 million during the second quarter of fiscal 2015 and $2.5 million during the first quarter of fiscal 2015.

•	Net income of $11.0 million, or $0.12 per diluted share, in the second quarter of fiscal 2015 increased from $6.0 million, or $0.07 per diluted share, in the first quarter of fiscal 2015.

•	Cash, cash equivalents and marketable securities increased to $276.8 million as of September 28, 2014 from $250.4 million as of June 29, 2014.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$114.9	$94.0	$219.6	$187.2
Legacy Connectivity Products	12.6	18.6	27.4	38.5

	$127.5	$112.6	$247.0	$225.7

Percentage of net revenues:
Advanced Connectivity Platforms	90%	83%	89%	83%
Legacy Connectivity Products	10	17	11	17

	100%	100%	100%	100%

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

Net revenues of $127.5 million for the three months ended September 28, 2014 increased 13% from $112.6 million for the three months ended September 29, 2013. The increase in net revenues was the result of a $20.9 million, or 22%, increase in revenue from Advanced Connectivity Platforms, partially offset by a $6.0 million decrease in revenue from Legacy Connectivity Products. The increase in revenue from Advanced Connectivity Platforms was primarily driven by an increase in revenue from Ethernet products associated with an acquisition in the fourth quarter of fiscal 2014. We expect our revenue from Advanced Connectivity Platforms to grow during fiscal 2015, primarily driven by increased shipments of our Ethernet products. The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the quantity of switches sold. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

Net revenues of $247.0 million for the six months ended September 28, 2014 increased 9% from $225.7 million for the six months ended September 29, 2013. The increase in net revenues was the result of a $32.4 million, or 17%, increase in revenue from Advanced Connectivity Platforms, partially offset by an $11.1 million decrease in revenue from Legacy Connectivity Products. The increase in revenue from Advanced Connectivity Platforms was primarily due to an increase in revenue from Ethernet products. The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the quantity of switches sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84% of net revenues during each of the six months ended September 28, 2014 and September 29, 2013.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In millions)
United States	$47.1	$47.2	$94.4	$96.3
Asia-Pacific and Japan	55.5	41.0	105.8	79.7
Europe, Middle East and Africa	20.3	20.1	38.2	40.7
Rest of world	4.6	4.3	8.6	9.0

	$127.5	$112.6	$247.0	$225.7

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $22.2 million and $41.3 million for the three and six months ended September 28, 2014, respectively, and $13.5 million and $27.4 million for the three and six months ended September 29, 2013, respectively.

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

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Gross profit	$75.4	$76.3	$146.1	$152.8
Percentage of net revenues	59.1%	67.8%	59.2%	67.7%

Gross profit for the three months ended September 28, 2014 decreased $0.9 million, or 1%, from gross profit for the three months ended September 29, 2013. Gross profit was positively impacted by the 13% increase in net revenues. The gross profit percentage for the three months ended September 28, 2014 decreased to 59.1% from 67.8% for the corresponding quarter in the prior year. The decrease in gross profit and gross profit percentage was primarily due to an unfavorable product mix, as lower margin Ethernet products increased as a percentage of total revenue and also incremental acquisition-related costs of $3.9 million for amortization of purchased intangible assets.

Gross profit for the six months ended September 28, 2014 decreased $6.7 million, or 4%, from gross profit for the six months ended September 29, 2013. Gross profit was positively impacted by the 9% increase in net revenues. The gross profit percentage for the six months ended September 28, 2014 decreased to 59.2% from 67.7% for the corresponding period in the prior year. The decrease in gross profit and gross profit percentage was primarily due to an unfavorable product mix, as lower margin Ethernet products increased as a percentage of total revenue and also incremental acquisition-related costs of $8.1 million for amortization of purchased intangible assets and $1.0 million for acquired inventory valuation step-up amortization.

Our ability to maintain our current gross profit percentage may be significantly affected by factors such as the mix of products shipped, manufacturing volumes over which fixed costs are absorbed, sales discounts and customer incentives, component costs, the transition to new products, competitive price pressures, the timeliness of volume shipments of new products, our ability to achieve manufacturing cost reductions, and amortization and impairments of purchased intangible assets and other assets. We anticipate that it will continue to be difficult to reduce manufacturing costs. In addition, our anticipated future growth in revenue is expected to be driven primarily by increased shipments of Ethernet products that have a lower gross profit percentage than our historical corporate average. As a result of these and other factors, our gross profit percentage may vary over time and could decline in future periods.

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(Dollars in millions)
Operating expenses:
Engineering and development	$35.5	$34.8	$73.3	$75.2
Sales and marketing	15.4	16.4	31.5	35.8
General and administrative	8.7	7.6	17.6	15.3
Special charges	2.3	4.3	4.8	16.4

	$61.9	$63.1	$127.2	$142.7

Percentage of net revenues:
Engineering and development	27.8%	30.9%	29.7%	33.3%
Sales and marketing	12.1	14.6	12.8	15.9
General and administrative	6.8	6.7	7.1	6.8
Special charges	1.8	3.8	1.9	7.2

	48.5%	56.0%	51.5%	63.2%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended September 28, 2014, engineering and development expenses increased to $35.5 million from $34.8 million for the three months ended September 29, 2013, primarily due to an increase in equipment depreciation and maintenance costs.

During the six months ended September 28, 2014, engineering and development expenses decreased to $73.3 million from $75.2 million for the six months ended September 29, 2013. The decrease was primarily due to a $2.3 million decrease in cash compensation and related employee benefit costs and a $1.3 million decrease in stock-based compensation, both principally due to cost savings achieved as a result of our restructuring plans, partially offset by a $1.1 million increase in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. During the three months ended September 28, 2014, sales and marketing expenses decreased to $15.4 million from $16.4 million for the three months ended September 29, 2013, principally due to a decrease in cash compensation and related employee benefit costs.

During the six months ended September 28, 2014, sales and marketing expenses decreased to $31.5 million from $35.8 million for the six months ended September 29, 2013. The decrease was primarily due to a $1.8 million decrease in cash compensation and related employee benefit costs and a $0.9 million decrease in stock-based compensation, both principally due to a reduction in headcount resulting from our restructuring plans. The decrease in sales and marketing expenses also included a $1.3 million decrease in promotional expenses.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $8.7 million for the three months ended September 28, 2014 from $7.6 million for the three months ended September 29, 2013, primarily due to an increase in consulting and outside services.

General and administrative expenses increased to $17.6 million for the six months ended September 28, 2014 from $15.3 million for the six months ended September 29, 2013, primarily due to an increase in consulting and outside services.

Special Charges. During the three and six months ended September 28, 2014, we recorded special charges of $2.3 million and $4.8 million, respectively. The special charges for the three months ended September 28, 2014 consisted entirely of exit costs. The special charges for the six months ended September 28, 2014 consisted of $3.3 million of exit costs, $1.0 million of asset impairment charges related to abandoned property and equipment and $0.5 million of other charges.

During the three and six months ended September 29, 2013, we recorded special charges of $4.3 million and $16.4 million, respectively. The special charges for the three months ended September 29, 2013 consisted entirely of exit costs. The special charges for the six months ended September 29, 2013 consisted of $14.0 million of exit costs and $2.4 million of asset impairment charges primarily related to abandoned property and equipment.

The exit costs for all periods include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs for the six months ended September 29, 2013 also included the estimated costs associated with the portion of a facility under a non-cancelable lease that we ceased using. We expect to incur approximately $1 million of additional exit costs associated with the restructuring plan initiated in June 2013, principally related to severance costs for terminated employees that are required to provide services beyond the statutory notice period.

The unpaid exit costs of $7.1 million as of September 28, 2014 are expected to be paid over the terms of the related agreements through fiscal 2018, including $2.1 million during the next twelve months.

Income Taxes

Our income tax expense was $2.3 million and $3.0 million for the six months ended September 28, 2014 and September 29, 2013, respectively.

Our effective tax rate was 12% and 27% for the six months ended September 28, 2014 and September 29, 2013, respectively. The decrease in our effective tax rate was primarily due to adjustments to previously recognized uncertain tax position liabilities recorded during the six months ended September 28, 2014.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $276.8 million as of September 28, 2014 from $278.0 million as of March 30, 2014. As of September 28, 2014 and March 30, 2014, our international subsidiaries held $218.2 million and $232.8 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of September 28, 2014.

Operating, Investing and Financing Activities

Cash provided by operating activities was $11.8 million for the six months ended September 28, 2014 compared to cash provided by operating activities of $40.7 million for the six months ended September 29, 2013. Operating cash flow for the six months ended September 28, 2014 consisted of our net income of $17.0 million and net non-cash expenses of $40.0 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $45.2 million. The changes in operating assets and liabilities included a $20.3 million increase in accounts receivable, a $12.1 million increase in inventories and a $7.9 million decrease in other liabilities. The increase in accounts receivable was primarily due to customer mix and an increase in revenue, as well as the timing of customer shipments and cash collections during the period. The increase in inventories was primarily due to product purchases in support of future customer demand and advanced purchases of ASICs due to long lead times. The decrease in other liabilities was primarily due to the payment of severance and related costs associated with our restructuring plans.

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

Cash used in investing activities was $16.0 million for the six months ended September 28, 2014 and consisted of $12.1 million of purchases of property and equipment and $3.9 million of net purchases of available-for-sale securities. During the six months ended September 29, 2013, cash used in investing activities was $5.4 million and consisted of $15.4 million of purchases of property and equipment, partially offset by $10.0 million of net sales and maturities of available-for-sale securities.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $0.1 million for the six months ended September 28, 2014. During the six months ended September 29, 2013, cash used in financing activities was $44.3 million and consisted primarily of our purchase of common stock under our stock repurchase program.

In October 2014, our board of directors authorized a program to repurchase up to $100 million of our outstanding common stock over a period of up to 18 months. Stock may be purchased from time to time, in the open market or through private transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements and other market and economic conditions.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 28, 2014, and their impact on our cash flows in future fiscal years, is as follows:

	2015 (Remaining six months)	2016	2017	2018	2019	Total
	(In millions)
Operating leases	$4.5	$7.3	$4.1	$1.9	$0.2	$18.0
Non-cancelable purchase obligations	54.5	1.2	—	—	—	55.7

Total	$59.0	$8.5	$4.1	$1.9	$0.2	$73.7

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $12.6 million as of September 28, 2014. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For a description of the accounting policies that we believe to be our most critical accounting policies and estimates, see Critical Accounting Policies and Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 30, 2014. There have been no material changes in any of our critical accounting policies and estimates during the six months ended September 28, 2014. These accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2014, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of September 28, 2014 consists of $189.8 million of securities that are classified as available-for-sale. As of September 28, 2014, we had gross unrealized losses associated with our available-for-sale securities of $0.3 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 28, 2014. There was no change in our internal control over financial reporting during our quarter ended September 28, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect gross margin to vary over time primarily due to product mix.

Our gross margin is expected to vary over time primarily due to product mix, including the impact of our acquisition of Ethernet controller-related assets in the fourth quarter of fiscal 2014. We expect that our Ethernet products will represent a higher percentage of our future revenues and these products have a lower gross margin percentage than our historical corporate average. In addition, our gross margins may be adversely affected by numerous other factors, including:

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

Certain countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Political instability in certain regions of the world is significantly contributing to this economic uncertainty. Economic uncertainty is adversely affecting, and in the future may continue to adversely affect, IT spending rates. For example, certain of our large OEM customers are reporting significant weakness in particular markets and geographies. Reductions in IT spending rates have resulted in reduced sales volumes, and could result in lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, all of which could negatively impact our results of operations.

As a result of worldwide economic weakness and uncertainty, it is extremely difficult for us and our customers to forecast future revenue levels based on historical information and trends. To the extent that we do not achieve our anticipated level of revenue, our operating results could be adversely affected.

Our stock price may be volatile.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Several factors could impact our stock price, including:

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84% of net revenues for each of the six months ended September 28, 2014 and September 29, 2013. Total revenue from our three largest customers, Hewlett-Packard Company, International Business Machines Corporation (IBM) and Dell, Inc., collectively accounted for more than 50% of net revenues during each of the six months ended September 28, 2014 and September 29, 2013. On October 1, 2014, IBM and Lenovo Group Ltd. (Lenovo) completed the initial closing for Lenovo’s acquisition of IBM’s x86 server business. While we expect our sales related to IBM’s x86 server business to continue with Lenovo after completion of this transaction, to the extent unexpected delays or transition issues occur in connection with the sale of this business, we could experience an adverse effect on our business or results of operations.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. There is also a possibility that one of our large customers could acquire one of our current competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled semiconductor design personnel and software developers. Prasad Rampalli joined the Company as President and Chief Executive Officer in February 2014 and during our leadership transition it is especially important that we retain key personnel. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

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

Our products are complex and may contain undetected software or hardware errors when first introduced or as newer versions are released. We are also exposed to risks associated with latent defects in existing products and to risks that components purchased from third-party subcontractors and incorporated into our products may not meet our specifications or may otherwise fail prematurely. From time to time, we have found errors in existing, new or enhanced products. In addition, our products are frequently combined with other products, including software, from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards. As a result, when problems occur, it may be difficult to identify the source of the problems. The occurrence of hardware or software errors could adversely affect the sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems, any of which could materially and adversely affect our operating results.

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

Third-party subcontractors located outside the United States assemble and test certain products for us. To the extent that we rely on third-party subcontractors to perform these functions, we will not be able to directly control product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs. If a subcontractor experiences capacity constraints or financial difficulties, suffers damage to its facilities, experiences power outages, natural disasters, labor shortages or labor strikes, or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner or on commercially acceptable terms.

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

A large percentage of our products are sold to customers who experience seasonality and uneven sales patterns in their businesses. As a result, we experience similar seasonality and uneven sales patterns. We believe this uneven sales pattern is a result of many factors, including:

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

International revenues accounted for 62% and 57% of our net revenues for the six months ended September 28, 2014 and September 29, 2013, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of September 28, 2014, our international subsidiaries held $218.2 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of September 28, 2014, we held short-term marketable securities totaling $189.8 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector, that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Changes in and compliance with regulations could materially and adversely affect us.

Our business, results of operations or financial condition could be materially and adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted in 2010. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the U.S. Securities and Exchange Commission to adopt additional rules and regulations in these areas. The U.S. Securities and Exchange Commission has also finalized new disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. Our disclosures have been and will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of September 28, 2014.

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	QLogic Corporation Deferred Compensation Plan, effective August 1, 2014.*

10.2	Form of Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.3	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 29, 2014).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Jean Hu
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 27, 2014

EXHIBIT INDEX

Exhibit No.

10.1	QLogic Corporation Deferred Compensation Plan, effective August 1, 2014.*

10.2	Form of Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.3	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 29, 2014).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.