Form 10-Q
period 2014-12-28
QLOGIC CORP
filed 2015-02-05
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

As of January 30, 2015, 87,346,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2014	March 30, 2014
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$95,508	$91,258
Marketable securities	192,424	186,783
Accounts receivable, less allowance for doubtful accounts of $1,583 and $1,186 as of December 28, 2014 and March 30, 2014, respectively	94,705	65,213
Inventories	30,939	18,036
Deferred tax assets	15,481	15,080
Other current assets	24,400	16,590

Total current assets	453,457	392,960
Property and equipment, net	74,841	86,527
Goodwill	167,232	167,232
Purchased intangible assets, net	82,091	95,163
Deferred tax assets	32,723	32,827
Other assets	21,157	23,554

	$831,501	$798,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,804	$30,657
Accrued compensation	19,455	26,956
Accrued taxes	3,511	981
Deferred revenue	3,469	3,954
Other current liabilities	5,999	16,123

Total current liabilities	71,238	78,671
Accrued taxes	15,166	17,095
Other liabilities	8,282	9,071

Total liabilities	94,686	104,837

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 214,979,000 and 213,786,000 shares issued as of December 28, 2014 and March 30, 2014, respectively	215	214
Additional paid-in capital	974,740	958,008
Retained earnings	1,711,516	1,672,071
Accumulated other comprehensive income (loss)	(520)	435
Treasury stock, at cost: 127,633,000 and 126,616,000 shares as of December 28, 2014 and March 30, 2014, respectively	(1,949,136)	(1,937,302)

Total stockholders’ equity	736,815	693,426

	$831,501	$798,263

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(Unaudited; In thousands, except per share amounts)
Net revenues	$140,203	$119,449	$387,155	$345,187
Cost of revenues	57,802	38,446	158,649	111,378

Gross profit	82,401	81,003	228,506	233,809

Operating expenses:
Engineering and development	34,802	35,235	108,103	110,412
Sales and marketing	16,153	16,113	47,640	51,957
General and administrative	7,677	7,406	25,274	22,698
Special charges	69	1,947	4,872	18,329

Total operating expenses	58,701	60,701	185,889	203,396

Operating income	23,700	20,302	42,617	30,413
Interest and other income (expense), net	(269)	970	169	1,768

Income before income taxes	23,431	21,272	42,786	32,181
Income taxes	996	686	3,341	3,668

Net income	$22,435	$20,586	$39,445	$28,513

Net income per share:
Basic	$0.26	$0.24	$0.45	$0.32

Diluted	$0.25	$0.24	$0.45	$0.32

Number of shares used in per share calculations:
Basic	87,728	86,855	87,679	87,810

Diluted	88,527	87,186	88,294	88,209

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(Unaudited; In thousands)
Net income	$22,435	$20,586	$39,445	$28,513
Other comprehensive income, net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	(329)	(35)	(477)	(1,354)
Net realized losses (gains) reclassified into earnings	(3)	(84)	124	(343)

	(332)	(119)	(353)	(1,697)
Foreign currency translation adjustments	(391)	101	(602)	59

Total other comprehensive loss	(723)	(18)	(955)	(1,638)

Comprehensive income	$21,712	$20,568	$38,490	$26,875

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 28, 2014	December 29, 2013
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$39,445	$28,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,511	23,620
Stock-based compensation	15,178	18,047
Deferred income taxes	(316)	(5,355)
Asset impairments	1,455	3,129
Other non-cash items	1,257	2,577
Changes in operating assets and liabilities:
Accounts receivable	(29,892)	(5,088)
Inventories	(12,903)	6,116
Other assets	1,236	537
Accounts payable	4,121	(1,919)
Accrued compensation	(7,501)	(2,719)
Accrued taxes, net	1,147	7,734
Other liabilities	(11,398)	2,841

Net cash provided by operating activities	37,340	78,033

Cash flows from investing activities:
Purchases of available-for-sale securities	(123,431)	(259,008)
Proceeds from sales and maturities of available-for-sale securities	116,260	261,253
Purchases of property and equipment	(15,420)	(21,043)

Net cash used in investing activities	(22,591)	(18,798)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	5,144	6,756
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,589)	(4,584)
Purchases of treasury stock	(11,834)	(47,785)
Other financing activities	(220)	(156)

Net cash used in financing activities	(10,499)	(45,769)

Net increase in cash and cash equivalents	4,250	13,466
Cash and cash equivalents at beginning of period	91,258	95,532

Cash and cash equivalents at end of period	$95,508	$108,998

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014. The results of operations for the three and nine months ended December 28, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, stock-based compensation, income taxes, marketable securities, inventories, goodwill and other intangible assets, and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board issued an accounting standard update that requires certain unrecognized tax benefits be presented as a reduction to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this standard in the first quarter of fiscal 2015 on a prospective basis and the adoption did not have a material effect on the Company’s condensed consolidated balance sheet.

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

In the fourth quarter of fiscal 2014, the Company preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. Subsequently, the Company completed the identification and valuation of certain acquired property and equipment and also completed the transfer of property and equipment in a foreign jurisdiction that was subject to local compliance requirements, resulting in a total increase in property and equipment of $1.6 million with a corresponding decrease in goodwill. During the three months ended December 28, 2014, the Company completed the final assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, including the fair value measurement of developed technology, in-process research and development (IPR&D) and customer relationship intangible assets, resulting in an increase in identifiable intangible assets acquired of $25.3 million with a corresponding decrease in goodwill. The Company’s condensed consolidated balance sheet as of March 30, 2014 has been revised to retroactively reflect the final allocation of the purchase price. The excess of the total purchase consideration over the aggregate estimated fair value of the net assets acquired was recorded as goodwill. The goodwill associated with this acquisition is expected to be tax deductible. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In thousands)
Inventories	$2,880
Other current assets	307
Property and equipment	4,070
Goodwill	56,256
Identifiable intangible assets	85,360
Accrued compensation	(987)
Other current liabilities	(129)

$147,757

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the identifiable intangible assets acquired as part of the acquisition and their respective estimated useful lives is as follows:

	Weighted Average Useful Lives	Amount
	(Years)	(In thousands)
Identifiable Intangible Assets:
Developed technology	5	$58,760
In-process research and development	N/A	21,200
Customer relationships	8	5,400

		$85,360

The Company believes the amounts recorded as developed technology, IPR&D and customer relationships represent the fair value of these identifiable intangible assets as of the acquisition date. These assets are measured at fair value on a nonrecurring basis and are categorized as Level 3 due to the use of significant unobservable inputs in the valuation.

The fair values of the identifiable intangible assets related to this acquisition were determined using the income approach. Under the income approach, expected future cash flows are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and the return on assets. For technology-related intangible assets, such as developed technology and IPR&D, additional factors considered include the risks inherent in the development process, the likelihood of achieving technological success and market acceptance. For IPR&D, the project is further analyzed to determine the unique technological innovations, the reliance on developed technology, if any, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows related to these identifiable intangible assets were estimated based on forecasted revenue and costs, taking into consideration expected product life cycles, market penetration and growth rates. The Company used risk adjusted discount rates of between 14.5% and 17.0% to discount the expected future cash flows under the income approach.

IPR&D is capitalized and accounted for as an indefinite-lived intangible asset. Once completed, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. The IPR&D project acquired by the Company in March 2014 is related to next generation 40/100Gb Ethernet products. As of the acquisition date, the Company estimated that the project was 40% complete, had an estimated remaining cost to complete of $6 million and an estimated remaining time to complete of two years.

Note 3. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 28, 2014
U.S. government and agency securities	$44,077	$11	$(53)	$44,035
Corporate debt obligations	89,843	51	(287)	89,607
Mortgage-backed securities	30,573	155	(95)	30,633
Municipal bonds	20,163	68	(20)	20,211
Other debt securities	7,951	1	(14)	7,938

	$192,607	$286	$(469)	$192,424

March 30, 2014
U.S. government and agency securities	$49,237	$16	$(55)	$49,198
Corporate debt obligations	74,386	200	(72)	74,514
Mortgage-backed securities	32,778	191	(187)	32,782
Municipal bonds	24,989	133	(9)	25,113
Other debt securities	5,178	3	(5)	5,176

	$186,568	$543	$(328)	$186,783

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities as of December 28, 2014, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$18,047	$18,054
Due after one year through three years	144,154	143,896
Due after three years through five years	11,586	11,569
Due after five years	18,820	18,905

	$192,607	$192,424

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 28, 2014 and March 30, 2014.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 28, 2014
U.S. government and agency securities	$31,711	$(53)	$—	$—	$31,711	$(53)
Corporate debt obligations	65,215	(287)	—	—	65,215	(287)
Mortgage-backed securities	7,554	(29)	6,088	(66)	13,642	(95)
Municipal bonds	6,111	(20)	—	—	6,111	(20)
Other debt securities	6,062	(14)	—	—	6,062	(14)

	$116,653	$(403)	$6,088	$(66)	$122,741	$(469)

March 30, 2014
U.S. government and agency securities	$26,879	$(55)	$—	$—	$26,879	$(55)
Corporate debt obligations	19,906	(72)	—	—	19,906	(72)
Mortgage-backed securities	11,261	(145)	2,838	(42)	14,099	(187)
Municipal bonds	3,322	(9)	—	—	3,322	(9)
Other debt securities	2,955	(5)	—	—	2,955	(5)

	$64,323	$(286)	$2,838	$(42)	$67,161	$(328)

As of December 28, 2014 and March 30, 2014, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 28, 2014 and March 30, 2014, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of accounts receivable and accounts payable approximates fair value.

A summary of the assets measured at fair value on a recurring basis as of December 28, 2014 and March 30, 2014 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
December 28, 2014
Cash and cash equivalents	$95,508	$—	$95,508
Marketable securities:
U.S. government and agency securities	44,035	—	44,035
Corporate debt obligations	—	89,607	89,607
Mortgage-backed securities	—	30,633	30,633
Municipal bonds	—	20,211	20,211
Other debt securities	—	7,938	7,938

	44,035	148,389	192,424

	$139,543	$148,389	$287,932

March 30, 2014
Cash and cash equivalents	$91,258	$—	$91,258
Marketable securities:
U.S. government and agency securities	49,198	—	49,198
Corporate debt obligations	—	74,514	74,514
Mortgage-backed securities	—	32,782	32,782
Municipal bonds	—	25,113	25,113
Other debt securities	—	5,176	5,176

	49,198	137,585	186,783

	$140,456	$137,585	$278,041

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

Note 5. Inventories

Components of inventories are as follows:

	December 28, 2014	March 30, 2014
	(In thousands)
Raw materials	$1,974	$2,041
Finished goods	28,965	15,995

	$30,939	$18,036

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Purchased Intangible Assets

Purchased intangible assets consist of the following:

	December 28, 2014			March 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	$72,121	$17,323	$54,798	$72,121	$4,957	$67,164
In-process research and development	21,200	—	21,200	21,200	—	21,200
Customer relationships	5,400	534	4,866	5,400	—	5,400
Other	3,829	2,602	1,227	3,829	2,430	1,399

	$102,550	$20,459	$82,091	$102,550	$7,387	$95,163

Note 7. Treasury Stock

Since fiscal 2003, the Company has had various stock repurchase programs that authorized the purchase of the Company’s outstanding common stock. In October 2014, the Company’s Board of Directors approved a program authorizing the repurchase of up to $100 million of the Company’s outstanding common stock over a period of up to 18 months. During the nine months ended December 28, 2014, the Company purchased 1.0 million shares of its common stock for an aggregate purchase price of $11.8 million. As of December 28, 2014, the Company had purchased a total of 127.6 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.95 billion.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Note 8. Stock-Based Compensation

During the nine months ended December 28, 2014, the Company granted 2.2 million restricted stock units with a weighted average grant date fair value of $10.26 per share.

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(In thousands)
Cost of revenues	$258	$259	$871	$1,082
Engineering and development	2,243	2,462	7,523	9,070
Sales and marketing	1,182	1,251	3,265	4,274
General and administrative	1,220	1,086	3,519	3,621

	$4,903	$5,058	$15,178	$18,047

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Special Charges

A summary of the special charges recorded during the three and nine months ended December 28, 2014 and December 29, 2013, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(In thousands)
Exit costs	$69	$1,947	$3,361	$15,900
Asset impairments	—	—	1,011	2,429
Other charges	—	—	500	—

	$69	$1,947	$4,872	$18,329

March 2014 Initiative

In March 2014, the Company commenced a restructuring plan (March 2014 Initiative) primarily designed to consolidate its Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily included a workforce reduction and the consolidation and elimination of certain engineering activities. The Company completed these restructuring activities and all amounts were paid as of December 28, 2014.

During the nine months ended December 28, 2014, the Company recorded special charges of $3.6 million in connection with the March 2014 Initiative. Special charges for the nine months ended December 28, 2014 consisted of $2.6 million of exit costs and $1.0 million of asset impairment charges related to abandoned property and equipment. The exit costs consisted of severance and related costs associated with involuntarily terminated employees.

The aggregate amount of the exit costs recorded in connection with the March 2014 Initiative was $11.7 million and consisted of $7.5 million of workforce reduction costs and $4.2 million of contract cancellation and other costs.

Activity and liability balances for exit costs related to the March 2014 Initiative are as follows:

	Workforce Reduction	Contract Cancellation and Other	Total
	(In thousands)
Balance as of March 30, 2014	$3,177	$4,311	$7,488
Charged to costs and expenses	2,693	(73)	2,620
Payments	(5,870)	(4,238)	(10,108)

Balance as of December 28, 2014	$—	$—	$—

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

During the three and nine months ended December 28, 2014, the Company recorded special charges of $0.1 million and $0.7 million in connection with the June 2013 Initiative, consisting of exit costs associated with severance and related costs for involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur approximately $1 million of additional severance costs in connection with these employees over the requisite service period.

The aggregate amount of the exit costs recorded in connection with the June 2013 Initiative is $18.1 million and consisted of $14.6 million of workforce reduction costs and $3.5 million of facilities and other costs.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances for exit costs related to the June 2013 Initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 30, 2014	$3,528	$4,621	$8,149
Charged to costs and expenses	741	—	741
Payments	(1,798)	(837)	(2,635)

Balance as of December 28, 2014	$2,471	$3,784	$6,255

The total unpaid exit costs are expected to be paid over the terms of the related agreements through fiscal 2018. As of December 28, 2014, unpaid exit costs totaling $1.5 million and $4.8 million are included in other current liabilities and other liabilities, respectively.

Note 10. Income Taxes

The Company’s provision for income taxes was $1.0 million and $3.3 million for the three and nine months ended December 28, 2014, respectively, and $0.7 million and $3.7 million for the three and nine months ended December 29, 2013, respectively. Income tax expense for the three and nine months ended December 28, 2014 included a $3.7 million benefit related to the retroactive reinstatement of the federal research tax credit. Income tax expense for the three and nine months ended December 28, 2014 and December 29, 2013 was also impacted by the effect of a discrete tax related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns. The Company’s provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

The Company’s federal consolidated income tax returns for fiscal years 2010, 2011 and 2012 are currently under examination by the Internal Revenue Service. Management does not believe that the results of this examination will have a material impact on the Company’s financial condition or results of operations.

Note 11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(In thousands, except per share amounts)
Net income	$22,435	$20,586	$39,445	$28,513

Shares:
Weighted-average shares outstanding — basic	87,728	86,855	87,679	87,810
Dilutive potential common shares, using treasury stock method	799	331	615	399

Weighted-average shares outstanding — diluted	88,527	87,186	88,294	88,209

Net income per share:
Basic	$0.26	$0.24	$0.45	$0.32

Diluted	$0.25	$0.24	$0.45	$0.32

Stock-based awards, including stock options and restricted stock units, representing 8.9 million and 10.7 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended December 28, 2014, respectively, and 12.1 million and 14.8 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended December 29, 2013, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

Business Acquisition

In March 2014, we acquired certain 10/40/100Gb Ethernet controller-related assets from Broadcom Corporation (Broadcom) primarily relating to the NetXtreme® II Ethernet controller family and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. This business acquisition expanded our product portfolio and is expected to accelerate our time to market for next generation products in the server Ethernet connectivity market.

Restructuring Plans

In March 2014, we commenced a restructuring plan primarily designed to consolidate our Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily included a workforce reduction and the consolidation and elimination of certain engineering activities. During the nine months ended December 28, 2014, we recorded special charges of $3.6 million in connection with this plan, consisting of $2.6 million of exit costs and $1.0 million of asset impairment charges related to abandoned property and equipment. We completed these restructuring activities and all amounts were paid as of December 28, 2014.

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. This restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future ASICs for switch products. During the nine months ended December 28, 2014, we recorded special charges of $0.7 million related to this restructuring plan, consisting of exit costs. We expect to incur approximately $1 million of additional severance costs in connection with this plan primarily related to employees required to provide future services. The additional severance costs will be recognized over the requisite service period.

Third Quarter Financial Highlights

A summary of our financial performance during the third quarter of fiscal 2015 is as follows:

•	Net revenues of $140.2 million for the third quarter of fiscal 2015 increased 10% from $127.5 million in the second quarter of fiscal 2015. Revenue from Advanced Connectivity Platforms was $124.7 million for the third quarter of fiscal 2015 and increased 9% from $114.9 million in the second quarter of fiscal 2015. Revenue from Legacy Connectivity Products was $15.5 million in the third quarter of fiscal 2015 compared to $12.6 million in second quarter of fiscal 2015.

•	Gross profit as a percentage of net revenues was 58.8% in the third quarter of fiscal 2015 compared to 59.1% in the second quarter of fiscal 2015.

•	Operating income increased to $23.7 million, or 16.9% of net revenues, in the third quarter of fiscal 2015 from $13.5 million, or 10.6% of net revenues, in the second quarter of fiscal 2015. We recorded special charges of $0.1 million during the third quarter of fiscal 2015 and $2.3 million during the second quarter of fiscal 2015.

•	Net income of $22.4 million, or $0.25 per diluted share, in the third quarter of fiscal 2015 increased from $11.0 million, or $0.12 per diluted share, in the second quarter of fiscal 2015.

•	Cash, cash equivalents and marketable securities increased to $287.9 million as of December 28, 2014 from $276.8 million as of September 28, 2014.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$124.7	$98.4	$344.3	$285.7
Legacy Connectivity Products	15.5	21.0	42.9	59.5

	$140.2	$119.4	$387.2	$345.2

Percentage of net revenues:
Advanced Connectivity Platforms	89%	82%	89%	83%
Legacy Connectivity Products	11	18	11	17

	100%	100%	100%	100%

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

Net revenues of $140.2 million for the three months ended December 28, 2014 increased 17% from $119.4 million for the three months ended December 29, 2013. The increase in net revenues was the result of a $26.3 million, or 27%, increase in revenue from Advanced Connectivity Platforms, partially offset by a $5.5 million decrease in revenue from Legacy Connectivity Products. The increase in revenue from Advanced Connectivity Platforms was primarily driven by an increase in revenue from Ethernet products associated with an acquisition in the fourth quarter of fiscal 2014. The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the average selling prices of switches. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

Net revenues of $387.2 million for the nine months ended December 28, 2014 increased 12% from $345.2 million for the nine months ended December 29, 2013. The increase in net revenues was the result of a $58.6 million, or 21%, increase in revenue from Advanced Connectivity Platforms, partially offset by a $16.6 million decrease in revenue from Legacy Connectivity Products. The increase in revenue from Advanced Connectivity Platforms was primarily due to an increase in revenue from Ethernet products associated with an acquisition in the fourth quarter of fiscal 2014. The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the quantity of switches sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 84% and 83% of net revenues during the nine months ended December 28, 2014 and December 29, 2013, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(In millions)
United States	$52.9	$48.3	$147.4	$144.5
Asia-Pacific and Japan	59.3	44.1	165.1	123.9
Europe, Middle East and Africa	23.3	22.8	61.5	63.6
Rest of world	4.7	4.2	13.2	13.2

	$140.2	$119.4	$387.2	$345.2

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the periods presented. Net revenues from customers in China were $23.6 million and $64.9 million for the three and nine months ended December 28, 2014, respectively, and $14.9 million and $42.3 million for the three and nine months ended December 29, 2013, respectively.

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

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(Dollars in millions)
Gross profit	$82.4	$81.0	$228.5	$233.8
Percentage of net revenues	58.8%	67.8%	59.0%	67.7%

Gross profit for the three months ended December 28, 2014 increased $1.4 million, or 2%, from gross profit for the three months ended December 29, 2013. Gross profit was positively impacted by the 17% increase in net revenues. The gross profit percentage for the three months ended December 28, 2014 decreased to 58.8% from 67.8% for the corresponding quarter in the prior year. The decrease in the gross profit percentage was primarily due to both an unfavorable product mix, as lower margin Ethernet products increased as a percentage of total revenue, and incremental amortization of acquisition-related purchased intangible assets of $3.6 million.

Gross profit for the nine months ended December 28, 2014 decreased $5.3 million, or 2%, from gross profit for the nine months ended December 29, 2013. The gross profit percentage for the nine months ended December 28, 2014 decreased to 59.0% from 67.7% for the corresponding period in the prior year. The decrease in gross profit and gross profit percentage was primarily due to both an unfavorable product mix, as lower margin Ethernet products increased as a percentage of total revenue, and incremental amortization of acquisition-related purchased intangible assets of $11.7 million.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(Dollars in millions)
Operating expenses:
Engineering and development	$34.8	$35.2	$108.1	$110.4
Sales and marketing	16.1	16.1	47.6	52.0
General and administrative	7.7	7.4	25.3	22.7
Special charges	0.1	2.0	4.9	18.3

	$58.7	$60.7	$185.9	$203.4

Percentage of net revenues:
Engineering and development	24.8%	29.5%	27.9%	32.0%
Sales and marketing	11.5	13.5	12.3	15.0
General and administrative	5.5	6.2	6.5	6.6
Special charges	0.1	1.6	1.3	5.3

	41.9%	50.8%	48.0%	58.9%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended December 28, 2014, engineering and development expenses decreased to $34.8 million from $35.2 million for the three months ended December 29, 2013, primarily due to a decrease in cash compensation and related employee benefit costs that resulted principally from cost savings achieved through our restructuring plans.

During the nine months ended December 28, 2014, engineering and development expenses decreased to $108.1 million from $110.4 million for the nine months ended December 29, 2013. The decrease was primarily due to a $3.6 million decrease in cash compensation and related employee benefit costs and a $1.5 million decrease in stock-based compensation, both principally as a result of cost savings achieved through our restructuring plans, partially offset by a $1.3 million increase in equipment depreciation and maintenance costs and a $1.2 million increase in outside service and material costs related to new product development costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses were consistent at $16.1 million for the three months ended December 28, 2014 and December 29, 2013.

During the nine months ended December 28, 2014, sales and marketing expenses decreased to $47.6 million from $52.0 million for the nine months ended December 29, 2013. The decrease was primarily due to a $2.3 million decrease in cash compensation and related employee benefit costs and a $1.0 million decrease in stock-based compensation, both principally due to a reduction in headcount resulting from our restructuring plans. The decrease in sales and marketing expenses also included a $1.5 million decrease in promotional expenses.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $7.7 million for the three months ended December 28, 2014 from $7.4 million for the three months ended December 29, 2013.

General and administrative expenses increased to $25.3 million for the nine months ended December 28, 2014 from $22.7 million for the nine months ended December 29, 2013. The increase was primarily due to an increase in consulting and outside services.

Special Charges. During the three and nine months ended December 28, 2014, we recorded special charges of $0.1 million and $4.9 million, respectively. The special charges for the three months ended December 28, 2014 consisted entirely of exit costs. The special charges for the nine months ended December 28, 2014 consisted of $3.4 million of exit costs, $1.0 million of asset impairment charges related to abandoned property and equipment and $0.5 million of other charges.

During the three and nine months ended December 29, 2013, we recorded special charges of $2.0 million and $18.3 million, respectively. The special charges for the three months ended December 29, 2013 consisted entirely of exit costs. The special charges for the nine months ended December 29, 2013 consisted of $15.9 million of exit costs and $2.4 million of asset impairment charges primarily related to abandoned property and equipment.

The exit costs for all periods include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. Exit costs for the nine months ended December 29, 2013 also included the estimated costs associated with the portion of a facility under a non-cancelable lease that we ceased using. We expect to incur approximately $1 million of additional exit costs associated with the restructuring plan initiated in June 2013, principally related to severance costs for terminated employees that are required to provide services beyond the statutory notice period.

The unpaid exit costs of $6.3 million as of December 28, 2014 are expected to be paid over the terms of the related agreements through fiscal 2018, including $1.5 million during the next twelve months.

Income Taxes

Our income tax expense was $3.3 million and $3.7 million for the nine months ended December 28, 2014 and December 29, 2013, respectively.

Our effective tax rate was 8% and 11% for the nine months ended December 28, 2014 and December 29, 2013, respectively. The decrease in our effective tax rate was primarily due to the benefits associated with the retroactive reinstatement of the federal research tax credit and adjustments to previously recognized uncertain tax position liabilities recorded during the nine months ended December 28, 2014. These benefits were partially offset by an increase in earnings in tax jurisdictions with higher tax rates.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $287.9 million as of December 28, 2014 from $278.0 million as of March 30, 2014. As of December 28, 2014 and March 30, 2014, our international subsidiaries held $226.2 million and $232.8 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of December 28, 2014.

Operating, Investing and Financing Activities

Cash provided by operating activities was $37.3 million for the nine months ended December 28, 2014 compared to cash provided by operating activities of $78.0 million for the nine months ended December 29, 2013. Operating cash flow for the nine months ended December 28, 2014 consisted of our net income of $39.4 million and net non-cash expenses of $53.1 million, offset by net cash used as a result of changes in operating assets and liabilities of $55.2 million. The changes in operating assets and liabilities included a $29.9 million increase in accounts receivable, a $12.9 million increase in inventories and an $11.4 million decrease in other liabilities. The increase in accounts receivable was primarily due to an increase in net revenues and the timing of cash collections. The increase in inventories was primarily due to product purchases in support of future customer demand and advanced purchases of ASICs with long lead times. The decrease in other liabilities was primarily due to the payment of severance and related costs associated with our restructuring plans.

We expect our business will continue to require additional investments in certain components of working capital. Our current product fulfillment model and increased customer demand for our products is expected to require additional investments in inventory.

Operating cash flow for the nine months ended December 29, 2013 consisted of our net income of $28.5 million, net non-cash expenses of $42.0 million and net cash provided as a result of changes in operating assets and liabilities of $7.5 million. The changes in operating assets and liabilities included a $7.7 million increase in accrued taxes, net, and a $6.1 million decrease in inventories, partially offset by a $5.1 million increase in accounts receivable. The increase in accrued taxes, net, is primarily due to liabilities recorded for unrecognized tax benefits related to certain positions taken on various state income tax returns and the timing of payment obligations. The decrease in inventories was primarily due to sales of products that included ASICs that were purchased in the prior year. The increase in accounts receivable was primarily due to the timing of cash collections and an increase in net revenues.

Cash used in investing activities was $22.6 million for the nine months ended December 28, 2014 and consisted of $15.4 million of purchases of property and equipment and $7.2 million of net purchases of available-for-sale securities. During the nine months ended December 29, 2013, cash used in investing activities was $18.8 million and consisted of $21.0 million of purchases of property and equipment, partially offset by net sales and maturities of available-for-sale securities of $2.2 million.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $10.5 million for the nine months ended December 28, 2014 and consisted primarily of our purchase of $11.8 million of common stock under our stock repurchase program and $3.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $5.1 million of proceeds from the issuance of common stock under stock-based awards. During the nine months ended December 29, 2013, cash used in financing activities was $45.8 million and consisted primarily of our purchase of $47.8 million of common stock under our prior stock repurchase program and $4.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $6.8 million of proceeds from the issuance of common stock under stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of our outstanding common stock. In October 2014, our Board of Directors approved a program authorizing the repurchase of up to $100 million of our outstanding common stock over a period of up to 18 months. As of December 28, 2014, we had repurchased a total of 127.6 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.95 billion. Pursuant to the existing stock repurchase program, we are authorized to repurchase additional shares with an aggregate cost of up to $88.2 million as of December 28, 2014.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 28, 2014, and their impact on our cash flows in future fiscal years, is as follows:

	2015 (Remaining three months)	2016	2017	2018	2019	Total
	(In millions)
Operating leases	$2.0	$7.4	$4.2	$1.9	$0.2	$15.7
Non-cancelable purchase obligations	31.4	16.9	—	—	—	48.3

Total	$33.4	$24.3	$4.2	$1.9	$0.2	$64.0

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $15.2 million as of December 28, 2014. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For a description of the accounting policies that we believe to be our most critical accounting policies and estimates, see Critical Accounting Policies and Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 30, 2014. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended December 28, 2014. These accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 28, 2014, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of December 28, 2014 consists of $192.4 million of securities that are classified as available-for-sale. As of December 28, 2014, we had gross unrealized losses associated with our available-for-sale securities of $0.5 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 28, 2014. There was no change in our internal control over financial reporting during our quarter ended December 28, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock price may be volatile.

The market price of our common stock has fluctuated substantially and there can be no assurance that such volatility will not continue. Several factors could impact our stock price, including:

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues in the foreseeable future. Our top ten customers accounted for 84% and 83% of net revenues for the nine months ended December 28, 2014 and December 29, 2013, respectively. Total revenue from our three largest customers, Hewlett-Packard Company, International Business Machines Corporation (IBM) and Dell, Inc., collectively accounted for more than 50% of net revenues during each of the nine months ended December 28, 2014 and December 29, 2013. On October 1, 2014, IBM and Lenovo Group Ltd. (Lenovo) completed the initial closing for Lenovo’s acquisition of IBM’s x86 server business. While we expect our sales related to IBM’s x86 server business to continue with Lenovo after completion of this transaction, to the extent unexpected delays or transition issues occur in connection with the sale of this business, we could experience an adverse effect on our business or results of operations.

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

International revenues accounted for 62% and 58% of our net revenues for the nine months ended December 28, 2014 and December 29, 2013, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of December 28, 2014, our international subsidiaries held $226.2 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of December 28, 2014, we held short-term marketable securities totaling $192.4 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. For example, in the past we have recorded impairment charges related to investment securities, including securities issued by companies in the financial services sector, that had previously been rated AA or higher. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to an additional $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of December 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, our Board of Directors approved a program to repurchase up to $100 million of our common stock over a period of up to 18 months. Set forth below is information regarding our stock repurchases made during the third quarter of fiscal 2015 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
September 29, 2014 – October 26, 2014	60,000	$11.48	60,000	$99,309,000
October 27, 2014 – November 23, 2014	597,000	$11.67	597,000	$92,345,000
November 24, 2014 – December 28, 2014	359,000	$11.62	359,000	$88,165,000

	1,016,000	$11.64	1,016,000	$88,165,000

Item 6.	Exhibits

Exhibits

Exhibit No.

10.1	QLogic Corporation 2014 New-Hire Performance Incentive Plan.*

10.2	Form of Terms and Conditions of Stock Unit Award under the QLogic Corporation 2014 New-Hire Performance Incentive Plan.*

10.3	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2014 New-Hire Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Jean Hu
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 5, 2015

EXHIBIT INDEX

Exhibit No.

10.1	QLogic Corporation 2014 New-Hire Performance Incentive Plan.*

10.2	Form of Terms and Conditions of Stock Unit Award under the QLogic Corporation 2014 New-Hire Performance Incentive Plan.*

10.3	Form of Terms and Conditions of Performance Share Awards under the QLogic Corporation 2014 New-Hire Performance Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.