Form 10-K
period 2015-03-29
QLOGIC CORP
filed 2015-05-26
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 26, 2014 was $813,479,000 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market on such date).

As of May 15, 2015, 87,259,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

On January 17, 2014, we completed the acquisition from Brocade Communications Systems, Inc. (Brocade) of certain assets related to its Fibre Channel and converged network adapter business. On March 13, 2014, we completed the acquisition from Broadcom Corporation (Broadcom) of certain 10/40/100Gb Ethernet controller-related assets.

Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.

All references to years refer to our fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, as applicable, unless calendar years are specified.

Our Networking Products

We design and supply high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise, managed service provider, consumer web, and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking.

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

Our products are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors. Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. The data center and business applications that drive requirements for our networking connectivity products include:

•	General business information technology requirements;

•	Web 2.0, data warehousing, data mining and online transaction processing;

•	Media-rich environments such as film and video, broadcast, medical imaging, computer-aided design and computer-aided manufacturing; and

•	Server clustering, server and storage virtualization, disaster recovery, high-speed backup, data replication and data migration.

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

We provide Fibre Channel, iSCSI, FCoE and 10Gb Ethernet standard adapters and ASICs for rack and tower servers, as well as custom adapters and ASICs for bladed servers. Our adapters and ASICs are also used in a variety of storage systems. All of these adapters and ASICs provide single or multi-protocol network connectivity. We also sell switches that manage the transmission and routing of data between servers and storage, as well as servers to servers. However, in connection with our June 2013 restructuring plan, we announced that we were ceasing development of future switch ASICs. We continue to invest in the next generation of our current products, as well as investing in various new product initiatives that are in the early stages of development.

We classify our products into two categories – Advanced Connectivity Platforms and Legacy Connectivity Products. Advanced Connectivity Platforms are comprised primarily of adapters and ASICs for server and storage connectivity applications. Legacy Connectivity Products are comprised primarily of Fibre Channel switch products.

Advanced Connectivity Platforms accounted for 89%, 84% and 82% of our net revenues for fiscal 2015, 2014 and 2013, respectively. Legacy Connectivity Products accounted for 11%, 16% and 18% of our net revenues for fiscal 2015, 2014 and 2013, respectively. For a summary of our net revenues by product category, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Customers

Our products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett-Packard Company, Huawei Technologies Co. Ltd., Inspur Group Co., Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc. and Oracle Corporation. A small number of these customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 81%, 83% and 84% of net revenues during fiscal 2015, 2014 and 2013, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2015	2014	2013
Hewlett-Packard	27%	24%	24%
Dell	17%	15%	12%
IBM	11%	17%	20%

We believe that we have good relationships with our customers. However, we believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Some of our OEM customers experience seasonality and uneven sales patterns in their businesses. As a result, we experience similar seasonality and uneven sales patterns. This variability in sales patterns is the result of various factors and makes it extremely difficult to predict demand and buying patterns of our customers. Although we do not consider our business to be highly seasonal, we believe that seasonality and uneven sales patterns have impacted and may impact our business. To the extent that we experience seasonality or uneven sales patterns in our business, it would most likely have a negative impact on the sequential growth rate of our net revenues during the fourth quarter of our fiscal year.

International revenues accounted for 63%, 58% and 57% of our net revenues for fiscal 2015, 2014 and 2013, respectively. For additional information on our international sales and operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report. For a discussion of risks related to our foreign operations, see Risk Factors, included in Part I, Item 1A of this report.

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

In domestic and in certain international markets, we maintain both a sales force to serve our OEM customers and distributors that are focused on medium-sized and emerging accounts. We maintain a business development and marketing organization to assist, train and equip the sales organizations of our OEM customers and their respective reseller organizations and partners. We maintain sales offices in the United States and various international locations. For information regarding revenue by geographic area, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

We work with our server and storage system OEM customers during their design cycles. We provide these customers with pre-sales system design support and services, as well as training classes and seminars conducted both in the field and from our worldwide offices.

Our sales and marketing efforts are focused on establishing and developing long-term relationships with our OEM customers, ODM customers and distribution partners, as well as brand preference activities. The sales cycle for OEMs typically begins with the identification of a requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology. The cycle continues with technical and sales collaboration with the OEM and, if successful, leads to one of our product designs being selected as a component in a customer’s server or storage system. We then work closely with the customer to integrate our products with the customer’s current and future generations of products or platforms. This cycle, from opportunity identification to initial production shipment, typically ranges from six to twenty-four months. Following initial production shipment, our sales efforts are focused on educating the OEM’s sales and marketing teams on the applications and benefits of our products to drive brand preference. The brand preference phase of the sales activities can last for the duration of the OEM program.

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

Our global engineering organization is engaged in the design and development of ASICs and adapters that are primarily based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies. This organization provides our business with a shared engineering capability from product design and development through outgoing product quality assurance.

We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage, local area and converged networks. During fiscal 2015, 2014 and 2013, we incurred engineering and development expenses of $144.3 million, $147.0 million and $156.1 million, respectively.

Backlog

A large portion of our sales to OEM customers are transacted through hub arrangements whereby our products are purchased on a just-in-time basis and fulfilled from warehouse facilities, or hubs, in proximity to the facilities of our customers or their contract manufacturers. Our sales are made primarily pursuant to purchase orders, including blanket purchase orders for hub arrangements. Because the hub arrangements with our customers and industry practice allow customers to cancel or change orders with limited advance notice, we believe that backlog at any particular date is not a reliable indicator of our future revenue levels and is not material to understanding our business.

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

Due to the diversity of products required in storage, local area and converged networking, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Emulex Corporation, which was acquired by Avago Technologies Limited in May 2015. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and iSCSI, we primarily compete with Emulex Corporation, Mellanox Technologies, Ltd., Chelsio Communications, Inc. and Intel Corporation. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

Manufacturing

We use ASIC industry suppliers to access foundries for the manufacture of ASICs, which we sell as standalone products or integrate into our adapter and switch products. This approach allows us to avoid the high costs of owning, operating, maintaining and upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing, and supply chain management. Prior to the sale of our adapter and switch products, final tests are performed to ensure quality. Product test, customer-specific configuration and product localization are completed by third-party service providers or by us. We also provide fabrication process reliability tests, as required, and conduct failure analysis to confirm the integrity of our quality assurance procedures. These reliability and failure analysis tests may be completed by third-party providers or by us.

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

We currently purchase our semiconductor products through our ASIC suppliers either in finished or wafer form. We use subcontractors to assemble our semiconductor products purchased in wafer form. In the assembly process for our semiconductor products, the silicon wafers are separated into individual die, which are then assembled into packaged ASICs and tested by our ASIC suppliers, third-party ASIC test partners or by us.

For our adapter, switch and other products, we use third-party contract manufacturers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers. These contract manufacturers are primarily located outside the United States. To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance. The loss of one of our major contract manufacturers outside of our consolidation plan discussed below could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process.

We are currently transitioning away from one of our contract manufacturers as part of a consolidation plan. We have already begun the transition of certain product lines and expect to complete the transition by the end of calendar year 2015. In connection with this transition, and to ensure sufficient supply of our products to meet anticipated customer demand, we expect to temporarily increase our inventory levels. Once we complete this transition, we believe that our remaining contract manufacturers will have sufficient capacity and redundancy such that their ability to produce products for us will not be significantly impacted. However, we might incur significant expenses in connection with our transition, including expenses related to excess and obsolete inventory, equipment transportation, qualification of new manufacturing lines at existing contract manufacturers, and increased product costs. The incurrence of any such expenses, or any delay in the transition, could have a material adverse effect on our business, financial condition or results of operations.

While we believe that we have good relationships with our contract manufacturers, if a contract manufacturer experiences delays, disruptions, capacity constraints, component part shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in the loss or postponement of revenue and potential harm to our competitive position and relationships with customers.

Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources. For example, in connection with our acquisition of certain 10/40/100Gb Ethernet controller-related assets, we entered into a development and supply agreement which requires us to purchase the ASICs used in the related products exclusively from Broadcom. Other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever or significantly change its relationship with us, we may be unable to produce certain of our products until alternative suppliers are identified and qualified.

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

Working Capital

Our working capital was $390.8 million as of March 29, 2015, which includes $316.4 million of cash, cash equivalents and marketable securities. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, included in Part II, Item 7 of this report.

Employees

We had 927 employees as of May 15, 2015. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

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

We have experienced, are currently experiencing, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. For example, the market for our Fibre Channel products is mature and has remained stable or declined during recent periods. The lack of growth in the Fibre Channel market may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise data centers are using private or public clouds to provide a portion of their requirements. This shift has adversely impacted the enterprise server market. To the extent the Fibre Channel market declines, our quarterly operating results would be negatively impacted.

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

Fluctuations in our quarterly operating results may also be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	server refresh cycles, including the timing, rate of market acceptance and growth in volume shipments of products based on the new technology;

•	industry consolidation among our competitors, our customers or our suppliers;

•	customer policies pertaining to desired inventory levels of our products;

•	sales discounts and customer incentives;

•	the availability and sale of new products;

•	changes in our average selling prices;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including application-specific integrated circuits (ASICs);

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•

our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer (OEM) and original design manufacturer (ODM) customers;

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

Our gross margin is expected to vary over time primarily due to product mix, including the impact of our acquisition of Ethernet controller-related assets in the fourth quarter of fiscal 2014. We expect that our Ethernet products will represent a higher percentage of our future revenues and these products have a lower gross margin percentage than our historical corporate average. In addition, our gross margins may be adversely affected by numerous other factors, including:

•	other changes in product mix;

•	transitions into new markets, which may have lower gross margins;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets;

•	amortization and impairments of purchased intangible assets;

•	sales discounts and customer incentives;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	acquisitions and dispositions of businesses, technologies or product lines.

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

Our products are used in storage, local area and converged networks, and therefore our business is dependent on these markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:

•	educate potential OEM and ODM customers, distributors, resellers, system integrators, storage system providers and end-user organizations about the benefits of our products;

•	maintain and enhance our relationships with OEM and ODM customers, distributors, resellers, system integrators and storage system providers;

•	predict and base our products on standards that ultimately become industry standards; and

•	achieve and maintain interoperability between our products and other equipment and components from diverse vendors.

If we are not successful in any or all of these items, our business and results of operations could be materially and adversely affected.

Competition within the markets for products such as ours is intense and includes various established competitors.

The markets for networking connectivity products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, local area and converged networking, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Emulex Corporation (Emulex). In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and Internet Small Computer Systems Interface (iSCSI), we compete primarily with Emulex, Mellanox Technologies, Ltd., Chelsio Communications, Inc. and Intel Corporation. We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

Emulex, our principal competitor in the Fibre Channel market, was acquired by Avago Technologies Limited (Avago) on May 5, 2015. Avago is our primary Fibre Channel ASIC supplier. We have a long-term supply contract in place with Avago that we believe safeguards our supply of Fibre Channel ASICs. Should Avago fail to adhere to the terms of our supply contract and if the remedies in the contract fail to adequately protect us, our supply of Fibre Channel ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 81%, 83% and 84% of net revenues during fiscal 2015, 2014 and 2013, respectively. Total revenue from our three largest customers, Hewlett-Packard Company (HP), Dell, Inc., and International Business Machines Corporation (IBM), collectively accounted for more than 50% of net revenues during fiscal 2015, 2014 and 2013. In October 2014, HP announced that it will separate itself into two new public companies. And more recently, IBM and Lenovo Group Ltd. (Lenovo) completed the closing for Lenovo’s acquisition of IBM’s x86 server business. To the extent unexpected delays or transition issues occur in connection with either of these transactions, we could experience an adverse effect on our business or results of operations.

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

Our customers generally order products through written purchase orders instead of long-term supply contracts and, therefore, are generally not obligated to purchase products from us for any extended period. Customers typically incorporate our products into complex devices and systems, which creates supply chain cross-dependencies. Accordingly, supply chain disruptions affecting components of our customers’ devices and/or systems could negatively impact the demand for our products, even if the supply of our products is not directly affected. Major customers also have significant leverage over us and may attempt to change the sales terms, including pricing, customer incentives and payment terms, or insist that we undertake or fund significant aspects of the design, qualification and testing that our customers have typically been responsible for, either of which could have a material adverse effect on our business, financial condition or results of operations. As our customers are pressured to reduce prices as a result of competitive factors, we may be required to contractually commit to price reductions for our products before we know how, or if, cost reductions can be achieved. If we are unable to achieve these cost reductions, our gross margins could decline and such a decline could have a material adverse effect on our business, financial condition or results of operations.

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

The markets in which we compete involve rapidly changing technologies, evolving industry standards and continuing improvements in products and services. Examples of these changing technologies include system-on-chip products and both software-defined-networking and software-defined-storage products. Our future success depends, in part, on our ability to:

•	enhance our current products and develop and introduce, in a timely manner, new products that keep pace with technological developments and industry standards;

•	compete effectively on the basis of price and performance; and

•	adequately address OEM, ODM and end-user customer requirements and achieve market acceptance.

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

Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources. For example, in connection with our acquisition of certain 10/40/100Gb Ethernet controller-related assets, we entered into a development and supply agreement which requires us to purchase the ASICs used in the related products exclusively from Broadcom Corporation. Other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever or significantly change its relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations.

Avago, our primary Fibre Channel ASIC supplier, acquired Emulex on May 5, 2015. Emulex is our principal competitor in the Fibre Channel market. We have a long-term supply contract in place with Avago that we believe safeguards our supply of Fibre Channel ASICs. Should Avago fail to adhere to the terms of our supply contract and if the remedies in the contract fail to adequately protect us, our supply of Fibre Channel ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

In addition, the loss of any of our major third-party contract manufacturers outside of our planned consolidation could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product. If we are required to change a contract manufacturer or if a contract manufacturer experiences delays, disruptions, capacity constraints, component part shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenues and potential harm to our competitive position and relationships with customers.

We are currently transitioning away from one of our contract manufacturers as part of a consolidation plan. We have already begun the transition of certain product lines and expect to complete the transition by the end of calendar year 2015. We believe that our remaining contract manufacturers have sufficient capacity and redundancy such that their ability to produce products for us will not be significantly impacted. However, we might incur significant expenses in connection with our transition, including expenses related to excess and obsolete inventory, equipment transportation, qualification of new manufacturing lines at existing contract manufacturers, and increased product costs. The incurrence of any such expenses, or any delay in the transition, could have a material adverse effect on our business, financial condition or results of operations.

We may engage in mergers, acquisitions, divestitures and strategic investments and these activities could adversely affect our results of operations and stock price.

Our future growth may depend in part on our ability to identify and acquire businesses, technologies or product lines. For example, we completed two acquisitions in fiscal 2014, including the acquisition of certain 10/40/100Gb Ethernet controller-related assets. Mergers and acquisitions involve numerous risks, including:

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled ASIC design personnel and software developers. It is important that we retain key personnel, including Prasad Rampalli, our President and Chief Executive Officer. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

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

We expect the average unit prices of our products (on a like-for-like product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts and customer incentives, new product introductions by us or our competitors, or other factors. In addition, the market opportunities we are pursuing in managed service provider, consumer web, and cloud service provider data centers are more price competitive than other markets we serve. If we are unable to offset these factors by increasing sales volumes or reducing product manufacturing costs, our total revenues and gross margins may decline. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our revenues, gross margins and profitability could decline.

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

Sales and purchasing patterns with our customers and suppliers are uneven and subject to seasonal fluctuations.

A large percentage of our products are sold to customers who experience seasonality and uneven sales patterns in their own businesses. As a result, we experience similar seasonality and uneven sales and purchasing patterns with our customers and suppliers. We believe the variability in sales and purchasing patterns results from many factors, including:

•	spikes in sales during the fourth quarter of each calendar year typically experienced by our customers, which in turn leads to higher sales volume in our fiscal third quarter;

•

the tendency of our customers to close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter, which in turn leads to an increase in our sales during those same time periods; and

•

strategic purchases, including entering into non-cancelable purchase commitments, by us or our customers in advance of demand to take advantage of favorable pricing or to mitigate risks around product availability.

This variability makes it extremely difficult to predict the demand and buying patterns of our customers and, in turn, causes challenges for us in sourcing goods and services from our suppliers, adjusting manufacturing capacity, and forecasting cash flow and working capital needs. If we predict demand that is substantially greater than actual customer orders, we will have excess inventory. Alternatively, if customer orders substantially exceed predicted demand, the ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, or be completed at an increased cost, which could have a material adverse effect on our business, financial condition or results of operations.

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

Also, the United Kingdom has recently enacted the Diverted Profits Tax aimed at large multinational enterprises. Although we are still evaluating the potential impact of this new legislation, it could have a material adverse effect on our provision for income taxes.

Finally, we are subject to examination of our income tax returns by the United States Internal Revenue Service and other tax authorities, which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from examinations to determine the adequacy of our provisions for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our financial condition or results of operations.

Because we have operations in foreign countries and depend on foreign customers and suppliers, we are subject to international economic, currency, regulatory, political and other risks that could harm our business, financial condition and results of operations.

International revenues accounted for 63%, 58% and 57% of our net revenues for fiscal 2015, 2014 and 2013, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of March 29, 2015, our international subsidiaries held $248.0 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Our California facilities, including our principal executive offices, our principal design facilities and our critical business operations, are located near major earthquake faults. We are not specifically insured for earthquakes or other natural disasters. Any personal injury at, or damages to, the facilities as a result of such occurrences could have a material adverse effect on our business, results of operations or financial condition. Additionally, we have operations, suppliers and customers in regions that have historically experienced natural disasters. Furthermore, as a result of a natural disaster, our major customers may face shortages of components that could negatively impact their ability to build the servers and data center devices into which our products are integrated, thereby negatively impacting the demand for our products even if the supply of our products is not directly affected by the natural disaster. Any earthquake or other natural disaster, including a hurricane, flood, volcanic eruption, tsunami or fire, affecting any of these regions could adversely affect our business, results of operations and financial condition.

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

We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert future claims of infringement of intellectual property rights against us, or against customers or others whom we are contractually obligated to indemnify, with respect to existing and future products. In addition, our supply of ASICs and other components can also be interrupted by intellectual property infringement claims against our suppliers.

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

As of March 29, 2015, we held short-term marketable securities totaling $201.2 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Changes in and compliance with regulations could materially and adversely affect us.

Our business, results of operations or financial condition could be materially and adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted in 2010. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the U.S. Securities and Exchange Commission to adopt additional rules and regulations in these areas. The U.S. Securities and Exchange Commission has also issued disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. Our disclosures have been and will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

We expect to continue to transition our ASICs to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products, as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of March 29, 2015.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal product development, operations, sales and corporate offices are located in three buildings comprising approximately 161,000 square feet in Aliso Viejo, California. We own each of these buildings. We also own a fourth building in Aliso Viejo comprising approximately 34,000 square feet that is unoccupied and that we intend to sell. Additionally, we lease one building comprising approximately 100,000 square feet in Shakopee, Minnesota, that previously housed product development and operations teams for many of our Legacy Connectivity Products. These teams have relocated to a much smaller facility that we sublease in Minnetonka, Minnesota. Our lease for the Shakopee facility runs until 2018 and we are currently attempting to sublease that facility. We lease an operations, sales and fulfillment facility located in Dublin, Ireland. In addition, we lease facilities in Irvine, Mountain View and Roseville, California; Pune and Bangalore, India; Ramat Gan, Israel; and Taipei City, Taiwan. These facilities are used primarily for product engineering, development and support services. We also maintain sales offices at various locations in the United States, Europe and Asia. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

	2015		2014
	High	Low	High	Low
Fourth Quarter	$15.41	$12.55	$12.90	$10.82
Third Quarter	13.17	8.83	12.67	10.32
Second Quarter	10.70	8.70	11.73	9.57
First Quarter	13.07	9.54	11.67	9.29

Number of Common Stockholders

The number of record holders of our common stock was 402 as of May 15, 2015.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2015.

Issuer Purchases of Equity Securities

In October 2014, our Board of Directors approved a program to repurchase up to $100 million of our common stock over a period of up to 18 months. Set forth below is information regarding our stock repurchases made during the fourth quarter of fiscal 2015 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
December 29, 2014 – January 25, 2015	—	—	—	$88,165,000
January 26, 2015 – February 22, 2015	190,000	$14.21	190,000	$85,464,000
February 23, 2015 – March 29, 2015	506,000	$14.84	506,000	$77,959,000

Total	696,000	$14.67	696,000	$77,959,000

Stockholder Return Performance

The performance graph below shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five-year period ended March 29, 2015, the cumulative total stockholder return for our common stock, the Standard & Poor’s Midcap 400 Index (S&P Midcap 400 Index) and the NASDAQ Computer Index. Measurement points are the last trading day of each of our fiscal years ended March 28, 2010, April 3, 2011, April 1, 2012, March 31, 2013, March 30, 2014 and March 29, 2015. The graph assumes that $100 was invested on March 28, 2010 in our common stock, the S&P Midcap 400 Index and the NASDAQ Computer Index and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among QLogic Corporation,

the S&P Midcap 400 Index

and the NASDAQ Computer Index

	Cumulative Total Return
	3/28/10	4/3/11	4/1/12	3/31/13	3/30/14	3/29/15
QLogic Corporation	$100.00	$ 90.08	$ 88.10	$ 57.54	$ 61.95	$ 71.11
S&P Midcap 400 Index	100.00	126.95	129.47	152.55	184.96	207.52
NASDAQ Computer Index	100.00	120.22	149.03	139.57	187.97	225.65

* $100 invested on 3/28/10 in stock or 3/31/10 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Year Ended (1)
	March 29, 2015 (2)	March 30, 2014 (3) (4)	March 31, 2013 (5)	April 1, 2012	April 3, 2011
	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$520,198	$460,907	$484,538	$558,608	$558,375
Cost of revenues	214,146	150,800	159,180	177,704	176,959

Gross profit	306,052	310,107	325,358	380,904	381,416

Operating expenses:
Engineering and development	144,260	147,010	156,097	138,768	125,219
Sales and marketing	64,330	68,367	78,512	77,370	73,965
General and administrative	32,512	32,097	32,899	35,299	34,148
Special charges	10,520	74,853	—	—	373

Total operating expenses	251,622	322,327	267,508	251,437	233,705

Operating income (loss)	54,430	(12,220)	57,850	129,467	147,711
Interest and other income, net	763	3,260	4,007	3,959	5,187

Income (loss) from continuing operations before income taxes	55,193	(8,960)	61,857	133,426	152,898
Income tax expense (benefit)	4,600	9,306	(11,704)	13,983	11,552

Income (loss) from continuing operations	50,593	(18,266)	73,561	119,443	141,346

Discontinued operations:
Income (loss) from operations, net of income taxes	—	—	(425)	910	(2,256)
Gain on sale, net of income taxes	—	—	—	109,083	—

Income (loss) from discontinued operations	—	—	(425)	109,993	(2,256)

Net income (loss)	$50,593	$(18,266)	$73,136	$229,436	$139,090

Income (loss) from continuing operations per share:
Basic	$0.58	$(0.21)	$0.79	$1.17	$1.31

Diluted	$0.57	$(0.21)	$0.78	$1.16	$1.29

Income (loss) from discontinued operations per share:
Basic	$—	$—	$(0.01)	$1.08	$(0.02)

Diluted	$—	$—	$—	$1.07	$(0.02)

Net income (loss) per share:
Basic	$0.58	$(0.21)	$0.78	$2.25	$1.29

Diluted	$0.57	$(0.21)	$0.78	$2.23	$1.27

Balance Sheet Data
Cash and cash equivalents and marketable securities	$316,415	$278,041	$455,506	$537,955	$384,076
Total assets	848,655	798,263	825,163	913,418	757,207
Total stockholders’ equity	747,016	693,426	734,277	759,843	601,164

(1)	The statement of operations data for all periods reflects the operating results of the InfiniBand business as discontinued operations.

(2)	In fiscal 2015, we recorded special charges of $10.5 million consisting of $6.9 million of exit costs, $3.1 million of asset impairment charges related to abandoned property and equipment, and $0.5 million of other charges.

(3)	During the fourth quarter of fiscal 2014, we completed the acquisition of (i) certain 10/40/100Gb Ethernet controller-related assets from Broadcom, and (ii) certain assets related to the Fibre Channel and converged network adapter business from Brocade.

(4)	In fiscal 2014, we recorded special charges of $74.9 million consisting of $41.0 million for the portion of a license payment we attributed to the use of the related technology in periods prior to the date of the license agreement, $26.5 million of exit costs and $7.3 million of asset impairment charges primarily related to property and equipment. During fiscal 2014, we also recorded incremental income tax charges of $16.5 million for valuation allowances against deferred tax assets related to certain state tax credits and net operating loss carryforwards.

(5)	In fiscal 2013, we recorded $14.3 million of income tax benefits associated with adjustments to certain tax positions subject to an Internal Revenue Service examination.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design and supply high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise, managed service provider, consumer web, and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking.

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

We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2015, 2014 and 2013 each comprised fifty-two weeks and ended on March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

Business Acquisitions

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

In January 2014, we acquired certain assets related to the Fibre Channel and converged network adapter business from Brocade Communications Systems, Inc. for cash consideration of $9.6 million and the assumption of certain liabilities. We completed this acquisition to expand our product portfolio and market position in the Fibre Channel and converged network adapter market.

License Agreement

In March 2014, we entered into a non-exclusive patent license agreement with Broadcom and paid a one-time fee of $62.0 million as specified in the agreement. The license covers all of our Fibre Channel products. We attributed $41.0 million to the use of the related technology in periods prior to the date of the license agreement and recorded such amount in special charges in fiscal 2014. The portion of the fee attributed to the future use of the related technology is $21.0 million and was recorded as a prepaid license that is being amortized over the ten-year term of the license agreement.

Restructuring Plans

In March 2015, we implemented a restructuring plan consisting of a workforce reduction primarily designed to further streamline our business operations. In connection with this action, we recorded special charges of $1.2 million consisting of exit costs associated with severance benefits for involuntarily terminated employees.

In March 2014, we commenced a restructuring plan primarily designed to consolidate our Ethernet product roadmap following the acquisition of the Ethernet controller-related assets from Broadcom. This restructuring plan primarily included a workforce reduction and the consolidation and elimination of certain engineering activities. We recorded special charges totaling $17.6 million related to this restructuring plan since its inception, consisting of $11.7 million of exit costs and $5.9 million of asset impairment charges primarily related to abandoned property and equipment. We completed these restructuring activities and all amounts were paid as of March 29, 2015.

In June 2013, we commenced a restructuring plan designed to enhance product focus and streamline business operations. This restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, we ceased development of future ASICs for switch products. We recorded special charges totaling $25.0 million related to this restructuring plan since its inception, consisting of $20.5 million of exit costs and $4.5 million of asset impairment charges primarily related to abandoned property and equipment. We expect to incur approximately $1 million of additional severance costs in connection with this plan primarily related to employees required to provide future services. The additional severance costs will be recognized over the requisite service period.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

Net revenues of $520.2 million for fiscal 2015 increased 13% from $460.9 million in fiscal 2014. Net income for fiscal 2015 was $50.6 million, or $0.57 per diluted share, compared to a net loss of $18.3 million, or $0.21 per diluted share, in fiscal 2014. During fiscal 2015, we generated $82.5 million of cash from operations and used $21.1 million of cash to purchase common stock under our stock repurchase program.

A summary of our financial performance during the fourth quarter of fiscal 2015 is as follows:

•

Net revenues of $133.0 million for the fourth quarter of fiscal 2015 increased 15% from $115.7 million in the fourth quarter of fiscal 2014. Revenue from Advanced Connectivity Platforms was $120.7 million in the fourth quarter of fiscal 2015 and increased 19% from $101.1 million in the same quarter of fiscal 2014. Revenue from Legacy Connectivity Products was $12.3 million in the fourth quarter of fiscal 2015 compared to $14.6 million in the fourth quarter of fiscal 2014.

•

Gross profit as a percentage of net revenues was 58.3% in the fourth quarter of fiscal 2015 compared to 65.9% in the fourth quarter of fiscal 2014. Gross profit for the fourth quarter of fiscal 2015 included $2.8 million of incremental amortization of purchased intangible assets related to our acquisitions.

•

Operating income increased to $11.8 million in the fourth quarter of fiscal 2015 from an operating loss of $42.6 million in the fourth quarter of fiscal 2014. We recorded special charges of $5.6 million during the fourth quarter of fiscal 2015 and $56.5 million during the fourth quarter of fiscal 2014. The special charges in the fourth quarter of fiscal 2014 consisted of $41.0 million related to the non-exclusive patent license agreement with Broadcom and $15.5 million related to our restructuring plans.

•

Net income increased to $11.1 million, or $0.13 per diluted share, in the fourth quarter of fiscal 2015 compared to a net loss of $46.8 million, or $0.54 per diluted share, in the fourth quarter of fiscal 2014. Net income in the fourth quarter of fiscal 2015 included special charges of $5.6 million. Net loss in the fourth quarter of fiscal 2014 included special charges of $56.5 million and incremental tax charges of $14.7 million for valuation allowances related to deferred tax assets for certain state tax credits and net operating loss carryforwards.

•	Cash, cash equivalents and marketable securities increased to $316.4 million as of March 29, 2015 from $278.0 million as of March 30, 2014.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	2015	2014	2013
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$465.0	$386.7	$399.4
Legacy Connectivity Products	55.2	74.2	85.1

	$520.2	$460.9	$484.5

Percentage of net revenues:
Advanced Connectivity Platforms	89%	84%	82%
Legacy Connectivity Products	11	16	18

	100%	100%	100%

Historically, the global marketplace for server and storage connectivity solutions has expanded in response to the information requirements of enterprise, managed service provider, consumer web, and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices for existing products over time.

The market for our Fibre Channel products is mature and has remained stable or declined during recent periods. This lack of growth in the Fibre Channel market may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise data centers are using private or public clouds to provide a portion of their requirements. This shift has adversely impacted the enterprise server market. To the extent the Fibre Channel market declines, our quarterly operating results would be negatively impacted. In addition, certain countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Political instability in certain regions of the world is significantly contributing to this economic uncertainty. Economic uncertainty is adversely affecting, and in the future may continue to adversely affect, IT spending rates, which may have a negative impact on our revenue and operating results. Further, some of our customers may purchase products strategically in advance of demand to take advantage of favorable pricing or to mitigate risks around product availability. As a result of these and other factors, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

Net revenues of $520.2 million for fiscal 2015 increased 13% from $460.9 million in fiscal 2014. The increase in net revenues was the result of a $78.3 million, or 20%, increase in revenue from Advanced Connectivity Platforms, partially offset by a $19.0 million, or 26%, decrease in revenue from Legacy Connectivity Products. The increase in revenue from Advanced Connectivity

Platforms was primarily driven by an increase in revenue from Ethernet products associated with an acquisition in the fourth quarter of fiscal 2014. The decrease in revenue from Legacy Connectivity Products was primarily due to a 16% decrease in both the quantity of switches sold and the average selling price of these products. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

Net revenues of $460.9 million for fiscal 2014 decreased from $484.5 million in fiscal 2013. The decrease in net revenues was the result of a $12.7 million, or 3%, decrease in revenue from Advanced Connectivity Platforms and a $10.9 million, or 13%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in average selling prices, predominately due to a change in product mix. The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the quantity of switches sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 81%, 83% and 84% of net revenues during fiscal 2015, 2014 and 2013, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2015	2014	2013
Hewlett-Packard	27%	24%	24%
Dell	17%	15%	12%
IBM	11%	17%	20%

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	2015	2014	2013
	(In millions)
United States	$193.9	$191.5	$209.6
Asia-Pacific and Japan	226.2	166.5	158.0
Europe, Middle East and Africa	83.0	85.6	92.7
Rest of world	17.1	17.3	24.2

	$520.2	$460.9	$484.5

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States and China are the only countries that represented 10% or more of net revenues for the years presented. Net revenues from customers in China were $90.4 million, $56.0 million and $65.0 million for fiscal 2015, 2014 and 2013, respectively.

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

	2015	2014	2013
	(Dollars in millions)
Gross profit	$306.1	$310.1	$325.4
Percentage of net revenues	58.8%	67.3%	67.1%

Gross profit for fiscal 2015 decreased $4.0 million, or 1.3%, from gross profit for fiscal 2014. The gross profit percentage for fiscal 2015 decreased to 58.8% from 67.3% for fiscal 2014. The decrease in gross profit and gross profit percentage was primarily due to a combination of an unfavorable product mix, as lower margin Ethernet products increased as a percentage of total revenue, and incremental amortization of acquisition-related purchased intangible assets of $14.5 million.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	2015	2014	2013
	(Dollars in millions)
Operating expenses:
Engineering and development	$144.3	$147.0	$156.1
Sales and marketing	64.3	68.4	78.5
General and administrative	32.5	32.1	32.9
Special charges	10.5	74.8	—

	$251.6	$322.3	$267.5

Percentage of net revenues:
Engineering and development	27.7%	31.9%	32.2%
Sales and marketing	12.4	14.8	16.2
General and administrative	6.3	7.0	6.8
Special charges	2.0	16.2	—

	48.4%	69.9%	55.2%

Engineering and Development.    Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During fiscal 2015, engineering and development expenses decreased to $144.3 million from $147.0 million in fiscal 2014. The decrease was primarily due to a $5.3 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans. These decreases were partially offset by a $1.6 million increase in equipment depreciation and maintenance costs and a $1.4 million increase in outside service and material costs related to new product development.

Engineering and development expenses decreased to $147.0 million for fiscal 2014 from $156.1 million in fiscal 2013. The decrease was primarily due to a $6.7 million decrease in outside service and material costs related to new product development, a $2.7 million decrease in stock-based compensation and a $2.1 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans. These decreases were partially offset by a $2.3 million increase in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $64.3 million for fiscal 2015 from $68.4 million in fiscal 2014. The decrease was primarily due to a $2.8 million decrease in cash compensation and related employee benefit costs, principally due to a reduction in headcount resulting from our restructuring plans, and a $1.2 million decrease in promotional expenses.

Sales and marketing expenses decreased to $68.4 million for fiscal 2014 from $78.5 million in fiscal 2013. The decrease was primarily due to a $4.8 million decrease in cash compensation and related employee benefit costs and a $1.5 million decrease in stock-based compensation, both principally due to a reduction in headcount resulting from our restructuring plans. The decrease in sales and marketing expenses also included a $2.9 million decrease in promotional expenses.

General and Administrative.    General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses were $32.5 million for fiscal 2015 and $32.1 million for fiscal 2014.

General and administrative expenses decreased to $32.1 million for fiscal 2014 from $32.9 million in fiscal 2013 primarily due to a $2.5 million decrease in stock-based compensation, partially offset by a $1.7 million increase in outside services and other corporate expenses.

Special Charges.    During fiscal 2015, we recorded special charges of $10.5 million consisting of $6.9 million of exit costs, $3.1 million of asset impairment charges related to abandoned property and equipment, and $0.5 million of other charges. During fiscal 2014, we recorded special charges of $74.8 million, consisting of $41.0 million for the portion of a license payment attributed to the use of the related technology in periods prior to the date of our license agreement with Broadcom, $26.5 million of exit costs and $7.3 million of asset impairment charges primarily related to property and equipment.

Exit costs for both years include severance and related costs associated with involuntarily terminated employees and the estimated costs associated with a facility under a non-cancelable lease that we ceased using. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. We expect to incur approximately $1 million of additional severance costs for these employees over the requisite service period. Exit costs for fiscal 2014 also included the costs associated with the cancellation of certain contracts.

The total unpaid exit costs of $11.2 million as of March 29, 2015 are expected to be paid over the terms of the related agreements through fiscal 2018, including $3.7 million during the next twelve months.

Income Taxes

Our income tax expense (benefit) from continuing operations was $4.6 million, $9.3 million and $(11.7) million for fiscal 2015, 2014 and 2013, respectively.

During fiscal 2015, we settled all open matters relating to the Internal Revenue Service (IRS) examination of the Company’s income tax returns for fiscal years 2010 through 2013 and are no longer subject to federal income tax examinations for years prior to fiscal 2014. This settlement was for an amount less than we had previously accrued for this tax position and as a result, we recorded an income tax benefit of $2.5 million during fiscal 2015. Income tax expense for fiscal 2015 was also impacted by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

Income tax expense for fiscal 2014 included $16.5 million of valuation allowances we recorded against deferred tax assets related to certain state tax credits and net operating loss carryforwards. Based upon our projections of future taxable income in the respective states, we were no longer able to assert that it is more likely than not that we would realize the full benefit of these deferred tax assets. The projections reflected changes in our forecasted taxable income, including the impact of acquisitions and restructuring activities which occurred during the fourth quarter of fiscal 2014. Income tax expense for fiscal 2014 was also impacted by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $316.4 million as of March 29, 2015 from $278.0 million as of March 30, 2014. As of March 29, 2015 and March 30, 2014, our international subsidiaries held $248.0 million and $232.8 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of March 29, 2015.

Operating, Investing and Financing Activities

Cash provided by operating activities increased to $82.5 million for fiscal 2015 from $56.8 million for fiscal 2014. Operating cash flow for fiscal 2015 consisted of our net income of $50.6 million and net non-cash expenses of $71.0 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $39.1 million. Net non-cash expenses included $47.1 million of depreciation and amortization, $20.5 million of stock-based compensation, and $3.7 million of asset impairments which were primarily related to our restructuring plans. The changes in operating assets and liabilities included a $22.3 million increase in accounts receivable, an $11.9 million increase in inventory and an $8.6 million decrease in other liabilities. The increase in accounts receivable was primarily due to an increase in net revenues and the timing of cash collections. The increase in inventory was primarily due to product purchases in support of anticipated future customer demand and advanced purchases of ASICs with long lead times. The decrease in other liabilities was primarily due to the payment of severance and related costs associated with our restructuring plans.

We expect our business will continue to require additional investments in certain components of working capital. Our current product fulfillment model and increased customer demand for our products is expected to require additional investments in inventory. We also expect inventory levels to increase temporarily in connection with a transition away from one of our contract manufacturers.

Cash provided by operating activities decreased to $56.8 million for fiscal 2014 from $97.2 million for fiscal 2013. Operating cash flow for fiscal 2014 included the payment of $62.0 million related to the non-exclusive patent license agreement with Broadcom, of which $41.0 million was attributed to the use of the related technology in periods prior to the date of the license agreement and charged to operations in fiscal 2014 and $21.0 million was attributed to the future use of the related technology over the term of the agreement and recorded as a prepaid license. Cash provided by operating activities for fiscal 2014 consisted of our net loss of $18.3 million, including the $41.0 million related to the license agreement, net non-cash expenses of $62.3 million and net cash provided as a result of changes in operating assets and liabilities of $12.8 million. Net non-cash expenses included $32.5 million of depreciation and amortization, $22.6 million of stock-based compensation, and $8.0 million of asset impairments which were primarily related to our restructuring plans. The changes in operating assets and liabilities included an $11.5 million increase in other liabilities, a $9.9 million increase in accrued taxes, net, and a $6.7 million decrease in inventory (excluding the impact of our acquisitions in fiscal 2014), partially offset by a $19.0 million increase in other assets. The increase in other liabilities was primarily due to accrued exit costs associated with our restructuring plans. The increase in accrued taxes, net, was primarily due to lower tax payments remitted during fiscal 2014. The decrease in inventory was primarily due to sales of products that included ASICs that were purchased in the prior year due to long lead times. The increase in other assets was primarily related to the $21.0 million of the amount paid under the patent license agreement with Broadcom that we attributed to future periods.

Operating cash flow for fiscal 2013 consisted of our net income of $73.1 million and net non-cash expenses of $62.9 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $38.8 million. Net non-cash expenses included $28.6 million of depreciation and amortization and $30.4 million of stock-based compensation. The changes in operating assets and liabilities included a $37.3 million decrease in accrued taxes, net, partially offset by a $10.6 million decrease in accounts receivable. The decrease in accrued taxes, net, was primarily due to tax payments associated with the settlement of a significant matter in an IRS examination. The decrease in accounts receivable was primarily due to the timing of cash collections and a decrease in net revenues.

Cash used in investing activities was $42.4 million for fiscal 2015 and consisted of $26.1 million of purchases of property and equipment and $16.3 million of net purchases of available-for-sale securities. Cash used in investing activities was $17.0 million for fiscal 2014 and consisted of $157.4 million for the acquisition of businesses and $27.5 million of purchases of property and equipment, partially offset by $167.9 million of net proceeds from sales and maturities of available-for-sale securities. Cash used in investing activities was $36.4 million for fiscal 2013 and consisted of $46.8 million of purchases of property and equipment, partially offset by $10.4 million of net proceeds from sales and maturities of available-for-sale securities.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $16.1 million for fiscal 2015 and consisted primarily of our purchase of $21.1 million of common stock under our stock repurchase program and $4.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $9.7 million of proceeds from the issuance of common stock under stock-based awards. Cash used in financing activities was $44.1 million for fiscal 2014 and consisted primarily of our purchase of $47.8 million of common stock under our stock repurchase program and $4.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $8.7 million of proceeds from the issuance of common stock under stock-based awards. Cash used in financing activities was $129.7 million for fiscal 2013 and consisted primarily of our purchase of $131.4 million of common stock under our stock repurchase program and $5.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $8.3 million of proceeds from the issuance of common stock under stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of our outstanding common stock. In October 2014, our Board of Directors approved a program authorizing the purchase of up to $100 million of our outstanding common stock over a period of up to 18 months. As of March 29, 2015, we had repurchased a total of 128.3 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.96 billion. Pursuant to the existing stock repurchase program, we are authorized to purchase shares with an aggregate cost of up to $78.0 million as of March 29, 2015.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of March 29, 2015, and their impact on our cash flows in future fiscal years, is as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Operating leases	$9.3	$5.5	$2.9	$0.9	$0.6	$0.1	$19.3
Non-cancelable purchase obligations	65.3	—	—	—	—	—	65.3

	$74.6	$5.5	$2.9	$0.9	$0.6	$0.1	$84.6

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $14.5 million as of March 29, 2015. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amount assigned to in-process research and development (IPR&D) is capitalized and accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned.

Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We perform the annual test for impairment as of the first day of our fourth fiscal quarter. During the annual goodwill impairment test in fiscal 2015, we completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price in an active market) of the reporting unit exceeded its carrying value. Based on this impairment test, we believe that we have no at-risk goodwill.

IPR&D is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. We initially assess the qualitative factors to determine whether it is more likely than not that the fair value of IPR&D is less than its carrying amount, and if so, we conduct a quantitative impairment test. The quantitative impairment test consists of a comparison of the fair value of IPR&D to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. When an IPR&D project is complete, the related intangible asset becomes subject to amortization and impairment analysis as a long-lived asset.

The initial recording and subsequent evaluation for impairment of goodwill and indefinite-lived intangible assets requires the use of significant management judgment regarding the forecasts of future operating results. It is possible that our business plans may change and our estimates used may prove to be inaccurate. If our actual results or estimates used in future impairment analyses are lower than current estimates, we could incur impairment charges.

Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such an asset or asset group is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. Estimating future net cash flows and determining proper asset groupings for the purpose of this impairment test requires the use of significant management judgment. If our actual results, or estimates used in future impairment analyses, are lower than our current estimates, we could incur impairment charges.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 29, 2015, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of March 29, 2015 consists of $201.2 million of securities that are classified as available-for-sale. As of March 29, 2015, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of March 29, 2015 and March 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 29, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

May 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited QLogic Corporation’s internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of March 29, 2015 and March 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 29, 2015, and our report dated May 26, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

May 26, 2015

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

March 29, 2015 and March 30, 2014

	2015	2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$115,241	$91,258
Marketable securities	201,174	186,783
Accounts receivable, less allowance for doubtful accounts of $1,297 and $1,186 as of March 29, 2015 and March 30, 2014, respectively	87,436	65,213
Inventories	29,978	18,036
Deferred tax assets	12,545	15,080
Other current assets	21,802	16,590

Total current assets	468,176	392,960
Property and equipment, net	78,501	86,527
Goodwill	167,232	167,232
Purchased intangible assets, net	77,659	95,163
Deferred tax assets	36,335	32,827
Other assets	20,752	23,554

	$848,655	$798,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,497	$30,657
Accrued compensation	22,476	26,956
Accrued taxes	2,711	981
Deferred revenue	3,359	3,954
Other current liabilities	8,359	16,123

Total current liabilities	77,402	78,671
Accrued taxes	14,516	17,095
Other liabilities	9,721	9,071

Total liabilities	101,639	104,837

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 215,549,000 and 213,786,000 shares issued as of March 29, 2015 and March 30, 2014, respectively	215	214
Additional paid-in capital	983,579	958,008
Retained earnings	1,722,664	1,672,071
Accumulated other comprehensive income (loss)	(99)	435
Treasury stock, at cost: 128,329,000 and 126,616,000 shares as of March 29, 2015 and March 30, 2014, respectively	(1,959,343)	(1,937,302)

Total stockholders’ equity	747,016	693,426

	$848,655	$798,263

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended March 29, 2015, March 30, 2014 and March 31, 2013

	2015	2014	2013
	(In thousands, except per share amounts)
Net revenues	$520,198	$460,907	$484,538
Cost of revenues	214,146	150,800	159,180

Gross profit	306,052	310,107	325,358

Operating expenses:
Engineering and development	144,260	147,010	156,097
Sales and marketing	64,330	68,367	78,512
General and administrative	32,512	32,097	32,899
Special charges	10,520	74,853	—

Total operating expenses	251,622	322,327	267,508

Operating income (loss)	54,430	(12,220)	57,850
Interest and other income, net	763	3,260	4,007

Income (loss) from continuing operations before income taxes	55,193	(8,960)	61,857
Income tax expense (benefit)	4,600	9,306	(11,704)

Income (loss) from continuing operations	50,593	(18,266)	73,561
Loss from discontinued operations, net of income taxes	—	—	(425)

Net income (loss)	$50,593	$(18,266)	$73,136

Income (loss) from continuing operations per share:
Basic	$0.58	$(0.21)	$0.79

Diluted	$0.57	$(0.21)	$0.78

Loss from discontinued operations per share:
Basic	$—	$—	$(0.01)

Diluted	$—	$—	$—

Net income (loss) per share:
Basic	$0.58	$(0.21)	$0.78

Diluted	$0.57	$(0.21)	$0.78

Number of shares used in per share calculations:
Basic	87,584	87,612	93,560

Diluted	88,463	87,612	93,998

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended March 29, 2015, March 30, 2014 and March 31, 2013

	2015	2014	2013
	(In thousands)
Net income (loss)	$50,593	$(18,266)	$73,136
Other comprehensive income (loss), net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	167	(1,112)	1,600
Net realized losses (gains) reclassified into earnings	132	(587)	(626)

	299	(1,699)	974
Foreign currency translation adjustments	(833)	247	(120)

Total other comprehensive income (loss)	(534)	(1,452)	854

Comprehensive income (loss)	$50,059	$(19,718)	$73,990

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 29, 2015, March 30, 2014 and March 31, 2013

					Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Common Stock		Additional
	Outstanding		Paid-In	Retained Earnings
	Shares	Amount	Capital
	(In thousands)
Balance at April 1, 2012	98,777	$211	$901,734	$1,617,201	$1,033	$(1,760,336)	$759,843
Net income	—	—	—	73,136	—	—	73,136
Issuance of common stock under stock-based awards	1,457	1	2,614	—	—	—	2,615
Decrease in excess tax benefits from stock-based awards	—	—	(2,154)	—	—	—	(2,154)
Stock-based compensation	—	—	30,363	—	—	—	30,363
Other comprehensive income	—	—	—	—	854	—	854
Purchases of treasury stock	(10,274)	—	—	—	—	(130,380)	(130,380)

Balance at March 31, 2013	89,960	212	932,557	1,690,337	1,887	(1,890,716)	734,277
Net loss	—	—	—	(18,266)	—	—	(18,266)
Issuance of common stock under stock-based awards	1,641	2	3,970	—	—	—	3,972
Decrease in excess tax benefits from stock-based awards	—	—	(1,157)	—	—	—	(1,157)
Stock-based compensation	—	—	22,638	—	—	—	22,638
Other comprehensive loss	—	—	—	—	(1,452)	—	(1,452)
Purchases of treasury stock	(4,431)	—	—	—	—	(46,586)	(46,586)

Balance at March 30, 2014	87,170	214	958,008	1,672,071	435	(1,937,302)	693,426
Net income	—	—	—	50,593	—	—	50,593
Issuance of common stock under stock-based awards	1,763	1	5,026	—	—	—	5,027
Stock-based compensation	—	—	20,545	—	—	—	20,545
Other comprehensive loss	—	—	—	—	(534)	—	(534)
Purchases of treasury stock	(1,713)	—	—	—	—	(22,041)	(22,041)

Balance at March 29, 2015	87,220	$215	$983,579	$1,722,664	$(99)	$(1,959,343)	$747,016

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 29, 2015, March 30, 2014 and March 31, 2013

	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$50,593	$(18,266)	$73,136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,119	32,523	28,630
Stock-based compensation	20,545	22,638	30,363
Deferred income taxes	(1,457)	(3,637)	(110)
Asset impairments	3,697	8,022	—
Other non-cash items	1,136	2,729	3,954
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,337)	899	10,635
Inventories	(11,942)	6,660	(436)
Other assets	3,924	(19,013)	(3,346)
Accounts payable	3,487	4,376	(3,555)
Accrued compensation	(4,480)	(1,511)	(873)
Accrued taxes, net	821	9,855	(37,314)
Other liabilities	(8,610)	11,516	(3,919)

Net cash provided by operating activities	82,496	56,791	97,165

Cash flows from investing activities:
Purchases of available-for-sale securities	(189,707)	(342,921)	(298,621)
Proceeds from sales and maturities of available-for-sale securities	173,403	510,816	308,947
Purchases of property and equipment	(26,118)	(27,550)	(46,765)
Acquisition of businesses	—	(157,352)	—

Net cash used in investing activities	(42,422)	(17,007)	(36,439)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	9,717	8,711	8,250
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,690)	(4,739)	(5,635)
Purchases of treasury stock	(21,140)	(47,785)	(131,426)
Other financing activities	22	(245)	(899)

Net cash used in financing activities	(16,091)	(44,058)	(129,710)

Net increase (decrease) in cash and cash equivalents	23,983	(4,274)	(68,984)
Cash and cash equivalents at beginning of year	91,258	95,532	164,516

Cash and cash equivalents at end of year	$115,241	$91,258	$95,532

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds received	$5,138	$2,508	$23,434

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) designs and supplies high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. The Company’s products are used in enterprise, managed service provider, consumer web, and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking. The Company’s products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, local area networks, and converged networks. The Company’s products consist primarily of connectivity products such as adapters and application-specific integrated circuits (ASICs) and are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.

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

Financial Reporting Period

The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31. Fiscal years 2015, 2014 and 2013 each comprised fifty-two weeks and ended on March 29, 2015, March 30, 2014 and March 31, 2013, respectively.

Basis of Presentation

In February 2012, the Company completed the sale of the product lines and certain assets associated with its InfiniBand business (the IB Business). The IB Business meets the criteria to be presented as discontinued operations. As a result of this divestiture, the Company’s consolidated statements of operations present the operations of the IB Business as discontinued operations.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates and judgments affecting the consolidated financial statements are those related to revenue recognition, income taxes, inventories, goodwill and long-lived assets.

The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining (i) the fair value of assets acquired and liabilities assumed in a business combination, including the fair value of identifiable intangible assets, (ii) the fair value of a patent license and the portion of the fair value attributable to past and future periods, (iii) the Company’s tax filing positions and the related assessment of recognition and measurement of uncertain tax positions, (iv) whether a valuation allowance related to a deferred tax asset should be recorded and (v) whether a potential indicator of impairment of the Company’s long-lived assets exists and in estimating future cash flows for the purpose of any necessary impairment tests. If management’s estimates differ materially from actual results, the Company’s future results of operations will be affected.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards made to employees and non-employee directors, including stock options, restricted stock units and stock purchases under its Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the measurement date, which is generally the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense for awards that are subject to only a service condition on a straight-line basis over the requisite service period for the entire award, which is the vesting period for stock options and restricted stock units, and the offering period for the ESPP. For all other stock-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The determination of fair value of stock-based awards on the date of grant using an option-pricing or other valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables may include, but are not limited to, the Company’s expected stock price volatility

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the term of the awards and actual and projected employee stock option exercise behaviors. In estimating expected stock price volatility, the Company uses a combination of (i) historical volatility, calculated based on the daily closing prices of its common stock over a period equal to the expected term of the option, and (ii) implied volatility, utilizing market data of actively traded options on its common stock.

Research and Development

Research and development costs, including costs related to the development of new products and process technology, are expensed as incurred.

Advertising Costs

The Company expenses all advertising costs as incurred and such costs were not material to the consolidated statements of operations.

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

Income from Continuing Operations per Share

The Company computes basic income (loss) from continuing operations per share based on the weighted-average number of common shares outstanding during the periods presented. Diluted income (loss) from continuing operations per share is computed based on the weighted-average number of common and any dilutive potential common shares outstanding using the treasury stock method. Restricted stock units, stock options and other stock-based awards granted by the Company have been treated as dilutive potential common shares in computing diluted income from continuing operations per share.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s products are sold worldwide, primarily to OEMs and distributors. As of March 29, 2015 and March 30, 2014, the Company had four customers that each individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs or manufacturing subcontractors of servers and workstations, accounted for an aggregate of 63% and 71% of the Company’s total accounts receivable as of March 29, 2015, and March 30, 2014, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk related to trade accounts receivable is minimal.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are stated at cost. Property and equipment acquired through business combinations are recorded at their acquisition date fair value. Depreciation is calculated using the straight-line method over estimated useful lives of 39.5 years for buildings, five to fifteen years for building and land improvements, and two to five years for other property and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amount assigned to in-process research and development (IPR&D) is capitalized and accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned.

Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Management determined that the Company has a single reporting unit for the purpose of testing goodwill for impairment. The Company performs the annual test for impairment as of the first day of its fourth fiscal quarter. During the annual goodwill impairment test, the Company completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price in an active market) of the reporting unit exceeded its carrying value.

IPR&D is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of IPR&D is less than its carrying amount, and if so, the Company conducts a quantitative impairment test. The quantitative impairment test consists of a comparison of the fair value of IPR&D to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference. When an IPR&D project is complete, the related intangible asset becomes subject to amortization and impairment analysis as a long-lived asset. The Company performed a qualitative impairment test as of the first day of its fourth fiscal quarter and determined that there was no impairment of IPR&D.

Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable. Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such an asset or asset group is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

Purchased intangible assets consist primarily of technology and customer relationships acquired in business acquisitions. Purchased intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are realized or, if that pattern cannot be reliably determined, using a straight-line method over the estimated useful lives of the related assets, generally ranging from three to eight years.

Warranty

The Company’s products typically carry a warranty for periods of up to five years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. Warranty expense and the corresponding liability were not material to the consolidated financial statements.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of income taxes, and foreign currency translation adjustments.

Foreign Currency Translation

Certain of the Company’s foreign subsidiaries utilize a functional currency other than U.S. dollars. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income. Gains and losses resulting from transactions denominated in currencies other than the functional currency are included in interest and other income, net, and were not material to the consolidated statements of operations.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board issued an accounting standard update that requires certain unrecognized tax benefits be presented as a reduction to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this standard in the first quarter of fiscal 2015 on a prospective basis and the adoption did not have a material effect on its consolidated balance sheet.

Note 2. Business Acquisitions and License Agreement

Broadcom Corporation

In March 2014, the Company acquired certain 10/40/100Gb Ethernet controller-related assets from Broadcom Corporation (Broadcom) primarily relating to the NetXtreme® II Ethernet controller family and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. This business acquisition expanded the Company’s product portfolio and is expected to accelerate its time to market for next generation products in the server Ethernet connectivity market. In connection with this acquisition, the Company entered into a development and supply agreement under which the Company will purchase services and ASICs from Broadcom related to this business.

During fiscal 2014, the Company preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. During fiscal 2015, the Company completed the final assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, including the developed technology, IPR&D and customer relationship intangible assets, resulting in an increase in identifiable intangible assets acquired of $25.3 million with a corresponding decrease in goodwill. Also during fiscal 2015, the Company completed the identification and valuation of certain

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired property and equipment and completed the transfer of property and equipment in a foreign jurisdiction that was subject to local compliance requirements, resulting in a total increase in property and equipment of $1.6 million with a corresponding decrease in goodwill. The Company’s consolidated balance sheet as of March 30, 2014 has been revised to retroactively reflect the final allocation of the purchase price. The excess of the total purchase consideration over the aggregate estimated fair value of the net assets acquired was recorded as goodwill. The goodwill associated with this acquisition is expected to be tax deductible. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The IPR&D project is related to next generation 40/100Gb Ethernet products. As of the acquisition date, the Company estimated that the project was 40% complete, had an estimated remaining cost to complete of $6 million and an estimated remaining time to complete of two years. The progress to date on this IPR&D project has been consistent with the Company’s expectations at the time of the acquisition.

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

The results of operations for this acquisition have been included in the consolidated financial statements from the date of acquisition and are immaterial to the consolidated financial results of the Company in fiscal 2014.

Patent License Agreement

In March 2014, the Company entered into a non-exclusive patent license agreement with Broadcom and paid a one-time fee of $62.0 million as specified in the agreement. The license covers all of the Company’s Fibre Channel products. The Company determined that the $62.0 million fee represented the estimated fair value of the license utilizing a market approach, as well as a relief-from-royalty income approach based on the applicable historical revenues and projected future revenues over the ten-year term of the license. Based on the relief-from-royalty income approach, the Company attributed $41.0 million of the license fee to the use of the related technology in periods prior to the date of the license agreement and recorded this amount in special charges in fiscal 2014. The portion of the fee attributed to the future use of the technology was $21.0 million and was recorded as a prepaid license in other assets. The prepaid license is being amortized using a method that reflects the pattern in which the economic benefits of the prepaid license are consumed or otherwise used over the ten-year license term.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brocade Communications Systems, Inc.

In January 2014, the Company acquired certain assets related to the Fibre Channel and converged network adapter business from Brocade Communications Systems, Inc. for cash consideration of $9.6 million and the assumption of certain liabilities. The Company completed this acquisition to expand its product portfolio and market position in the Fibre Channel and converged network adapter market. The Company estimated the fair value of the assets acquired and liabilities assumed and allocated the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. The primary components of the purchase price allocation are an intangible asset of $8.0 million, consisting of developed technology, and inventory of $1.7 million. The intangible asset is being amortized over an estimated useful life of approximately four years using a method that reflects the pattern in which the economic benefits of the intangible asset are realized.

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

Note 3. Discontinued Operations

In February 2012, the Company completed the sale of the product lines and certain assets associated with its InfiniBand business. Loss from discontinued operations consists of direct revenues and direct expenses of the IB Business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. General corporate overhead costs have not been allocated to discontinued operations. The operating results of the IB Business were not material to the Company’s consolidated statements of operations.

Note 4. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 29, 2015
U.S. government and agency securities	$54,279	$173	$(12)	$54,440
Corporate debt obligations	99,117	257	(51)	99,323
Mortgage-backed securities	26,676	182	(36)	26,822
Municipal bonds	16,647	76	(2)	16,721
Other debt securities	3,860	8	—	3,868

	$200,579	$696	$(101)	$201,174

March 30, 2014
U.S. government and agency securities	$49,237	$16	$(55)	$49,198
Corporate debt obligations	74,386	200	(72)	74,514
Mortgage-backed securities	32,778	191	(187)	32,782
Municipal bonds	24,989	133	(9)	25,113
Other debt securities	5,178	3	(5)	5,176

	$186,568	$543	$(328)	$186,783

The amortized cost and estimated fair value of debt securities as of March 29, 2015, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$36,104	$36,118
Due after one year through three years	126,172	126,485
Due after three years through five years	21,459	21,588
Due after five years	16,844	16,983

	$200,579	$201,174

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 29, 2015 and March 30, 2014.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 29, 2015
U.S. government and agency securities	$16,607	$(12)	$—	$—	$16,607	$(12)
Corporate debt obligations	28,421	(51)	—	—	28,421	(51)
Mortgage-backed securities	4,174	(8)	4,581	(28)	8,755	(36)
Municipal bonds	921	(2)	—	—	921	(2)

	$50,123	$(73)	$4,581	$(28)	$54,704	$(101)

March 30, 2014
U.S. government and agency securities	$26,879	$(55)	$—	$—	$26,879	$(55)
Corporate debt obligations	19,906	(72)	—	—	19,906	(72)
Mortgage-backed securities	11,261	(145)	2,838	(42)	14,099	(187)
Municipal bonds	3,322	(9)	—	—	3,322	(9)
Other debt securities	2,955	(5)	—	—	2,955	(5)

	$64,323	$(286)	$2,838	$(42)	$67,161	$(328)

As of March 29, 2015 and March 30, 2014, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of March 29, 2015 and March 30, 2014, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

Note 5. Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximates fair value because of the nature and short-term maturity of these financial instruments.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the assets measured at fair value on a recurring basis as of March 29, 2015 and March 30, 2014 is as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
March 29, 2015
Cash and cash equivalents	$115,241	$—	$115,241

Marketable securities:
U.S. government and agency securities	54,440	—	54,440
Corporate debt obligations	—	99,323	99,323
Mortgage-backed securities	—	26,822	26,822
Municipal bonds	—	16,721	16,721
Other debt securities	—	3,868	3,868

	54,440	146,734	201,174

	$169,681	$146,734	$316,415

March 30, 2014
Cash and cash equivalents	$91,258	$—	$91,258

Marketable securities:
U.S. government and agency securities	49,198	—	49,198
Corporate debt obligations	—	74,514	74,514
Mortgage-backed securities	—	32,782	32,782
Municipal bonds	—	25,113	25,113
Other debt securities	—	5,176	5,176

	49,198	137,585	186,783

	$140,456	$137,585	$278,041

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

Note 6. Inventories

Components of inventories are as follows:

	2015	2014
	(In thousands)
Raw materials	$4,311	$2,041
Finished goods	25,667	15,995

	$29,978	$18,036

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Property and Equipment

Components of property and equipment are as follows:

	2015	2014
	(In thousands)
Land	$11,663	$14,656
Buildings and improvements	38,996	47,629
Production and test equipment	229,268	221,031
Furniture and fixtures	8,630	8,338

	288,557	291,654
Less accumulated depreciation and amortization	210,056	205,127

	$78,501	$86,527

During fiscal 2015, the Company consolidated its facilities and decided to sell one of its buildings. The related land and building have been classified as held for sale and the Company ceased depreciation on the building upon this determination. As of March 29, 2015, the carrying value of the land and building totaling $7.5 million has been excluded from property and equipment and has been included in other current assets in the consolidated balance sheet.

The Company excluded purchases of property and equipment totaling $9.6 million, $2.8 million and $5.3 million from its consolidated statements of cash flows for fiscal 2015, 2014 and 2013, respectively, which amounts were unpaid as of the end of the respective fiscal year.

Note 8. Goodwill and Purchased Intangible Assets

A summary of goodwill activity is as follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$167,232	$110,976
Goodwill resulting from acquisition	—	56,256

Balance at end of year	$167,232	$167,232

Purchased intangible assets consist of the following:

	March 29, 2015			March 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Definite-lived intangible assets:
Developed technology	$72,121	$21,536	$50,585	$72,121	$4,957	$67,164
Customer relationships	5,400	703	4,697	5,400	—	5,400
Other	3,329	2,152	1,177	3,829	2,430	1,399

	80,850	24,391	56,459	81,350	7,387	73,963
Indefinite-lived intangible assets:
In-process research and development	21,200	—	21,200	21,200	—	21,200

	$102,050	$24,391	$77,659	$102,550	$7,387	$95,163

A summary of the amortization expense, by classification, included in the consolidated statements of operations is as follows:

	2015	2014	2013
	(In thousands)
Cost of revenues	$16,801	$2,387	$1,223
Sales and marketing	703	—	—

	$17,504	$2,387	$1,223

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of definite-lived intangible assets as of March 29, 2015:

Fiscal	(In thousands)
2016	$14,794
2017	14,155
2018	13,511
2019	12,002
2020	675
Thereafter	1,322

$56,459

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

There were no borrowings outstanding under the Credit Agreement as March 29, 2015.

Note 10. Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share. As of March 29, 2015 and March 30, 2014, the Company had 215.5 million and 213.8 million shares of common stock issued, respectively. As of March 29, 2015, 22.8 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards and 1.7 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock

Since fiscal 2003, the Company’s Board of Directors has authorized various programs for the purchase of the Company’s outstanding common stock, including a program approved in October 2014 that authorized the purchase of up to $100 million of the Company’s outstanding common stock over a period of up to 18 months. Pursuant to the October 2014 stock repurchase program, the Company is authorized to purchase shares with an aggregate cost of up to $78.0 million as of March 29, 2015.

As of March 29, 2015, the Company had purchased a total of 128.3 million shares of common stock under these repurchase programs for an aggregate purchase price of $1.96 billion. Repurchased shares have been recorded as treasury shares and will be held unless and until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

The Company excluded purchases of common stock totaling $0.9 million and $1.2 million from its consolidated statements of cash flows for fiscal 2015 and 2013, respectively, which amounts were unpaid as of the end of the respective fiscal year.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at 85% of the lower of the market value of the common stock on either the first day of that offering period or on the applicable purchase date, whichever is less. Each offering period is generally 12 months and includes up to four purchase periods of three months each. If the fair market value of the Company’s common stock on the first day of any purchase period is less than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in a new 12-month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock, in an amount between 1% and 10% of compensation, subject to limits specified in the Internal Revenue Code. The total number of shares issued under the ESPP was 845,000, 836,000 and 740,000 during fiscal 2015, 2014 and 2013, respectively.

Stock Incentive Compensation Plans

The Company may grant stock-based awards to employees and directors under the QLogic 2005 Performance Incentive Plan (the 2005 Plan) and to employees under the 2014 New-Hire Performance Incentive Plan (the 2014 Plan). As of March 29, 2015, shares available for future grant were 7.4 million and 2.3 million under the 2005 Plan and the 2014 Plan, respectively. Prior to the adoption of the 2005 Plan in August 2005, the Company granted options to purchase shares of the Company’s common stock to employees and directors under a predecessor stock plan. No further awards can be granted under this predecessor plan.

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

Under the terms of the 2005 Plan, as amended, non-employee directors receive grants of stock-based awards upon initial election or appointment to the Board of Directors and upon annual reelection to the Board. The target fair value of such grants is determined by reference to the equity compensation for non-employee directors of the Company’s peer group of companies. The target value is then allocated 50% to a restricted stock unit award and 50% to a non-qualified stock option grant in the case of the initial grant and allocated 100% to a restricted stock unit award in the case of the annual grant. All stock-based awards granted to non-employee directors have ten-year terms and vest from one to three years from the date of grant.

The 2014 Plan was adopted in November 2014 and provides for the issuance of non-qualified stock options, restricted stock units and other stock-based incentive awards for newly-hired officers or employees, where the awards granted are an inducement material to the employee’s entering into employment with the Company or one of its subsidiaries. The 2014 Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards. The types of awards and terms and conditions of the awards granted under the plan are generally consistent with the awards that may be granted under the 2005 Plan.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at April 1, 2012	19,011	$17.91
Granted	1,387	13.67
Exercised	(79)	14.31		$204
Forfeited (cancelled pre-vesting)	(177)	15.82
Expired (cancelled post-vesting)	(3,313)	20.23

Outstanding at March 31, 2013	16,829	17.14
Granted	75	10.90
Exercised	(88)	12.00		36
Forfeited (cancelled pre-vesting)	(732)	15.02
Expired (cancelled post-vesting)	(4,881)	20.45

Outstanding at March 30, 2014	11,203	15.84
Granted	32	9.99
Exercised	(229)	13.43		264
Forfeited (cancelled pre-vesting)	(273)	14.88
Expired (cancelled post-vesting)	(2,238)	15.42

Outstanding at March 29, 2015	8,495	$16.03	3.6	$1,556

Vested and expected to vest at March 29, 2015	8,482	$16.03	3.6	$1,545

Exercisable at March 29, 2015	8,225	$16.11	3.5	$1,213

The intrinsic value of options exercised in the table above is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised. During fiscal 2015, 2014 and 2013, the grant date fair value of options vested totaled $2.6 million, $7.7 million and $12.1 million, respectively.

A summary of activity of restricted stock units subject to only a service condition is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding and unvested at April 1, 2012	2,686	$15.77
Granted	1,753	13.52
Vested	(1,002)	15.43	$14,057
Forfeited	(186)	14.94

Outstanding and unvested at March 31, 2013	3,251	14.71
Granted	2,207	11.11
Vested	(1,150)	14.90	11,136
Forfeited	(697)	13.80

Outstanding and unvested at March 30, 2014	3,611	12.62
Granted	2,061	10.61
Vested	(1,102)	13.42	11,839
Forfeited	(911)	11.94

Outstanding and unvested at March 29, 2015	3,659	$11.42

The table above includes 408,000 and 477,000 restricted stock units granted during fiscal 2015 and 2014, respectively, to employees that joined the Company in connection with acquisitions.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity of restricted stock units subject to a service condition and either a performance or market condition is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding and unvested at April 1, 2012	155	$13.85
Granted	179	14.10
Vested	(36)	13.85	$508
Forfeited	(9)	13.85

Outstanding and unvested at March 31, 2013	289	14.01
Granted	374	11.67
Vested	(60)	13.97	558
Forfeited	(180)	13.86

Outstanding and unvested at March 30, 2014	423	12.02
Granted	721	12.04
Vested	(24)	13.98	242
Forfeited	(141)	10.03

Outstanding and unvested at March 29, 2015	979	$12.27

During fiscal 2015, 2014 and 2013, the Company issued 688,000, 717,000 and 638,000 shares of common stock, respectively, in connection with the vesting of restricted stock units. The difference between the number of restricted stock units vested and the shares of common stock issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Stock-Based Compensation Expense

A summary of stock-based compensation expense, by functional line item in the consolidated statements of operations, is as follows:

	2015	2014	2013
	(In thousands)
Cost of revenues	$1,049	$1,349	$2,372
Engineering and development	10,024	10,918	13,584
Sales and marketing	4,631	5,337	6,853
General and administrative	4,841	5,034	7,554

	$20,545	$22,638	$30,363

The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model. The weighted-average fair values and underlying assumptions are as follows:

	2015		2014		2013
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Fair value	$3.74	$2.20	$4.12	$2.41	$4.97	$2.66
Expected volatility	33%	30%	36%	32%	38%	36%
Risk-free interest rate	2.1%	0.1%	1.6%	0.1%	0.9%	0.1%
Expected life (years)	6.6	0.5	6.2	0.3	5.5	0.25
Dividend yield	—	—	—	—	—	—

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized tax benefits related to stock-based compensation expense for fiscal 2015, 2014 and 2013 of $7.2 million, $6.2 million and $7.9 million, respectively. Stock-based compensation costs capitalized as part of the cost of assets were not material to the consolidated financial statements.

As of March 29, 2015, there was $43.3 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 2.6 years.

The Company currently issues new shares to deliver common stock under its stock-based award plans.

Note 12. Employee Retirement Savings Plan

The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code for substantially all U.S. employees. Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code. The Company matches contributions up to 2% of a participant’s compensation. Additionally, the Company periodically authorizes discretionary contributions to the plan. The Company’s matching and discretionary contributions on behalf of its employees totaled $1.6 million, $1.8 million and $1.2 million in fiscal 2015, 2014 and 2013, respectively.

The Company maintains retirement plans in certain non-U.S. locations. The total expense and total obligation of the Company for these plans were not material to the consolidated financial statements.

The Company has a nonqualified deferred compensation plan available to certain members of the Company’s management. The total expense and total obligation of the Company for this plan was not material to the consolidated financial statements.

Note 13. Special Charges

A summary of the special charges recorded during fiscal 2015 and 2014 is as follows:

	2015	2014
	(In thousands)
Exit costs	$6,946	$26,491
Asset impairments	3,074	7,322
Other charges	500	—
Patent license (Note 2)	—	41,040

	$10,520	$74,853

March 2015 Initiative

In March 2015, the Company implemented a restructuring plan consisting of a workforce reduction primarily designed to further streamline its business operations. In connection with this action, the Company recorded special charges of $1.2 million consisting of exit costs associated with severance benefits for involuntarily terminated employees. Unpaid exit costs related to this initiative totaled $1.1 million and are expected to be paid during the first quarter of fiscal 2016.

March 2014 Initiative

In March 2014, the Company commenced a restructuring plan (March 2014 Initiative) primarily designed to consolidate its Ethernet product roadmap following the acquisition of the Ethernet controller-related assets. This restructuring plan primarily included a workforce reduction and the consolidation and elimination of certain engineering activities. The Company completed these restructuring activities and all amounts were paid as of March 29, 2015.

In connection with the March 2014 Initiative, the Company recorded special charges of $3.6 million and $14.0 million during fiscal 2015 and fiscal 2014, respectively. Special charges during fiscal 2015 included $2.6 million of exit costs and $1.0 million of asset impairment charges primarily related to abandoned property and equipment. Special charges during fiscal 2014 included $9.1 million of exit costs and $4.9 million of asset impairment charges primarily related to abandoned property and equipment. The exit costs included severance and related costs associated with involuntarily terminated employees. Exit costs for fiscal 2014 also included the costs associated with the cancellation of certain contracts.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances for exit costs related to the March 2014 Initiative are as follows:

	Workforce Reduction	Contract Cancellation and Other	Total
	(In thousands)
Charged to costs and expenses	$4,789	$4,325	$9,114
Payments	(1,612)	(14)	(1,626)

Balance as of March 30, 2014	3,177	4,311	7,488
Charged to costs and expenses	2,693	(73)	2,620
Payments	(5,870)	(4,238)	(10,108)

Balance as of March 29, 2015	$—	$—	$—

June 2013 Initiative

In June 2013, the Company commenced a restructuring plan (June 2013 Initiative) designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future ASICs for switch products.

In connection with the June 2013 Initiative, the Company recorded special charges of $5.2 million and $19.8 million during fiscal 2015 and fiscal 2014, respectively. Special charges during fiscal 2015 consisted of $3.1 million in exit costs and $2.1 million of asset impairment charges primarily related to abandoned property. During the fourth quarter of fiscal 2015, the Company vacated the remaining space in a facility that it had ceased using and recorded exit costs of $2.4 million. In addition, the Company recorded a non-cash adjustment of $1.7 million primarily related to the reversal of a deferred rent liability associated with this facility. Special charges for fiscal 2014 consisted of $17.4 million of exit costs and $2.4 million of asset impairment charges primarily related to abandoned property and equipment. The exit costs included severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur approximately $1 million of additional severance costs in connection with these employees over the requisite service period. Exit costs also included the estimated costs associated with a facility under a non-cancelable lease that the Company ceased using.

Activity and liability balances for exit costs related to the June 2013 Initiative, including a liability associated with exit costs related to a portion of the facility the Company ceased using prior to fiscal 2013, are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 31, 2013	$—	$1,771	$1,771
Charged to costs and expenses	13,831	3,546	17,377
Payments	(10,303)	(696)	(10,999)

Balance as of March 30, 2014	3,528	4,621	8,149
Charged to costs and expenses	749	2,353	3,102
Payments	(1,801)	(1,064)	(2,865)
Non-cash adjustments	—	1,666	1,666

Balance as of March 29, 2015	$2,476	$7,576	$10,052

The unpaid exit costs related to the June 2013 Initiative are expected to be paid over the terms of the related agreements through fiscal 2018.

A summary of the total unpaid exit costs for all restructuring plans, by classification, included in the consolidated balance sheets is as follows:

	2015	2014
	(In thousands)
Other current liabilities	$3,664	$10,042
Other liabilities	7,553	5,595

	$11,217	$15,637

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Interest and Other Income, net

Components of interest and other income, net, are as follows:

	2015	2014	2013
	(In thousands)
Interest income	$2,166	$3,378	$3,825
Gain on sales of marketable securities	386	2,184	1,151
Loss on sales of marketable securities	(430)	(938)	(716)
Other	(1,359)	(1,364)	(253)

	$763	$3,260	$4,007

Note 15. Income Taxes

Income (loss) from continuing operations before income taxes consists of the following components:

	2015	2014	2013
	(In thousands)
United States	$12,294	$(19,056)	$13,084
International	42,899	10,096	48,773

	$55,193	$(8,960)	$61,857

The components of income tax expense (benefit) from continuing operations are as follows:

	2015	2014	2013
	(In thousands)
Current:
Federal	$1,859	$9,206	$(13,374)
State	913	1,532	260
Foreign	3,285	2,205	1,520

Total current	6,057	12,943	(11,594)

Deferred:
Federal	(1,700)	(18,883)	3,445
State	603	15,006	(3,684)
Foreign	(360)	240	129

Total deferred	(1,457)	(3,637)	(110)

	$4,600	$9,306	$(11,704)

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

The effect of deferred taxes associated with the change in unrealized gains and losses on the Company’s available-for-sale securities was immaterial and was recorded in accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax expense (benefit) with the amount computed by applying the federal statutory tax rate to income (loss) from continuing operations before income taxes is as follows:

	2015	2014	2013
	(In thousands)
Expected income tax expense (benefit) at the statutory rate	$19,318	$(3,136)	$21,650
State income taxes, net of federal tax benefit	1,773	(330)	1,581
Tax rate differential on foreign earnings and other international related tax items	(11,195)	(324)	(14,025)
Benefit from research and other credits	(7,360)	(6,764)	(9,210)
Stock-based compensation	2,649	4,759	2,414
Resolution of prior period tax matters	(3,577)	(1,480)	(14,701)
Valuation allowance	2,634	16,433	(301)
Other, net	358	148	888

	$4,600	$9,306	$(11,704)

The components of the deferred tax assets and liabilities are as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Research credits	$31,487	$24,296
Reserves and accruals not currently deductible	18,971	20,454
Stock-based compensation	14,415	15,583
Net operating loss carryforwards	9,764	11,048
Patent license	7,098	7,430
Property and equipment	2,587	—
Investment securities	913	1,046
Other	313	419

Total gross deferred tax assets	85,548	80,276
Valuation allowance	(20,307)	(17,672)

Total deferred tax assets, net of valuation allowance	65,241	62,604

Deferred tax liabilities:
State income taxes	10,547	10,026
Research and development expenditures	5,814	2,220
Property and equipment	—	1,911
Other	—	540

Total deferred tax liabilities	16,361	14,697

Net deferred tax assets	$48,880	$47,907

The Company’s deferred tax assets related to research credits consist primarily of state research credit carryforwards. These state tax credits have no expiration date and may be carried forward indefinitely. However, these credits may be utilized only to the extent that the Company realizes taxable income in the related state. Based upon the Company’s current projections of future taxable income in the respective states, the Company is unable to assert that it is more likely than not that it will realize the full benefit of these deferred tax assets. Accordingly, the Company has recorded valuation allowances against these deferred tax assets. The balance of this valuation allowance was $17.5 million and $14.8 million as of March 29, 2015 and March 30, 2014, respectively.

The Company’s deferred tax assets related to net operating loss carryforwards include both federal and state net operating loss carryforwards. The state net operating loss carryforwards are specific to the states in which the net operating losses were generated and certain of these carryforwards relate to previous acquisitions, which are subject to limitations on the timing of utilization. Based upon the Company’s current projections of future taxable income in the respective states, the Company is unable to assert that it is more likely than not that it will realize the full benefit of these deferred tax assets. Accordingly, the Company recorded a valuation allowance against these deferred tax assets during fiscal 2014. The balance of this valuation allowance was $1.7 million as of March 29, 2015 and March 30, 2014.

The Company’s deferred tax assets related to investment securities and capital loss carryovers consist primarily of temporary differences related to other-than-temporary impairments on the Company’s investment securities and realized losses on dispositions of investment securities that are subject to limitations on deductibility. As a result of limitations on the deductibility of capital losses and

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other factors, management is unable to assert that it is more likely than not that the Company will realize the full benefit of these deferred tax assets. Accordingly, the Company had previously recorded a valuation allowance against these deferred tax assets. The balance of this valuation allowance was $1.1 million and $1.2 million as of March 29, 2015 and March 30, 2014, respectively.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the full benefit of the existing deferred tax assets as of March 29, 2015, except for the deferred tax assets discussed above. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

As of March 29, 2015, the Company has federal net operating loss carryforwards of $13.0 million, which will expire between fiscal 2027 and 2029, if not utilized, and state net operating loss carryforwards of $63.2 million, which will expire between fiscal 2017 and 2032, if not utilized. The net operating loss carryforwards relating to acquired companies are subject to limitations on the timing of utilization. The Company also has state capital loss carryovers of $54.5 million, which will expire between fiscal 2017 and 2030, if not utilized.

As of March 29, 2015, the Company has federal research tax credit carryforwards of $4.5 million, which will expire between fiscal 2034 and 2035, if not utilized. The Company also has state research tax credit carryforwards of $28.2 million and state alternative minimum tax credits of $0.5 million, both of which have no expiration date.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of March 29, 2015, the cumulative amount of undistributed earnings of the Company’s foreign subsidiaries was $392.9 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

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

During fiscal 2014, the Company settled all open matters relating to the IRS examination of the Company’s income tax returns for fiscal years 2008 and 2009 without material adjustment.

During fiscal 2015, the Company settled all open matters relating to the IRS examination of the Company’s income tax returns for fiscal years 2010 through 2013. This settlement was for an amount less than the Company had previously accrued for this tax position. As a result, the Company recorded an income tax benefit of $2.5 million. In connection with this settlement, the Company will pay federal and state income tax payments totaling $1.9 million in fiscal 2016.

The Company is no longer subject to federal income tax examinations for years prior to fiscal 2014. With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years prior to fiscal 2008. Management does not believe that the results of these examinations will have a material impact on the Company’s financial condition or results of operations.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$13,577	$9,584
Additions based on tax positions related to the current year	1,059	1,140
Additions for tax positions of prior years	2,966	4,494
Reductions for tax positions of prior years	(276)	(1,641)
Decreases relating to settlements with taxing authorities	(3,629)	—
Reductions due to lapses of statutes of limitations	(793)	—

Balance at end of year	$12,904	$13,577

If the unrecognized tax benefits as of March 29, 2015 were recognized, $10.0 million, net of $2.9 million of tax benefits from state income taxes, would favorably affect the Company’s effective income tax rate.

In addition to the unrecognized tax benefits noted above, the Company had accrued $3.5 million of interest expense and penalties as of March 29, 2015 and March 30, 2014. The Company recognized interest expense, net of the related tax effect, and penalties aggregating $0.1 million, $2.1 million and $1.0 million during fiscal 2015, 2014 and 2013, respectively.

It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $2.4 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2016.

Note 16. Income per Share

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	2015	2014	2013
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$50,593	$(18,266)	$73,561

Shares:
Weighted-average shares outstanding — basic	87,584	87,612	93,560
Dilutive potential common shares, using treasury stock method	879	—	438

Weighted-average shares outstanding — diluted	88,463	87,612	93,998

Income (loss) from continuing operations per share:
Basic	$0.58	$(0.21)	$0.79

Diluted	$0.57	$(0.21)	$0.78

Stock-based awards, including stock options and restricted stock units, representing 9.7 million, 15.2 million and 18.4 million shares of common stock have been excluded from the diluted per share calculations for fiscal 2015, 2014 and 2013, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of March 29, 2015 is as follows:

Fiscal Year	(In thousands)
2016	$9,276
2017	5,476
2018	2,957
2019	883
2020	607
Thereafter	51

Total future minimum lease payments	$19,250

Rent expense for fiscal 2015, 2014 and 2013 was $12.0 million, $10.4 million and $10.6 million, respectively.

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

Revenue Components

A summary of net revenues by product category is as follows:

	2015	2014	2013
	(In thousands)
Advanced Connectivity Platforms	$465,000	$386,738	$399,416
Legacy Connectivity Products	55,198	74,169	85,122

	$520,198	$460,907	$484,538

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Revenues

Revenues by geographic area are presented based upon the ship-to location of the customer. Net revenues by geographic area are as follows:

	2015	2014	2013
	(In thousands)
United States	$193,853	$191,481	$209,590
Asia-Pacific and Japan	226,213	166,568	158,075
Europe, Middle East and Africa	83,045	85,572	92,695
Rest of world	17,087	17,286	24,178

	$520,198	$460,907	$484,538

The United States and China are the only countries that represented 10% or more of net revenues for the years presented. Net revenues from customers in China were $90.4 million, $56.0 million and $65.0 million for fiscal 2015, 2014 and 2013, respectively.

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues is as follows:

	2015	2014	2013
Hewlett-Packard	27%	24%	24%
Dell	17%	15%	12%
IBM	11%	17%	20%

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19. Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2015 and 2014:

	Three Months Ended
	June (1)	September	December (2)	March (3) (4)
	(In thousands, except per share amounts)
Fiscal 2015:
Net revenues	$119,449	$127,503	$140,203	$133,043
Gross profit	70,695	75,410	82,401	77,546
Operating income	5,396	13,521	23,700	11,813
Net income	6,000	11,010	22,435	11,148
Net income per share:
Basic	$0.07	$0.13	$0.26	$0.13
Diluted	$0.07	$0.12	$0.25	$0.13
Fiscal 2014:
Net revenues	$113,116	$112,622	$119,449	$115,720
Gross profit	76,497	76,309	81,003	76,298
Operating income (loss)	(3,075)	13,186	20,302	(42,633)
Net income (loss)	(3,050)	10,977	20,586	(46,779)
Net income (loss) per share:
Basic	$(0.03)	$0.13	$0.24	$(0.54)
Diluted	$(0.03)	$0.13	$0.24	$(0.54)

(1)	During the three months ended June 30, 2013, the Company recorded special charges of $12.0 million, consisting of $9.6 million of exit costs and $2.4 million of asset impairment charges primarily related to property and equipment.

(2)	During the three months ended December 28, 2014, the Company recorded a $3.7 million income tax benefit related to the retroactive reinstatement of the federal research tax credit.

(3)	During the three months ended March 29, 2015, the Company recorded special charges of $5.6 million, consisting of $3.5 million of exit costs and $2.1 million of asset impairment charges related to property and equipment.

(4)	During the three months ended March 30, 2014, the Company recorded special charges of $56.5 million, consisting of $41.0 million for the portion of a license payment attributed by the Company to the use of the related technology in periods prior to the date of the related license agreement, $10.6 million of exit costs and $4.9 million of asset impairment charges primarily related to property and equipment. The Company also recorded incremental tax charges of $14.7 million consisting of valuation allowances related to deferred tax assets for certain state tax credits and net operating loss carryforwards.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 29, 2015.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of March 29, 2015.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 36 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2015, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the Code of Ethics) that applies to the Company’s officers, employees and directors. The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2015, for information required under this Item 11. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2015, for information required under this Item 12. Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2015, for information required under this Item 13. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2015, for information required under this Item 14. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended March 29, 2015, March 30, 2014 and March 31, 2013 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended March 29, 2015, March 30, 2014 and March 31, 2013 is filed as part of this report and is incorporated herein by reference:

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

Date: May 26, 2015

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

Signature	Title	Date

Principal Executive Officer:

/s/ PRASAD L. RAMPALLI Prasad L. Rampalli	President, Chief Executive Officer and Director	May 26, 2015

Principal Financial and Accounting Officer:

/s/ JEAN HU Jean Hu	Senior Vice President and Chief Financial Officer	May 26, 2015

/s/ GEORGE D. WELLS George D. Wells	Chairman of the Board	May 26, 2015

/s/ JOHN T. DICKSON John T. Dickson	Director	May 26, 2015

Balakrishnan S. Iyer	Director

/s/ CHRISTINE KING Christine King	Director	May 26, 2015

/s/ D. SCOTT MERCER D. Scott Mercer	Director	May 26, 2015

/s/ JAY A. ROSSITER Jay A. Rossiter	Director	May 26, 2015

/s/ WILLIAM M. ZEITLER William M. Zeitler	Director	May 26, 2015

SCHEDULE II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses or Revenues	Deductions: Amounts Written Off, Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended March 29, 2015:
Allowance for doubtful accounts	$1,186	$114	$3	$1,297
Sales returns and allowances	$3,873	$23,597	$21,216	$6,254

Year ended March 30, 2014:
Allowance for doubtful accounts	$1,196	$23	$33	$1,186
Sales returns and allowances	$4,747	$17,225	$18,099	$3,873

Year ended March 31, 2013:
Allowance for doubtful accounts	$1,446	$(182)	$68	$1,196
Sales returns and allowances	$4,861	$31,653	$31,767	$4,747

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, by and between QLogic Corporation and Intel Corporation, dated as of January 20, 2012 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 25, 2012).

2.2	Asset Purchase Agreement, by and between QLogic Corporation and Broadcom Corporation, dated as of February 18, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2014).

3.1	Certificate of Incorporation of QLogic Corporation, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2012).

3.2	Amended and Restated By-Laws of QLogic Corporation, as adopted on February 9, 2012 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2012).

10.1	QLogic Corporation Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.2	QLogic Corporation Stock Awards Plan, as amended (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2004 (File No. 333-112572)).*

10.3	Form of Indemnification Agreement between QLogic Corporation and Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 7, 2006).*

10.4	QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 22, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).*

10.5	QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective July 10, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 29, 2014).*

10.6	Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.7	Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.8	Form of Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).*

10.9	Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective May 22, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).*

Exhibit No.	Description

10.10	Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.11	Terms and Conditions of FY2012 Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011).*

10.12	Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).*

10.13	Credit Agreement, dated as of March 20, 2013, by and among QLogic Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on May 23, 2013).

10.14	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.15	Offer Letter, dated December 3, 2013, by and between QLogic Corporation and Prasad Rampalli (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.16	QLogic Corporation Deferred Compensation Plan, effective August 1, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).*

10.17	QLogic Corporation 2014 New-Hire Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2014).*

10.18	Form of Terms and Conditions of Stock Unit Award under the QLogic Corporation 2014 New-Hire Performance Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2014).*

10.19	Form of Terms and Conditions of Performance Share Awards under the QLogic Corporation 2014 New-Hire Performance Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2014).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.