Form 10-Q
period 2015-06-28
QLOGIC CORP
filed 2015-08-06
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

As of August 3, 2015, 87,643,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2015	March 29, 2015
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$92,199	$115,241
Marketable securities	216,676	201,174
Accounts receivable, less allowance for doubtful accounts of $1,198 and $1,297 as of June 28, 2015 and March 29, 2015, respectively	84,951	87,436
Inventories	38,649	29,978
Deferred tax assets	12,146	12,545
Other current assets	23,020	21,802

Total current assets	467,641	468,176
Property and equipment, net	79,013	78,501
Goodwill	167,232	167,232
Purchased intangible assets, net	73,974	77,659
Deferred tax assets	33,412	36,335
Other assets	20,757	20,752

	$842,029	$848,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,263	$40,497
Accrued compensation	17,563	22,476
Accrued taxes	1,753	2,711
Other current liabilities	11,629	11,718

Total current liabilities	70,208	77,402
Accrued taxes	14,753	14,516
Other liabilities	7,792	9,721

Total liabilities	92,753	101,639

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 217,354,000 and 215,549,000 shares issued as of June 28, 2015 and March 29, 2015, respectively	217	215
Additional paid-in capital	1,000,999	983,579
Retained earnings	1,725,220	1,722,664
Accumulated other comprehensive loss	(412)	(99)
Treasury stock, at cost: 129,486,000 and 128,329,000 shares as of June 28, 2015 and March 29, 2015, respectively	(1,976,748)	(1,959,343)

Total stockholders’ equity	749,276	747,016

	$842,029	$848,655

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited; In thousands, except per share amounts)
Net revenues	$113,405	$119,449
Cost of revenues	47,067	48,754

Gross profit	66,338	70,695

Operating expenses:
Engineering and development	35,606	37,821
Sales and marketing	15,486	16,034
General and administrative	7,076	8,900
Special charges	1,079	2,544

Total operating expenses	59,247	65,299

Operating income	7,091	5,396
Interest and other income, net	359	142

Income before income taxes	7,450	5,538
Income tax expense (benefit)	4,894	(462)

Net income	$2,556	$6,000

Net income per share:
Basic	$0.03	$0.07

Diluted	$0.03	$0.07

Number of shares used in per share calculations:
Basic	87,334	87,395

Diluted	88,914	88,253

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited; In thousands)
Net income	$2,556	$6,000
Other comprehensive income (loss), net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	(455)	199
Net realized losses reclassified into earnings	26	63

	(429)	262
Foreign currency translation adjustments	116	58

Total other comprehensive income (loss)	(313)	320

Comprehensive income	$2,243	$6,320

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$2,556	$6,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,616	12,180
Stock-based compensation	5,987	5,540
Deferred income taxes	3,400	4,076
Asset impairments	—	1,011
Other non-cash items	539	581
Changes in operating assets and liabilities:
Accounts receivable	2,517	(18,880)
Inventories	(8,671)	(7,679)
Other assets	(134)	77
Accounts payable	2,218	416
Accrued compensation	(4,913)	(7,235)
Accrued taxes, net	(3,081)	(5,418)
Other liabilities	(1,567)	(7,291)

Net cash provided by (used in) operating activities	9,467	(16,622)

Cash flows from investing activities:
Purchases of available-for-sale securities	(50,639)	(51,759)
Proceeds from sales and maturities of available-for-sale securities	34,209	48,932
Purchases of property and equipment	(10,782)	(8,989)

Net cash used in investing activities	(27,212)	(11,816)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	16,497	1,440
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,062)	(3,298)
Purchases of treasury stock	(17,856)	—
Other financing activities	1,124	(80)

Net cash used in financing activities	(5,297)	(1,938)

Net decrease in cash and cash equivalents	(23,042)	(30,376)
Cash and cash equivalents at beginning of period	115,241	91,258

Cash and cash equivalents at end of period	$92,199	$60,882

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015. The results of operations for the three months ended June 28, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, income taxes, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 28, 2015
U.S. government and agency securities	$60,174	$79	$(68)	$60,185
Corporate debt obligations	111,558	96	(164)	111,490
Mortgage-backed securities	25,029	147	(42)	25,134
Municipal bonds	15,746	44	(5)	15,785
Other debt securities	4,082	2	(2)	4,082

	$216,589	$368	$(281)	$216,676

March 29, 2015
U.S. government and agency securities	$54,279	$173	$(12)	$54,440
Corporate debt obligations	99,117	257	(51)	99,323
Mortgage-backed securities	26,676	182	(36)	26,822
Municipal bonds	16,647	76	(2)	16,721
Other debt securities	3,860	8	—	3,868

	$200,579	$696	$(101)	$201,174

The amortized cost and estimated fair value of debt securities as of June 28, 2015, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$50,355	$50,367
Due after one year through three years	134,349	134,332
Due after three years through five years	17,512	17,506
Due after five years	14,373	14,471

	$216,589	$216,676

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 28, 2015 and March 29, 2015.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 28, 2015
U.S. government and agency securities	$24,887	$(68)	$—	$—	$24,887	$(68)
Corporate debt obligations	66,275	(164)	—	—	66,275	(164)
Mortgage-backed securities	6,817	(20)	3,127	(22)	9,944	(42)
Municipal bonds	2,142	(5)	—	—	2,142	(5)
Other debt securities	2,622	(2)	—	—	2,622	(2)

	$102,743	$(259)	$3,127	$(22)	$105,870	$(281)

March 29, 2015
U.S. government and agency securities	$16,607	$(12)	$—	$—	$16,607	$(12)
Corporate debt obligations	28,421	(51)	—	—	28,421	(51)
Mortgage-backed securities	4,174	(8)	4,581	(28)	8,755	(36)
Municipal bonds	921	(2)	—	—	921	(2)

	$50,123	$(73)	$4,581	$(28)	$54,704	$(101)

As of June 28, 2015 and March 29, 2015, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of June 28, 2015 and March 29, 2015, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximates fair value because of the nature and short-term maturity of these financial instruments.

A summary of the assets measured at fair value on a recurring basis as of June 28, 2015 and March 29, 2015 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
June 28, 2015
Cash and cash equivalents	$92,199	$—	$92,199

Marketable securities:
U.S. government and agency securities	60,185	—	60,185
Corporate debt obligations	—	111,490	111,490
Mortgage-backed securities	—	25,134	25,134
Municipal bonds	—	15,785	15,785
Other debt securities	—	4,082	4,082

	60,185	156,491	216,676

	$152,384	$156,491	$308,875

March 29, 2015
Cash and cash equivalents	$115,241	$—	$115,241

Marketable securities:
U.S. government and agency securities	54,440	—	54,440
Corporate debt obligations	—	99,323	99,323
Mortgage-backed securities	—	26,822	26,822
Municipal bonds	—	16,721	16,721
Other debt securities	—	3,868	3,868

	54,440	146,734	201,174

	$169,681	$146,734	$316,415

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

Note 4. Inventories

Components of inventories are as follows:

	June 28, 2015	March 29, 2015
	(In thousands)
Raw materials	$6,259	$4,311
Finished goods	32,390	25,667

	$38,649	$29,978

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Special Charges

A summary of the special charges recorded during the three months ended June 28, 2015 and June 29, 2014, respectively, is as follows:

	Three Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Exit costs	$1,079	$1,033
Asset impairments	—	1,011
Other charges	—	500

	$1,079	$2,544

May 2015 Initiative

In May 2015, the Company commenced a restructuring plan (May 2015 Initiative) designed to streamline business operations and recorded special charges totaling $0.7 million. The special charges consisted entirely of exit costs associated with severance benefits for the involuntarily terminated employees. Unpaid exit costs related to this initiative totaled $0.4 million and are expected to be paid during the second quarter of fiscal 2016. The Company expects the additional exit costs to be incurred in connection with the May 2015 Initiative to be immaterial. The Company expects to substantially complete the related restructuring actions during the second quarter of fiscal 2016.

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

June 2013 Initiative

In June 2013, the Company commenced a restructuring plan (June 2013 Initiative) designed to enhance product focus and streamline business operations. The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities. In connection with this plan, the Company ceased development of future application-specific integrated circuits for switch products.

In connection with the June 2013 Initiative, the Company recorded special charges of $0.4 million during both the three months ended June 28, 2015 and June 29, 2014. Special charges for both periods consisted entirely of exit costs associated with severance and related costs for involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur approximately $1 million of additional severance costs in connection with these employees over the requisite service period.

The aggregate amount of the special charges recorded in connection with the June 2013 Initiative is $25.4 million and consisted of $15.0 million of severance and related costs associated with involuntarily terminated employees, $5.9 million of facilities and other costs and $4.5 million of asset impairment charges primarily related to abandoned property and equipment.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances for exit costs related to the June 2013 Initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 29, 2015	$2,476	$7,576	$10,052
Charged to costs and expenses	431	—	431
Payments	—	(533)	(533)

Balance as of June 28, 2015	$2,907	$7,043	$9,950

The total unpaid exit costs related to the June 2013 Initiative are expected to be paid over the terms of the related agreements through fiscal 2018.

A summary of the total unpaid exit costs for all restructuring plans, by classification, included in the condensed consolidated balance sheets is as follows:

	June 28, 2015	March 29, 2015
	(In thousands)
Other current liabilities	$4,095	$3,664
Other liabilities	6,228	7,553

	$10,323	$11,217

Note 6. Income Taxes

The Company’s income tax expense (benefit) was $4.9 million and $(0.5) million for the three months ended June 28, 2015 and June 29, 2014, respectively. Income tax expense (benefit) for both the three months ended June 28, 2015 and June 29, 2014 was impacted by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns. The income tax benefit for the three months ended June 29, 2014 was primarily due to adjustments to previously recognized uncertain tax position liabilities as a result of additional information received during the quarter related to these tax positions and certain other discrete items. The Company’s provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

Note 7. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	June 28, 2015	June 29, 2014
	(In thousands, except per share amounts)
Net income	$2,556	$6,000

Shares:
Weighted-average shares outstanding — basic	87,334	87,395
Dilutive potential common shares, using treasury stock method	1,580	858

Weighted-average shares outstanding — diluted	88,914	88,253

Net income per share:
Basic	$0.03	$0.07

Diluted	$0.03	$0.07

Stock-based awards, including stock options and restricted stock units, representing 6.1 million and 12.1 million shares of common stock have been excluded from the diluted per share calculations for the three months ended June 28, 2015 and June 29, 2014, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

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

First Quarter Financial Highlights

A summary of our financial performance during the first quarter of fiscal 2016 is as follows:

•	Net revenues for the first quarter of fiscal 2016 were $113.4 million compared to $133.0 million in the fourth quarter of fiscal 2015. Revenues from Advanced Connectivity Platforms were $102.6 million during the first quarter of fiscal 2016 compared to $120.7 million in the fourth quarter of fiscal 2015. Revenues from Legacy Connectivity Products were $10.8 million in the first quarter of fiscal 2016 compared to $12.3 million in the fourth quarter of fiscal 2015.

•	Gross profit as a percentage of net revenues was 58.5% in the first quarter of fiscal 2016 compared to 58.3% in the fourth quarter of fiscal 2015.

•	Operating income for the first quarter of fiscal 2016 was $7.1 million compared to $11.8 million in the fourth quarter of fiscal 2015. We recorded special charges of $1.1 million during the first quarter of fiscal 2016 and $5.6 million during the fourth quarter of fiscal 2015.

•	Net income was $2.6 million, or $0.03 per diluted share, in the first quarter of fiscal 2016 compared to net income of $11.1 million, or $0.13 per diluted share in the fourth quarter of fiscal 2015.

•	Cash, cash equivalents and marketable securities was $308.9 million as of June 28, 2015 compared to $316.4 million as of March 29, 2015.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended
	June 28, 2015	June 29, 2014
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$102.6	$104.7
Legacy Connectivity Products	10.8	14.7

	$113.4	$119.4

Percentage of net revenues:
Advanced Connectivity Platforms	90%	88%
Legacy Connectivity Products	10	12

	100%	100%

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

The market for our Fibre Channel products is mature and has declined during recent periods. The lack of growth in the Fibre Channel market may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise data centers are using private or public clouds to provide a portion of their requirements. This shift has adversely impacted the enterprise server and storage markets. To the extent the Fibre Channel market declines, our quarterly operating results would be negatively impacted. In addition, certain countries around the world have experienced, and are continuing to experience, economic weakness and uncertainty. Political instability in certain regions of the world is significantly contributing to this economic uncertainty. Economic uncertainty is adversely affecting, and in the future may continue to adversely affect, IT spending rates, which may have a negative impact on our revenue and operating results. Further, some of our customers may purchase products strategically in advance of demand to take advantage of favorable pricing or to mitigate risks around product availability. As a result of these and other factors, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

We expect our revenue from Ethernet products in the second quarter of fiscal 2016 to be adversely impacted by approximately $3 million as a result of a planned transition from selling ASICs to selling adapters to a large OEM customer. We also expect our revenue from Ethernet products to be adversely impacted as a result of inventory levels at a major OEM customer and its contract manufacturers that were above normal levels at the beginning of our second quarter of fiscal 2016.

Net revenues of $113.4 million for the three months ended June 28, 2015 decreased from $119.4 million for the three months ended June 29, 2014. The decrease in net revenues was the result of a $2.1 million, or 2%, decrease in revenue from Advanced Connectivity Platforms, and a $3.9 million, or 26%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to an 8% decrease in the average selling prices, principally due to a shift in product mix, partially offset by a 7% increase in the units sold. The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the quantity of switches sold. We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 82% and 84% of net revenues during the three months ended June 28, 2015 and June 29, 2014, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended
	June 28, 2015	June 29, 2014
	(Dollars in millions)
United States	$35.9	$47.3
Asia-Pacific and Japan	57.8	50.2
Europe, Middle East and Africa	16.7	17.9
Rest of world	3.0	4.0

	$113.4	$119.4

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States, China and Hong Kong are the only countries that represented 10% or more of net revenues during the three months ended June 28, 2015. Net revenues from customers in China and Hong Kong were $23.8 million and $11.7 million, respectively, during the three months ended June 28, 2015. The United States and China are the only countries that represented 10% or more of net revenues during the three months ended June 29, 2014. Net revenues from customers in China were $19.1 million for the three months ended June 29, 2014.

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

	Three Months Ended
	June 28, 2015	June 29, 2014
	(Dollars in millions)
Gross profit	$66.3	$70.7
Percentage of net revenues	58.5%	59.2%

Gross profit for the three months ended June 28, 2015 decreased $4.4 million, or 6.2%, from gross profit for the three months ended June 29, 2014. The gross profit percentage for the three months ended June 28, 2015 decreased to 58.5% from 59.2% for the corresponding quarter in the prior year. The decrease in gross profit was primarily due to decreased revenues.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	June 28, 2015	June 29, 2014
	(Dollars in millions)
Operating expenses:
Engineering and development	$35.6	$37.8
Sales and marketing	15.5	16.1
General and administrative	7.0	8.9
Special charges	1.1	2.5

	$59.2	$65.3

Percentage of net revenues:
Engineering and development	31.4%	31.7%
Sales and marketing	13.6	13.4
General and administrative	6.2	7.5
Special charges	1.0	2.1

	52.2%	54.7%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended June 28, 2015, engineering and development expenses decreased to $35.6 million from $37.8 million for the three months ended June 29, 2014. The decrease was primarily due to a decrease in cash compensation and related employee benefit costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $15.5 million for the three months ended June 28, 2015 from $16.1 million for the three months ended June 29, 2014.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $7.0 million for the three months ended June 28, 2015 from $8.9 million for the three months ended June 29, 2014. The decrease was primarily due to a decrease in consulting and outside services.

Special Charges. During the three months ended June 28, 2015, we recorded special charges of $1.1 million consisting entirely of exit costs. During the three months ended June 29, 2014, we recorded special charges of $2.5 million, consisting of $1.0 million of exit costs, $1.0 million of asset impairment charges related to abandoned property and equipment, and $0.5 million of other charges.

Exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period.

In connection with all of our restructuring initiatives, we expect to incur approximately $1 million of additional exit costs.

The total unpaid exit costs of $10.3 million as of June 28, 2015 are expected to be paid over the terms of the related agreements through fiscal 2018, including $4.1 million during the next twelve months.

Income Taxes

Our income tax expense (benefit) was $4.9 million and $(0.5) million for the three months ended June 28, 2015 and June 29, 2014, respectively. The increase in income tax expense was primarily due to (i) an increase in a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns and (ii) income tax benefits recognized during the three months ended June 29, 2014 due to adjustments to previously recognized uncertain tax position liabilities.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $308.9 million as of June 28, 2015 from $316.4 million as of March 29, 2015. As of June 28, 2015 and March 29, 2015, our international subsidiaries held $233.2 million and $248.0 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of June 28, 2015.

Operating, Investing and Financing Activities

Cash provided by operating activities was $9.5 million for the three months ended June 28, 2015 compared to cash used in operating activities of $16.6 million for the three months ended June 29, 2014. Operating cash flow for the three months ended June 28, 2015 consisted of our net income of $2.6 million and net non-cash expenses of $20.5 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $13.6 million. Net non-cash expenses consisted primarily of $10.6 million of depreciation and amortization and $6.0 million of stock-based compensation. The changes in operating assets and liabilities during this period consisted primarily of an $8.7 million increase in inventory and a $4.9 million decrease in accrued compensation. The increase in inventory was primarily due to product purchases in connection with our transition away from one of our contract manufacturers and in support of anticipated future customer demand, as well as changes in our product fulfillment model. The decrease in accrued compensation was primarily due to the timing of payment obligations.

We expect our business will continue to require additional investments in certain components of working capital. Our current product fulfillment model and increased customer demand for our products is expected to require additional investments in inventory. We also expect inventory levels to further increase temporarily in connection with a transition away from one of our contract manufacturers.

Operating cash flow for the three months ended June 29, 2014 consisted of our net income of $6.0 million, net non-cash expenses of $23.4 million and net cash used as a result of changes in operating assets and liabilities of $46.0 million. Net non-cash expenses consisted primarily of $12.2 million of depreciation and amortization and $5.5 million of stock-based compensation. The changes in operating assets and liabilities during this period included an $18.9 million increase in accounts receivable, a $7.7 million increase in inventories, a $7.2 million decrease in accrued compensation and a $7.3 million decrease in other liabilities. The increase in accounts receivable was primarily due to customer mix and an increase in revenue, as well as the timing of customer shipments and cash collections during the quarter. The increase in inventory was primarily due to advanced purchases of ASICs in support of future customer demand due to long lead times for these products. The decrease in accrued compensation was primarily due to the timing of payment obligations. The decrease in other liabilities was primarily due to the payment of severance and related costs associated with our restructuring plans.

Cash used in investing activities was $27.2 million for the three months ended June 28, 2015 and consisted of $16.4 million of net purchases of available-for-sale securities and $10.8 million of purchases of property and equipment. During the three months ended June 29, 2014, cash used in investing activities was $11.8 million and consisted of $9.0 million of purchases of property and equipment and $2.8 million of net purchases of available-for-sale securities.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $5.3 million for the three months ended June 28, 2015 and consisted primarily of our purchase of $17.9 million of common stock under our stock repurchase program and $5.1 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $16.5 million of proceeds from the issuance of common stock under stock-based awards. During the three months ended June 29, 2014, cash used in financing activities was $1.9 million and consisted primarily of $3.3 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $1.4 million of proceeds from the issuance of common stock under stock-based awards.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of our outstanding common stock. In October 2014, our Board of Directors approved a program authorizing the purchase of up to $100 million of our outstanding common stock over a period of up to 18 months. As of June 28, 2015, we had repurchased a total of 129.5 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $1.98 billion. Pursuant to the existing stock repurchase program, we are authorized to purchase additional shares with an aggregate cost of up to $60.6 million as of June 28, 2015.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of June 28, 2015, and their impact on our cash flows in future fiscal years, is as follows:

	2016 (Remaining nine months)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$7.2	$6.4	$3.6	$1.5	$1.2	$1.6	$21.5
Non-cancelable purchase obligations	59.1	—	—	—	—	—	59.1

	$66.3	$6.4	$3.6	$1.5	$1.2	$1.6	$80.6

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $14.8 million as of June 28, 2015. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. Our most recent annual impairment test was performed as of the first day of our fourth quarter of fiscal 2015. As a result of the decline in our stock price subsequent to the end of our first quarter of fiscal 2016, we considered the potential impact of that decline to the fair value of our sole reporting unit. As of August 3, 2015, we believe the fair value of our sole reporting unit continues to exceed its carrying value. A further decline in our stock price may result in the determination that an interim evaluation of goodwill is appropriate. The outcome of any evaluation of goodwill could result in the recognition of an impairment charge.

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

For a description of the accounting policies that we believe to be our most critical accounting policies and estimates, see Critical Accounting Policies and Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 29, 2015. There have been no material changes in any of our critical accounting policies and estimates during the three months ended June 28, 2015. These accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB amended the standard to defer the effective date by one year and permit early adoption as of the original effective date. The amended standard is effective for us in the first quarter of fiscal 2019. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 28, 2015, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of June 28, 2015 consists of $216.7 million of securities, all of which are classified as available-for-sale. As of June 28, 2015, we had gross unrealized losses associated with our available-for-sale securities of $0.3 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 28, 2015. There was no change in our internal control over financial reporting during our quarter ended June 28, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 29, 2015, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended March 29, 2015.

Our operating results may fluctuate in future periods, which could cause our stock price to decline.

We have experienced, are currently experiencing, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. For example, the market for our Fibre Channel products is mature and has declined during recent periods. The lack of growth in the Fibre Channel market may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise data centers are using private or public clouds to provide a portion of their requirements. This shift has adversely impacted the enterprise server and storage markets. To the extent the Fibre Channel market declines, our quarterly operating results would be negatively impacted.

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

Fluctuations in our quarterly operating results may also be the result of:

•	the timing, size and mix of orders from customers;

•	gain or loss of significant customers;

•	server refresh cycles, including the timing, rate of market acceptance and growth in volume shipments of products based on the new technology;

•	industry consolidation among our competitors, our customers or our suppliers;

•	customer inventory levels of our products;

•	sales discounts and customer incentives;

•	the availability and sale of new products;

•	changes in our average selling prices;

•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including application-specific integrated circuits (ASICs);

•	variations in product development costs, especially related to advanced technologies;

•	variations in operating expenses;

•	impairments of long-lived assets, including goodwill, purchased intangible assets, and property and equipment;

•	changes in effective income tax rates, including those resulting from changes in tax laws;

•	our ability to timely produce products that comply with new environmental restrictions or related requirements of our original equipment manufacturer (OEM) and original design manufacturer (ODM) customers;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•	the timing of revenue recognition and revenue deferrals;

•	gains or losses related to our marketable securities; or

•	changes in accounting rules or our accounting policies.

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

Our gross margin is expected to vary over time primarily due to product mix. Our gross margins may be adversely affected by numerous factors, including:

•	changes in product mix, including the mix of Fibre Channel and Ethernet product sales;

•	transitions into new markets, which may have lower gross margins;

•	changes in manufacturing volumes over which fixed costs are absorbed;

•	increased price competition;

•	introduction of new products by us or our competitors, including products with advantages in price, performance or features;

•	our inability to reduce manufacturing-related or component costs;

•	entry into new markets;

•	amortization and impairments of purchased intangible assets;

•	sales discounts and customer incentives;

•	increases in material, labor or overhead costs;

•	excess inventory and inventory holding charges;

•	changes in distribution channels;

•	increased warranty costs; and

•	acquisitions and dispositions of businesses, technologies or product lines.

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

The markets for networking connectivity products are highly competitive and are characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, local area and converged networking, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor has historically been Emulex Corporation (Emulex), who was acquired by Avago Technologies Limited (Avago) in May 2015. In the 10Gb Ethernet adapter and ASIC markets, which include converged networking products such as Fibre Channel over Ethernet (FCoE) and Internet Small Computer Systems Interface (iSCSI), we compete primarily with Emulex (now Avago), Mellanox Technologies, Ltd., Chelsio Communications, Inc. and Intel Corporation (Intel). We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

Some of our competitors, including Avago and Intel, have significantly more engineering, sales and marketing resources than us to dedicate to developing and penetrating markets, offer a much broader portfolio of products to customers, and may have cost advantages over us due to their greater scale of operations. Should these companies successfully leverage these competitive advantages, our business could significantly deteriorate and our results of operations would be materially and adversely affected.

As noted above, Avago acquired Emulex in May 2015 and, as a result, Avago is a competitor in both the Fibre Channel and Ethernet markets. Avago has announced its intention to acquire Broadcom Corporation (Broadcom), which is our primary supplier of Ethernet ASICs. Avago is our primary Fibre Channel ASIC supplier and, if it completes the acquisition of Broadcom, will become our primary Ethernet ASIC supplier. We have long-term supply contracts in place that we believe safeguard our supply of Fibre Channel and Ethernet ASICs. Should our suppliers fail to adhere to the terms of our supply contracts and if the remedies in the contracts fail to adequately protect us, our supply of Fibre Channel and Ethernet ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 82% and 84% of net revenues for the three months ended June 28, 2015 and June 29, 2014, respectively. Total revenue from our three largest customers, Hewlett-Packard Company (HP), Dell, Inc. (Dell), and Lenovo Group Ltd. (Lenovo), collectively accounted for more than 50% of net revenues for the three months ended June 28, 2015. Total revenue from our three largest customers, HP, Dell, and International Business Machines Corporation (IBM), collectively accounted for more than 50% of net revenues for the three months ended June 29, 2014. In October 2014, HP announced that it will separate itself into two new public companies. And more recently, IBM and Lenovo completed the closing for Lenovo’s acquisition of IBM’s x86 server business. To the extent unexpected delays or transition issues occur in connection with either of these transactions, we could experience an adverse effect on our business or results of operations.

A significant portion of the products we sell are incorporated into servers manufactured by our major customers for use in enterprise environments. Certain of our large OEM customers are reporting weakness in this market. If server sales by our major customers continue to be adversely affected by the IT spending environment or server market factors (such as an acceleration in the shift from servers used in enterprise environments to servers used in cloud environments), demand for our products could decrease further, which could have a material adverse effect on our business, financial condition or results of operations.

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

Some of our products are based on FCoE or 10Gb Ethernet technologies. FCoE is a converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. 10Gb Ethernet is a technology for use in enterprise data centers. The market for 10Gb Ethernet products includes well-established participants who have significantly more engineering, sales and marketing resources to dedicate to developing and penetrating the market than we do. An inability to maintain, or build on, our market share in the Fibre Channel, converged or 10Gb Ethernet markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

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

Avago, our primary Fibre Channel ASIC supplier, acquired Emulex in May 2015. Emulex has historically been our principal competitor in the Fibre Channel market. Avago has announced its intention to acquire Broadcom, which is our primary supplier of Ethernet ASICs. We have long-term supply contracts in place that we believe safeguard our supply of Fibre Channel and Ethernet

ASICs. Should our suppliers fail to adhere to the terms of our supply contracts and if the remedies in the contracts fail to adequately protect us, our supply of Fibre Channel and Ethernet ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions, and changes in our ability to realize deferred tax assets. Significant judgment and estimates are required in determining the impact on our effective tax rate related to these items, including whether it is more likely than not that some or all of our deferred tax assets will be realized. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results are less favorable than current estimates, or we revise our estimates downward in future analyses, a valuation allowance may be required related to our deferred tax assets with a corresponding adjustment to earnings in the period in which such determination is made, which could have a material effect on our results of operations. In addition, the Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, as well as other taxing authorities have made or are contemplating changes to numerous long-standing tax principles. Any enacted or contemplated changes may increase tax uncertainty and adversely affect our provision for income taxes.

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

International revenues accounted for 68% and 60% of our net revenues for the three months ended June 28, 2015 and June 29, 2014, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of June 28, 2015, our international subsidiaries held $233.2 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of June 28, 2015, we held short-term marketable securities totaling $216.7 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of June 28, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, our Board of Directors approved a program to repurchase up to $100 million of our common stock over a period of up to 18 months. Set forth below is information regarding our stock repurchases made during the first quarter of fiscal 2016 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
March 30, 2015 – April 26, 2015	387,000	$14.73	387,000	$72,260,000
April 27, 2015 – May 24, 2015	402,000	$14.94	402,000	$66,256,000
May 25, 2015 – June 28, 2015	369,000	$15.45	369,000	$60,554,000

	1,158,000	$15.04	1,158,000	$60,554,000

Item 6.	Exhibits

Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 6, 2015

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