Form 10-Q
period 2015-09-27
QLOGIC CORP
filed 2015-10-29
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

As of October 23, 2015, 83,836,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2015	March 29, 2015
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$101,870	$115,241
Marketable securities	205,819	201,174
Accounts receivable, less allowance for doubtful accounts of $868 and $1,297 as of September 27, 2015 and March 29, 2015, respectively	59,217	87,436
Inventories	50,111	29,978
Deferred tax assets	12,023	12,545
Other current assets	17,197	21,802
Total current assets	446,237	468,176
Property and equipment, net	75,279	78,501
Goodwill	167,232	167,232
Purchased intangible assets, net	70,176	77,659
Deferred tax assets	32,853	36,335
Other assets	20,045	20,752
	$811,822	$848,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,063	$40,497
Accrued compensation	13,878	22,476
Accrued taxes	1,694	2,711
Other current liabilities	16,174	11,718
Total current liabilities	64,809	77,402
Accrued taxes	15,008	14,516
Other liabilities	7,796	9,721
Total liabilities	87,613	101,639
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 217,782,000 and 215,549,000 shares issued as of September 27, 2015 and March 29, 2015, respectively	218	215
Additional paid-in capital	1,004,659	983,579
Retained earnings	1,727,458	1,722,664
Accumulated other comprehensive loss	(661)	(99)
Treasury stock, at cost: 132,557,000 and 128,329,000 shares as of September 27, 2015 and March 29, 2015, respectively	(2,007,465)	(1,959,343)
Total stockholders’ equity	724,209	747,016
	$811,822	$848,655

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Unaudited; In thousands, except per share amounts)
Net revenues	$103,354	$127,503	$216,759	$246,952
Cost of revenues	42,175	52,093	89,242	100,847
Gross profit	61,179	75,410	127,517	146,105
Operating expenses:
Engineering and development	32,255	35,480	67,861	73,301
Sales and marketing	13,624	15,453	29,110	31,487
General and administrative	4,925	8,697	12,001	17,597
Special charges	8,154	2,259	9,233	4,803
Total operating expenses	58,958	61,889	118,205	127,188
Operating income	2,221	13,521	9,312	18,917
Interest and other income, net	153	296	512	438
Income before income taxes	2,374	13,817	9,824	19,355
Income taxes	136	2,807	5,030	2,345
Net income	$2,238	$11,010	$4,794	$17,010
Net income per share:
Basic	$0.03	$0.13	$0.06	$0.19
Diluted	$0.03	$0.12	$0.05	$0.19
Number of shares used in per share calculations:
Basic	86,911	87,914	87,122	87,654
Diluted	87,407	88,102	88,160	88,177

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Unaudited; In thousands)
Net income	$2,238	$11,010	$4,794	$17,010
Other comprehensive income (loss), net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	214	(347)	(241)	(148)
Net realized losses (gains) reclassified into earnings	(27)	64	(1)	127
	187	(283)	(242)	(21)
Foreign currency translation adjustments	(436)	(269)	(320)	(211)
Total other comprehensive loss	(249)	(552)	(562)	(232)
Comprehensive income	$1,989	$10,458	$4,232	$16,778

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 27, 2015	September 28, 2014
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$4,794	$17,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,037	23,855
Stock-based compensation	7,921	10,275
Deferred income taxes	4,045	4,077
Asset impairments	1,237	1,011
Other non-cash items, net	98	810
Changes in operating assets and liabilities:
Accounts receivable	28,579	(20,287)
Inventories	(20,133)	(12,106)
Other assets	649	(840)
Accounts payable	92	6,162
Accrued compensation	(8,598)	(7,256)
Accrued taxes, net	(4,785)	(3,012)
Other liabilities	1,179	(7,930)
Net cash provided by operating activities	36,115	11,769
Cash flows from investing activities:
Purchases of available-for-sale securities	(93,765)	(84,318)
Proceeds from sales and maturities of available-for-sale securities	87,997	80,376
Purchases of property and equipment	(18,778)	(12,068)
Proceeds from disposition of assets held for sale	7,553	—
Net cash used in investing activities	(16,993)	(16,010)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	18,728	3,536
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,566)	(3,450)
Purchases of treasury stock	(46,770)	—
Other financing activities	1,115	(173)
Net cash used in financing activities	(32,493)	(87)
Net decrease in cash and cash equivalents	(13,371)	(4,328)
Cash and cash equivalents at beginning of period	115,241	91,258
Cash and cash equivalents at end of period	$101,870	$86,930

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015. The results of operations for the three and six months ended September 27, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, income taxes, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Note 2. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 27, 2015
U.S. government and agency securities	$75,175	$222	$(8)	$75,389
Corporate debt obligations	89,321	89	(143)	89,267
Mortgage-backed securities	22,683	151	(42)	22,792
Municipal bonds	14,238	52	(3)	14,287
Other debt securities	4,078	6	—	4,084
	$205,495	$520	$(196)	$205,819
March 29, 2015
U.S. government and agency securities	$54,279	$173	$(12)	$54,440
Corporate debt obligations	99,117	257	(51)	99,323
Mortgage-backed securities	26,676	182	(36)	26,822
Municipal bonds	16,647	76	(2)	16,721
Other debt securities	3,860	8	—	3,868
	$200,579	$696	$(101)	$201,174

The amortized cost and estimated fair value of debt securities as of September 27, 2015, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$47,304	$47,329
Due after one year through three years	125,140	125,208
Due after three years through five years	19,496	19,631
Due after five years	13,555	13,651
	$205,495	$205,819

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 27, 2015 and March 29, 2015.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 27, 2015
U.S. government and agency securities	$17,998	$(8)	$—	$—	$17,998	$(8)
Corporate debt obligations	48,435	(143)	—	—	48,435	(143)
Mortgage-backed securities	6,944	(32)	1,730	(10)	8,674	(42)
Municipal bonds	1,408	(3)	—	—	1,408	(3)
	$74,785	$(186)	$1,730	$(10)	$76,515	$(196)
March 29, 2015
U.S. government and agency securities	$16,607	$(12)	$—	$—	$16,607	$(12)
Corporate debt obligations	28,421	(51)	—	—	28,421	(51)
Mortgage-backed securities	4,174	(8)	4,581	(28)	8,755	(36)
Municipal bonds	921	(2)	—	—	921	(2)
	$50,123	$(73)	$4,581	$(28)	$54,704	$(101)

As of September 27, 2015 and March 29, 2015, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of September 27, 2015 and March 29, 2015, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

A summary of the assets measured at fair value on a recurring basis as of September 27, 2015 and March 29, 2015 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
September 27, 2015
Cash and cash equivalents	$101,870	$—	$101,870
Marketable securities:
U.S. government and agency securities	75,389	—	75,389
Corporate debt obligations	—	89,267	89,267
Mortgage-backed securities	—	22,792	22,792
Municipal bonds	—	14,287	14,287
Other debt securities	—	4,084	4,084
	75,389	130,430	205,819
	$177,259	$130,430	$307,689

March 29, 2015
Cash and cash equivalents	$115,241	$—	$115,241
Marketable securities:
U.S. government and agency securities	54,440	—	54,440
Corporate debt obligations	—	99,323	99,323
Mortgage-backed securities	—	26,822	26,822
Municipal bonds	—	16,721	16,721
Other debt securities	—	3,868	3,868
	54,440	146,734	201,174
	$169,681	$146,734	$316,415

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

Note 4. Inventories

Components of inventories are as follows:

	September 27, 2015	March 29, 2015
	(In thousands)
Raw materials	$9,099	$4,311
Finished goods	41,012	25,667
	$50,111	$29,978

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Special Charges

A summary of the special charges recorded during the three and six months ended September 27, 2015 and September 28, 2014, respectively, including the costs associated with all of the restructuring plans discussed below, is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Exit costs	$6,917	$2,259	$7,996	$3,292
Asset impairments	1,237	—	1,237	1,011
Other charges	—	—	—	500
	$8,154	$2,259	$9,233	$4,803

September 2015 Initiative

In September 2015, the Company commenced a restructuring plan (September 2015 Initiative) designed to align its future operating expenses with its revenue expectations.  The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities.

During the three and six months ended September 27, 2015, the Company recorded special charges of $8.1 million related to the September 2015 Initiative, consisting of $6.9 million of exit costs and $1.2 million of asset impairment charges related to property and equipment.  The exit costs consisted entirely of severance and related costs associated with involuntarily terminated employees.  The Company expects to record between $1 million and $2 million of additional charges related to the September 2015 Initiative during fiscal 2016 and expects to substantially complete the related restructuring actions during fiscal 2016.

Activity and liability balances related to the September 2015 Initiative are as follows:

Workforce Reduction
(In thousands)
Charged to costs and expenses	$6,869
Payments	(2,042)
Balance as of September 27, 2015	$4,827

The unpaid exit costs related to the September 2015 Initiative are expected to be paid during fiscal 2016.

May 2015 Initiative

In May 2015, the Company commenced a restructuring plan (May 2015 Initiative) designed to streamline business operations and recorded special charges of $0.7 million during the three months ended June 28, 2015. The special charges consisted entirely of exit costs associated with severance benefits for the involuntarily terminated employees. The Company completed these restructuring activities and all amounts were paid as of September 27, 2015.

March 2014 Initiative

In March 2014, the Company commenced a restructuring plan (March 2014 Initiative) primarily designed to consolidate its Ethernet product roadmap following the acquisition of certain Ethernet controller-related assets. This restructuring plan primarily consisted of a workforce reduction and the consolidation and elimination of certain engineering activities. The Company completed these restructuring activities and all amounts were paid as of March 29, 2015.

During the three and six months ended September 28, 2014, the Company recorded special charges of $2.0 million and $3.7 million, respectively, in connection with the March 2014 Initiative. Special charges for the three months ended September 28, 2014 consisted entirely of exit costs.  Special charges for the six months ended September 28, 2014 consisted of $2.7 million of exit costs

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the June 2013 Initiative, the Company recorded special charges of $0.1 million and $0.5 million during the three and six months ended September 27, 2015, respectively, and $0.3 million and $0.6 million for the three and six months ended September 28, 2014, respectively.  Special charges for all periods consisted entirely of exit costs associated with severance and related costs for involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur approximately $1 million of additional severance costs in connection with these employees over the requisite service period.

The aggregate amount of the special charges recorded in connection with the June 2013 Initiative is $25.5 million and consisted of $15.1 million of severance and related costs associated with involuntarily terminated employees, $5.9 million of facilities and other costs and $4.5 million of asset impairment charges primarily related to abandoned property and equipment.

Activity and liability balances for exit costs related to the June 2013 Initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 29, 2015	$2,476	$7,576	$10,052
Charged to costs and expenses	479	—	479
Payments	(984)	(1,040)	(2,024)
Balance as of September 27, 2015	$1,971	$6,536	$8,507

The total unpaid exit costs related to the June 2013 Initiative are expected to be paid over the terms of the related agreements through fiscal 2018.

A summary of the total unpaid exit costs for all restructuring plans, by classification, included in the condensed consolidated balance sheets is as follows:

	September 27, 2015	March 29, 2015
	(In thousands)
Other current liabilities	$7,590	$3,664
Other liabilities	5,744	7,553
	$13,334	$11,217

Note 6. Income Taxes

The Company’s provision for income taxes was $0.1 million and $5.0 million for the three and six months ended September 27, 2015, respectively, and $2.8 million and $2.3 million for the three and six months ended September 28, 2014, respectively. The provision for income taxes for the six months ended September 27, 2015 and September 28, 2014 was impacted by the effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.  The provision for income taxes for the six months ended September 28, 2014 includes a benefit associated with adjustments to previously recognized uncertain tax position liabilities as a result of additional information received during the fiscal period related to these tax positions and certain other discrete items.  The Company’s provision for income taxes is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

Note 7. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per share amounts)
Net income	$2,238	$11,010	$4,794	$17,010
Shares:
Weighted-average shares outstanding — basic	86,911	87,914	87,122	87,654
Dilutive potential common shares, using treasury stock method	496	188	1,038	523
Weighted-average shares outstanding — diluted	87,407	88,102	88,160	88,177
Net income per share:
Basic	$0.03	$0.13	$0.06	$0.19
Diluted	$0.03	$0.12	$0.05	$0.19

Stock-based awards, including stock options and restricted stock units, representing 7.3 million and 6.7 million shares of common stock have been excluded from the diluted per share calculations for the three and six months ended September 27, 2015, respectively, and 11.0  million and 11.5  million shares of common stock have been excluded from diluted per share calculations for the three and six months ended September 28, 2014, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

Note 8. Subsequent Events

On September 28, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain individual defendants.  The plaintiff purports to represent a class of persons who purchased the Company’s common stock between April 30, 2015 and July 30, 2015.  The plaintiff alleges that the defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results and future business prospects in violation of federal securities laws.  The plaintiff seeks compensatory damages, interest and an award of reasonable attorneys’ fees and costs.  The Company has not yet been served with the complaint.

On October 23, 2015, Stephen Kramer filed a shareholder derivative complaint in the Orange County, California, Superior Court purportedly on behalf of the Company against certain current and former officers and directors of the Company.  The plaintiff alleges breaches of fiduciary duty, unjust enrichment, corporate waste, aiding and abetting breaches of fiduciary duty, and improper insider sales of stock in violation of California law based on the allegation that, since October 17, 2014, the individual defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, internal controls and future business prospects.  The plaintiff seeks an award of damages and restitution to the Company from the individual defendants, disgorgement of the defendants’ profits and compensation, an order requiring the Company to reform and improve its corporate governance, and an award of costs and attorneys’ fees to the plaintiff and its counsel.  The Company has not yet been served with the complaint.

The Company currently believes that the disposition of these matters is not likely to have a material adverse effect on the Company’s financial condition or results of operations.

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

Second Quarter Financial Highlights

A summary of our financial performance during the second quarter of fiscal 2016 is as follows:

•

Net revenues for the second quarter of fiscal 2016 were $103.4 million compared to $113.4 million in the first quarter of fiscal 2016. Revenues from Advanced Connectivity Platforms were $93.4 million during the second quarter of fiscal 2016 compared to $102.6 million in the first quarter of fiscal 2016. Revenues from Legacy Connectivity Products were $10.0 million in the second quarter of fiscal 2016 compared to $10.8 million in the first quarter of fiscal 2016.

•	Gross profit as a percentage of net revenues increased to 59.2% in the second quarter of fiscal 2016 from 58.5% in the first quarter of fiscal 2016.
•

Operating income for the second quarter of fiscal 2016 was $2.2 million compared to $7.1 million in the first quarter of fiscal 2016. We recorded special charges of $8.2 million during the second quarter of fiscal 2016 and $1.1 million during the first quarter of fiscal 2016.

•	Net income was $2.2 million, or $0.03 per diluted share, in the second quarter of fiscal 2016 compared to net income of $2.6 million, or $0.03 per diluted share in the first quarter of fiscal 2016.
•	Cash, cash equivalents and marketable securities totaled $307.7 million as of September 27, 2015 compared to $308.9 million as of June 28, 2015.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$93.4	$114.9	$195.9	$219.6
Legacy Connectivity Products	10.0	12.6	20.9	27.4
	$103.4	$127.5	$216.8	$247.0
Percentage of net revenues:
Advanced Connectivity Platforms	90%	90%	90%	89%
Legacy Connectivity Products	10	10	10	11
	100%	100%	100%	100%

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

Net revenues of $103.4 million for the three months ended September 27, 2015 decreased from $127.5 million for the three months ended September 28, 2014. The decrease in net revenues was the result of a $21.5 million, or 19%, decrease in revenue from Advanced Connectivity Platforms, and a $2.6 million, or 21%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in the units sold. The decrease in revenue from Legacy Connectivity Products was also primarily due to a decrease in the units sold. We expect net revenue from our Legacy

Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

Net revenues of $216.8 million for the six months ended September 27, 2015 decreased from $247.0 million for the six months ended September 28, 2014. The decrease in net revenues was the result of a $23.7 million, or 11%, decrease in revenue from Advanced Connectivity Platforms, and a $6.5 million, or 24%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in the units sold.  The decrease in revenue from Legacy Connectivity Products was also primarily due to a decrease in the units sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80% and 84% of net revenues during the six months ended September 27, 2015 and September 28, 2014, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
United States	$39.0	$47.1	$74.9	$94.4
Asia-Pacific and Japan	43.7	55.5	101.5	105.8
Europe, Middle East and Africa	18.0	20.3	34.7	38.2
Rest of world	2.7	4.6	5.7	8.6
	$103.4	$127.5	$216.8	$247.0

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States, China and Hong Kong are the only countries that represented 10% or more of net revenues during the three and six months ended September 27, 2015. Net revenues from customers in China were $14.9 million and $38.8 million during the three and six months ended September 27, 2015, respectively. Net revenues from customers in Hong Kong were $15.1 million and $26.9 million during the three and six months ended September 27, 2015, respectively. The United States and China are the only countries that represented 10% or more of net revenues during the three and six months ended September 28, 2014. Net revenues from customers in China were $22.2 million and $41.3 million for the three and six months ended September 28, 2014, respectively.

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

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Gross profit	$61.2	$75.4	$127.5	$146.1
Percentage of net revenues	59.2%	59.1%	58.8%	59.2%

Gross profit for the three months ended September 27, 2015 decreased $14.2 million, or 19%, from gross profit for the three months ended September 28, 2014. The gross profit percentage for the three months ended September 27, 2015 was 59.2%, comparable to the 59.1% for the three months ended September 28, 2014.  The decrease in gross profit was primarily due to a decrease in net revenues.

Gross profit for the six months ended September 27, 2015 decreased $18.6 million, or 13%, from gross profit for the six months ended September 28, 2014. The gross profit percentage for the six months ended September 27, 2015 decreased to 58.8% from 59.2% for the corresponding quarter in the prior year. The decrease in gross profit was primarily due to decreased revenues.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)
Operating expenses:
Engineering and development	$32.3	$35.5	$67.9	$73.3
Sales and marketing	13.6	15.4	29.1	31.5
General and administrative	4.9	8.7	12.0	17.6
Special charges	8.2	2.3	9.2	4.8
	$59.0	$61.9	$118.2	$127.2
Percentage of net revenues:
Engineering and development	31.2%	27.8%	31.3%	29.7%
Sales and marketing	13.2	12.1	13.4	12.8
General and administrative	4.7	6.8	5.5	7.1
Special charges	7.9	1.8	4.3	1.9
	57.0%	48.5%	54.5%	51.5%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended September 27, 2015, engineering and development expenses decreased to $32.3 million from $35.5 million for the three months ended September 28, 2014. The decrease was primarily due to a $1.6 million decrease in cash compensation and related employee benefit costs, a $1.1 million decrease in equipment depreciation and maintenance costs, and a $0.7 million decrease in stock-based compensation.

During the six months ended September 27, 2015, engineering and development expenses decreased to $67.9 million from $73.3 million for the six months ended September 28, 2014.  The decrease was primarily due to a $3.7 million decrease in cash compensation and related employee benefit costs and a $1.4 million decrease in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $13.6 million for the three months ended September 27, 2015 from $15.4 million for the three months ended September 28, 2014.  The decrease was primarily due to a $1.3 million decrease in cash compensation and related employee benefit costs and a $0.7 million decrease in stock-based compensation.

During the six months ended September 27, 2015, sales and marketing expenses decreased to $29.1 million from $31.5 million for the six months ended September 28, 2014. The decrease was primarily due to a decrease in cash compensation and related employee benefit costs.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $4.9 million for the three months ended September 27, 2015 from $8.7 million for the three months ended September 28, 2014. The decrease was primarily due to a $1.4 million decrease in cash compensation and related employee benefit costs and a $1.4 million decrease in stock-based compensation.

General and administrative expenses decreased to $12.0 million for the six months ended September 27, 2015 from $17.6 million for the six months ended September 28, 2014. The decrease was primarily due to a $2.2 million decrease in cash compensation and related employee benefit costs, a $1.4 million decrease in consulting and outside services and a $1.3 million decrease in stock-based compensation.

Special Charges. During the three and six months ended September 27, 2015, we recorded special charges of $8.2 million and $9.2 million, respectively.  The special charges for the three months ended September 27, 2015 consisted of $7.0 million of exit costs and $1.2 million of asset impairment charges.  The special charges for the six months ended September 27, 2015 consisted of $8.0 million of exit costs and $1.2 million of asset impairment charges.

During the three and six months ended September 28, 2014, we recorded special charges of $2.3 million and $4.8 million, respectively. The special charges for the three months ended September 28, 2014 consisted entirely of exit costs.  The special charges for the six months ended September 28, 2014 consisted of $3.3 million of exit costs, $1.0 million of asset impairment charges and $0.5 million of other charges.

Exit costs include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period.

In connection with all of our restructuring initiatives, we expect to incur between $2 million and $3 million of additional charges.

The total unpaid exit costs of $13.3 million as of September 27, 2015 are expected to be paid over the terms of the related agreements through fiscal 2018, including $7.6 million during the next twelve months.

Income Taxes

Our provision for income taxes was $5.0 million and $2.3 million for the six months ended September 27, 2015 and September 28, 2014, respectively. The increase in the income taxes was primarily due to (i) an increase in a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns and (ii) income tax benefits recognized during the six months ended September 28, 2014 due to adjustments to previously recognized uncertain tax position liabilities.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $307.7 million as of September 27, 2015 from $316.4 million as of March 29, 2015. As of September 27, 2015 and March 29, 2015, our international subsidiaries held $251.3 million and $248.0 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of September 27, 2015.

Operating, Investing and Financing Activities

Cash provided by operating activities increased to $36.1 million for the six months ended September 27, 2015 from $11.8 million for the six months ended September 28, 2014. Operating cash flow for the six months ended September 27, 2015 consisted of our net income of $4.8 million and net non-cash expenses of $34.3 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $3.0 million. Net non-cash expenses consisted primarily of $21.0 million of depreciation and amortization and $7.9 million of stock-based compensation. The changes in operating assets and liabilities during this period consisted primarily of a $20.1 million increase in inventory, an $8.6 million decrease in accrued compensation and a $4.8 million decrease in accrued taxes, net, partially offset by a $28.6 million decrease in accounts receivable.  The increase in inventory was primarily due to product purchases in connection with our transition away from one of our contract manufacturers and in support of anticipated future customer demand, as well as changes in our product fulfillment model.  The decrease in accrued compensation was primarily due to the timing of payment obligations.  The decrease in accrued taxes, net, was primarily due to lower taxable income. The decrease in accounts receivable was primarily due to a decrease in net revenues, as well as the timing of customer shipments and cash collections during the period.

Operating cash flow for the six months ended September 28, 2014 consisted of our net income of $17.0 million and net non-cash expenses of $40.0 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $45.2 million.  The changes in operating assets and liabilities included a $20.3 million increase in accounts receivable, a $12.1 million increase in inventory and a $7.9 million decrease in other liabilities. The increase in accounts receivable was primarily due to customer mix and an increase in revenue, as well as the timing of customer shipments and cash collections during the period.  The increase in inventory was primarily due to product purchases in support of anticipated future customer demand and advanced purchases of ASICs due to long lead times. The decrease in other liabilities was primarily due to the payment of severance and related costs associated with our restructuring plans.

Cash used in investing activities was $17.0 million for the six months ended September 27, 2015 and consisted of $18.8 million of purchases of property and equipment and $5.8 million of net purchases of available-for-sale securities, partially offset by $7.6 million of proceeds from the disposition of assets held for sale. During the six months ended September 28, 2014, cash used in investing activities was $16.0 million and consisted of $12.1 million of purchases of property and equipment and $3.9 million of net purchases of available-for-sale securities.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $32.5 million for the six months ended September 27, 2015 and consisted primarily of our purchase of $46.8 million of common stock under our stock repurchase program and $5.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $18.7 million of proceeds from the issuance of common stock under stock-based awards. During the six months ended September 28, 2014, cash used in financing activities was $0.1 million.

Since fiscal 2003, we have had various stock repurchase programs that authorized the purchase of our outstanding common stock. In October 2014, our Board of Directors approved a program authorizing the purchase of up to $100 million of our outstanding common stock over a period of up to 18 months. As of September 27, 2015, we had repurchased a total of 132.6 million shares of common stock under our stock repurchase programs for an aggregate purchase price of $2.01 billion. Pursuant to the existing stock repurchase program, we are authorized to purchase additional shares with an aggregate cost of up to $29.8 million as of September 27, 2015.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of September 27, 2015, and their impact on our cash flows in future fiscal years, is as follows:

	2016 (Remaining six months)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$5.2	$6.9	$3.7	$1.5	$1.2	$0.5	$19.0
Non-cancelable purchase obligations	44.7	—	—	—	—	—	44.7
	$49.9	$6.9	$3.7	$1.5	$1.2	$0.5	$63.7

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $15.0 million as of September 27, 2015. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned. Our most recent annual impairment test was performed as of the first day of our fourth quarter of fiscal 2015. As a result of the decline in our stock price during fiscal 2016, we continue to evaluate the potential impact of that decline to the fair value of our sole reporting unit. We believe the fair value of our sole reporting unit continues to exceed its carrying value. A further decline in our stock price may result in the determination that an interim evaluation of goodwill is appropriate. The outcome of any evaluation of goodwill could result in the recognition of an impairment charge.

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

For a description of the accounting policies that we believe to be our most critical accounting policies and estimates, see Critical Accounting Policies and Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 29, 2015. There have been no material changes in any of our critical accounting policies and estimates during the six months ended September 27, 2015. These accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 27, 2015, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of September 27, 2015 consists of $205.8 million of securities, all of which are classified as available-for-sale. As of September 27, 2015, we had gross unrealized losses associated with our available-for-sale securities of $0.2 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 27, 2015. There was no change in our internal control over financial reporting during our quarter ended September 27, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.       Legal Proceedings

On September 28, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain individual defendants.  The plaintiff purports to represent a class of persons who purchased the Company’s common stock between April 30, 2015 and July 30, 2015.  The plaintiff alleges that the defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results and future business prospects in violation of federal securities laws.  The plaintiff seeks compensatory damages, interest and an award of reasonable attorneys’ fees and costs.  The Company has not yet been served with the complaint.

On October 23, 2015, Stephen Kramer filed a shareholder derivative complaint in the Orange County, California, Superior Court purportedly on behalf of the Company against certain current and former officers and directors of the Company.  The plaintiff alleges breaches of fiduciary duty, unjust enrichment, corporate waste, aiding and abetting breaches of fiduciary duty, and improper insider sales of stock in violation of California law based on the allegation that, since October 17, 2014, the individual defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, internal controls and future business prospects.  The plaintiff seeks an award of damages and restitution to the Company from the individual defendants, disgorgement of the defendants’ profits and compensation, an order requiring the Company to reform and improve its corporate governance, and an award of costs and attorneys’ fees to the plaintiff and its counsel.  The Company has not yet been served with the complaint.

The Company currently believes that the disposition of the matters described above is not likely to have a material adverse effect on the Company’s financial condition or results of operations.

Various other lawsuits, claims and proceedings have been or may be instituted against us. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to us. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on our financial condition or results of operations. Based on an evaluation of such other matters that are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled ASIC design personnel and software developers. Our Chief Executive Officer resigned in August 2015 and we have appointed Jean Hu as Acting Chief Executive Officer and Christine King as Executive Chairman. It is important that we retain key personnel. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80% and 84% of net revenues for the six months ended September 27, 2015 and September 28, 2014, respectively. Total revenue from our three largest customers, Hewlett-Packard Company (HP), Dell, Inc. (Dell), and Lenovo Group Ltd. (Lenovo), collectively accounted for more than 50% of net revenues for the six months ended September 27, 2015. Total revenue from our three largest customers, HP, Dell, and International Business Machines Corporation (IBM), collectively accounted for more than 50% of net revenues for the six months ended September 28, 2014. In October 2014, HP announced that it will separate itself into two new public companies. And more recently, IBM and Lenovo completed the closing for Lenovo’s acquisition of IBM’s x86 server business. To the extent unexpected delays or transition issues occur in connection with either of these transactions, we could experience an adverse effect on our business or results of operations.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. For example, Dell Inc. has announced its intention to acquire EMC Corporation. There is also a possibility that one of our large customers could acquire one of our current competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

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

International revenues accounted for 65% and 62% of our net revenues for the six months ended September 27, 2015 and September 28, 2014, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of September 27, 2015, our international subsidiaries held $251.3 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of September 27, 2015, we held short-term marketable securities totaling $205.8 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of September 27, 2015.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, our Board of Directors approved a program to repurchase up to $100 million of our common stock over a period of up to 18 months. Set forth below is information regarding our stock repurchases made during the second quarter of fiscal 2016 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
June 29, 2015 – July 26, 2015	230,000	$12.39	230,000	$57,703,000
July 27, 2015 – August 23, 2015	1,054,000	$9.39	1,054,000	$47,809,000
August 24, 2015 – September 27, 2015	1,787,000	$10.06	1,787,000	$29,837,000
	3,071,000	$10.00	3,071,000	$29,837,000

Item 6.       Exhibits

Exhibits

Exhibit No.

10.1

QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 28, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2015).*

10.2

General Release Agreement, dated September 3, 2015, by and between the Company and Prasad Rampalli (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2015).*

10.3	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.4	Terms and Conditions of Performance Share Award for Christine King under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Acting Chief Executive Officer,
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 29, 2015

EXHIBIT INDEX

Exhibit No.

10.1

QLogic Corporation 1998 Employee Stock Purchase Plan, Amended and Restated Effective May 28, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 21, 2015).*

10.2

General Release Agreement, dated September 3, 2015, by and between the Company and Prasad Rampalli (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2015).*

10.3	Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

10.4	Terms and Conditions of Performance Share Award for Christine King under the QLogic Corporation 2005 Performance Incentive Plan, as amended.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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