Form 10-Q
period 2015-12-27
QLOGIC CORP
filed 2016-02-04
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

As of January 29, 2016, 82,840,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27, 2015	March 29, 2015
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$87,069	$115,241
Marketable securities	212,405	201,174
Accounts receivable, less allowance for doubtful accounts of $992 and $1,297 as of December 27, 2015 and March 29, 2015, respectively	69,736	87,436
Inventories	40,276	29,978
Other current assets	17,023	21,802
Total current assets	426,509	455,631
Property and equipment, net	74,081	78,501
Goodwill	167,232	167,232
Purchased intangible assets, net	66,521	77,659
Deferred tax assets	44,424	48,880
Other assets	18,625	20,752
	$797,392	$848,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,756	$40,497
Accrued compensation	16,466	22,476
Accrued taxes	1,439	2,711
Other current liabilities	9,756	11,718
Total current liabilities	55,417	77,402
Accrued taxes	12,616	14,516
Other liabilities	6,937	9,721
Total liabilities	74,970	101,639
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 217,958,000 and 215,549,000 shares issued as of December 27, 2015 and March 29, 2015, respectively	218	215
Additional paid-in capital	1,010,007	983,579
Retained earnings	1,750,891	1,722,664
Accumulated other comprehensive loss	(1,392)	(99)
Treasury stock, at cost: 135,118,000 and 128,329,000 shares as of December 27, 2015 and March 29, 2015, respectively	(2,037,302)	(1,959,343)
Total stockholders’ equity	722,422	747,016
	$797,392	$848,655

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Unaudited; In thousands, except per share amounts)
Net revenues	$122,730	$140,203	$339,489	$387,155
Cost of revenues	50,163	57,802	139,405	158,649
Gross profit	72,567	82,401	200,084	228,506
Operating expenses:
Engineering and development	29,626	34,802	97,487	108,103
Sales and marketing	13,272	16,153	42,382	47,640
General and administrative	6,832	7,677	18,833	25,274
Special charges	1,381	69	10,614	4,872
Total operating expenses	51,111	58,701	169,316	185,889
Operating income	21,456	23,700	30,768	42,617
Interest and other income (expense), net	561	(269)	1,073	169
Income before income taxes	22,017	23,431	31,841	42,786
Income tax expense (benefit)	(1,416)	996	3,614	3,341
Net income	$23,433	$22,435	$28,227	$39,445
Net income per share:
Basic	$0.28	$0.26	$0.33	$0.45
Diluted	$0.28	$0.25	$0.32	$0.45
Number of shares used in per share calculations:
Basic	83,503	87,728	85,916	87,679
Diluted	84,307	88,527	86,876	88,294

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Unaudited; In thousands)
Net income	$23,433	$22,435	$28,227	$39,445
Other comprehensive income (loss), net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	(692)	(329)	(933)	(477)
Net realized losses (gains) reclassified into earnings	(57)	(3)	(58)	124
	(749)	(332)	(991)	(353)
Foreign currency translation adjustments	18	(391)	(302)	(602)
Total other comprehensive loss	(731)	(723)	(1,293)	(955)
Comprehensive income	$22,702	$21,712	$26,934	$38,490

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 27, 2015	December 28, 2014
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$28,227	$39,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,618	35,511
Stock-based compensation	12,157	15,178
Deferred income taxes	4,616	(316)
Asset impairments	1,954	1,455
Other non-cash items, net	674	1,257
Changes in operating assets and liabilities:
Accounts receivable	17,905	(29,892)
Inventories	(10,298)	(12,903)
Other assets	3,234	1,236
Accounts payable	(7,365)	4,121
Accrued compensation	(6,010)	(7,501)
Accrued taxes, net	(8,543)	1,147
Other liabilities	(3,846)	(11,398)
Net cash provided by operating activities	63,323	37,340
Cash flows from investing activities:
Purchases of available-for-sale securities	(173,476)	(123,431)
Proceeds from sales and maturities of available-for-sale securities	159,911	116,260
Purchases of property and equipment	(21,991)	(15,420)
Proceeds from disposition of assets held for sale	7,553	—
Net cash used in investing activities	(28,003)	(22,591)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	20,010	5,144
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,736)	(3,589)
Purchases of treasury stock	(78,859)	(11,834)
Other financing activities	1,093	(220)
Net cash used in financing activities	(63,492)	(10,499)
Net increase (decrease) in cash and cash equivalents	(28,172)	4,250
Cash and cash equivalents at beginning of period	115,241	91,258
Cash and cash equivalents at end of period	$87,069	$95,508

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015. The results of operations for the three and nine months ended December 27, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, income taxes, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board issued an accounting standard update to simplify the presentation of deferred income taxes.  Under this new standard, deferred tax assets and liabilities are required to be classified as noncurrent in a classified balance sheet.  The Company adopted this standard during the third quarter of fiscal 2016 on a retrospective basis resulting in the reclassification of $12.5 million of current deferred tax assets to noncurrent in the Company’s consolidated balance sheet as of March 29, 2015.

Note 2.Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 27, 2015
U.S. government and agency securities	$91,312	$20	$(311)	$91,021
Corporate debt obligations	88,618	19	(283)	88,354
Mortgage-backed securities	19,149	72	(75)	19,146
Municipal bonds	12,213	23	(10)	12,226
Other debt securities	1,663	—	(5)	1,658
	$212,955	$134	$(684)	$212,405
March 29, 2015
U.S. government and agency securities	$54,279	$173	$(12)	$54,440
Corporate debt obligations	99,117	257	(51)	99,323
Mortgage-backed securities	26,676	182	(36)	26,822
Municipal bonds	16,647	76	(2)	16,721
Other debt securities	3,860	8	—	3,868
	$200,579	$696	$(101)	$201,174

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities as of December 27, 2015, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$46,819	$46,782
Due after one year through three years	132,881	132,397
Due after three years through five years	21,724	21,672
Due after five years	11,531	11,554
	$212,955	$212,405

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 27, 2015 and March 29, 2015.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 27, 2015
U.S. government and agency securities	$83,818	$(311)	$—	$—	$83,818	$(311)
Corporate debt obligations	76,465	(274)	1,417	(9)	77,882	(283)
Mortgage-backed securities	10,112	(59)	1,901	(16)	12,013	(75)
Municipal bonds	3,087	(10)	—	—	3,087	(10)
Other debt securities	1,658	(5)	—	—	1,658	(5)
	$175,140	$(659)	$3,318	$(25)	$178,458	$(684)
March 29, 2015
U.S. government and agency securities	$16,607	$(12)	$—	$—	$16,607	$(12)
Corporate debt obligations	28,421	(51)	—	—	28,421	(51)
Mortgage-backed securities	4,174	(8)	4,581	(28)	8,755	(36)
Municipal bonds	921	(2)	—	—	921	(2)
	$50,123	$(73)	$4,581	$(28)	$54,704	$(101)

As of December 27, 2015 and March 29, 2015, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of December 27, 2015 and March 29, 2015, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of cash equivalents, accounts receivable and accounts payable approximates fair value because of the nature and short-term maturity of these financial instruments.

A summary of the assets measured at fair value on a recurring basis as of December 27, 2015 and March 29, 2015 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
December 27, 2015
Cash and cash equivalents	$87,069	$—	$87,069
Marketable securities:
U.S. government and agency securities	91,021	—	91,021
Corporate debt obligations	—	88,354	88,354
Mortgage-backed securities	—	19,146	19,146
Municipal bonds	—	12,226	12,226
Other debt securities	—	1,658	1,658
	91,021	121,384	212,405
	$178,090	$121,384	$299,474

March 29, 2015
Cash and cash equivalents	$115,241	$—	$115,241
Marketable securities:
U.S. government and agency securities	54,440	—	54,440
Corporate debt obligations	—	99,323	99,323
Mortgage-backed securities	—	26,822	26,822
Municipal bonds	—	16,721	16,721
Other debt securities	—	3,868	3,868
	54,440	146,734	201,174
	$169,681	$146,734	$316,415

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

Note 4.Inventories

Components of inventories are as follows:

	December 27, 2015	March 29, 2015
	(In thousands)
Raw materials	$11,978	$4,311
Finished goods	28,298	25,667
	$40,276	$29,978

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Treasury Stock

Since fiscal 2003, the Company has had various programs that authorized the purchase by the Company of its outstanding common stock, including a program approved in October 2014 of which the total authorized amount had been fully utilized as of December 27, 2015.  Shares purchased under these programs have been recorded as treasury shares and will be held as such until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

In November 2015, the Company’s Board of Directors approved a new program authorizing the purchase by the Company of up to $125 million of its outstanding common stock over a period of up to two years from the date of the initial purchase under the new program.  No shares have been purchased under this program as of December 27, 2015.

Note 6.Special Charges

A summary of the special charges recorded during the three and nine months ended December 27, 2015 and December 28, 2014, respectively, including the costs associated with all of the restructuring plans discussed below, is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(In thousands)
Exit costs	$664	$69	$8,660	$3,361
Asset impairments	717	—	1,954	1,011
Other charges	—	—	—	500
	$1,381	$69	$10,614	$4,872

September 2015 Initiative

In September 2015, the Company commenced a restructuring plan (September 2015 Initiative) designed to align its future operating expenses with its revenue expectations.  The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities.

During the three and nine months ended December 27, 2015, the Company recorded special charges of $1.3 million and $9.4 million, respectively, related to the September 2015 Initiative.  Special charges for the three months ended December 27, 2015 consisted of $0.6 million of exit costs and $0.7 million of asset impairment charges related to property and equipment.  Special charges for the nine months ended December 27, 2015 consisted of $7.5 million of exit costs and $1.9 million of asset impairment charges related to property and equipment.  Exit costs included severance and related costs associated with involuntarily terminated employees, as well as costs related to a leased facility that the Company ceased using during the three months ended December 27, 2015.  The exit costs related to the leased facility include a non-cash adjustment of $0.5 million related to the reversal of a deferred rent liability associated with this facility.

As of December 27, 2015, the Company had substantially completed the restructuring activities related to the September 2015 Initiative.  Activity and liability balances for exit costs related to this initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Charged to costs and expenses	$7,525	$(69)	$7,456
Payments	(6,944)	(130)	(7,074)
Non-cash adjustment	—	461	461
Balance as of December 27, 2015	$581	$262	$843

The unpaid exit costs related to the September 2015 Initiative are expected to be paid during fiscal 2016.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the nine months ended December 28, 2014, the Company recorded special charges of $3.6 million in connection with the March 2014 Initiative, consisting of $2.6 million of exit costs and $1.0 million of asset impairment charges related to abandoned property and equipment. The exit costs included severance and related costs associated with involuntarily terminated employees.

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

In connection with the June 2013 Initiative, the Company recorded special charges of $0.1 million and $0.6 million during the three and nine months ended December 27, 2015, respectively, and $0.1 million and $0.7 million for the three and nine months ended December 28, 2014, respectively.  Special charges for all periods consisted entirely of exit costs associated with severance and related costs for involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur less than $1 million of additional severance costs in connection with these employees over the requisite service period.

The aggregate amount of the special charges recorded in connection with the June 2013 Initiative is $25.5 million and consisted of $15.1 million of severance and related costs associated with involuntarily terminated employees, $5.9 million of facilities and other costs and $4.5 million of asset impairment charges primarily related to abandoned property and equipment.

Activity and liability balances for exit costs related to the June 2013 Initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 29, 2015	$2,476	$7,576	$10,052
Charged to costs and expenses	555	—	555
Payments	(1,121)	(1,737)	(2,858)
Balance as of December 27, 2015	$1,910	$5,839	$7,749

The unpaid exit costs related to the June 2013 Initiative are expected to be paid over the terms of the related agreements through fiscal 2018.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the total unpaid exit costs for all restructuring plans, by classification, included in the condensed consolidated balance sheets is as follows:

	December 27, 2015	March 29, 2015
	(In thousands)
Other current liabilities	$3,331	$3,664
Other liabilities	5,261	7,553
	$8,592	$11,217

Note 7. Income Taxes

The Company’s income tax expense (benefit) was $(1.4) million and $3.6 million for the three and nine months ended December 27, 2015, respectively, and $1.0 million and $3.3 million for the three and nine months ended December 28, 2014, respectively.  Income tax expense (benefit) was positively impacted by the retroactive reinstatement of the federal research tax credit totaling $3.0 million for each of the three and nine months ended December 27, 2015 and $3.7 million for each of the three and nine months ended December 28, 2014.  Income tax expense for the nine months ended December 27, 2015 and December 28, 2014 was also impacted by the negative effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.  The Company’s income tax expense is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, in the applicable quarterly periods of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

Note 8.Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(In thousands, except per share amounts)
Net income	$23,433	$22,435	$28,227	$39,445
Shares:
Weighted-average shares outstanding — basic	83,503	87,728	85,916	87,679
Dilutive potential common shares, using treasury stock method	804	799	960	615
Weighted-average shares outstanding — diluted	84,307	88,527	86,876	88,294
Net income per share:
Basic	$0.28	$0.26	$0.33	$0.45
Diluted	$0.28	$0.25	$0.32	$0.45

Stock-based awards, including stock options and restricted stock units, representing 6.5 million and 6.6 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended December 27, 2015, respectively, and 8.9 million and 10.7 million shares of common stock have been excluded from the diluted per share calculations for the three and nine months ended December 28, 2014, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

Note 9.Legal Proceedings

In September 2015, a purported class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain individual defendants.  The plaintiff, Phyllis Hull, purports to represent a class of persons who purchased the Company’s common stock between April 30, 2015 and July 30, 2015.  The plaintiff alleges that the defendants, including a former officer and a current officer, engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results and future

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business prospects in violation of federal securities laws.  The plaintiff seeks compensatory damages, interest and an award of reasonable attorneys’ fees and costs.

In October 2015, Stephen Kramer filed a shareholder derivative complaint in the Orange County, California, Superior Court purportedly on behalf of the Company against certain current and former officers and directors of the Company.  The plaintiff alleges breaches of fiduciary duty, unjust enrichment, corporate waste, aiding and abetting breaches of fiduciary duty, and improper insider sales of stock in violation of California law based on the allegation that, since October 17, 2014, the individual defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, internal controls and future business prospects.  The plaintiff seeks an award of damages and restitution to the Company from the individual defendants, disgorgement of the defendants’ profits and compensation, an order requiring the Company to reform and improve its corporate governance, and an award of costs and attorneys’ fees to the plaintiff and its counsel.

The Company currently believes that it is not probable that the disposition of these matters will have a material adverse effect on the Company’s financial condition or results of operations.

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

Our products are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors. Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements. These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc., EMC Corporation, Fujitsu Ltd., Hewlett Packard Enterprise Company, Huawei Technologies Co. Ltd., Inspur Group Co., Ltd., International Business Machines Corporation, Lenovo Group Ltd., NetApp, Inc., Oracle Corporation and Pure Storage, Inc.

Third Quarter Financial Highlights

A summary of our financial performance during the third quarter of fiscal 2016 is as follows:

•

Net revenues for the third quarter of fiscal 2016 increased 19% to $122.7 million from $103.4 million in the second quarter of fiscal 2016. Revenues from Advanced Connectivity Platforms increased 20% to $112.4 million during the third quarter of fiscal 2016 from $93.4 million in the second quarter of fiscal 2016. Revenues from Legacy Connectivity Products were $10.3 million in the third quarter of fiscal 2016 compared to $10.0 million in the second quarter of fiscal 2016.

•	Gross profit as a percentage of net revenues was 59.1% in the third quarter of fiscal 2016 compared to 59.2% in the second quarter of fiscal 2016.
•

Operating income for the third quarter of fiscal 2016 increased to $21.5 million from $2.2 million in the second quarter of fiscal 2016. We recorded special charges of $1.4 million during the third quarter of fiscal 2016 and $8.2 million during the second quarter of fiscal 2016.

•	Net income increased to $23.4 million, or $0.28 per diluted share, in the third quarter of fiscal 2016 from $2.2 million, or $0.03 per diluted share, in the second quarter of fiscal 2016.
•	Cash, cash equivalents and marketable securities totaled $299.5 million as of December 27, 2015 compared to $307.7 million as of September 27, 2015.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$112.4	$124.7	$308.4	$344.3
Legacy Connectivity Products	10.3	15.5	31.1	42.9
	$122.7	$140.2	$339.5	$387.2
Percentage of net revenues:
Advanced Connectivity Platforms	92%	89%	91%	89%
Legacy Connectivity Products	8	11	9	11
	100%	100%	100%	100%

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

Net revenues of $122.7 million for the three months ended December 27, 2015 decreased from $140.2 million for the three months ended December 28, 2014. The decrease in net revenues was the result of a $12.3 million, or 10%, decrease in revenue from Advanced Connectivity Platforms, and a $5.2 million, or 34%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in the units sold.  The decrease in revenue from Legacy Connectivity Products was also primarily due to a decrease in the units sold.  We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

Net revenues of $339.5 million for the nine months ended December 27, 2015 decreased from $387.2 million for the nine months ended December 28, 2014. The decrease in net revenues was the result of a $35.9 million, or 10%, decrease in revenue from Advanced Connectivity Platforms, and an $11.8 million, or 27%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in the units sold.  The decrease in revenue from Legacy Connectivity Products was also primarily due to a decrease in the units sold.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80% and 84% of net revenues during the nine months ended December 27, 2015 and December 28, 2014, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Dollars in millions)
United States	$39.0	$52.9	$113.9	$147.4
Asia-Pacific and Japan	59.6	59.3	161.1	165.1
Europe, Middle East and Africa	21.3	23.3	56.0	61.5
Rest of world	2.8	4.7	8.5	13.2
	$122.7	$140.2	$339.5	$387.2

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States, China and Hong Kong are the only countries that represented 10% or more of net revenues during the three and nine months ended December 27, 2015. Net revenues from customers in China were $19.5 million and $58.3 million during the three and nine months ended December 27, 2015, respectively.  Net revenues from customers in Hong Kong were $16.3 million and $43.1 million during the three and nine months ended December 27, 2015, respectively. The United States and China are the only countries that represented 10% or more of net revenues during the three and nine months ended December 28, 2014. Net revenues from customers in China were $23.6 million and $64.9 million for the three and nine months ended December 28, 2014, respectively.

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

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Dollars in millions)
Gross profit	$72.6	$82.4	$200.1	$228.5
Percentage of net revenues	59.1%	58.8%	58.9%	59.0%

Gross profit for the three months ended December 27, 2015 decreased $9.8 million, or 12%, from gross profit for the three months ended December 28, 2014. The gross profit percentage for the three months ended December 27, 2015 increased to 59.1%, from 58.8% for the three months ended December 28, 2014.  The decrease in gross profit was primarily due to a decrease in net revenues.

Gross profit for the nine months ended December 27, 2015 decreased $28.4 million, or 12%, from gross profit for the nine months ended December 28, 2014. The gross profit percentage for the nine months ended December 27, 2015 was 58.9%, comparable to the 59.0% for the corresponding period in the prior year. The decrease in gross profit was primarily due to a decrease in net revenues.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(Dollars in millions)
Operating expenses:
Engineering and development	$29.6	$34.8	$97.5	$108.1
Sales and marketing	13.3	16.1	42.4	47.6
General and administrative	6.8	7.7	18.8	25.3
Special charges	1.4	0.1	10.6	4.9
	$51.1	$58.7	$169.3	$185.9
Percentage of net revenues:
Engineering and development	24.1%	24.8%	28.7%	27.9%
Sales and marketing	10.8	11.5	12.5	12.3
General and administrative	5.6	5.5	5.6	6.5
Special charges	1.1	0.1	3.1	1.3
	41.6%	41.9%	49.9%	48.0%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended December 27, 2015, engineering and development expenses decreased to $29.6 million from $34.8 million for the three months ended December 28, 2014. The decrease was primarily due to a $2.9 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans, and a $1.1 million decrease in equipment depreciation and maintenance costs.

During the nine months ended December 27, 2015, engineering and development expenses decreased to $97.5 million from $108.1 million for the nine months ended December 28, 2014.  The decrease was primarily due to a $6.6 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans, and a $2.5 million decrease in equipment depreciation and maintenance costs.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased to $13.3 million for the three months ended December 27, 2015 from $16.1 million for the three months ended December 28, 2014.  The decrease was primarily due to a decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans.

During the nine months ended December 27, 2015, sales and marketing expenses decreased to $42.4 million from $47.6 million for the nine months ended December 28, 2014. The decrease was primarily due to a decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses decreased to $6.8 million for the three months ended December 27, 2015 from $7.7 million for the three months ended December 28, 2014. The decrease was primarily due to a decrease in cash compensation and related employee benefit costs.

General and administrative expenses decreased to $18.8 million for the nine months ended December 27, 2015 from $25.3 million for the nine months ended December 28, 2014.  The decrease was primarily due to a $2.7 million decrease in cash compensation and related employee benefit costs, a $1.5 million decrease in stock-based compensation and a $1.5 million decrease in consulting and outside services.

Special Charges. During the three and nine months ended December 27, 2015, we recorded special charges of $1.4 million and $10.6 million, respectively.  The special charges for the three months ended December 27, 2015 consisted of $0.7 million of exit costs and $0.7 million of asset impairment charges.  The special charges for the nine months ended December 27, 2015 consisted of $8.7 million of exit costs and $1.9 million of asset impairment charges.

During the three and nine months ended December 28, 2014, we recorded special charges of $0.1 million and $4.9 million, respectively. The special charges for the three months ended December 28, 2014 consisted entirely of exit costs.  The special charges for the nine months ended December 28, 2014 consisted of $3.4 million of exit costs, $1.0 million of asset impairment charges and $0.5 million of other charges.

Exit costs primarily include severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period.

In connection with all of our restructuring initiatives, we expect to incur less than $1 million of additional charges.

The unpaid exit costs of $8.6 million as of December 27, 2015 are expected to be paid over the terms of the related agreements through fiscal 2018, including $3.3 million during the next twelve months.

Income Taxes

Our provision for income taxes was $3.6 million and $3.3 million for the nine months ended December 27, 2015 and December 28, 2014, respectively.  Income tax expense was positively impacted by the retroactive reinstatement of the federal research tax credit totaling $3.0 million and $3.7 million for the nine months ended December 27, 2015 and December 27, 2014, respectively.  Income tax expense was also impacted by the negative effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.  Our income tax expense is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items during the applicable quarterly periods.

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

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities decreased to $299.5 million as of December 27, 2015 from $316.4 million as of March 29, 2015. As of December 27, 2015 and March 29, 2015, our international subsidiaries held $264.3 million and $248.0 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of December 27, 2015.

Operating, Investing and Financing Activities

Cash provided by operating activities increased to $63.3 million for the nine months ended December 27, 2015 from $37.3 million for the nine months ended December 28, 2014. Operating cash flow for the nine months ended December 27, 2015 consisted of our net income of $28.2 million and net non-cash expenses of $50.0 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $14.9 million. Net non-cash expenses consisted primarily of $30.6 million of depreciation and amortization and $12.2 million of stock-based compensation.  The changes in operating assets and liabilities during this period consisted primarily of a $10.3 million increase in inventory, an $8.5 million decrease in accrued taxes, net, a $7.4 million decrease in accounts payable and a $6.0 million decrease in accrued compensation, partially offset by a $17.9 million decrease in accounts receivable.  The increase in inventory was primarily due to product purchases in connection with our transition away from one of our contract manufacturers and in support of anticipated future customer demand, as well as changes in our product fulfillment model.  The decrease in accrued taxes, net, was primarily due to lower taxable income.  The decreases in accounts payable and accrued compensation were primarily due to the timing of payment obligations.  The decrease in accounts receivable was primarily due to a decrease in net revenues, as well as the timing of customer shipments and cash collections during the period.

Cash provided by operating activities for the nine months ended December 28, 2014 consisted of our net income of $39.4 million and net non-cash expenses of $53.1 million, offset by net cash used as a result of changes in operating assets and liabilities of $55.2 million.  Net non-cash expenses consisted primarily of $35.5 million of depreciation and amortization and $15.2 million of stock-based compensation.  The changes in operating assets and liabilities consisted primarily of a $29.9 million increase in accounts receivable, a $12.9 million increase in inventory and an $11.4 million decrease in other liabilities. The increase in accounts receivable was primarily due to an increase in net revenues and the timing of cash collections. The increase in inventory was primarily due to product purchases in support of anticipated future customer demand and advance purchases of ASICs with long lead times. The decrease in other liabilities was primarily due to the payment of severance and related costs associated with our restructuring plans.

Cash used in investing activities was $28.0 million for the nine months ended December 27, 2015 and consisted of $22.0 million of purchases of property and equipment and $13.6 million of net purchases of available-for-sale securities, partially offset by $7.6 million of proceeds from the disposition of assets held for sale.  During the nine months ended December 28, 2014, cash used in investing activities was $22.6 million and consisted of $15.4 million of purchases of property and equipment and $7.2 million of net purchases of available-for-sale securities.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies, machinery and equipment, and enhancements to our corporate information technology infrastructure.

Cash used in financing activities was $63.5 million for the nine months ended December 27, 2015 and consisted primarily of $78.9 million of purchases of common stock under our stock purchase program and $5.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $20.0 million of proceeds from the issuance of common stock under stock-based awards.  During the nine months ended December 28, 2014, cash used in financing activities was $10.5 million and consisted primarily of $11.8 million of purchases of common stock under our stock purchase program and $3.6 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $5.1 million of proceeds from the issuance of common stock under stock-based awards.

Since fiscal 2003, our Board of Directors has authorized various programs to purchase shares of our outstanding common stock. In November 2015, our Board of Directors approved a program authorizing the purchase of up to $125 million of our outstanding common stock over a period of up to two years from the date of the initial purchase under the new program.  No shares have been purchased under this program as of December 27, 2015.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of December 27, 2015, and their impact on our cash flows in future fiscal years, is as follows:

	2016 (Remaining three months)	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Operating leases	$2.7	$6.9	$3.7	$1.5	$1.2	$0.7	$16.7
Non-cancelable purchase obligations	27.1	20.5	—	—	—	—	47.6
	$29.8	$27.4	$3.7	$1.5	$1.2	$0.7	$64.3

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $12.6 million as of December 27, 2015. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For a description of the accounting policies that we believe to be our most critical accounting policies and estimates, see Critical Accounting Policies and Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 29, 2015. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended December 27, 2015. These accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 27, 2015, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of December 27, 2015 consists of $212.4 million of securities, all of which are classified as available-for-sale. As of December 27, 2015, we had gross unrealized losses associated with our available-for-sale securities of $0.7 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 27, 2015. There was no change in our internal control over financial reporting during our quarter ended December 27, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

On September 28, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain individual defendants.  The plaintiff, Phyllis Hull, purports to represent a class of persons who purchased the Company’s common stock between April 30, 2015 and July 30, 2015.  The plaintiff alleges that the defendants, including a former officer and a current officer, engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results and future business prospects in violation of federal securities laws.  The plaintiff seeks compensatory damages, interest and an award of reasonable attorneys’ fees and costs.

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

The Company currently believes that it is not probable that the disposition of the matters described above will have a material adverse effect on the Company’s financial condition or results of operations.

Various other lawsuits, claims and proceedings have been or may be instituted against the Company. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims and proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the Company’s financial condition or results of operations.  Based on an evaluation of such other matters that are pending or asserted, management believes the disposition of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

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

As noted above, Avago acquired Emulex in May 2015 and, as a result, Avago is a competitor in both the Fibre Channel and Ethernet markets. In February 2016, Avago acquired Broadcom Corporation (Broadcom), which was our primary supplier of Ethernet ASICs. Avago is our primary Fibre Channel ASIC supplier and is now our primary Ethernet ASIC supplier. We have long-term supply contracts in place that we believe safeguard our supply of Fibre Channel and Ethernet ASICs. Should our suppliers fail to adhere to the terms of our supply contracts and if the remedies in the contracts fail to adequately protect us, our supply of Fibre Channel and Ethernet ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80% and 84% of net revenues for the nine months ended December 27, 2015 and December 28, 2014, respectively. Total revenue from our three largest customers, Hewlett Packard Enterprise Company, Dell Inc. (Dell), and Lenovo Group Ltd. (Lenovo), collectively accounted for more than 50% of net revenues for the nine months ended December 27, 2015. Total revenue from our three largest customers, Hewlett-Packard Company, International Business Machines Corporation (IBM), and Dell, collectively accounted for more than 50% of net revenues for the nine months ended December 28, 2014. In November 2015, Hewlett-Packard Company separated itself into two new public companies, HP Inc. and Hewlett Packard Enterprise Company. In October 2014, IBM and Lenovo completed the initial closing for Lenovo’s acquisition of IBM’s x86 server business. To the extent unexpected transition issues occur in connection with either of these transactions, we could experience an adverse effect on our business or results of operations.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. For example, Dell has announced its intention to acquire EMC Corporation. There is also a possibility that one of our large customers could acquire one of our current competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

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

Avago, our primary Fibre Channel ASIC supplier, acquired Emulex in May 2015. Emulex has historically been our principal competitor in the Fibre Channel market. In February 2016, Avago acquired Broadcom, which was our primary supplier of Ethernet ASICs. We have long-term supply contracts in place that we believe safeguard our supply of Fibre Channel and Ethernet ASICs. Should our suppliers fail to adhere to the terms of our supply contracts and if the remedies in the contracts fail to adequately protect us, our supply of Fibre Channel and Ethernet ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

We are currently transitioning away from one of our contract manufacturers as part of a consolidation plan. We have already begun the transition of certain product lines and expect to complete the transition by the end of March 2016. We believe that our remaining contract manufacturers have sufficient capacity and redundancy such that their ability to produce products for us will not be significantly impacted. However, we might incur significant expenses in connection with our transition, including expenses related to excess and obsolete inventory, equipment transportation, qualification of new manufacturing lines at existing contract manufacturers, and increased product costs. The incurrence of any such expenses, or any delay in the transition, could have a material adverse effect on our business, financial condition or results of operations.

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

International revenues accounted for 66% and 62% of our net revenues for the nine months ended December 27, 2015 and December 28, 2014, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of December 27, 2015, our international subsidiaries held $264.3 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of December 27, 2015, we held short-term marketable securities totaling $212.4 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of December 27, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, our Board of Directors approved a program under which the Company could purchase up to $100 million of its common stock of which the total authorized amount had been fully utilized as of December 27, 2015.

In November 2015, our Board of Directors approved a new program authorizing the Company to purchase up to $125 million of its outstanding common stock over a period of up to two years from the date of the initial purchase under the new program. No shares were purchased under this program during the third quarter of fiscal 2016.

Set forth below is information regarding our stock purchases made during the third quarter of fiscal 2016 under these programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
September 28, 2015 – October 25, 2015	1,390,000	$10.80	1,390,000	$14,826,000
October 26, 2015 – November 22, 2015	836,000	$12.56	836,000	$129,327,000
November 23, 2015 – December 27, 2015	335,000	$12.90	335,000	$125,000,000
	2,561,000	$11.65	2,561,000	$125,000,000

Item 6.Exhibits

Exhibits

Exhibit No.

10.1	Severance and Release Agreement, dated January 13, 2016, by and between the Company and Milind Karnik.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Acting Chief Executive Officer,
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 4, 2016

EXHIBIT INDEX

Exhibit No.

10.1	Severance and Release Agreement, dated January 13, 2016, by and between the Company and Milind Karnik.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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