Form 10-K
period 2016-04-03
QLOGIC CORP
filed 2016-05-26
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 25, 2015 was $831,623,000 (based on the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Select Market on such date).

As of May 18, 2016, 83,186,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

On January 17, 2014, we completed the acquisition from Brocade Communications Systems, Inc. of certain assets related to its Fibre Channel and converged network adapter business.  On March 13, 2014, we completed the acquisition from Broadcom Corporation of certain 10/25/40/50/100Gb Ethernet controller-related assets.

Unless the context indicates otherwise, “we,” “our,” “us,” “QLogic” and the “Company” each refer to QLogic Corporation and its subsidiaries.

All references to years refer to our fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014, as applicable, unless calendar years are specified.

Our Networking Products

We design and supply high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise, managed service provider and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking.

Our products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, data networks and converged networks. Storage networks are used to provide access to storage across enterprise environments. Fibre Channel is currently a dominant technology for enterprise storage networking.  Data networks are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet.  Converged networks are designed to address the evolving data center by consolidating and unifying storage and data networks, using high-speed Ethernet.  Fibre Channel over Ethernet (FCoE) is a converged networking technology that uses high-speed Ethernet for both storage and data transmission.  Internet Small Computer System Interface (iSCSI) is an alternative to FCoE and provides storage over Ethernet capabilities.  Our converged network products can support storage networking and data networking capability covering a variety of protocols either individually or in combination.

Our products are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.  Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements, as well as managed service and cloud service providers. The data center and business applications that drive requirements for our networking connectivity products include:

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

Our products consist primarily of connectivity products such as adapters and application-specific integrated circuits (ASICs). Adapters reside in server or storage systems and provide high performance connectivity for data and storage networks. The ASICs that we sell are used in servers, storage systems and switches.

We provide Fibre Channel, high-speed Ethernet and converged network adapters and ASICs for rack and tower servers, as well as custom adapters and ASICs for bladed servers.  Our adapters and ASICs are also used in a variety of storage systems.

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

Advanced Connectivity Platforms accounted for 91%, 89% and 84% of our net revenues for fiscal 2016, 2015 and 2014, respectively.  For a summary of our net revenues by product category, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.

Customers

Our products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc. (Dell), EMC Corporation, Fujitsu Ltd., Hewlett Packard Enterprise Company (HPE), Huawei Technologies Co. Ltd., Inspur Group Co., Ltd., International Business Machines Corporation (IBM), Lenovo Group Ltd., NetApp, Inc., Oracle Corporation and Pure Storage, Inc.  A small number of these customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80%, 81% and 83% of net revenues during fiscal 2016, 2015 and 2014, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2016	2015	2014
HPE	26%	27%	24%
Dell	17%	17%	15%
IBM	*	11%	17%

*	Less than 10% of net revenues

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

International revenues accounted for 67%, 63% and 58% of our net revenues for fiscal 2016, 2015 and 2014, respectively.  For additional information on our international sales and operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7 of this report.  For a discussion of risks related to our foreign operations, see Risk Factors, included in Part I, Item 1A of this report.

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

Our sales and marketing efforts are focused on establishing and developing long-term relationships with our OEM customers, ODM customers and distribution partners, as well as brand preference activities. The sales cycle for OEMs typically begins with the identification of a requirement that could be potentially fulfilled with an existing QLogic product or a product based on a new technology.  The cycle continues with technical and sales collaboration with the OEM and, if successful, leads to one of our product designs being selected as a component in a customer’s server or storage system. We then work closely with the customer to integrate our products with the customer’s current and future generations of products or platforms. This cycle, from opportunity identification to initial production shipment, typically ranges from six to 36 months.  Following initial production shipment, our sales efforts are focused on educating the OEM’s sales and marketing teams on the applications and benefits of our products to drive brand preference.  The brand preference phase of the sales activities can last for the duration of the OEM program.

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

We are engaged in the design and development of ASICs and adapters that are primarily based on one or more of Fibre Channel, iSCSI, FCoE and Ethernet technologies.

We continue to invest in engineering and development to expand our capabilities to address the emerging technologies in the rapid evolution of storage, data and converged networks. During fiscal 2016, 2015 and 2014, we incurred engineering and development expenses of $128.8 million, $144.3 million and $147.0 million, respectively.

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

Competition

The markets for networking connectivity products are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. We believe the principal competitive factors in our industry include:

•	time-to-market;
•	features and functionality;
•	product quality, reliability and performance;
•	price;
•	product innovation;

•	overall product portfolio;
•	customer relationships;
•	design capabilities;
•	customer service and technical support; and
•	interoperability of components in storage, data and converged networks.

Due to the diversity of products required in storage, data and converged networking, we compete with many companies.  In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Broadcom Limited (formerly known as Avago Technologies Limited), who acquired our former long-time competitor Emulex Corporation in May 2015.  In the high-speed Ethernet adapter and ASIC markets, which include converged networking products such as FCoE and iSCSI, we compete primarily with Broadcom Limited, Mellanox Technologies, Ltd. and Intel Corporation.  We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

Manufacturing

We use ASIC industry suppliers to access foundries for the manufacture of ASICs, which we sell as standalone products or integrate into our adapter and switch products.  This approach allows us to avoid the high costs of owning, operating, maintaining and upgrading wafer fabrication and assembly facilities. As a result, we focus our resources on product design and development, quality assurance, sales and marketing, and supply chain management. Prior to the sale of our adapter and ASIC products, final tests are performed to ensure quality.  Product test, customer-specific configuration and product localization are completed by third-party service providers or by us.  We also provide fabrication process reliability tests, as required, and conduct failure analysis to confirm the integrity of our quality assurance procedures. These reliability and failure analysis tests may be completed by third-party providers or by us.

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

We depend on our ASIC suppliers to work with wafer foundries to allocate a portion of their capacity sufficient to meet our needs and to produce products of acceptable quality and with satisfactory manufacturing yields in a timely manner. These foundries fabricate products for other companies and, in certain cases, manufacture products of their own design. We do not have long-term supply agreements directly with any of these foundries; we purchase both wafers and finished chips from our ASIC suppliers on a discrete purchase order basis. Therefore, in the event of foundry capacity constraints, our ASIC suppliers may not be able to satisfy our demand for products.

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

For our adapter and switch products, we use third-party contract manufacturers for material procurement, assembly, test and inspection in a turnkey model, prior to shipment to our customers.  These contract manufacturers are primarily located outside the United States.  To the extent that we rely on these contract manufacturers, we are not able to directly control product delivery schedules and quality assurance.  The loss of our largest contract manufacturer could significantly impact our ability to produce products for an indefinite period of time.  Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process.

While we believe that we have good relationships with our contract manufacturers, if a contract manufacturer moves the production lines for our products to new locations, or otherwise experiences delays, disruptions, capacity constraints, component part shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in the loss or postponement of revenue and potential harm to our competitive position and relationships with customers.

Certain key components used in the manufacture of our products are purchased from single or limited sources.  ASICs are purchased from single sources. For example, in connection with our acquisition of certain 10/25/40/50/100Gb Ethernet controller-related assets, we entered into a development and supply agreement which requires us to purchase certain ASICs used in the related products exclusively from Broadcom Corporation, which was recently acquired by Avago Technologies Limited and renamed Broadcom Limited.  Other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources.  If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever or significantly change its relationship with us, we may be unable to produce certain of our products until alternative suppliers are identified and qualified.

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

We have in the past received notices of claimed infringement of intellectual property rights and been involved in intellectual property litigation. There can be no assurance that third parties will not assert additional claims of infringement of intellectual property rights against us, or against customers or others whom we are contractually obligated to indemnify, with respect to existing and future products. In the event of a patent or other intellectual property dispute, we may be required to expend significant resources to defend such claims, develop non-infringing technology or obtain licenses to the technology that is the subject of the claim. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

Working Capital

Our working capital was $402.3 million as of April 3, 2016, which includes $354.8 million of cash, cash equivalents and marketable securities.  For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, included in Part II, Item 7 of this report.

Employees

We had 782 employees as of May 18, 2016. We believe our future prospects will depend, in part, on our ability to continue to attract, train, motivate, retain and manage skilled engineering, sales, marketing and executive personnel. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are risks and uncertainties that could cause our actual results of operations to differ materially from the results contemplated by the forward-looking statements contained in this report or otherwise publicly disclosed by the Company.

Our operating results may fluctuate in future periods, which could cause our stock price to decline.

We have experienced, are currently experiencing, and expect to experience in future periods, fluctuations in sales and operating results from quarter to quarter. For example, the market for our Fibre Channel products is mature and has declined during recent periods. The lack of growth in the Fibre Channel market may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise workloads are moving to cloud data centers, which primarily use Ethernet solutions as their connectivity protocol.  To the extent the Fibre Channel market declines, our quarterly operating results would be negatively impacted.

We have made, and continue to make, significant investments in the development and sale of our Ethernet products. The market for our Ethernet products is highly competitive. Some of our competitors are large, well-established companies that have significant competitive advantages over us. To the extent that we are unable to effectively compete in this market, our quarterly operating results would be negatively impacted.

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

Fluctuations in our quarterly operating results may also be the result of:

•	the timing, size and mix of orders from customers;
•	gain or loss of significant customers or market share;
•	server refresh cycles, including the timing, rate of market acceptance and growth in volume shipments of products based on the new technology;
•	industry consolidation among our competitors, our customers or our suppliers;
•	customer inventory levels of our products;
•	sales discounts and customer incentives;
•	the availability and sale of new products;
•	changes in our average selling prices;
•	variations in manufacturing capacities, efficiencies and costs;

•	the availability and cost of components, including application-specific integrated circuits (ASICs);
•	variations in product development costs, especially related to advanced technologies;
•	variations in operating expenses;
•	impairments of long-lived assets, including goodwill, purchased intangible assets, and property and equipment;
•	changes in effective income tax rates, including those resulting from changes in tax laws;
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

The markets for networking connectivity products are highly competitive and characterized by short product life cycles, price erosion, rapidly changing technology, frequent product performance improvements and evolving industry standards. Due to the diversity of products required in storage, data and converged networking, we compete with many companies. In the traditional enterprise storage Fibre Channel adapter and ASIC markets, our primary competitor is Broadcom Limited (formerly known as Avago Technologies Limited), who acquired our former long-time competitor Emulex Corporation (Emulex) in May 2015. In the high-speed Ethernet adapter and ASIC markets, which include converged networking products such as Fibre Channel over Ethernet (FCoE) and Internet Small Computer Systems Interface (iSCSI), we compete primarily with Broadcom Limited, Mellanox Technologies, Ltd. and Intel Corporation (Intel). We may also compete with some of our server and storage systems customers, some of which have the capability to develop products comparable to those we offer.

Some of our competitors, including Broadcom Limited and Intel, have significantly more engineering, sales and marketing resources than us to dedicate to developing and penetrating markets, offer a much broader portfolio of products to customers, and have cost advantages over us due to their vertical integration and greater scale of operations. Should these companies successfully leverage these competitive advantages, our business could significantly deteriorate and our results of operations would be materially and adversely affected.

As noted above, Broadcom Limited acquired Emulex in May 2015 and, as a result, Broadcom Limited is a competitor in both the Fibre Channel and Ethernet markets. In February 2016, Avago Technologies Limited (now known as Broadcom Limited) acquired Broadcom Corporation, which was our primary supplier of Ethernet ASICs. Broadcom Limited is our primary Fibre Channel ASIC supplier and is now our primary Ethernet ASIC supplier. We have long-term supply contracts in place that we believe safeguard our supply of Fibre Channel and Ethernet ASICs. Should this supplier fail to adhere to the terms of our supply contracts and if the remedies in the contracts fail to adequately protect us, our supply of Fibre Channel and Ethernet ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

Certain countries around the world, including but not limited to China, have experienced and are continuing to experience economic weakness and uncertainty. Political instability in certain regions of the world is significantly contributing to this economic uncertainty. Economic uncertainty is adversely affecting, and in the future may continue to adversely affect, IT spending rates. For example, certain of our large OEM customers are reporting significant weakness in particular markets and geographies. Reductions in IT spending rates have resulted in reduced sales volumes, and could result in lower prices for our products, longer sales cycles, increased inventory provisions and increased production costs, all of which could negatively impact our results of operations.

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

Our future success largely depends on our key engineering, sales, marketing and executive personnel, including highly skilled ASIC design personnel and software developers. Our Chief Executive Officer resigned in August 2015 and we appointed Jean Hu as Acting Chief Executive Officer and Christine King as Executive Chairman. It is important that we retain key personnel. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business could be adversely affected.

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

Our gross margin is expected to vary over time primarily due to product mix, including the mix of Fibre Channel and Ethernet product sales. Our gross margins may also be adversely affected by numerous factors, including:

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

Our products are used in storage, data and converged networks, and therefore our business is dependent on these markets. Our success in generating revenue in these markets will depend on, among other things, our ability to:

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 80%, 81% and 83% of net revenues during fiscal 2016, 2015 and 2014, respectively. Total revenue from our three largest customers during fiscal 2016, Hewlett Packard Enterprise Company, Dell Inc. (Dell), and Lenovo Group Ltd. (Lenovo), collectively accounted for more than 50% of fiscal 2016 net revenues. Total revenue from our three largest customers during fiscal 2015 and 2014, Hewlett-Packard Company, Dell and International Business Machines Corporation (IBM), collectively accounted for more than 50% of net revenues for such periods. In November 2015, Hewlett-Packard Company separated itself into two new public companies, HP Inc. and Hewlett Packard Enterprise Company. In early 2015, Lenovo completed the closing of its acquisition of IBM’s x86 server business.

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

Some of our products are based on FCoE or high-speed Ethernet technologies. FCoE is a converged networking technology that provides a unified storage and data network over Enhanced Ethernet, while preserving the investment by end users in their existing Fibre Channel infrastructure and storage. High-speed Ethernet is a technology for use in enterprise, managed service provider and cloud service provider data centers. The market for high-speed Ethernet products includes well-established participants who have significantly more engineering, sales and marketing resources to dedicate to developing and penetrating the market than we do. An inability to maintain, or build on, our market share in the Fibre Channel, high-speed Ethernet or converged markets, or the failure of these markets to expand, could have a material adverse effect on our business or results of operations.

We are dependent on sole source and limited source suppliers for certain key components.

Certain key components used in the manufacture of our products are purchased from single or limited sources. ASICs are purchased from single sources. For example, in connection with our acquisition of certain 10/25/40/50/100Gb Ethernet controller-related assets, we entered into a development and supply agreement which requires us to purchase certain ASICs used in the related products exclusively from Broadcom Corporation. Other key components such as microprocessors, logic chips, power supplies and programmable logic devices are purchased from limited sources. If one of these suppliers experiences an interruption in its ability to supply our needs, or chooses to sever or significantly change its relationship with us, we may be unable to produce certain of our products, which could result in the loss of customers and have a material adverse effect on our results of operations.

Broadcom Limited, our primary Fibre Channel ASIC supplier, acquired Emulex in May 2015. Emulex had historically been our principal competitor in the Fibre Channel market. In February 2016, Avago Technologies Limited (now known as Broadcom Limited) acquired Broadcom Corporation, which was our primary supplier of Ethernet ASICs. We have long-term supply contracts in place that we believe safeguard our supply of Fibre Channel and Ethernet ASICs. Should our suppliers fail to adhere to the terms of our supply contracts and if the remedies in the contracts fail to adequately protect us, our supply of Fibre Channel and Ethernet ASICs could be at risk or more costly, and our business and results of operations could be materially and adversely affected.

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

In addition, the loss of our largest third-party contract manufacturer could significantly impact our ability to produce products for an indefinite period of time. Qualifying a new contract manufacturer and commencing volume production is a lengthy and expensive process. Some customers will not purchase any products, other than a limited number of evaluation units, until they qualify the manufacturing line for the product. If we are required to change a contract manufacturer or if a contract manufacturer moves the production lines for our products to new locations, or otherwise experiences delays, disruptions, capacity constraints, component part shortages or quality control problems in its manufacturing operations, shipment of our products to our customers could be delayed, resulting in loss or postponement of revenues and potential harm to our competitive position and relationships with customers.

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

We expect the average unit prices of our products (on a like-for-like product comparison basis) to decline in the future as a result of competitive pricing pressures, increased sales discounts and customer incentives, new product introductions by us or our competitors, or other factors. In addition, the market opportunities we are pursuing in managed service provider and cloud service provider data centers are more price competitive than other markets we serve. If we are unable to offset these factors by increasing sales volumes or reducing product manufacturing costs, our total revenues and gross margins may decline. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenues. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, our revenues, gross margins and profitability could decline.

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

Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions, and changes in our ability to realize deferred tax assets. Significant judgment and estimates are required in determining the impact on our effective tax rate related to these items, including whether it is more likely than not that some or all of our deferred tax assets will be realized. Such estimates are subject to uncertainty due to various factors, including the economic environment, industry and market conditions, and the length of time of the projections included in the analyses. If our actual results are less favorable than current estimates, or we revise our estimates downward in future analyses, a valuation allowance may be required related to our deferred tax assets with a corresponding adjustment to earnings in the period in which such determination is made, which could have a material effect on our results of operations. In addition, the Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, as well as other taxing authorities have made or are contemplating changes to numerous long-standing tax principles. In particular, due to inconsistencies in application of the arm’s length standard among tax authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future tax years.  Any enacted or contemplated changes may increase tax uncertainty and adversely affect our provision for income taxes.

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

International revenues accounted for 67%, 63% and 58% of our net revenues for fiscal 2016, 2015 and 2014, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

•	a greater difficulty of administering and managing our business globally;
•	compliance with multiple, and potentially conflicting, regulatory requirements, such as import or export requirements, tariffs and other barriers;
•	difficulty in conducting due diligence with respect to business partners in certain international markets;
•	less effective intellectual property protections outside of the United States;
•	currency fluctuations;
•	overlapping or differing tax structures;
•	political and economic instability, including terrorism and war; and
•	general trade restrictions.

As of April 3, 2016, our international subsidiaries held $302.3 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

Our business, results of operations or financial condition could be materially and adversely affected if new laws, regulations or standards relating to us or our products are implemented or existing ones are changed. In addition, our compliance with existing regulations may have a material adverse impact on us. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted in 2010. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. The SEC has also issued disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries. Our disclosures have been and will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers. In addition, we are subject to laws, rules and regulations in the United States and other countries relating to the collection, use and security of personal information and data. We have incurred, and will continue to incur, expenses to comply with privacy and security standards, protocols and obligations imposed by applicable laws, regulations, industry standards and contracts. Any inability to comply with applicable privacy or data protection laws, regulations or other obligations, could result in significant cost and liability, damage our reputation, and adversely affect our business.

Under applicable federal securities laws, including the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Should we or our independent auditors determine that we have material weaknesses in our internal controls, our business, financial condition or results of operations may be materially and adversely affected and our stock price may decline.

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

As of April 3, 2016, we held short-term marketable securities totaling $229.4 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of April 3, 2016.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal product development, operations, sales and corporate offices are located in three buildings comprising approximately 161,000 square feet in Aliso Viejo, California.  We own each of these buildings. Additionally, we lease one building comprising approximately 100,000 square feet in Shakopee, Minnesota, that previously housed product development and operations teams for many of our Legacy Connectivity Products. Our lease for the Shakopee facility runs until 2018 and we are currently attempting to sublease that facility. We lease an operations, sales and fulfillment facility located in Dublin, Ireland.  In addition, we lease facilities in Irvine, San Jose, Mountain View and Roseville, California; Minnetonka, Minnesota; Pune, India; Ramat Gan, Israel; and Taipei City, Taiwan. These facilities are used primarily for product engineering, development and support services. We also maintain sales offices at various locations in the United States, Europe and Asia.  We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

On September 28, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain individual defendants.  The plaintiff, Phyllis Hull, purported to represent a class of persons who purchased the Company’s common stock between April 30, 2015 and July 30, 2015.  The plaintiff alleged that the defendants, including a former officer and a current officer, engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results and future business prospects in violation of federal securities laws.  The plaintiff sought compensatory damages, interest and an award of reasonable attorneys’ fees and costs.  On March 4, 2016, the parties filed a Joint Stipulation with the Court to voluntarily dismiss the case. On March 7, 2016, the Court dismissed the case with prejudice as to Phyllis Hull and her individual claims and without prejudice as to the unnamed class members.

On October 23, 2015, Stephen Kramer filed a shareholder derivative complaint in the California Superior Court in and for the County of Orange County purportedly on behalf of the Company against certain current and former officers and directors of the Company.  The plaintiff alleges breaches of fiduciary duty, unjust enrichment, corporate waste, aiding and abetting breaches of fiduciary duty, and improper insider sales of stock in violation of California law based on the allegation that, since October 17, 2014, the individual defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, internal controls and future business prospects.  The plaintiff seeks an award of damages and restitution to the Company from the individual defendants, disgorgement of the individual defendants’ profits and compensation, an order requiring the Company to reform and improve its corporate governance, and an award of costs and attorneys’ fees to the plaintiff and its counsel.  On March 14, 2016, a second shareholder derivative complaint was filed in the same Court. The plaintiff in the second suit, Indiana Laborers Pension and Welfare Funds, makes similar allegations against certain current and former officers and directors of the Company and seeks similar demands.  The defendants have not yet responded to the complaints in either of the shareholder derivative cases.

The Company currently believes the disposition of the matters described above will not have a material adverse effect on the Company’s financial condition or results of operations.

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

	2016		2015
	High	Low	High	Low
Fourth Quarter	$13.52	$10.97	$15.41	$12.55
Third Quarter	13.53	9.70	13.17	8.83
Second Quarter	14.64	8.37	10.70	8.70
First Quarter	15.93	13.35	13.07	9.54

Number of Common Stockholders

The number of record holders of our common stock was 367 as of May 18, 2016.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during fiscal 2016, 2015 or 2014.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal 2016, there were no purchases by the Company of its outstanding common stock.

In November 2015, our Board of Directors approved a new program authorizing the Company to purchase up to $125 million of its outstanding common stock over a period of up to two years from the date of the initial purchase under the new program. No shares have been purchased under this program as of April 3, 2016.

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

The following graph compares, for the five-year period ended April 3, 2016, the cumulative total stockholder return for our common stock, the Standard & Poor’s Midcap 400 Index (S&P Midcap 400 Index), the NASDAQ Composite Index and the NASDAQ Computer Index.  Measurement points are the last trading day of each of our fiscal years ended April 3, 2011, April 1, 2012, March 31, 2013, March 30, 2014, March 29, 2015 and April 3, 2016.  The graph assumes that $100 was invested on April 3, 2011 in our common stock, the S&P Midcap 400 Index, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	4/3/2011	4/1/2012	3/31/2013	3/30/2014	3/29/2015	4/3/2016
QLogic Corporation	$100.00	$97.80	$63.88	$68.78	$78.94	$73.95
S&P Midcap 400 Index	100.00	101.98	120.17	145.70	163.46	157.59
NASDAQ Composite Index	100.00	113.53	122.09	160.38	186.62	186.52
NASDAQ Computer Index	100.00	124.88	117.00	158.68	190.45	203.27

*	$100 invested on 4/3/11 in stock or 3/31/11 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this report.

	Year Ended
	April 3, 2016 (1)	March 29, 2015 (2)	March 30, 2014 (3) (4)	March 31, 2013 (5) (6)	April 1, 2012 (6)
	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$458,913	$520,198	$460,907	$484,538	$558,608
Cost of revenues	187,464	214,146	150,800	159,180	177,704
Gross profit	271,449	306,052	310,107	325,358	380,904
Operating expenses:
Engineering and development	128,774	144,260	147,010	156,097	138,768
Sales and marketing	56,618	64,330	68,367	78,512	77,370
General and administrative	25,454	32,512	32,097	32,899	35,299
Special charges	11,806	10,520	74,853	—	—
Total operating expenses	222,652	251,622	322,327	267,508	251,437
Operating income (loss)	48,797	54,430	(12,220)	57,850	129,467
Interest and other income, net	1,929	763	3,260	4,007	3,959
Income (loss) from continuing operations before income taxes	50,726	55,193	(8,960)	61,857	133,426
Income tax expense (benefit)	4,260	4,600	9,306	(11,704)	13,983
Income (loss) from continuing operations	46,466	50,593	(18,266)	73,561	119,443
Discontinued operations:
Income (loss) from operations, net of income taxes	—	—	—	(425)	910
Gain on sale, net of income taxes	—	—	—	—	109,083
Income (loss) from discontinued operations	—	—	—	(425)	109,993
Net income (loss)	$46,466	$50,593	$(18,266)	$73,136	$229,436
Income (loss) from continuing operations per share:
Basic	$0.55	$0.58	$(0.21)	$0.79	$1.17
Diluted	$0.54	$0.57	$(0.21)	$0.78	$1.16
Income (loss) from discontinued operations per share:
Basic	$—	$—	$—	$(0.01)	$1.08
Diluted	$—	$—	$—	$—	$1.07
Net income (loss) per share:
Basic	$0.55	$0.58	$(0.21)	$0.78	$2.25
Diluted	$0.54	$0.57	$(0.21)	$0.78	$2.23
Balance Sheet Data
Cash and cash equivalents and marketable securities	$354,847	$316,415	$278,041	$455,506	$537,955
Total assets	823,868	848,655	798,263	825,163	913,418
Total stockholders’ equity	747,378	747,016	693,426	734,277	759,843

(1)	In fiscal 2016, we recorded special charges of $11.8 million consisting of $9.8 million of exit costs and $2.0 million of asset impairment charges related to property and equipment.
(2)

In fiscal 2015, we recorded special charges of $10.5 million consisting of $6.9 million of exit costs, $3.1 million of asset impairment charges related to abandoned property and equipment, and $0.5 million of other charges.

(3)

During the fourth quarter of fiscal 2014, we completed the acquisition of (i) certain 10/25/40/50/100Gb Ethernet controller-related assets from Broadcom Corporation, and (ii) certain assets related to the Fibre Channel and converged network adapter business from Brocade Communications Systems, Inc.

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

(5)	In fiscal 2013, we recorded $14.3 million of income tax benefits associated with adjustments to certain tax positions subject to an Internal Revenue Service examination.
(6)	In fiscal 2012, we completed the sale of our InfiniBand business and have presented such business as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design and supply high performance server and storage networking connectivity products that provide, enhance and manage computer data communication. These products facilitate the rapid transfer of data and enable efficient resource sharing between servers, networks and storage. Our products are used in enterprise, managed service provider and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking.

Our products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, data networks and converged networks. Storage networks are used to provide access to storage across enterprise environments. Fibre Channel is currently a dominant technology for enterprise storage networking.  Data networks are used to provide workstation-to-server, server-to-server, and server-to-storage connectivity using Ethernet.  Converged networks are designed to address the evolving data center by consolidating and unifying storage and data networks, using high-speed Ethernet.  Fibre Channel over Ethernet (FCoE) is a converged networking technology that uses high-speed Ethernet for both storage and data transmission.  Internet Small Computer System Interface (iSCSI) is an alternative to FCoE and provides storage over Ethernet capabilities.  Our converged network products can support storage networking and data networking capability covering a variety of protocols either individually or in combination.

We classify our products into two categories – Advanced Connectivity Platforms and Legacy Connectivity Products. Advanced Connectivity Platforms are comprised primarily of adapters and application-specific integrated circuits (ASICs) for server and storage connectivity applications. Legacy Connectivity Products are comprised primarily of Fibre Channel switch products.

Our products are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors. Our customers rely on our various server and storage connectivity products to deliver solutions to information technology professionals in virtually every business sector. Our products are found primarily in server and storage subsystem solutions that are used by enterprises with critical business data requirements, as well as managed service and cloud service providers.  These products are incorporated in solutions from a number of server and storage system OEM customers, including Cisco Systems, Inc., Dell Inc. (Dell), EMC Corporation, Fujitsu Ltd., Hewlett Packard Enterprise Company (HPE), Huawei Technologies Co. Ltd.,

Inspur Group Co., Ltd., International Business Machines Corporation (IBM), Lenovo Group Ltd., NetApp, Inc., Oracle Corporation and Pure Storage, Inc.

We use a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31.  Fiscal year 2016 comprised fifty-three weeks and ended on April 3, 2016.  Fiscal years 2015 and 2014 each comprised fifty-two weeks and ended on March 29, 2015 and March 30, 2014, respectively.

Business Acquisitions

In March 2014, we acquired certain 10/25/40/50/100Gb Ethernet controller-related assets from Broadcom Corporation and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. This business acquisition expanded our product portfolio and accelerated our time to market for next generation products in the server Ethernet connectivity market.

In January 2014, we acquired certain assets related to the Fibre Channel and converged network adapter business from Brocade Communications Systems, Inc. for cash consideration of $9.6 million and the assumption of certain liabilities. We completed this acquisition to expand our product portfolio and market position in the Fibre Channel and converged network adapter market.

Restructuring Plans

During fiscal 2016, 2015 and 2014, we implemented various restructuring plans primarily designed to reduce operating expenses and streamline business operations.  For additional information regarding the objectives and the charges associated with these plans, see Note 12 to the Consolidated Financial Statements, included in Part II, Item 8 of this report.

Fiscal Year and Fourth Quarter Financial Highlights and Other Information

Net revenues were $458.9 million for fiscal 2016 compared to $520.2 million in fiscal 2015.  Net income for fiscal 2016 was $46.5 million, or $0.54 per diluted share, compared to net income of $50.6 million, or $0.57 per diluted share, in fiscal 2015.  During fiscal 2016, cash generated from operations increased to $121.5 million from $82.5 million in fiscal 2015.

A summary of our financial performance during the fourth quarter of fiscal 2016 is as follows:

•

Net revenues were $119.4 million for the fourth quarter of fiscal 2016 compared to $133.0 million in the fourth quarter of fiscal 2015.  Revenues from Advanced Connectivity Platforms were $109.5 million in the fourth quarter of fiscal 2016 compared to $120.7 million in the same quarter of fiscal 2015.  Revenues from Legacy Connectivity Products were $9.9 million in the fourth quarter of fiscal 2016 compared to $12.3 million in the fourth quarter of fiscal 2015.

•	Gross profit as a percentage of net revenues increased to 59.8% in the fourth quarter of fiscal 2016 from 58.3% in the fourth quarter of fiscal 2015.
•

Operating income increased to $18.0 million in the fourth quarter of fiscal 2016 from $11.8 million in the fourth quarter of fiscal 2015.  We recorded special charges of $1.2 million during the fourth quarter of fiscal 2016 and $5.6 million during the fourth quarter of fiscal 2015.

•	Net income increased to $18.2 million, or $0.22 per diluted share, in the fourth quarter of fiscal 2016 from $11.1 million, or $0.13 per diluted share, in the fourth quarter of fiscal 2015.
•	Cash, cash equivalents and marketable securities increased to $354.8 million as of April 3, 2016 from $316.4 million as of March 29, 2015.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	2016	2015	2014
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$417.9	$465.0	$386.7
Legacy Connectivity Products	41.0	55.2	74.2
	$458.9	$520.2	$460.9
Percentage of net revenues:
Advanced Connectivity Platforms	91%	89%	84%
Legacy Connectivity Products	9	11	16
	100%	100%	100%

Historically, the global marketplace for server and storage connectivity solutions has expanded in response to the information requirements of enterprise, managed service provider and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking. The markets we serve have been characterized by rapid advances in technology and related product performance, which has generally resulted in declining average selling prices for existing products over time.

The market for our Fibre Channel products is mature and has declined during recent periods. The lack of growth in the Fibre Channel market may be the result of a shift in the information technology (IT) data center deployment model, as more enterprise workloads are moving to cloud data centers, which primarily use Ethernet solutions as their connectivity protocol. To the extent the Fibre Channel market declines, our quarterly operating results would be negatively impacted. In addition, some of our customers may purchase products strategically in advance of demand to take advantage of favorable pricing or to mitigate risks around product availability. As a result of these and other factors, it is extremely difficult for us to forecast future sales levels and historical information may not be indicative of future trends.

Net revenues of $458.9 million for fiscal 2016 decreased from $520.2 million in fiscal 2015.  The decrease in net revenues was the result of a $47.1 million, or 10%, decrease in revenue from Advanced Connectivity Platforms, and a $14.2 million, or 26%, decrease in revenue from Legacy Connectivity Products. The decrease in revenue from Advanced Connectivity Platforms was primarily due to a decrease in the units sold.  The decrease in revenue from Legacy Connectivity Products was also primarily due to a decrease in the units sold.  We expect net revenue from our Legacy Connectivity Products to continue to decline over time.  As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

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

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future.  Our top ten customers accounted for 80%, 81% and 83% of net revenues during fiscal 2016, 2015 and 2014, respectively.

A summary of our customers, including their manufacturing subcontractors, that represent 10% or more of our net revenues is as follows:

	2016	2015	2014
HPE	26%	27%	24%
Dell	17%	17%	15%
IBM	*	11%	17%

*	Less than 10% of net revenues

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	2016	2015	2014
	(In millions)
United States	$153.2	$193.9	$191.5
Asia-Pacific and Japan	219.6	226.2	166.5
Europe, Middle East and Africa	75.5	83.0	85.6
Rest of world	10.6	17.1	17.3
	$458.9	$520.2	$460.9

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products.  The United States, China and Hong Kong are the only countries that represented 10% or more of net revenues for fiscal 2016.  Net revenues from customers in China and Hong Kong were $75.5 million and $60.1 million for 2016, respectively.  The United States and China are the only countries that represented 10% or more of net revenues for fiscal 2015 and 2014.  Net revenues from customers in China were $90.4 million and $56.0 million for fiscal 2015 and 2014, respectively.

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

	2016	2015	2014
	(Dollars in millions)
Gross profit	$271.4	$306.1	$310.1
Percentage of net revenues	59.2%	58.8%	67.3%

Gross profit for fiscal 2016 decreased $34.6 million, or 11%, from gross profit for fiscal 2015.  The gross profit percentage for fiscal 2016 increased to 59.2% from 58.8% for fiscal 2015.  The decrease in gross profit was primarily due to a decrease in net revenues.  The increase in gross profit percentage was primarily due to a $3.0 million decrease in amortization of acquisition-related purchased intangible assets, partially offset by an unfavorable change in product mix.

Gross profit for fiscal 2015 decreased $4.0 million, or 1%, from gross profit for fiscal 2014.  The gross profit percentage for fiscal 2015 decreased to 58.8% from 67.3% for fiscal 2014.  The decrease in gross profit and gross profit percentage was primarily due to a combination of an unfavorable change in product mix, as lower margin Ethernet products increased as a percentage of total revenue, and incremental amortization of acquisition-related purchased intangible assets of $14.5 million.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	2016	2015	2014
	(Dollars in millions)
Operating expenses:
Engineering and development	$128.8	$144.3	$147.0
Sales and marketing	56.6	64.3	68.4
General and administrative	25.5	32.5	32.1
Special charges	11.8	10.5	74.8
	$222.7	$251.6	$322.3
Percentage of net revenues:
Engineering and development	28.1%	27.7%	31.9%
Sales and marketing	12.3	12.4	14.8
General and administrative	5.5	6.3	7.0
Special charges	2.6	2.0	16.2
	48.5%	48.4%	69.9%

Engineering and Development.  Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs.  During fiscal 2016, engineering and development expenses decreased 11% to $128.8 million from $144.3 million in fiscal 2015.  The decrease was primarily due to an $8.2 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans, and a $4.0 million decrease in equipment depreciation and maintenance costs.

Engineering and development expenses decreased 2% to $144.3 million for fiscal 2015 from $147.0 million in fiscal 2014.  The decrease was primarily due to a $5.3 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans.  These decreases were partially offset by a $1.6 million increase in equipment depreciation and maintenance costs and a $1.4 million increase in outside service and material costs related to new product development.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel.  Sales and marketing expenses decreased 12% to $56.6 million for fiscal 2016 from $64.3 million in fiscal 2015.  The decrease was primarily due to a decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans.

Sales and marketing expenses decreased 6% to $64.3 million for fiscal 2015 from $68.4 million in fiscal 2014.  The decrease was primarily due to a $2.8 million decrease in cash compensation and related employee benefit costs, principally due to a reduction in headcount resulting from our restructuring plans, and a $1.2 million decrease in promotional expenses.

General and Administrative.  General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses.  General and administrative expenses decreased 22% to $25.5 million for fiscal 2016 from $32.5 million for fiscal 2015.  The decrease was primarily due to a $3.2 million decrease in cash compensation and related employee benefit costs, a $2.0 million decrease in stock-based compensation and a $1.5 million decrease in consulting and outside services.  General and administrative expenses were $32.5 million for fiscal 2015 and $32.1 million for fiscal 2014.

Special Charges.  During fiscal 2016, we recorded special charges of $11.8 million consisting of $9.8 million of exit costs and $2.0 million of asset impairment charges related to property and equipment.  During fiscal 2015, we recorded special charges of $10.5 million consisting of $6.9 million of exit costs, $3.1 million of asset impairment charges related to abandoned property and equipment, and $0.5 million of other charges.  During fiscal 2014, we recorded special charges of $74.8 million, consisting of $41.0 million for the portion of a license payment attributed to the use of the related technology in periods prior to the date of the license agreement, $26.5 million of exit costs and $7.3 million of asset impairment charges primarily related to property and equipment.

Exit costs for all years include severance and related costs associated with involuntarily terminated employees and the estimated costs associated with facilities under non-cancelable leases that we ceased using. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods.  Severance costs related to these services are recognized ratably over the estimated requisite service period.  We expect to incur less than $1 million of additional severance costs for these employees over the remaining requisite service period.  Exit costs for fiscal 2014 also included the costs associated with the cancellation of certain contracts.

The total unpaid exit costs of $8.1 million as of April 3, 2016 are expected to be paid over the terms of the related agreements through fiscal 2018, including $3.6 million during the next twelve months.

Income Taxes

Our income tax expense was $4.3 million, $4.6 million and $9.3 million for fiscal 2016, 2015 and 2014, respectively.

During fiscal 2016, the statute of limitations expired for certain tax years in various states.  As a result, we reduced the related income tax liabilities for such periods and recorded income tax benefits totaling $4.3 million.  Income tax expense was also impacted by the effect of a discrete tax-related expense associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

During fiscal 2015, we settled all open matters relating to the Internal Revenue Service (IRS) examination of our income tax returns for fiscal years 2010 through 2013 and are no longer subject to federal income tax examinations for years prior to fiscal 2014.  This settlement was for an amount less than we had previously accrued for this tax position and as a result, we recorded an income tax benefit of $2.5 million during fiscal 2015. Income tax expense for fiscal 2015 was also impacted by the effect of a discrete tax-related expense associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

Income tax expense for fiscal 2014 included $16.5 million of valuation allowances we recorded against deferred tax assets related to certain state tax credits and net operating loss carryforwards.  Based upon our projections of future taxable income in the respective states, we were no longer able to assert that it is more likely than not that we would realize the full benefit of these deferred tax assets.  The projections reflected changes in our forecasted taxable income, including the impact of acquisitions and restructuring activities. Income tax expense for fiscal 2014 was also impacted by the effect of a discrete tax-related expense associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.

Considering the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions and dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in our ability to realize deferred tax assets.  While we believe that our provision for income taxes is appropriate, there can be no assurance that the effect of any of these or other items will not have a material impact on our consolidated financial statements.  In December 2015, a final decision was entered by the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock-based compensation in intercompany cost-sharing agreements. The IRS notified the U.S. Court of Appeals for the Ninth Circuit in February 2016 of its intent to appeal the Tax Court's decision in the case. At this time the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have concluded that no adjustment to our consolidated financial statements is appropriate as of April 3, 2016. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $354.8 million as of April 3, 2016 from $316.4 million as of March 29, 2015.  As of April 3, 2016 and March 29, 2015, our international subsidiaries held $302.3 million and $248.0 million, respectively, of our total cash, cash equivalents and marketable securities.  These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018.  Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions.  Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions.  There were no borrowings outstanding under the credit agreement as of April 3, 2016.

Operating, Investing and Financing Activities

Cash provided by operating activities increased to $121.5 million for fiscal 2016 from $82.5 million for fiscal 2015. Operating cash flow for fiscal 2016 consisted of our net income of $46.5 million, net non-cash expenses of $66.8 million and net cash provided as a result of changes in operating assets and liabilities of $8.2 million. Net non-cash expenses consisted primarily of $39.5 million of depreciation and amortization and $16.6 million of stock-based compensation.  The changes in operating assets and liabilities consisted primarily of a $32.2 million decrease in accounts receivable, partially offset by a $12.0 million decrease in accrued taxes, net, and a $9.8 million increase in inventory.  The decrease in accounts receivable was primarily due to the timing of customer shipments and cash collections, as well as a decrease in net revenues.  The decrease in accrued taxes, net, was primarily due to lower taxable income and the recognition of tax benefits related to the expiration of the statute of limitations for certain tax years in various states.  The increase in inventory was primarily due to product purchases in support of anticipated future customer demand and changes in our product fulfillment model.

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

Operating cash flow for fiscal 2014 included the payment of $62.0 million related to a non-exclusive patent license agreement, of which $41.0 million was attributed to the use of the related technology in periods prior to the date of the license agreement and charged to operations in fiscal 2014 and $21.0 million was attributed to the future use of the related technology over the term of the agreement and recorded as a prepaid license.  Cash provided by operating activities for fiscal 2014 consisted of our net loss of $18.3 million, including the $41.0 million related to the license agreement, net non-cash expenses of $62.3 million and net cash provided as a result of changes in operating assets and liabilities of $12.8 million.  Net non-cash expenses included $32.5 million of depreciation and amortization, $22.6 million of stock-based compensation, and $8.0 million of asset impairments which were primarily related to our restructuring plans.  The changes in operating assets and liabilities included an $11.5 million increase in other liabilities, a $9.9 million increase in accrued taxes, net, and a $6.7 million decrease in inventory (excluding the impact of our acquisitions in fiscal 2014), partially offset by a $19.0 million increase in other assets.  The increase in other liabilities was primarily due to accrued exit costs associated with our restructuring plans. The increase in accrued taxes, net, was primarily due to lower tax payments remitted during fiscal 2014.  The decrease in inventory was primarily due to sales of products that included ASICs that were purchased in the prior year due to long lead times.  The increase in other assets was primarily related to the $21.0 million of the amount paid under the patent license agreement that we attributed to future periods.

Cash used in investing activities for fiscal 2016 was $48.9 million and consisted of $29.7 million of net purchases of available-for-sale securities and $26.8 million of purchases of property and equipment, partially offset by $7.6 million of proceeds from the disposition of assets held for sale.  Cash used in investing activities for fiscal 2015 was $42.4 million and consisted of $26.1 million of purchases of property and equipment and $16.3 million of net purchases of available-for-sale securities. Cash used in investing activities for fiscal 2014 was $17.0 million and consisted of $157.4 million for the acquisition of businesses and $27.5 million of purchases of property and equipment, partially offset by $167.9 million of net proceeds from sales and maturities of available-for-sale securities.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies and machinery and equipment.

Cash used in financing activities for fiscal 2016 was $62.4 million and consisted primarily of $78.9 million of purchases of common stock under our stock purchase program and $6.2 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $21.6 million of proceeds from the issuance of common stock under stock-based awards.  Cash used in financing activities for fiscal 2015 was $16.1 million and consisted primarily of our purchase of $21.1 million of common stock under our stock repurchase program and $4.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $9.7 million of proceeds from the issuance of common stock under stock-based awards.  Cash used in financing activities for fiscal 2014 was $44.1 million and consisted primarily of our purchase of $47.8 million of common stock under our stock repurchase program and $4.7 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the year, partially offset by $8.7 million of proceeds from the issuance of common stock under stock-based awards.

Since fiscal 2003, our Board of Directors has authorized various programs to purchase shares of our outstanding common stock.  In November 2015, our Board of Directors approved a new program authorizing the purchase of up to $125 million of our outstanding common stock over a period of up to two years from the date of the initial purchase under the program.  No shares have been purchased under this program as of April 3, 2016.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of April 3, 2016, and their impact on our cash flows in future fiscal years, is as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Operating leases	$7.4	$4.6	$2.3	$1.8	$1.3	$0.3	$17.7
Non-cancelable purchase obligations	41.8	0.5	—	—	—	—	42.3
	$49.2	$5.1	$2.3	$1.8	$1.3	$0.3	$60.0

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $9.5 million as of April 3, 2016. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Goodwill is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which the goodwill is assigned.  A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  We perform the annual test for impairment as of the first day of our fourth fiscal quarter. During the annual goodwill impairment test in fiscal 2016, we completed step one and determined that there was no impairment of goodwill since the fair value (based on quoted market price in an active market) of our sole reporting unit exceeded its carrying value. Based on this impairment test, we believe that we have no at-risk goodwill.

IPR&D is not amortized but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  We initially assess qualitative factors to determine whether it is more likely than not that the fair value of IPR&D is less than its carrying amount, and if so, we conduct a quantitative impairment test. The quantitative impairment test consists of a comparison of the fair value of IPR&D to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the difference.  When an IPR&D project is complete, the related intangible asset becomes subject to amortization and impairment analysis as a long-lived asset.

The initial recording and subsequent evaluation for impairment of goodwill and indefinite-lived intangible assets requires the use of significant management judgments, including the forecasts of future operating results.  It is possible that our business plans may change and our estimates used may prove to be inaccurate.  If our actual results or estimates used in future impairment analyses are lower than current estimates, we could incur impairment charges.

Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists.  Recoverability of assets to be held and used is measured by the comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such an asset or asset group is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.  Estimating future net cash flows and determining proper asset groupings for the purpose of this impairment test requires the use of significant management judgment.  If our actual results or estimates used in future impairment analyses are lower than our current estimates, we could incur impairment charges.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB amended this standard to defer the effective date by one year and permit early adoption as of the original effective date. This amended standard is effective for us in the first quarter of fiscal 2019. This standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and have not yet selected a transition method.

In February 2016, the FASB issued an accounting standard update that replaces existing lease guidance and requires, among other things, on-balance sheet recognition by lessees for operating leases greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. This standard is effective for us in the first quarter of fiscal 2020, with early adoption permitted. The new lease standard requires adoption using a modified retrospective approach and provides for certain practical expedients. We are currently evaluating the effect this new guidance will have on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard update that revises the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for us in the first quarter of fiscal 2018, with early adoption permitted.  We are currently evaluating the effect this new guidance will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

During the years presented, we did not have any off-balance sheet arrangements other than operating leases.  Information related to our operating leases is included in Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.  Such information is hereby incorporated by reference.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments.  As of April 3, 2016, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of April 3, 2016 consists of $229.4 million of securities that are classified as available-for-sale. As of April 3, 2016, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited the accompanying consolidated balance sheets of QLogic Corporation and subsidiaries as of April 3, 2016 and March 29, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three‑year period ended April 3, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QLogic Corporation and subsidiaries as of April 3, 2016 and March 29, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended April 3, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company has adopted, on a retrospective basis, FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, and has classified all deferred tax assets, liabilities and associated allowances as non-current.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QLogic Corporation’s internal control over financial reporting as of April 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

May 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

QLogic Corporation:

We have audited QLogic Corporation’s internal control over financial reporting as of April 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, QLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of April 3, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QLogic Corporation and subsidiaries as of April 3, 2016 and March 29, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended April 3, 2016, and our report dated May 26, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

May 26, 2016

QLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

April 3, 2016 and March 29, 2015

	2016	2015
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$125,408	$115,241
Marketable securities	229,439	201,174
Accounts receivable, less allowance for doubtful accounts of $849 and $1,297 as of April 3, 2016 and March 29, 2015, respectively	55,546	87,436
Inventories	39,745	29,978
Other current assets	13,268	21,802
Total current assets	463,406	455,631
Property and equipment, net	71,738	78,501
Goodwill	167,232	167,232
Purchased intangible assets, net	62,998	77,659
Deferred tax assets	41,003	48,880
Other assets	17,491	20,752
	$823,868	$848,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,576	$40,497
Accrued compensation	19,389	22,476
Accrued taxes	955	2,711
Other current liabilities	11,156	11,718
Total current liabilities	61,076	77,402
Accrued taxes	9,510	14,516
Other liabilities	5,904	9,721
Total liabilities	76,490	101,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 218,210,000 and 215,549,000 shares issued as of April 3, 2016 and March 29, 2015, respectively	218	215
Additional paid-in capital	1,015,666	983,579
Retained earnings	1,769,130	1,722,664
Accumulated other comprehensive loss	(334)	(99)
Treasury stock, at cost: 135,118,000 and 128,329,000 shares as of April 3, 2016 and March 29, 2015, respectively	(2,037,302)	(1,959,343)
Total stockholders’ equity	747,378	747,016
	$823,868	$848,655

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 3, 2016, March 29, 2015 and March 30, 2014

	2016	2015	2014
	(In thousands, except per share amounts)
Net revenues	$458,913	$520,198	$460,907
Cost of revenues	187,464	214,146	150,800
Gross profit	271,449	306,052	310,107
Operating expenses:
Engineering and development	128,774	144,260	147,010
Sales and marketing	56,618	64,330	68,367
General and administrative	25,454	32,512	32,097
Special charges	11,806	10,520	74,853
Total operating expenses	222,652	251,622	322,327
Operating income (loss)	48,797	54,430	(12,220)
Interest and other income, net	1,929	763	3,260
Income (loss) before income taxes	50,726	55,193	(8,960)
Income taxes	4,260	4,600	9,306
Net income (loss)	$46,466	$50,593	$(18,266)

Net income (loss) per share:
Basic	$0.55	$0.58	$(0.21)
Diluted	$0.54	$0.57	$(0.21)
Number of shares used in per share calculations:
Basic	85,122	87,584	87,612
Diluted	86,110	88,463	87,612

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended April 3, 2016, March 29, 2015 and March 30, 2014

	2016	2015	2014
	(In thousands)
Net income (loss)	$46,466	$50,593	$(18,266)
Other comprehensive income (loss), net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	71	167	(1,112)
Net realized losses (gains) reclassified into earnings	6	132	(587)
	77	299	(1,699)
Foreign currency translation adjustments	(312)	(833)	247
Total other comprehensive income (loss)	(235)	(534)	(1,452)
Comprehensive income (loss)	$46,231	$50,059	$(19,718)

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended April 3, 2016, March 29, 2015 and March 30, 2014

					Accumulated
	Common Stock		Additional		Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands)
Balance at March 31, 2013	89,960	$212	$932,557	$1,690,337	$1,887	$(1,890,716)	$734,277
Net loss	—	—	—	(18,266)	—	—	(18,266)
Issuance of common stock under stock-based awards	1,641	2	3,970	—	—	—	3,972
Decrease in excess tax benefits from stock-based awards	—	—	(1,157)	—	—	—	(1,157)
Stock-based compensation	—	—	22,638	—	—	—	22,638
Other comprehensive loss	—	—	—	—	(1,452)	—	(1,452)
Purchases of treasury stock	(4,431)	—	—	—	—	(46,586)	(46,586)
Balance at March 30, 2014	87,170	214	958,008	1,672,071	435	(1,937,302)	693,426
Net income	—	—	—	50,593	—	—	50,593
Issuance of common stock under stock-based awards	1,763	1	5,026	—	—	—	5,027
Stock-based compensation	—	—	20,545	—	—	—	20,545
Other comprehensive loss	—	—	—	—	(534)	—	(534)
Purchases of treasury stock	(1,713)	—	—	—	—	(22,041)	(22,041)
Balance at March 29, 2015	87,220	215	983,579	1,722,664	(99)	(1,959,343)	747,016
Net income	—	—	—	46,466	—	—	46,466
Issuance of common stock under stock-based awards	2,661	3	15,459	—	—	—	15,462
Stock-based compensation	—	—	16,628	—	—	—	16,628
Other comprehensive loss	—	—	—	—	(235)	—	(235)
Purchases of treasury stock	(6,789)	—	—	—	—	(77,959)	(77,959)
Balance at April 3, 2016	83,092	$218	$1,015,666	$1,769,130	$(334)	$(2,037,302)	$747,378

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 3, 2016, March 29, 2015 and March 30, 2014

	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$46,466	$50,593	$(18,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,463	47,119	32,523
Stock-based compensation	16,628	20,545	22,638
Deferred income taxes	7,887	(1,457)	(3,637)
Asset impairments	1,954	3,697	8,022
Other non-cash items, net	930	1,136	2,729
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32,230	(22,337)	899
Inventories	(9,767)	(11,942)	6,660
Other assets	7,820	3,924	(19,013)
Accounts payable	(3,573)	3,487	4,376
Accrued compensation	(3,087)	(4,480)	(1,511)
Accrued taxes, net	(11,951)	821	9,855
Other liabilities	(3,479)	(8,610)	11,516
Net cash provided by operating activities	121,521	82,496	56,791
Cash flows from investing activities:
Purchases of available-for-sale securities	(241,789)	(189,707)	(342,921)
Proceeds from sales and maturities of available-for-sale securities	212,072	173,403	510,816
Purchases of property and equipment	(26,761)	(26,118)	(27,550)
Proceeds from disposition of assets held for sale	7,553	—	—
Acquisition of businesses	—	—	(157,352)
Net cash used in investing activities	(48,925)	(42,422)	(17,007)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	21,612	9,717	8,711
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,150)	(4,690)	(4,739)
Purchases of treasury stock	(78,859)	(21,140)	(47,785)
Other financing activities	968	22	(245)
Net cash used in financing activities	(62,429)	(16,091)	(44,058)
Net increase (decrease) in cash and cash equivalents	10,167	23,983	(4,274)
Cash and cash equivalents at beginning of year	115,241	91,258	95,532
Cash and cash equivalents at end of year	$125,408	$115,241	$91,258
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds received	$6,506	$5,138	$2,508

See accompanying notes to consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

General Business Information

QLogic Corporation (QLogic or the Company) designs and supplies high performance server and storage networking connectivity products that provide, enhance and manage computer data communication.  The Company’s products are used in enterprise, managed service provider and cloud service provider data centers, along with other environments dependent on high performance, reliable data networking.  The Company’s products are based primarily on Fibre Channel and Ethernet technologies and are used in connection with storage networks, data networks and converged networks.  The Company’s products consist primarily of connectivity products such as adapters and application-specific integrated circuits (ASICs) and are sold worldwide, primarily to original equipment manufacturers (OEMs) and distributors.

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

Financial Reporting Period

The Company uses a fifty-two/fifty-three week fiscal year ending on the Sunday nearest March 31.  Fiscal year 2016 comprised fifty-three weeks and ended on April 3, 2016.  Fiscal years 2015 and 2014 each comprised fifty-two weeks and ended on March 29, 2015 and March 30, 2014, respectively.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards made to employees and non-employee directors, including restricted stock units, stock options and stock purchases under its Employee Stock Purchase Plan (the ESPP), based on estimated fair values on the measurement date, which is generally the date of grant. Stock-based compensation is recognized for the portion of the award that is ultimately expected to vest.  Forfeitures are estimated at the time of grant based on historical trends and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company recognizes stock-based compensation expense for awards that are subject to only a service condition on a straight-line basis over the requisite service period for the entire award, which is the vesting period for restricted stock units and stock options, and the offering period for the ESPP.  For all other stock-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.  The determination of fair value of stock-based awards on the date of grant using an option-pricing or other valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables.  These variables may include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.  In estimating expected stock price volatility, the Company uses a combination of (i) historical volatility, calculated based on the daily closing prices of its common stock over a period equal to the expected term of the option, and (ii) implied volatility, utilizing market data of actively traded options on its common stock.

Research and Development

Research and development costs, including costs related to the development of new products and process technologies, are expensed as incurred.

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

Net Income per Share

The Company computes basic net income per share based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed based on the weighted-average number of common and any dilutive potential common shares outstanding using the treasury stock method. Restricted stock units, stock options and other stock-based awards granted by the Company have been treated as dilutive potential common shares in computing diluted net income per share.

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

The Company’s products are sold worldwide, primarily to OEMs and distributors. As of April 3, 2016 and March 29, 2015, the Company had four customers that each individually accounted for 10% or more of the Company’s accounts receivable. These customers, all of which were OEMs or their manufacturing subcontractors, accounted for an aggregate of 75% and 63% of the Company’s total accounts receivable as of April 3, 2016 and March 29, 2015, respectively.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Sales to customers are denominated in U.S. dollars.  As a result, the Company believes its foreign currency risk related to trade accounts receivable is minimal.

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

Warranty

The Company’s products generally carry a warranty for periods of up to three years. The Company records a liability for product warranty obligations in the period the related revenue is recorded based on historical warranty experience. Warranty expense and the corresponding liability were not material to the consolidated financial statements.

Comprehensive Income

Comprehensive income includes all changes in equity other than transactions with stockholders. The Company’s accumulated other comprehensive loss consists of unrealized gains and losses on available-for-sale securities, net of income taxes, and foreign currency translation adjustments.

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

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued an accounting standard update to simplify the presentation of deferred income taxes.  Under this new standard, deferred tax assets and liabilities are required to be classified as noncurrent in a classified balance sheet.  The Company adopted this standard during fiscal 2016 on a retrospective basis resulting in the reclassification of $12.5 million of current deferred tax assets to noncurrent in the Company’s consolidated balance sheet as of March 29, 2015.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the FASB issued an accounting standard update that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective. In July 2015, the FASB amended this standard to defer the effective date by one year and permit early adoption as of the original effective date. This amended standard is effective for the Company in the first quarter of fiscal 2019. This standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements and has not yet selected a transition method.

Note 2. Business Acquisitions and License Agreement

Broadcom Corporation

In March 2014, the Company acquired certain 10/25/40/50/100Gb Ethernet controller-related assets from Broadcom Corporation and licensed certain related intellectual property under non-exclusive licenses for total cash consideration of $147.8 million and the assumption of certain liabilities. This business acquisition expanded the Company’s product portfolio and accelerated its time to market for next generation products in the server Ethernet connectivity market.  In connection with this acquisition, the Company entered into a development and supply agreement under which the Company will purchase services and ASICs from Broadcom Corporation related to this business.

In connection with this transaction, the Company acquired one IPR&D project which was related to next generation Ethernet products and determined to have an estimated fair value of $21.2 million at the acquisition date.  During the first quarter of fiscal 2017, the Company completed this IPR&D project and reclassified the $21.2 million to a developed

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology intangible asset.  This intangible asset will be amortized to cost of revenues over its estimated useful life of six years.

Supplemental Pro Forma Data (Unaudited)

The unaudited supplemental pro forma financial data presented below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2013, the year prior to the acquisition date. The supplemental data includes amortization expense related to the acquired intangible assets of $12.0 million in fiscal 2014.  In addition, the supplemental data reflects adjustments related to stock-based compensation, the amortization of acquired inventory valuation step-up and transaction costs, such as legal fees, directly associated with the acquisition.  These additional adjustments are not material to the period presented.

This unaudited supplemental pro forma financial data is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the Company completed the acquisition at the beginning of fiscal 2013.

2014
(Unaudited, in thousands, except per share amounts)
Pro forma net revenues:
Advanced Connectivity Platforms	$423,446
Legacy Connectivity Products	85,888
$509,334
Pro forma net loss	$(38,676)
Pro forma net loss per share (basic)	$(0.44)
Pro forma net loss per share (diluted)	$(0.44)

The results of operations for this acquisition have been included in the consolidated financial statements from the date of acquisition and are immaterial to the consolidated financial results of the Company in fiscal 2014.

Patent License Agreement

In March 2014, the Company entered into a non-exclusive patent license agreement with Broadcom Corporation and paid a one-time fee of $62.0 million as specified in the agreement.  The license covers all of the Company’s Fibre Channel products.  The Company determined that the $62.0 million fee represented the estimated fair value of the license utilizing a market approach, as well as a relief-from-royalty income approach based on the applicable historical revenues and projected future revenues over the ten-year term of the license.  Based on the relief-from-royalty income approach, the Company attributed $41.0 million of the license fee to the use of the related technology in periods prior to the date of the license agreement and recorded this amount in special charges in fiscal 2014.  The portion of the fee attributed to the future use of the technology was $21.0 million and was recorded as a prepaid license in other assets.  The prepaid license is being amortized using a method that reflects the pattern in which the economic benefits of the prepaid license are consumed or otherwise used over the ten-year license term.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
April 3, 2016
U.S. government and agency securities	$97,895	$433	$(15)	$98,313
Corporate debt obligations	98,164	216	(69)	98,311
Mortgage-backed securities	17,944	86	(53)	17,977
Municipal bonds	10,355	65	(1)	10,419
Other debt securities	4,412	8	(1)	4,419
	$228,770	$808	$(139)	$229,439
March 29, 2015
U.S. government and agency securities	$54,279	$173	$(12)	$54,440
Corporate debt obligations	99,117	257	(51)	99,323
Mortgage-backed securities	26,676	182	(36)	26,822
Municipal bonds	16,647	76	(2)	16,721
Other debt securities	3,860	8	—	3,868
	$200,579	$696	$(101)	$201,174

The amortized cost and estimated fair value of debt securities as of April 3, 2016, by contractual maturity, are presented below.  Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$55,154	$55,192
Due after one year through three years	147,223	147,593
Due after three years through five years	15,851	16,063
Due after five years	10,542	10,591
	$228,770	$229,439

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of April 3, 2016 and March 29, 2015.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
April 3, 2016
U.S. government and agency securities	$23,221	$(15)	$—	$—	$23,221	$(15)
Corporate debt obligations	31,438	(61)	741	(8)	32,179	(69)
Mortgage-backed securities	8,171	(39)	1,864	(14)	10,035	(53)
Municipal bonds	379	(1)	—	—	379	(1)
Other debt securities	1,628	(1)	—	—	1,628	(1)
	$64,837	$(117)	$2,605	$(22)	$67,442	$(139)
March 29, 2015
U.S. government and agency securities	$16,607	$(12)	$—	$—	$16,607	$(12)
Corporate debt obligations	28,421	(51)	—	—	28,421	(51)
Mortgage-backed securities	4,174	(8)	4,581	(28)	8,755	(36)
Municipal bonds	921	(2)	—	—	921	(2)
	$50,123	$(73)	$4,581	$(28)	$54,704	$(101)

As of April 3, 2016 and March 29, 2015, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis.  Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.  As of April 3, 2016 and March 29, 2015, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

A summary of the assets measured at fair value on a recurring basis as of April 3, 2016 and March 29, 2015 is as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
April 3, 2016
Cash and cash equivalents	$125,408	$—	$125,408

Marketable securities:
U.S. government and agency securities	98,313	—	98,313
Corporate debt obligations	—	98,311	98,311
Mortgage-backed securities	—	17,977	17,977
Municipal bonds	—	10,419	10,419
Other debt securities	—	4,419	4,419
	98,313	131,126	229,439
	$223,721	$131,126	$354,847
March 29, 2015
Cash and cash equivalents	$115,241	$—	$115,241

Marketable securities:
U.S. government and agency securities	54,440	—	54,440
Corporate debt obligations	—	99,323	99,323
Mortgage-backed securities	—	26,822	26,822
Municipal bonds	—	16,721	16,721
Other debt securities	—	3,868	3,868
	54,440	146,734	201,174
	$169,681	$146,734	$316,415

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

Note 5. Inventories

Components of inventories are as follows:

	2016	2015
	(In thousands)
Raw materials	$13,056	$4,311
Finished goods	26,689	25,667
	$39,745	$29,978

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Property and Equipment

Components of property and equipment are as follows:

	2016	2015
	(In thousands)
Land	$11,663	$11,663
Buildings and improvements	39,811	38,996
Production and test equipment	217,952	229,268
Furniture and fixtures	8,846	8,630
	278,272	288,557
Less accumulated depreciation and amortization	206,534	210,056
	$71,738	$78,501

During fiscal 2015, the Company consolidated its facilities and decided to sell one of its buildings.  The related land and building were classified as held for sale and the Company ceased depreciation on the building upon this determination.  As of March 29, 2015, the carrying value of the land and building totaling $7.5 million were excluded from property and equipment and were included in other current assets in the consolidated balance sheet.  During fiscal 2016, the Company sold this building and received net proceeds of $7.6 million.

Depreciation and amortization expense related to property and equipment totaled $24.8 million, $29.6 million and $30.1 million for fiscal 2016, 2015 and 2014, respectively.  The Company excluded purchases of property and equipment totaling $2.7 million, $9.6 million and $2.8 million from its consolidated statements of cash flows for fiscal 2016, 2015 and 2014, respectively, which amounts were unpaid as of the end of the respective fiscal year.

Note 7. Purchased Intangible Assets

Purchased intangible assets consist of the following:

	April 3, 2016			March 29, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Definite-lived intangible assets:
Developed technology	$72,121	$35,128	$36,993	$72,121	$21,536	$50,585
Customer relationships	5,400	1,378	4,022	5,400	703	4,697
Other	3,329	2,546	783	3,329	2,152	1,177
	80,850	39,052	41,798	80,850	24,391	56,459
Indefinite-lived intangible assets:
In-process research and development	21,200	—	21,200	21,200	—	21,200
	$102,050	$39,052	$62,998	$102,050	$24,391	$77,659

A summary of the amortization expense, by classification, included in the consolidated statements of operations is as follows:

	2016	2015	2014
	(In thousands)
Cost of revenues	$13,986	$16,801	$2,387
Sales and marketing	675	703	—
	$14,661	$17,504	$2,387

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense of purchased intangible assets as of April 3, 2016:

Fiscal	(In thousands)
2017	$17,923
2018	16,944
2019	15,535
2020	4,208
2021	4,208
Thereafter	4,180
$62,998

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

The Credit Agreement includes financial covenants requiring a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum liquidity.  The Credit Agreement also contains other customary affirmative and negative covenants and events of default.

There were no borrowings outstanding under the Credit Agreement as April 3, 2016.

Note 9. Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.001 per share, and 500 million shares of common stock, par value $0.001 per share.  As of April 3, 2016 and March 29, 2015, the Company had 218.2 million and 215.5 million shares of common stock issued, respectively.  As of April 3, 2016, 19.6 million shares of common stock were reserved for the exercise of issued and unissued stock-based awards and 4.9 million shares were reserved for issuance in connection with the Company’s Employee Stock Purchase Plan.

Treasury Stock

Since fiscal 2003, the Company has had various programs that authorized the purchase by the Company of its outstanding common stock, including a program approved in October 2014 of which the total authorized amount of $100 million had been fully utilized as of April 3, 2016.  Shares purchased under these programs have been recorded as treasury shares and will be held as such until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

In November 2015, the Company’s Board of Directors approved a new program authorizing the purchase by the Company of up to $125 million of its outstanding common stock over a period of up to two years from the date of the initial purchase under the program.  No shares have been purchased under this program as of April 3, 2016.

The Company excluded purchases of common stock totaling $0.9 million from its consolidated statement of cash flows for fiscal 2015, which amount was unpaid as of the end of the fiscal year.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESPP) that operates in accordance with Section 423 of the Internal Revenue Code. The ESPP is administered by the Compensation Committee of the Board of Directors. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at 85% of the lower of the market value of the common stock on either the first day of that offering period or on the applicable purchase date, whichever is less. Each offering period is generally 12 months and includes up to four purchase periods of three months each. If the fair market value of the Company’s common stock on the first day of any purchase period is less than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in a new 12-month offering period.  The ESPP permits an enrolled employee to make contributions to purchase shares of common stock, in an amount between 1% and 10% of compensation, subject to limits specified in the Internal Revenue Code. The total number of shares issued under the ESPP was 816,000, 845,000 and 836,000 during fiscal 2016, 2015 and 2014, respectively.

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

The 2005 Plan provides for the issuance of restricted stock units, incentive and non-qualified stock options, and other stock-based incentive awards for employees. The 2005 Plan permits the Compensation Committee of the Board of Directors to select eligible employees to receive awards and to determine the terms and conditions of awards.  Restricted stock units represent a right to receive a share of stock at a future vesting date with no cash payment from the holder.  Restricted stock units granted to employees subject to only a service condition generally vest over four years from the date of grant.  Restricted stock units granted to employees subject to a service and either a performance or market condition generally vest over three years.  Stock options granted to employees have ten-year terms and vest over four years from the date of grant.

Under the terms of the 2005 Plan, as amended, non-employee directors receive grants of stock-based awards upon initial election or appointment to the Board of Directors and upon annual reelection to the Board.  The target fair value of such grants is determined by reference to the equity compensation for non-employee directors of the Company’s peer group of companies. The target value is then allocated 50% to a restricted stock unit award and 50% to a non-qualified stock option grant in the case of the initial grant and allocated 100% to a restricted stock unit award in the case of the annual grant. Restricted stock unit awards granted to non-employee directors vest from one to three years from the date of grant.  Stock options granted to non-employee directors have ten-year terms and vest over three years from the date of grant.

As of April 3, 2016, shares available for future grant were 10.2 million under the 2005 Plan.  Shares for market-based restricted stock units reduce the shares available for future grant assuming the maximum number of shares subject to the award.

The 2014 New-Hire Performance Incentive Plan (the 2014 Plan) was adopted in November 2014 and provided for the issuance of non-qualified stock options, restricted stock units and other stock-based incentive awards for newly-hired officers or employees, where the awards granted were an inducement material to the employee’s entering into employment with the Company or one of its subsidiaries. The Company’s authority to grant new awards under the 2014 Plan was terminated by the Board of Directors in November 2015.  As of April 3, 2016, there were no outstanding awards remaining under the 2014 Plan.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   A summary of activity of restricted stock units subject to only a service condition is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding and unvested at March 31, 2013	3,251	$14.71
Granted	2,207	11.11
Vested	(1,150)	14.90	$11,136
Forfeited	(697)	13.80
Outstanding and unvested at March 30, 2014	3,611	12.62
Granted	2,061	10.61
Vested	(1,102)	13.42	11,839
Forfeited	(911)	11.94
Outstanding and unvested at March 29, 2015	3,659	11.42
Granted	1,578	14.40
Vested	(1,213)	11.88	17,206
Forfeited	(1,086)	12.45
Outstanding and unvested at April 3, 2016	2,938	$12.44

The table above includes 408,000 and 477,000 restricted stock units granted during fiscal 2015 and 2014, respectively, to employees that joined the Company in connection with acquisitions.

A summary of activity of restricted stock units subject to a service condition and either a performance or market condition is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
	(In thousands)		(In thousands)
Outstanding and unvested at March 31, 2013	289	$14.01
Granted	374	11.67
Vested	(60)	13.97	$558
Forfeited	(180)	13.86
Outstanding and unvested at March 30, 2014	423	12.02
Granted	721	12.04
Vested	(24)	13.98	242
Forfeited	(141)	10.03
Outstanding and unvested at March 29, 2015	979	12.27
Granted	641	15.45
Vested	(21)	10.14	322
Forfeited	(1,094)	13.60
Outstanding and unvested at April 3, 2016	505	$13.52

During fiscal 2016, 2015 and 2014, the Company issued 811,000, 688,000 and 717,000 shares of common stock, respectively, in connection with the vesting of restricted stock units.  The difference between the number of restricted stock units vested and the shares of common stock issued is the result of restricted stock units withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at March 31, 2013	16,829	$17.14
Granted	75	10.90
Exercised	(88)	12.00		$36
Forfeited (cancelled pre-vesting)	(732)	15.02
Expired (cancelled post-vesting)	(4,881)	20.45
Outstanding at March 30, 2014	11,203	15.84
Granted	32	9.99
Exercised	(229)	13.43		264
Forfeited (cancelled pre-vesting)	(273)	14.88
Expired (cancelled post-vesting)	(2,238)	15.42
Outstanding at March 29, 2015	8,495	16.03
Granted	22	14.91
Exercised	(1,034)	14.50		793
Forfeited (cancelled pre-vesting)	(12)	13.29
Expired (cancelled post-vesting)	(2,083)	17.18
Outstanding at April 3, 2016	5,388	$15.88	3.0	$487
Vested and expected to vest at April 3, 2016	5,388	$15.88	3.0	$487
Exercisable at April 3, 2016	5,307	$15.92	3.0	$402

The intrinsic value of options exercised in the table above is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.  During fiscal 2016, 2015 and 2014, the grant date fair value of options vested totaled $1.0 million, $2.6 million and $7.7 million, respectively.

Stock-Based Compensation Expense

A summary of stock-based compensation expense, by functional line item in the consolidated statements of operations, is as follows:

	2016	2015	2014
	(In thousands)
Cost of revenues	$825	$1,049	$1,349
Engineering and development	9,140	10,024	10,918
Sales and marketing	3,780	4,631	5,337
General and administrative	2,883	4,841	5,034
	$16,628	$20,545	$22,638

The fair value of stock options granted and shares to be purchased under the ESPP have been estimated at the date of grant using a Black-Scholes option-pricing model.  The weighted-average fair values and underlying assumptions are as follows:

	2016		2015		2014
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Fair value	$5.44	$2.60	$3.74	$2.20	$4.12	$2.41
Expected volatility	33%	39%	33%	30%	36%	32%
Risk-free interest rate	1.9%	0.2%	2.1%	0.1%	1.6%	0.1%
Expected life (years)	6.5	0.6	6.6	0.5	6.2	0.3
Dividend yield	—	—	—	—	—	—

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units granted subject to either (i) a service condition only, or (ii) service and performance conditions, are valued based on the closing market price on the date of grant.  Restricted stock units granted with service and market conditions are valued based on a Monte Carlo simulation model on the date of grant.

The Company recognized tax benefits related to stock-based compensation expense for fiscal 2016, 2015 and 2014 of $4.9 million, $7.2 million and $6.2 million, respectively. Stock-based compensation costs capitalized as part of the cost of assets were not material to the consolidated financial statements.

As of April 3, 2016, there was $33.0 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 2.2 years.

The Company currently issues new shares to deliver common stock under its stock-based award plans.

Note 11. Employee Retirement Savings Plan

The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code for substantially all U.S. employees.  Under the plan, eligible employees are able to contribute up to 50% of their compensation, subject to limits specified in the Internal Revenue Code.  The Company matches contributions up to 2% of a participant’s compensation.  The Company’s matching contributions on behalf of its employees totaled $1.5 million, $1.6 million and $1.8 million in fiscal 2016, 2015 and 2014, respectively.

The Company maintains retirement plans in certain non-U.S. locations.  The total expense and total obligation for these plans were not material to the consolidated financial statements.

The Company previously had a nonqualified deferred compensation plan available to certain members of the Company’s management.  This plan was terminated in fiscal 2016. The total expense and total obligation of the Company for this plan was not material to the consolidated financial statements.

Note 12. Special Charges

A summary of the special charges recorded during fiscal 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(In thousands)
Exit costs	$9,852	$6,946	$26,491
Asset impairments	1,954	3,074	7,322
Other charges	—	500	—
Patent license (Note 2)	—	—	41,040
	$11,806	$10,520	$74,853

September 2015 Initiative

In September 2015, the Company commenced a restructuring plan (September 2015 Initiative) designed to align its future operating expenses with its revenue expectations.  The restructuring plan includes a workforce reduction and the consolidation and elimination of certain engineering activities.

During fiscal 2016, the Company recorded special charges of $10.6 million related to the September 2015 Initiative.  Special charges for fiscal 2016 consisted of $8.6 million of exit costs and $2.0 million of asset impairment charges related to property and equipment.  Exit costs included severance and related costs associated with involuntarily terminated employees, as well as costs related to a leased facility that the Company ceased using during fiscal 2016.  The exit costs related to the leased facility include a non-cash adjustment of $0.5 million related to the reversal of a deferred rent liability associated with this facility.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 3, 2016, the Company had substantially completed the restructuring activities related to the September 2015 Initiative.  Activity and liability balances for exit costs related to this initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Charged to costs and expenses	$7,780	$858	$8,638
Payments	(7,780)	(286)	(8,066)
Non-cash adjustment	—	461	461
Balance as of April 3, 2016	$—	$1,033	$1,033

The unpaid exit costs related to the September 2015 Initiative are expected to be paid over the term of the related agreement through fiscal 2019.

May 2015 Initiative

In May 2015, the Company commenced a restructuring plan designed to streamline business operations and recorded special charges of $0.7 million during fiscal 2016. The special charges consisted entirely of exit costs associated with severance benefits for the involuntarily terminated employees. The Company completed these restructuring activities and all amounts were paid as of September 27, 2015.

March 2015 Initiative

In March 2015, the Company implemented a restructuring plan consisting of a workforce reduction primarily designed to further streamline its business operations. In connection with this action, the Company recorded special charges of $1.2 million consisting of exit costs associated with severance benefits for involuntarily terminated employees.  The Company completed these restructuring activities and all amounts were paid as of June 28, 2015.

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

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the June 2013 Initiative, the Company recorded special charges of $0.6 million, $5.2 million and $19.8 million during fiscal 2016, 2015 and 2014, respectively.  Special charges during fiscal 2016 consisted entirely of exit costs.  Special charges during fiscal 2015 consisted of $3.1 million of exit costs and $2.1 million of asset impairment charges primarily related to abandoned property.  During the fourth quarter of fiscal 2015, the Company vacated the remaining space in a facility that it had ceased using and recorded exit costs of $2.4 million.  In addition, the Company recorded a non-cash adjustment of $1.7 million primarily related to the reversal of a deferred rent liability associated with this facility.  Special charges for fiscal 2014 consisted of $17.4 million of exit costs and $2.4 million of asset impairment charges primarily related to abandoned property and equipment.  The exit costs included severance and related costs associated with involuntarily terminated employees.  Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods.  Severance costs related to these services are recognized ratably over the estimated requisite service period.  The Company expects to incur less than $1 million of additional severance costs for these employees over the remaining requisite service period.  Exit costs also included the estimated costs associated with a facility under a non-cancelable lease that the Company ceased using.

Activity and liability balances for exit costs related to the June 2013 Initiative, including a liability associated with exit costs related to a portion of the facility the Company ceased using prior to fiscal 2013, are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of March 31, 2013	$—	$1,771	$1,771
Charged to costs and expenses	13,831	3,546	17,377
Payments	(10,303)	(696)	(10,999)
Balance as of March 30, 2014	3,528	4,621	8,149
Charged to costs and expenses	749	2,353	3,102
Payments	(1,801)	(1,064)	(2,865)
Non-cash adjustments	—	1,666	1,666
Balance as of March 29, 2015	2,476	7,576	10,052
Charged to costs and expenses	566	—	566
Payments	(1,122)	(2,433)	(3,555)
Balance as of April 3, 2016	$1,920	$5,143	$7,063

The unpaid exit costs related to the June 2013 Initiative are expected to be paid over the terms of the related agreements through fiscal 2018.

A summary of the total unpaid exit costs for all restructuring plans, by classification, included in the consolidated balance sheets is as follows:

	2016	2015
	(In thousands)
Other current liabilities	$3,642	$3,664
Other liabilities	4,454	7,553
	$8,096	$11,217

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Interest and Other Income, net

Components of interest and other income, net, are as follows:

	2016	2015	2014
	(In thousands)
Interest income	$2,584	$2,166	$3,378
Gain on sales of marketable securities	417	386	2,184
Loss on sales of marketable securities	(353)	(430)	(938)
Other	(719)	(1,359)	(1,364)
	$1,929	$763	$3,260

Note 14. Income Taxes

Income (loss) before income taxes consists of the following components:

	2016	2015	2014
	(In thousands)
United States	$7,018	$12,294	$(19,056)
International	43,708	42,899	10,096
	$50,726	$55,193	$(8,960)

The components of income tax expense are as follows:

	2016	2015	2014
	(In thousands)
Current:
Federal	$(818)	$1,859	$9,206
State	(6,185)	913	1,532
Foreign	3,376	3,285	2,205
Total current	(3,627)	6,057	12,943
Deferred:
Federal	7,874	(1,700)	(18,883)
State	(512)	603	15,006
Foreign	525	(360)	240
Total deferred	7,887	(1,457)	(3,637)
	$4,260	$4,600	$9,306

The effect of deferred taxes associated with the change in unrealized gains and losses on the Company’s available-for-sale securities was immaterial and was recorded in accumulated other comprehensive income.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax expense (benefit) with the amount computed by applying the federal statutory tax rate to income (loss) before income taxes is as follows:

	2016	2015	2014
	(In thousands)
Expected income tax expense (benefit) at the statutory rate	$17,754	$19,318	$(3,136)
State income taxes, net of federal tax benefit	1,406	1,773	(330)
Tax rate differential on foreign earnings and other international related tax items	(10,943)	(11,195)	(324)
Benefit from research and other credits	(6,870)	(7,360)	(6,764)
Stock-based compensation	4,090	2,649	4,759
Resolution of prior period tax matters	(4,570)	(3,577)	(1,480)
Valuation allowance	2,435	2,634	16,433
Other, net	958	358	148
	$4,260	$4,600	$9,306

The components of the deferred tax assets and liabilities are as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Research credits	$40,033	$31,487
Reserves and accruals not currently deductible	13,994	18,971
Net operating loss carryforwards	10,090	9,764
Stock-based compensation	8,112	14,415
Patent license	6,571	7,098
Property and equipment	4,382	2,587
Investment securities	904	913
Other	292	313
Total gross deferred tax assets	84,378	85,548
Valuation allowance	(22,742)	(20,307)
Total deferred tax assets, net of valuation allowance	61,636	65,241
Deferred tax liabilities:
State income taxes	13,398	10,547
Research and development expenditures	7,235	5,814
Total deferred tax liabilities	20,633	16,361
Net deferred tax assets	$41,003	$48,880

The Company’s deferred tax assets related to research credits consist primarily of state and federal research credit carryforwards.  These state tax credits have no expiration date and may be carried forward indefinitely.  However, these credits may be utilized only to the extent that the Company realizes taxable income in the related state.  Based upon the Company’s current projections of future taxable income in the respective states, the Company is unable to assert that it is more likely than not that it will realize the full benefit of these deferred tax assets.  Accordingly, the Company has recorded valuation allowances against these deferred tax assets.  The balance of this valuation allowance was $19.8 million and $17.5 million as of April 3, 2016 and March 29, 2015, respectively.

The Company’s deferred tax assets related to net operating loss carryforwards include both federal and state net operating loss carryforwards.  The state net operating loss carryforwards are specific to the states in which the net operating losses were generated and certain of these carryforwards relate to previous acquisitions, which are subject to limitations on the timing of utilization.  Based upon the Company’s current projections of future taxable income in the respective states, the Company is unable to assert that it is more likely than not that it will realize the full benefit of these deferred tax assets.  Accordingly, the Company has recorded a valuation allowance against these deferred tax assets.  The balance of this valuation allowance was $1.8 million and $1.7 million as of April 3, 2016 and March 29, 2015, respectively.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax assets related to investment securities and capital loss carryovers consist primarily of temporary differences related to other-than-temporary impairments on the Company’s investment securities and realized losses on dispositions of investment securities that are subject to limitations on deductibility.  As a result of limitations on the deductibility of capital losses and other factors, management is unable to assert that it is more likely than not that the Company will realize the full benefit of these deferred tax assets.  Accordingly, the Company previously recorded a valuation allowance against these deferred tax assets. The balance of this valuation allowance was $1.1 million as of April 3, 2016 and March 29, 2015.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the full benefit of the existing deferred tax assets as of April 3, 2016, except for the deferred tax assets discussed above.  Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income or that there would be sufficient tax carrybacks available; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

As of April 3, 2016, the Company has federal net operating loss carryforwards of $13.0 million, which will expire between fiscal 2027 and 2029, if not utilized, and state net operating loss carryforwards of $67.5 million, which will expire between fiscal 2017 and 2036, if not utilized.  The net operating loss carryforwards relating to acquired companies are subject to limitations on the timing of utilization. The Company also has state capital loss carryovers of $54.5 million, which will expire between fiscal 2017 and 2031, if not utilized.

As of April 3, 2016, the Company has federal research tax credit carryforwards of $9.8 million, which will expire between fiscal 2034 and 2036, if not utilized. The Company also has state research tax credit carryforwards of $31.9 million and state alternative minimum tax credits of $0.6 million, both of which have no expiration date.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States.  As of April 3, 2016, the cumulative amount of undistributed earnings of the Company’s foreign subsidiaries was $438.1 million.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

During fiscal 2016, the statute of limitations expired for certain tax years in various states.  As a result, the Company reduced the related income tax liabilities for such periods and recorded income tax benefits totaling $4.3 million.

During fiscal 2015, the Company settled all open matters relating to an Internal Revenue Service examination of the Company’s income tax returns for fiscal years 2010 through 2013. This settlement was for an amount less than the Company had previously accrued for this tax position.  As a result, the Company recorded an income tax benefit of $2.5 million.  In connection with this settlement, the Company paid federal and state income taxes totaling $2.1 million in fiscal 2016.

The Company is no longer subject to federal income tax examinations for years prior to fiscal 2014.  With limited exceptions, the Company is no longer subject to state and foreign income tax examinations by taxing authorities for years prior to fiscal 2009. Management does not believe that the results of tax examinations will have a material impact on the Company’s financial condition or results of operations.

A rollforward of the activity in the gross unrecognized tax benefits is as follows:

	2016	2015
	(In thousands)
Balance at beginning of year	$12,904	$13,577
Additions based on tax positions related to the current year	1,266	1,059
Additions for tax positions of prior years	993	2,966
Reductions for tax positions of prior years	(690)	(276)
Decreases relating to settlements with taxing authorities	(364)	(3,629)
Reductions due to lapses of statutes of limitations	(4,931)	(793)
Balance at end of year	$9,178	$12,904

If the unrecognized tax benefits as of April 3, 2016 were recognized, $8.1 million, net of $1.1 million of tax benefits from state income taxes, would favorably affect the Company’s effective income tax rate.

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the unrecognized tax benefits noted above, the Company had accrued $2.6 million and $3.5 million of interest expense and penalties as of April 3, 2016 and March 29, 2015, respectively.  The Company recognized interest expense, net of the related tax effect, and penalties aggregating $(0.6) million, $0.1 million and $2.1 million during fiscal 2016, 2015 and 2014, respectively.

It is reasonably possible that the Company’s liability for uncertain tax positions may be reduced by as much as $1.0 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring through the end of fiscal 2017.

Note 15. Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2016	2015	2014
	(In thousands, except per share amounts)
Net income (loss)	$46,466	$50,593	$(18,266)
Shares:
Weighted-average shares outstanding — basic	85,122	87,584	87,612
Dilutive potential common shares, using treasury stock method	988	879	—
Weighted-average shares outstanding — diluted	86,110	88,463	87,612
Net income (loss) per share:
Basic	$0.55	$0.58	$(0.21)
Diluted	$0.54	$0.57	$(0.21)

Stock-based awards, including stock options and restricted stock units, representing 6.3 million, 9.7 million and 15.2 million shares of common stock have been excluded from the diluted per share calculations for fiscal 2016, 2015 and 2014, respectively. These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

Note 16. Commitments and Contingencies

Leases

The Company leases certain facilities, software and equipment under operating lease agreements. A summary of the future minimum lease commitments under non-cancelable operating leases as of April 3, 2016 is as follows:

Fiscal Year	(In thousands)
2017	$7,470
2018	4,616
2019	2,264
2020	1,773
2021	1,310
Thereafter	263
$17,696

Rent expense for fiscal 2016, 2015 and 2014 was $11.7 million, $12.0 million and $10.4 million, respectively.

Contingencies

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

Legal Proceedings

On September 28, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain individual defendants.  The plaintiff, Phyllis Hull, purported to represent a class of persons who purchased the Company’s common stock between April 30, 2015 and July 30, 2015.  The plaintiff alleged that the defendants, including a former officer and a current officer, engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results and future business prospects in violation of federal securities laws.  The plaintiff sought compensatory damages, interest and an award of reasonable attorneys’ fees and costs.  On March 4, 2016, the parties filed a Joint Stipulation with the Court to voluntarily dismiss the case. On March 7, 2016, the Court dismissed the case with prejudice as to Phyllis Hull and her individual claims and without prejudice as to the unnamed class members.

On October 23, 2015, Stephen Kramer filed a shareholder derivative complaint in the California Superior Court in and for the County of Orange County purportedly on behalf of the Company against certain current and former officers and directors of the Company.  The plaintiff alleges breaches of fiduciary duty, unjust enrichment, corporate waste, aiding and abetting breaches of fiduciary duty, and improper insider sales of stock in violation of California law based on the allegation that, since October 17, 2014, the individual defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, internal controls and future business prospects.  The plaintiff seeks an award of damages and restitution to the Company from the individual defendants, disgorgement of the individual defendants’ profits and compensation, an order requiring the Company to reform and improve its corporate governance, and an award of costs and attorneys’ fees to the plaintiff and its counsel.  On March 14, 2016, a second shareholder derivative complaint was filed in the same Court. The plaintiff in the second suit, Indiana Laborers Pension and Welfare Funds, makes similar allegations against certain current and former officers and directors of the Company, and seeks similar demands.  The defendants have not yet responded to the complaints in either of the shareholder derivative cases.

The Company currently believes the disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Note 17. Revenue Components, Geographic Revenues and Significant Customers

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company operates in one operating segment.

Revenue Components

A summary of net revenues by product category is as follows:

	2016	2015	2014
	(In thousands)
Advanced Connectivity Platforms	$417,923	$465,000	$386,738
Legacy Connectivity Products	40,990	55,198	74,169
	$458,913	$520,198	$460,907

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Revenues

Revenues by geographic area are presented based upon the ship-to location of the customer. Net revenues by geographic area are as follows:

	2016	2015	2014
	(In thousands)
United States	$153,189	$193,853	$191,481
Asia-Pacific and Japan	219,600	226,213	166,568
Europe, Middle East and Africa	75,529	83,045	85,572
Rest of world	10,595	17,087	17,286
	$458,913	$520,198	$460,907

The United States, China and Hong Kong are the only countries that represented 10% or more of net revenues for fiscal 2016.  Net revenues from customers in China and Hong Kong were $75.5 million and $60.1 million for fiscal 2016, respectively.  The United States and China are the only countries that represented 10% or more of net revenues for fiscal 2015 and 2014.  Net revenues from customers in China were $90.4 million and $56.0 million for fiscal 2015 and 2014, respectively.

Significant Customers

A summary of the Company’s customers, including their manufacturing subcontractors, that represent 10% or more of the Company’s net revenues is as follows:

	2016	2015	2014
HPE	26%	27%	24%
Dell	17%	17%	15%
IBM	*	11%	17%

*	Less than 10% of net revenues

QLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Condensed Quarterly Results (Unaudited)

The following table summarizes certain unaudited quarterly financial information for fiscal 2016 and 2015:

	Three Months Ended
	June	September (1)	December (2)	March (3)
	(In thousands, except per share amounts)
Fiscal 2016:
Net revenues	$113,405	$103,354	$122,730	$119,424
Gross profit	66,338	61,179	72,567	71,365
Operating income	7,091	2,221	21,456	18,029
Net income	2,556	2,238	23,433	18,239
Net income per share:
Basic	$0.03	$0.03	$0.28	$0.22
Diluted	$0.03	$0.03	$0.28	$0.22

Fiscal 2015:
Net revenues	$119,449	$127,503	$140,203	$133,043
Gross profit	70,695	75,410	82,401	77,546
Operating income	5,396	13,521	23,700	11,813
Net income	6,000	11,010	22,435	11,148
Net income per share:
Basic	$0.07	$0.13	$0.26	$0.13
Diluted	$0.07	$0.12	$0.25	$0.13

(1)

During the three months ended September 27, 2015, the Company recorded special charges of $8.2 million, consisting of $7.0 million of exit costs and $1.2 million of asset impairment charges related to property and equipment.

(2)

During the three months ended December 27, 2015 and December 28, 2014, the Company recorded an income tax benefit related to the retroactive reinstatement of the federal research tax credit of $3.0 million and $3.7 million, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2016.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of April 3, 2016.

The independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. See page 34 herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2016, for information required under this Item 10. Such information is incorporated herein by reference.

The Company has adopted and implemented a Business Ethics Policy (the Code of Ethics) that applies to the Company’s officers, employees and directors.  The Code of Ethics is available on our website at www.qlogic.com.

Item 11.	Executive Compensation

Reference is made to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2016, for information required under this Item 11.  Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2016, for information required under this Item 12.  Such information is incorporated herein by reference.

There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2016, for information required under this Item 13.  Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Reference is made to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2016, for information required under this Item 14.  Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The following consolidated financial statements of the Company for the years ended April 3, 2016, March 29, 2015 and March 30, 2014 are filed as part of this report:

FINANCIAL STATEMENT INDEX

(a) (2) Financial Statement Schedule

The following consolidated financial statement schedule of the Company for the years ended April 3, 2016, March 29, 2015 and March 30, 2014 is filed as part of this report and is incorporated herein by reference:

Schedule II - Valuation and Qualifying Accounts

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

Date: May 26, 2016

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

Signature	Title	Date

Acting Chief Executive Officer,
Senior Vice President and
/s/ JEAN Hu	Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	May 26, 2016
Jean Hu
Executive Chairman and
/s/ CHRISTINE KING	Chairman of the Board	May 26, 2016
Christine King

/s/ JOHN T. DICKSON	Director	May 26, 2016
John T. Dickson

/s/ BALAKRISHNAN S. IYER	Director	May 26, 2016
Balakrishnan S. Iyer

/s/ D. SCOTT MERCER	Director	May 26, 2016
D. Scott Mercer

/s/ JAY A. ROSSITER	Director	May 26, 2016
Jay A. Rossiter

/s/ George D. Wells	Director	May 26, 2016
George D. Wells

/s/ William M. ZEITLER	Director	May 26, 2016
William M. Zeitler

SCHEDULE II

QLOGIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions: Charged to Costs and Expenses or Revenues	Deductions: Amounts Written Off, Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended April 3, 2016:
Allowance for doubtful accounts	$1,297	$(340)	$108	$849
Sales returns and allowances	$6,254	$15,210	$17,994	$3,470
Year ended March 29, 2015:
Allowance for doubtful accounts	$1,186	$114	$3	$1,297
Sales returns and allowances	$3,873	$23,597	$21,216	$6,254
Year ended March 30, 2014:
Allowance for doubtful accounts	$1,196	$23	$33	$1,186
Sales returns and allowances	$4,747	$17,225	$18,099	$3,873

EXHIBIT INDEX

Exhibit No.	Description

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

10.4

Terms and Conditions of Nonqualified Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.5

Terms and Conditions of Incentive Stock Option under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.6

Form of Terms and Conditions of Stock Unit Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).*

10.7

Non-Employee Director Equity Award Program under the QLogic Corporation 2005 Performance Incentive Plan, Amended and Restated Effective May 22, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29,  2014).*

10.8

Form of Change in Control Severance Agreement between QLogic Corporation and Executive Officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012).*

10.9

Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).*

10.10

Credit Agreement, dated as of March 20, 2013, by and among QLogic Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on May 23, 2013).

Exhibit No.	Description

10.11

Form of Terms and Conditions of Performance Share Award under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).*

10.12

Offer Letter, dated December 3, 2013, by and between QLogic Corporation and Prasad Rampalli (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013).*

10.13

General Release Agreement, dated September 3, 2015, by and between the Company and Prasad Rampalli (incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2015).*

10.14

Terms and Conditions of Performance Share Award for Christine King under the QLogic Corporation 2005 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).*

10.15

Severance and Release Agreement, dated January 13, 2016, by and between the Company and Milind Karnik (incorporated by reference Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2015).*

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