Form 10-K/A
period 2016-04-03
QLOGIC CORP
filed 2016-07-01
CIK 918386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 29, 2016, 83,898,000 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended April 3, 2016 (the “FY16 Form 10-K”) originally filed on May 26, 2016 (the “Original Filing”) by QLogic Corporation, a Delaware corporation (“QLogic,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended April 3, 2016.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In QLogic’s filings with the U.S. Securities and Exchange Commission (“SEC”), information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the Compensation Committee Report contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC. In addition, this Amendment includes several website addresses. Those website addresses are intended to provide inactive, textual references only. The information on those websites is not part of this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of QLogic. The names of our current executive officers, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Position with QLogic	Age
Jean Hu	Acting Chief Executive Officer, Senior Vice President and Chief Financial Officer	52
Christine King	Chairman of the Board and Executive Chairman	67
Anthony E. Carrozza	Senior Vice President, Worldwide Sales	61
Roger J. Klein	Senior Vice President and General Manager, Fibre Channel Products	65

Ms. Hu joined us in April 2011 as Senior Vice President and Chief Financial Officer, and has served as our Acting Chief Executive Officer since August 2015. Previously, Ms. Hu served as Chief Financial Officer and Senior Vice President, Business Development, of Conexant from December 2008 until April 2011. She also served as Treasurer of Conexant from June 2009 until April 2011. From February 2006 to December 2008, Ms. Hu served as Senior Vice President, Strategy and Business Development, and from February 2004 to February 2006, as Vice President, Strategy and Business Development, at Conexant. Prior to February 2004, Ms. Hu held various positions in financial planning, strategy and corporate development at Conexant and its predecessor company, Rockwell International Corporation.

Ms. King has served as Executive Chairman and Chairman of the Board since August 2015, and as a director since April 2013. Ms. King was a director and President and Chief Executive Officer of Standard Microsystems Corporation from October 2008 until August 2012. From September 2001 until March 2008, Ms. King served as President and Chief Executive Officer of AMI Semiconductor, Inc. Prior to that, Ms. King spent over 23 years at International Business Machines Corporation (“IBM”) in various management roles, including her last assignment as Vice President of Semiconductor Solutions. Ms. King currently serves on the Board of Directors of Idaho Power Company, Cirrus Logic, Inc. and Skyworks Solutions, Inc. She previously served on the Board of Directors of AMI Semiconductor, Inc. from 2003 until its acquisition by ON Semiconductor Corporation in March 2008, ON Semiconductor Corporation from March 2008 until October 2008, Analog Devices, Inc. from June 2003 to March 2008, and Atheros Communications from April 2008 until its acquisition in May 2011. Ms. King was selected as a director due to her significant financial, strategic, operational and compliance expertise resulting from her senior management and operational experience in a number of technology companies, service as a director at the companies listed above, and knowledge of the semiconductor industry. Ms. King also brings research and development and management experience gained from the executive positions she held at IBM.

Mr.  Carrozza joined us in July 2014 as Senior Vice President, Worldwide Sales. Previously, he served as Executive Vice President of Worldwide Sales at Silicon Graphics International Corp. (“SGI”) from May 2013 to August 2013. Prior to that, Mr. Carrozza served as Executive Vice President of Field Operations at SGI from November 2011 to May 2013, and in various executive leadership positions overseeing SGI’s sales organization from March 2008 through November 2011. Prior to joining SGI, Mr. Carrozza was with Neterion, Inc. from December 2006 to February 2008 as Vice President, Sales. From June 1987 to December 2006, Mr. Carrozza held various positions at Quantum Corporation (“Quantum”). When Mr. Carrozza left Quantum, he held the title of Senior Vice President, Worldwide Sales.

Mr. Klein joined us in February 2001 and has held a variety of field marketing and business unit marketing positions. He was promoted to Vice President, General Manager, Computer Systems Group, in August 2006, and to Senior Vice President and General Manager, Host Solutions Group, in May 2009, and has served as our Senior Vice President and General Manager, Fibre Channel Products, since June 2014. From 1997 to January 2001, Mr. Klein held various positions at CMD Technology, most recently as Vice President, Marketing. Prior to 1997, Mr. Klein held various positions at Unisys Corporation and Burroughs Corporation.

OUR DIRECTORS

The Board consists of seven directors. The names of our directors, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Position with QLogic	Age
John T. Dickson	Director	70
Balakrishnan S. Iyer	Director	59
Christine King	Chairman of the Board and Executive Chairman	67
D. Scott Mercer	Director	65
Jay A. Rossiter	Director	59
George D. Wells	Director	80
William M. Zeitler	Director	68

Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the Nominating and Governance Committee and the Board that such person should serve as a member of the Board are also described in the following paragraphs.

Mr. Dickson has served as a director since June 2014. Mr. Dickson served as Executive Vice President and head of Operations of Alcatel-Lucent from May 2010 to January 2012. Mr. Dickson is the former President and Chief Executive Officer of Agere Systems, Inc. (“Agere”), a position he held from August 2000 to October 2005. Prior to joining Agere, Mr. Dickson held positions as the Executive Vice President and Chief Executive Officer of Lucent’s Microelectronics and Communications Technologies Group, Vice President of AT&T Corporation’s integrated circuit business unit, and Chairman and Chief Executive Officer of SHOgraphics, Inc., as well as senior roles with ICL, plc, and Texas Instruments, Inc. Mr. Dickson currently serves as a director of KLA-Tencor Corporation, and previously served on the Board of Directors of National Semiconductor Corporation from April 2006 to September 2010, Mettler-Toledo International Inc. from March 2001 to April 2009, Freescale Semiconductor, Ltd. from May 2012 to July 2013, and Avago Technologies Limited (“Avago”) from January 2012 to May 2015. Mr. Dickson’s qualifications to serve on the Board include his extensive experience in senior management and executive positions in the technology industry and his experience as a director of other public and private companies.

Mr. Iyer has served as a director since June 2003. From October 1998 to June 2003, Mr. Iyer was the Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. (“Conexant”). Prior to October 1998, Mr. Iyer served as the Senior Vice President and Chief Financial Officer of VLSI Technology, Inc. Mr. Iyer previously held a number of senior finance positions at Advanced Micro Devices, Inc., a semiconductor company. Mr. Iyer currently serves on the Board of Directors of IHS Inc., Power Integrations, Inc. and Skyworks Solutions, Inc. He also served on the Board of Directors of Conexant from February 2002 to April 2011 and Life Technologies Corp. from July 2001 to February 2014. Mr. Iyer’s experience as an executive officer of companies in the technology industry brings to our Board leadership, strategic and financial experience. His experience as a director at the public companies listed above provides the Board with significant financial expertise with specific application to our industry, as well as a broad understanding of corporate governance topics.

Ms. King’s biography is set forth under the heading “Our Executive Officers.”

Mr. Mercer has served as a director since September 2010. Mr. Mercer was Chairman of the Board of Directors and Chief Executive Officer of Conexant from August 2008 and April 2008, respectively, until April 2011. From November 2005 until April 2008, Mr. Mercer worked as a private investor, and from May 2005 to November 2005, Mr. Mercer served as interim Chief Executive Officer of Adaptec, Inc. Mr. Mercer served as Senior Vice President and Advisor to the Chief Executive Officer from February 2004 through December 2004, and as Senior Vice President and Chief Financial Officer from October 2001 through January 2004, at Western Digital Corporation. From June 2000 to September 2001, Mr. Mercer served as Vice President and Chief Financial Officer of Teralogic, Inc. From June 1996 to May 2000, he held various senior operating and financial positions with Dell Inc. Mr. Mercer currently serves on the Board of Directors of Polycom, Inc. He also served on the Board of Directors of Net Ratings, Inc. from January 2001 to June 2007, Adaptec, Inc. from November 2003 to October 2008, SMART Modular Technologies (WWH), Inc. from June 2007 to January 2009, Palm, Inc. from June 2005 to July 2010, Conexant from May 2003 to April 2011, and SanDisk Corporation from September 2013 to May 2016. Mr. Mercer’s senior management and operational experience in a number of technology companies and his service as a director at the companies listed above provide our Board with significant financial, operational and compliance expertise with specific application to our industry, as well as a broad understanding of corporate governance and other topics.

Mr. Rossiter has served as a director since May 2015. Mr. Rossiter is Senior Vice President of the Science and Technology Group at Yahoo! Inc. (“Yahoo!”), where he has responsibility for the sciences and platforms including the cloud and big data systems that power Yahoo!’s consumer and advertising business. Before joining Yahoo! in January 2008, Mr.

Rossiter spent almost 16 years at Oracle Corporation (“Oracle”), most recently serving as Vice President of the System Management Products Division. Prior to Oracle, Mr. Rossiter held various leadership and software development positions at 3COM Corporation, Syntelligence Inc. and Bell Laboratories. He currently serves on the Board of Directors of Hortonworks, Inc. Mr. Rossiter brings to the Board his senior management and operational experience gained at Yahoo! and Oracle and his extensive knowledge of the technology industry, with specific emphasis on the cloud and big data markets.

Mr. Wells has served as a director since February 1994. Mr. Wells was President and Chief Executive Officer of Exar Corporation, a manufacturer of analog and mixed-signal integrated circuits, from June 1992 until he retired in October 1996. Before joining Exar, Mr. Wells served as President and Chief Operating Officer of LSI Corporation (formerly LSI Logic Corporation), a manufacturer of application-specific integrated circuits, for seven years. Mr. Wells’ experience as a senior executive officer of two companies in the technology industry brings to our Board his leadership, strategic, operational and management experience.

Mr. Zeitler has served as a director since September 2010. Mr. Zeitler has served as a consultant in the technology industry since his retirement from IBM in 2008. Prior to his retirement, Mr. Zeitler spent over 35 years at IBM in various roles, including his last assignment as Senior Vice President and Group Executive — Servers, Storage and Semiconductor Groups of the IBM Systems and Technology Group. Mr. Zeitler brings to the Board leadership, strategic, research and development and management experience gained from his experience in the technology industry and the executive positions held at IBM.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file various reports with the SEC concerning their ownership and changes in ownership of our securities. Copies of these filings must be furnished to us. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during our fiscal year 2016, our directors, executive officers and 10% beneficial owners have complied with all Section 16(a) filing requirements, except that certain equity award grants made to Mr. Rossiter on May 12, 2015 in connection with his appointment to the Board were not reported until May 21, 2015.

CODE OF ETHICS

We have adopted and implemented a Business Ethics Policy (the “Code of Ethics”) that applies to all Company employees, officers and directors. The Code of Ethics operates as a tool to help our employees, officers and directors understand and adhere to the high ethical standards we expect. The Code of Ethics is available on the corporate governance page of our website at http://www.qlogic.com. Stockholders may also obtain copies at no cost by writing to the Secretary of the Company.  We intend to disclose any amendment to, or waiver from, the Code of Ethics for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer, and controller or persons performing similar functions, as may be required by applicable rules of the SEC and NASDAQ Stock Market LLC by posting such information on our website, at the address and location specified above.

AUDIT COMMITTEE

Our Board has established an Audit Committee in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The Audit Committee consists of Mr. Iyer (Chairperson), Mr. Dickson, Mr. Mercer and Mr. Wells. Our Board has determined that each member of the Audit Committee meets the independence requirements of The NASDAQ Stock Market listing standard and applicable SEC rules, and is an “audit committee financial expert” as defined by rules adopted by the SEC.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

Compensation for our non-employee directors is determined by the Board and periodically reviewed by the Compensation Committee, and during fiscal year 2016 consisted of a cash retainer, fees for attending meetings in excess of a specified number, and equity awards.

Annual Retainer Fees and Meeting Fees.    For fiscal year 2016, each of our non-employee directors received an annual cash retainer for serving as a member of the Board and additional annual cash retainer fees for serving as the chair and/or a member of one or more committees of the Board as set forth below. These annual fees were paid in equal quarterly installments.

Board member retainer	$49,000
Chairman of the Board	$35,000
Lead Director	$20,000
Audit Committee Chair	$25,000
Audit Committee member	$15,000
Compensation Committee Chair	$25,000
Compensation Committee member	$10,000
Nominating and Governance Committee Chair	$10,000
Nominating and Governance Committee member	$ 5,000

For each meeting of the Board in excess of nine per fiscal year, the non-employee directors receive an additional fee of $1,500 for attendance in person and $750 for participation by telephone. For each Audit Committee meeting in excess of twelve per fiscal year, each Compensation Committee meeting in excess of ten per fiscal year, and each Nominating and Governance Committee meeting in excess of six per fiscal year, committee members (including committee chairs) receive an additional fee of $1,000 for attendance in person and $500 for participation by telephone. During fiscal year 2016, there were eleven meetings of the Board, eight meetings of the Audit Committee, fourteen meetings of the Compensation Committee, and four meetings of the Nominating and Governance Committee.

Directors who are employees of QLogic receive no additional compensation for serving on the Board. Directors are entitled to reimbursement for out-of-pocket expenses in connection with attendance at all Board and committee meetings.

The Compensation Committee reviewed the cash compensation for our non-employee directors in May 2016 and recommended to the Board the following changes, which the Board approved. The additional annual retainer fee for serving as a member of the Compensation Committee was increased to $15,000, effective July 1, 2016. In addition, the threshold number of Compensation Committee meetings for establishing excess meeting fees was increased from ten to twelve. No other changes were made to the retainers, fees or meeting thresholds set forth in the preceding paragraphs.

Stock Awards.    The Board has adopted a director grant program under the QLogic Corporation 2005 Performance Incentive Plan, as amended (the “2005 Plan”), which provides for awards to our non-employee directors to be determined by reference to the equity compensation for non-employee directors of our compensation peer group. The peer group is the same compensation peer group used by the Compensation Committee to evaluate executive compensation (as identified in the “Compensation Discussion and Analysis” below). The director grant program is intended to more closely align non-employee director compensation with the philosophy used in establishing compensation for our executive officers. The Compensation Committee reviews the compensation for our non-employee directors every other year and most recently reviewed non-employee director compensation in May 2016.

Based on its review, the Compensation Committee recommends to the Board a target level of equity awards to be provided to our non-employee directors relative to the levels provided by the companies in the compensation peer group. In May 2014, the Compensation Committee recommended to the Board that the target grant date value for equity awards granted to our non-employee directors would be set at $150,000 (which was the 50th percentile of the compensation peer group), and that the annual awards would consist solely of Restricted Stock Units (“RSUs”), and the Board approved these changes. The Compensation Committee also recommended, and the Board adopted, a fixed cap on the number of shares of the Company’s common stock that is subject to the annual awards.  If the fair market value of a share of the Company’s common stock on the applicable grant date is less than $10.00, then the target grant date value is divided by $10.00, rather than the fair market value of a share of the Company’s common stock, to determine the exact number of shares subject to each RSU award.

The director grant program also provides that grants made to non-employee directors upon their initial election or appointment to the Board are determined in a similar manner, with a target grant date value generally determined at the same percentile of the awards made by the compensation peer group to their newly elected or appointed non-employee directors that was used to determine the most recent annual awards to our non-employee directors. As a result of changes recommended by the Compensation Committee and adopted by the Board in May 2016, this value is then allocated so that 100% of the grant date value is delivered in the form of RSU awards. Prior to the May 2016 changes adopted by the Board, this value had been allocated so that 50% of the grant date value was delivered in the form of RSU awards and 50% of the grant date value was delivered in the form of stock options. The fixed cap for annual awards described above is not applicable to new director grants.

The per share exercise price of each stock option granted to our non-employee directors equals the fair market value of a share of the Company’s common stock on the grant date. For these purposes, the fair market value is equal to the closing price of a share of the Company’s common stock on the applicable grant date. These stock options have maximum ten-year terms. RSU awards are settled upon vesting in an equivalent number of shares of the Company’s common stock. For awards made to non-employee directors upon their initial election or appointment to the Board, stock options and RSU awards generally vest in annual installments over a three-year period following the date the award is granted if the director is still a member of our Board on the applicable vesting date. For annual equity award grants to non-employee directors, RSU awards vest in full upon the earlier of (i) the day prior to the annual meeting of the Company’s stockholders that occurs in the calendar year following the calendar year in which the award is granted or (ii) the first anniversary of the date of grant. The Board or a designated committee of the Board has the discretion to modify the program for determining award grants for non-employee directors from time to time without stockholder approval.

In May 2016, the Compensation Committee reviewed the director grant program for our non-employee directors and recommended the following changes, which the Board adopted. Effective immediately, for grants made to non-employee directors upon their initial election or appointment to the Board, 100% of the grant date value will be allocated to RSU awards (instead of the allocation of 50% of the grant date value in the form of RSU awards and 50% of the grant date value in the form of stock options). In addition, upon their initial election or appointment to the Board non-employee directors will receive a prorated annual award grant that will vest in full on the date of the next annual meeting of the Company’s stockholders. No changes were made to the vesting terms discussed above.

COMPENSATION OF DIRECTORS — FISCAL YEAR 2016

The following table presents information regarding the compensation earned for fiscal year 2016 by our directors who are not employed by us or any of our subsidiaries (the “non-employee directors”). The compensation paid to Ms. King and former director Mr. Rampalli, who were also employees of the Company for part of fiscal year 2016, is not presented in the table below as they did not receive any additional compensation for their services as directors during the periods in which they also served as executive officers in fiscal year 2016. The compensation paid to Ms. King and Mr. Rampalli is presented in the Summary Compensation Table below and the related tables.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1)(2)(3) (c)	Option Awards ($)(1)(2)(3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
John T. Dickson	86,278	137,400	—	—	—	—	223,678
Balakrishnan S. Iyer	84,000	137,400	—	—	—	—	221,400
D. Scott Mercer	72,069	137,400	—	—	—	—	209,469
Jay A. Rossiter(4)	49,423	158,165	120,001	—	—	—	327,589
George D. Wells	89,000	137,400	—	—	—	—	226,400
William M. Zeitler	73,322	137,400	—	—	—	—	210,722

(1)

The amounts reported in Columns (c) and (d) of the table above reflect the fair value on the grant date of the stock awards and option awards, respectively, granted to our non-employee directors during fiscal year 2016 as determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained under the section entitled “Stock-Based Compensation — Stock-Based Compensation Expense” on page 54 of the Company’s Annual Report on Form 10-K for fiscal year 2016 filed with the SEC on May 26, 2016.

(2)

The following table presents the number of shares of the Company’s common stock subject to outstanding unvested stock awards and outstanding and unexercised option awards held by each of our non-employee directors as of April 3, 2016:

Director	Number of Unvested Restricted Stock Units (RSUs) as of April 3, 2016	Number of Shares Subject to Outstanding Options as of April 3, 2016
John T. Dickson	23,008	32,086
Balakrishnan S. Iyer	15,000	94,662
D. Scott Mercer	15,000	71,076
Jay A. Rossiter	12,215	22,059
George D. Wells	15,000	94,662
William M. Zeitler	15,000	71,076
(3)

We granted to each of Messrs. Dickson, Iyer, Mercer, Wells and Zeitler, and to Ms. King, an award of 15,000 RSUs, and to Mr. Rossiter, an award of 4,167 RSUs, on August 20, 2015, the date of our 2015 Annual Meeting. Mr. Rossiter was appointed to the Board on May 12, 2015 and was therefore eligible for a prorated equity award at the 2015 Annual Meeting. On the grant date, each of the RSU awards granted to Messrs. Dickson, Iyer, Mercer, Wells and Zeitler and to Ms. King had a value of $137,400, and the RSU award granted to Mr. Rossiter had a value of $38,170. In connection with his appointment to the Board, Mr. Rossiter also received an award of 8,048 RSUs (with a grant date fair value of $119,995) and an option to purchase 22,059 shares (with a grant date fair value of $120,001).

(4)	Mr. Rossiter joined the Board in May 2015.

EXECUTIVE OFFICER AND DIRECTOR STOCK OWNERSHIP GUIDELINES

The Board has adopted stock ownership guidelines to further align the interests of our executive officers identified in the Summary Compensation Table below (referred to in this Amendment as the “named executive officers”) and our directors with the interests of its stockholders. These guidelines are described below.

The Company’s Chief Executive Officer (“CEO”) and Executive Chairman are each required to own shares of the Company’s common stock with a value equal to at least three times her annual base salary, and each other named executive officer is required to own shares of the Company’s common stock with a value equal to at least one times his or her annual base salary. Shares of the Company’s common stock subject to outstanding unexercised stock options and unvested RSUs held by an executive officer do not count towards satisfaction of these guidelines. This ownership guideline is initially calculated using the applicable base salary as of the later of the date these guidelines were adopted (May 23, 2012) or the date the individual most recently became subject to these guidelines as a named executive officer. The stock ownership guideline for each individual will be determined on an annual basis as of the first trading day of each fiscal year, and will be based on the applicable base salary in effect on such date and the average 30-day closing price of a share of the Company’s common stock on such date. Named executive officers are required to achieve the applicable level of ownership within five years of the later of May 23, 2012 or the date the person was most recently designated a named executive officer of the Company.

Non-employee directors are required to own shares of the Company’s common stock with a value equal to at least three times the annual cash retainer paid to our non-employee directors for service on the Board (excluding additional committee retainers and any extra meeting fees). Shares of the Company’s common stock subject to outstanding unexercised stock options and unvested RSUs held by a non-employee director do not count towards satisfaction of these guidelines. This ownership guideline is initially calculated using the annual cash retainer for service as a director (but not including amounts associated with service as a Lead Director or committee or chair service) on the date the individual first became subject to these guidelines as a non-employee director. The stock ownership guideline will be determined on an annual basis as of the first trading day of each fiscal year, and will be based on the applicable annual Board cash retainer in effect on such date and the average 30-day closing price of a share of the Company’s common stock on such date. Non-employee directors are required to achieve this level of ownership within five years of the later of May 23, 2012 or the date the individual first became a non-employee member of the Board.

Once an individual becomes a named executive officer or a non-employee director, such person will be subject to these guidelines until (i) he or she is no longer an officer or director of the Company, as applicable; or (ii) with respect to continuing officers, he or she has ceased to be identified as a “named executive officer” in the Company’s annual proxy statement. Should the individual be reappointed as a non-employee director or achieve named executive officer status in the future, such individual will have five years from the date of such event to achieve the requisite stock ownership level.

In addition to the above stock ownership guidelines, we have adopted an Insider Trading Policy available on our website at http://ir.qlogic.com that restricts employees, executive officers and directors from engaging in any of the following activities with respect to the securities of the Company:

●	Purchases on margin (where money is borrowed to make the purchase);
●	Short sales;
●	Buying or selling puts or calls; se
●

Hedging or monetization transactions, such as zero-cost collars and forward sale contracts, that allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential upside appreciation in the stock; or

●	Holding Company securities in a margin account or pledging Company securities as collateral for a loan without adequate financial resources to prevent a forced sale.

As of April 3, 2016, no directors or named executive officers held pledged Company securities.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our executive compensation program and key compensation actions and decisions for fiscal year 2016. The primary focus of this section is to explain the compensation decisions that were made for fiscal year 2016 with respect to our named executive officers.

Executive Summary

Compensation Philosophy

We believe that a significant portion of the compensation of our named executive officers should be directly tied to our performance. Short-term incentive award payments are determined based on achievement of financial goals for the fiscal year.  Equity awards granted to our named executive officers align the interests of these executive officers with the interests of our stockholders as performance-based equity awards vest (that is, are earned) based on our total shareholder return (“TSR”) relative to a peer group of companies and the ultimate value of all equity awards depends on the value of the Company’s common stock.

Highlights of Fiscal Year 2016 Executive Compensation Program

Our executive compensation program is designed to attract, retain and motivate a highly-skilled and dedicated management team to execute our business objectives. Key compensation decisions for fiscal year 2016 and important features of our executive compensation program include the following:

•

Management Changes.  Mr. Rampalli resigned as President and CEO on August 20, 2015.  At that time, the Board appointed Ms. King as Executive Chairman and appointed Ms. Hu as Acting CEO, in addition to her continuing role as Chief Financial Officer.  Mr. Karnik’s employment with the Company ended December 9, 2015.  In connection with these management changes, the Compensation Committee approved new compensation arrangements for Ms. King and Ms. Hu and approved severance packages for Mr. Rampalli and Mr. Karnik. See “Management Changes” below.

•

Emphasis on Equity Awards. The equity awards granted to each of the named executive officers in fiscal year 2016 generally consisted of 50% time-based RSUs and 50% market-based RSUs (measured by number of shares or, in the case of grants made in April 2016, based on the dollar value of the award as determined for accounting purposes). Retention awards granted to certain of our named executive officers in October 2015 consisted entirely of market-based RSUs. The market-based RSUs are earned based on our TSR over a three-year period as compared with the TSR of the NASDAQ Composite Total Return Index for that period. However, no portion of the award will be earned if the Company’s TSR underperforms the TSR of the NASDAQ Composite Total Return Index by more than 30 points. Receipt of the shares earned pursuant to the market-based RSUs is also subject to the named executive officer’s continued employment with us through the third anniversary of the date of the award, and the time-based RSUs are subject to a four-year vesting schedule.  The Compensation Committee believes that these equity awards are appropriate to provide performance and retention incentives to our named executive officers and the fact that a significant portion of our equity awards is performance-based is consistent with good corporate governance and market practices.  For fiscal year 2016, equity compensation of our named executive officers was a substantial component of the executive’s total compensation as reported in the Summary Compensation Table below: Ms. Hu (84%); Ms. King (86%); Mr. Carrozza (65%); Mr. Klein (65%); Mr. Karnik (61%); and Mr. Rampalli (70%).

•

Short-term Incentive Plan.    The short-term incentive plan was modified for fiscal year 2016 to eliminate the operational goals component that had been included in prior year plans to focus on the following financial metrics: revenue (weighted 50%) and Non-GAAP operating margin (weighted 50%).  Potential payouts under the plan are subject to maximum amounts that may be awarded to each named executive officer. No bonuses are paid under the plan if the threshold performance level for revenue is not achieved. While the Company’s financial performance improved substantially from the first half of fiscal year 2016 to the second half of fiscal year 2016, the Company failed to meet the revenue thresholds in either performance period.  As a result, no short-term incentive payments were made to named executive officers in either the first performance period or the second performance period.  We believe that this demonstrates the rigor of our performance goals and is consistent with our pay-for-performance philosophy.

•

Stock Ownership Guidelines.    Under our stock ownership guidelines, our CEO and Executive Chairman are each required to own a minimum of three times his or her annual base salary in shares of the Company’s common stock, other named executive officers are required to own a minimum of one times their annual base salary in shares of the Company’s common stock and non-employee directors are required to own a minimum of three times their annual board retainer in shares of the Company’s common stock, in each case with such ownership to be achieved over a five-year period. See “Item 11. Executive Compensation — Executive Officer and Director Stock Ownership Guidelines” for more information.

•

Change in Control Agreements.    We maintain change in control severance agreements with our named executive officers which provide severance payments and benefits only on a “double trigger” basis (i.e., the occurrence of both a change of control and involuntary termination of the named executive officer’s employment). The occurrence of a change in control alone does not trigger any benefits under these agreements.

•

No Tax Gross-Ups.    None of our agreements with senior executives provide for tax gross-up payments for tax liabilities for parachute payments imposed under Sections 280G and 4999 of the Internal Revenue Code.

•

Compensation Recovery Policy.    We maintain a compensation recovery (“clawback”) policy applicable to senior level employees, including our named executive officers, which permits us to recoup from culpable employees certain previously paid compensation in the event of a financial restatement.

•

Hedging/Pledging Policy.  We have adopted a policy, as part of our insider trading policy, which prohibits officers and non-employee directors from engaging in puts, calls, derivative transactions, hedging and related transactions in the Company’s securities and limits pledging of Company securities.  See “Item 11. Executive Compensation — Executive Officer and Director Stock Ownership Guidelines” for more information.

Fiscal Year 2016 Executive Compensation Decisions

Management Changes

On August 20, 2015, the Board appointed Ms. King as Executive Chairman and appointed Ms. Hu as Acting CEO, while she continued to serve in her role as Chief Financial Officer. Mr. Rampalli resigned as our CEO on that date.

The Compensation Committee approved a compensation package for Ms. King in her new role as Executive Chairman which consisted of a base salary of $420,000 and a target short-term incentive plan award opportunity equal to 75% of the target short-term incentive plan award opportunity of the Acting CEO.  In addition, the Compensation Committee approved an equity award consisting of 39,331 time-based RSUs and 39,331 market-based RSUs with an aggregate value of $895,860.  The compensation package for Ms. King was determined based on a competitive market analysis relating to the Executive Chairman role that the Compensation Committee received from its compensation consultant and arms-length negotiations with Ms. King. The competitive market analysis was used by the Compensation Committee as a guide for both the cash compensation and the equity award.  In evaluating market data for the Executive Chairman role, the Compensation Committee noted that this role often includes former founding CEOs transitioning out of the CEO role and placed less weight on data points involving former founding CEOs serving as Executive Chairman.  At the time of the grant, the equity award value was approximately 50% of the value of an annual equity award for the Executive Chairman role.  The Compensation Committee determined that it would consider an additional equity award for Ms. King if she were still serving as Executive Chairman in six months. In April 2016, the Compensation Committee awarded Ms. King another equity award with a value of $800,000, which consisted of 29,784 time-based RSUs and 24,984 market-based RSUs.  For this award and a similar award for Ms. Hu described below, the Compensation Committee determined to award a specific dollar value rather than a specific number of shares, which was divided equally between time-based RSUs and market-based RSUs and then converted into shares using the grant date fair value for each type of award as determined for accounting purposes.  The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which considers potential future total shareholder return for both the Company and the NASDAQ Composite Total Return Index.  Considering the threshold, the downside and the potential upside elements of the market-based RSUs, as well as the volatility of the Company’s common stock and the NASDAQ Composite Total Return Index, generally results in a higher fair value per share for market-based RSUs compared to time-based RSUs granted on the same grant date. Accordingly, a smaller number of market-based RSUs will generally be awarded when allocating an equity dollar amount equally between time-based RSUs and market-based RSUs granted on the same date.  For the terms of the equity awards, see “Executive Compensation Programs - Equity Awards” below.

The Compensation Committee also approved a new compensation package for Ms. Hu in connection with her assumption of the additional duty of Acting CEO which consisted of an annual base salary of $544,000 and a target short-term incentive plan award opportunity equal to 110% of her base salary.  In the event that Ms. Hu ceases serving in the role of Acting CEO, then her base salary will revert to $400,000 and her target bonus will revert to 75% of her base salary, which were her annual base salary and target bonus prior to her accepting this additional role.  In addition, the Compensation Committee approved an equity award consisting of 39,331 time-based RSUs and 39,331 market-based RSUs with an aggregate value of $895,860. The compensation package for Ms. Hu was determined based on a competitive market analysis that the Compensation Committee received from its compensation consultant.  The Compensation Committee reviewed the market data for the CEO role, considered the prior equity award Ms Hu had received earlier in the fiscal year in her role as CFO and generally followed its stated compensation philosophy of targeting compensation at the 50th percentile of the competitive market.  The Compensation Committee determined that if Ms. Hu were still serving as Acting CEO in six months that the committee would consider an additional equity award. In April 2016, the Compensation Committee awarded Ms. Hu an additional equity award with a value of $800,000, which was divided 50% into time-based RSUs and 50% into market-based RSUs, which converted into 29,784 time-based RSUs and 24,984 market-based RSUs using the grant date fair value for each type of award as described above. For the terms of the equity awards, see “Executive Compensation Programs - Equity Awards” below.

Mr. Karnik left the Company effective December 9, 2015.  The terms of the separation agreements approved by the Compensation Committee for Mr. Rampalli and Mr. Karnik are described below under “Separation Agreements.”

Executive Compensation Programs

Under our fiscal year 2016 executive compensation program, our named executive officers received a base salary and were eligible to receive short-term incentive plan payments and equity awards.

Base Salary

Base salaries are used to attract, motivate and retain highly qualified executive officers. Base salary, which is determined by the level of responsibility, experience in the position, expertise of the executive officer, and competitive market conditions, is the primary fixed cash compensation component in our executive compensation program.

In May 2015, the Compensation Committee decided to increase Ms. Hu’s fiscal year 2016 base salary from $380,000 to $400,000.  The increase positioned Ms. Hu’s base salary slightly above the market 75th percentile for a CFO in recognition of the multiple contributions made and roles assumed by Ms. Hu.  Mr. Karnik’s fiscal year 2016 base salary was increased from $325,000 to $350,000, which positioned Mr. Karnik’s base salary at the 50th percentile of the market after the increase. Mr. Rampalli’s base salary was unchanged from the level established when he joined the Company in February 2014. No changes were made to the base salaries of Messrs. Carrozza or Klein. As used in this Compensation Discussion and Analysis, “market” generally refers to the compensation paid by the peer companies identified below under “Review of Competitive Market Data” to executives with similar positions, as supplemented by compensation survey data.  As described above, under “Management Changes,” Ms. Hu’s base salary was increased in connection with her appointment as Acting CEO and Ms. King’s base salary was established in connection with her appointment as Executive Chairman. The base salaries paid to our named executive officers for fiscal year 2016 are set forth in the Summary Compensation Table below.

Short-term Incentive Plan

Our short-term incentive plan is a variable element of our executive compensation program designed to reward our named executive officers for achieving key financial goals that we believe will provide the foundation for creating longer-term stockholder value. At the beginning of each year, the Compensation Committee approves specific performance goals for the upcoming year for purposes of our short-term incentive plan. The performance measures for the fiscal year 2016 short-term incentive plan were revenue (weighted at 50%) and non-GAAP operating margin (weighted at 50%) as discussed below.  The short-term incentive plan was divided into two performance periods, with the “first performance period” consisting of the first two quarters of the fiscal year and the “second performance period” consisting of the last two quarters of the fiscal year.

For fiscal year 2016, the Compensation Committee decided to eliminate the operational performance component that had been included in prior year short-term incentive plans and focus the fiscal year 2016 short-term incentive plan entirely on financial performance.  The Compensation Committee determined that no short-term incentive award payments would be made under the plan unless the Company achieved a threshold revenue goal for the applicable performance period. For the first performance period, the threshold revenue goal was $230.8 million for that six-month period, and for the second performance period, the threshold revenue goal was $249.5 million for that six-month period. The Company’s actual revenue for the first and second performance periods was $216.8 million and $ 242.2 million, respectively, and, accordingly, the named executive officers did not receive any short-term incentive award payments for either performance period during fiscal 2016.

The short-term incentive plan included a payout cap of 150% of each named executive officer’s target short-term incentive plan award opportunity, and the total incentive pool for all participants in the plan was also capped at 12% of the Company’s non-GAAP earnings before interest and income taxes for the applicable performance period. For these purposes, “non-GAAP earnings” was calculated as the Company’s operating income as determined under generally accepted accounting principles, as adjusted to exclude certain items such as stock-based compensation expense, amortization of acquisition-related intangible assets and other special charges. As so determined, non-GAAP earnings was also used to calculate non-GAAP operating margin for purposes of the short-term incentive plan. The Compensation Committee believed that excluding these items was appropriate as they are not indicative of the Company’s on-going core operating performance.

The Compensation Committee approved a target short-term incentive award opportunity for each of the named executive officers as follows (expressed as a percentage of his or her base salary for the applicable performance period): Mr. Rampalli - 110%; Ms. Hu - 75%; Mr. Carrozza - 80%; Mr. Klein - 65%; and Mr. Karnik - 65%. The Compensation Committee approved an increase in Mr. Rampalli’s target short-term incentive award opportunity from 100% to 110% of his base salary for fiscal year 2016 to increase his percentage of variable compensation tied to Company performance.  The target short-term incentive award opportunities for each of the other named executive officers remained unchanged from the prior year.  As described above under “Management Changes,” Ms. Hu’s target short-term incentive award opportunity was increased to 110% of her base salary in connection with her appointment as Acting CEO. The Compensation Committee set Ms. King’s target short-term incentive award opportunity at 75% of the target short-term incentive award opportunity for the Acting CEO.

The fiscal year 2016 short-term incentive plan had two financial performance measures: revenue targets (weighted at 50%) and non-GAAP operating margin targets (weighted at 50%). Each short-term incentive metric was assigned a multiplier for under performance and over performance as follows (with the multiplier determined by linear interpolation for performance between the stated levels):

Performance Metric	Minimum (Multiplier)	Target (Multiplier)	Maximum (Multiplier)
Revenue	85% (0.33)	100% (1.00)	105% (1.5)
Non-GAAP Operating Margin %	75% (0.33)	100% (1.00)	110% (1.5)

If the Company had achieved the revenue threshold for either performance period, the Compensation Committee retained discretion to evaluate (taking into account the recommendations of our CEO with respect to the named executive officers, other than himself) the relative contributions and achievements of each named executive officer in their respective areas of influence and to adjust each named executive officer’s incentive award based on its evaluation (subject in each case to the maximum payout of 150% of the named executive officer’s target short-term incentive plan award opportunity).

The tables below set forth the revenue and non-GAAP operating margin target levels approved by the Compensation Committee for each performance period, as well as the actual performance level achieved and calculated achievement percentage for each measure:

Short-term Incentive Plan Performance Measures and Achievement – First Performance Period

Performance Measure	Weighting	Fiscal Year 2016 First Performance Period Achievement	Target/Actual
Revenue	50%	0%	$271.5M/$216.8
Non-GAAP Operating Margin	50%	22.7%	20.3%/16.1%
Total	100%	0%	N/A

Short-term Incentive Plan Performance Measures and Achievement – Second Performance Period

Performance Measure	Weighting	Fiscal Year 2016 Second Performance Period Achievement	Target/Actual
Revenue	50%	0%	$293.5M/$242.2M
Non-GAAP Operating Margin	50%	75.0%	19.7%/24.4%
Total	100%	0%	N/A

Equity Awards

We believe equity awards are a key element of our executive compensation program because they align the interests of our named executive officers with those of our stockholders. For our fiscal year 2016 annual equity awards, we granted a combination of market-based RSU awards and time-based RSU awards to our named executive officers, which the Compensation Committee believes best supports the interests of our stockholders by balancing the dual objectives of long-term value creation for stockholders and retention of highly qualified key employees. In general, equity-based awards constitute the greatest portion of each named executive officer’s compensation opportunity with the Company. For fiscal year 2016, equity compensation of our named executive officers was a substantial component of the executive’s total compensation as reported in the Summary Compensation Table below: Ms. Hu (84%); Ms. King (86%); Mr. Carrozza (65%); Mr. Klein (65%); Mr. Karnik (61%); and Mr. Rampalli (70%).

We use time-based RSU awards because of their greater retentive value as they generally vest over a four-year period. Our market-based RSU awards are earned based on the relative TSR of the Company’s common stock compared to the TSR of the NASDAQ Composite Total Return Index over a specified period. The Compensation Committee believes this combination of time-based and market-based RSUs provide significant motivation for our named executive officers to create value for our stockholders and opportunity to benefit from the value created. We believe this is an appropriate way to align the interests of our named executive officers with those of our stockholders in order to achieve and sustain long-term stock price growth.

In determining the annual equity awards, the Compensation Committee reviews equity award data analyzed by its outside compensation consultant for the compensation peer group selected for that fiscal year. The peer companies used to assess compensation for fiscal year 2016 are identified below. The Compensation Committee determined that equity awards for senior level executives for fiscal year 2016 would generally be targeted at the 50th percentile of the competitive market for annual equity awards and would generally be allocated as 50% market-based RSUs and 50% time-based RSUs. The number of shares of our common stock subject to each award was determined by dividing the dollar value allocated to that award based on the market data by the closing price of our common stock on the grant date.  The terms of the market-based RSUs awarded to the named executive officers in fiscal year 2016 are described in more detail under “Fiscal Year 2016 MSU Plan” below.

Fiscal Year 2016 Annual Equity Award

The following table sets forth the number of shares of our common stock subject to the market-based RSUs and time-based RSUs awarded to each of the named executive officers in May 2015 in connection with the Company’s annual equity award process, with the market-based RSUs presented based on the target number of shares subject to the award:

Named Executive Officer	Fiscal Year 2016 Market-Based RSU Awards	Fiscal Year 2016 Time-Based RSU Awards
	(#)	(#)
Prasad L. Rampalli	96,088	96,088
Jean Hu	29,581	29,581
Anthony E. Carrozza	15,957	15,957
Roger J. Klein	13,727	13,727
Milind A. Karnik	24,434	24,434

Fiscal Year 2016 MSU Plan

In May 2015, the Compensation Committee approved the Fiscal Year 2016 MSU Plan for market-based RSUs.  The shares of our common stock subject to the market-based RSUs are to be earned based on the relative performance of the Company’s TSR to the TSR of the NASDAQ Composite Total Return Index measured over a three-year performance period (beginning on the first day of fiscal year 2016), with the percentage of the target number of units that will be credited based on performance determined as follows:

Measure:  Relative Company TSR vs. NASDAQ Composite Total Return Index TSR over three year performance period

•	Target performance = Company TSR equal to NASDAQ Composite Total Return Index TSR = 100% payment

•Under performance = award reduced at 2.5 to 1 rate, subject to Threshold

•	10 points of under performance = 75% payment
•	20 points of under performance = 50% payment
•	30 points of under performance = 25% payment (Threshold)
•	>30 points of under performance = 0% payment

•Over performance = award increased at 2 to 1 rate

•	10 points of over performance = 120% payment
•	20 points of over performance = 140% payment
•	30 points of over performance = 160% payment
•	40 points of over performance = 180% payment
•	50 points of over performance = 200% payment
•	>50 points of over performance = 200% payment

These market-based RSUs will be credited on a prorated basis for performance between the levels stated in the table above. For example, if the Company’s TSR level exceeded the TSR of the NASDAQ Composite Total Return Index by 15 points over the three-year performance period, the payout percentage for the award would be 130%. By contrast, if the Company’s TSR level were 15 points lower than the TSR of the NASDAQ Composite Total Return Index over the three-year performance period, the payout percentage for the award would be 62.5%.

None of the market-based RSUs will be eligible to be earned if the Company’s TSR for the three-year period under performs the NASDAQ Composite Total Return Index TSR by more than 30 percentage points. The maximum number of shares of our common stock subject to the performance-based RSUs that may be earned is 200% of the target number of market-based RSUs subject to the named executive officer’s award. The market-based RSUs that are credited based on performance will vest after the end of the performance period on the later of (i) verification by the Compensation Committee of the actual performance level achieved and the corresponding payout percentage for the award and (ii) the third anniversary of the grant date of the award, subject to the named executive officer’s continued employment with the Company through the vesting date.

Executive Chairman Equity Award

As described above under “Management Changes,” in September 2015, the Compensation Committee approved an equity award to Ms. King in connection with her being appointed Executive Chairman.  The equity award consisted of 39,331 time-based RSUs and 39,331 market-based RSUs.  The equity award value was approximately 50% of the value of an annual equity award for the Executive Chairman role based on market data provided by the compensation consultant. The Compensation Committee determined that it would consider an additional equity award for Ms. King if she were still serving as Executive Chairman in six months. In April 2016, the Compensation Committee awarded Ms. King another equity award with a value of $800,000, which consisted of 29,784 time-based RSUs and 24,984 market-based RSUs.  For this award and a similar award for Ms. Hu described below, the Compensation Committee determined to award a specific dollar value rather than a specific number of shares, which was divided equally between time-based RSUs and market-based and then converted into shares using the grant date fair value for each type of award as determined for accounting purposes as described above. The time-based RSUs vest, subject to Ms. King’s continued service to the Company, in equal annual installments over four years from the grant date.  The market-based RSUs will be earned based upon the relative TSR of the Company’s common stock compared to the TSR of the NASDAQ Composite Total Return Index over a corresponding period.  The performance period for the market-based RSUs awarded in September 2015 began on August 20, 2015 and ends on the earlier of (i) August 20, 2018 and (ii) the date that Ms. King is no longer serving as a senior executive officer of the Company.  The performance period for the market-based RSUs awarded in April 2016 began on April 1, 2016 and ends on the earlier of (i) April 1, 2019 and (ii) the date that Ms. King is no longer serving as a senior executive officer of the Company.  The number of market-based RSUs earned is based on the relative TSR of the Company’s common stock compared to the TSR of the NASDAQ Composite Total Return Index over the applicable performance period, subject to a threshold performance requirement and a maximum payout of 200% of the target number of units as described above under “Fiscal Year 2016 MSU Plan.”

Acting CEO Equity Award

As described above under “Management Changes,” in September 2015, the Compensation Committee approved an equity award to Ms. Hu in connection with her being appointed Acting CEO.  The equity award consisted of 39,331 time-based RSUs and 39,331 market-based RSUs.  .  The Compensation Committee reviewed the market data for the CEO role, considered the prior equity award Ms Hu had received earlier in the fiscal year in her role as CFO and generally followed its stated compensation philosophy of targeting compensation at the 50th percentile of the competitive market.  The Compensation Committee determined that if Ms. Hu were still serving as Acting CEO in six months that the committee would consider an additional equity award. In April 2016, the Compensation Committee awarded Ms. Hu another equity award with a value of $800,000, which was divided equally between time-based RSUs and market-based RSUs, which converted into 29,784 time-based RSUs and 24,984 market-based RSUs using grant date fair value as described above.  The time-based RSUs vest, subject to Ms. Hu’s continued service to the Company, in equal annual installments over four years from the grant date.  The market-based RSUs will be earned based upon the relative TSR of the Company’s common stock compared to the TSR of the NASDAQ Composite Total Return Index over a corresponding period.  The performance period for the market-based RSUs awarded in September 2015 began on August 20, 2015 (the date Ms. Hu assumed the role of Acting CEO) and ends on August 20, 2018.  The performance period for the market-based RSUs awarded in April 2016 began on April 1, 2016 and ends on April 1, 2019.  The number of market-based RSUs earned is based on the relative TSR of the Company’s common stock compared to the TSR of the NASDAQ Composite Total Return Index over the applicable performance period, subject to a threshold performance requirement and a maximum payout of 200% of the target number of units as described above under “Fiscal Year 2016 MSU Plan.”

Special Retention Award

In October 2015, the Compensation Committee approved a special equity award to each of Messrs. Carrozza, Klein and Karnik.  The award was intended as a retention incentive for these named executive officers during a period of rapid changes in senior management and business challenges. Each named executive officer received an award of 12,210 market-based RSUs, with a performance period beginning October 21, 2015 and ending October 21, 2018. The number of market-based RSUs earned is based on the relative TSR of the Company’s common stock compared to the TSR of the NASDAQ Composite Total

Return Index over that period, subject to a threshold performance requirement and a maximum payout of 200% of the target number of units as described above under “Fiscal Year 2016 MSU Plan.”

Non-Qualified Deferred Compensation Plan

During the first nine months of fiscal year 2016, the Company maintained a Non-Qualified Deferred Compensation Plan (“NQDC Plan”) for the benefit of its executives.  Under the NQDC Plan, select employees who satisfy certain eligibility requirements, including each of the named executive officers, may make annual irrevocable elections to defer a portion of their compensation to be earned during the following calendar year.  The NQDC Plan does not provide for any discretionary Company contributions (matching or otherwise) to the plan.  The material terms of the NQDC Plan are described below under “Non-Qualified Deferred Compensation Plan – Fiscal Year 2016”.  The Compensation Committee approved the termination of the NQDC Plan effective December 31, 2015.

401(k) Retirement Benefits

The Company provides retirement benefits to its executive officers under the terms of its tax-qualified 401(k) plan.  The named executive officers participate in the plan on the same terms as the other participating employees.

Benefits and Perquisites

The benefits provided to each named executive officer in fiscal year 2016 are reported in the Summary Compensation Table below in accordance with the rules of the SEC. We generally do not provide material perquisites or other personal benefits to our named executive officers. In connection with hiring certain executives and other key employees, we may provide sign-on bonuses and relocation packages to help induce these individuals to accept employment with us. We provided these benefits to each of the named executive officers (other than Ms. Hu, Ms. King and Mr. Klein) under their new-hire packages. In most cases, these amounts are subject to repayment if the employment of the named executive officer is terminated by us for cause or he or she terminates employment with us voluntarily during a specified period (generally, a period of one or two years following the named executive officer’s hire date). Thus, these sign-on bonuses and relocation benefits provide an additional retention incentive for the named executive officer.

Post-Employment Obligations

The Company has entered into change in control severance agreements with each of its named executive officers.  The change in control severance agreements with Messrs. Rampalli and Karnik have terminated.  These agreements provide severance payments and benefits to these named executive officers should their employment with us terminate in certain circumstances in connection with a change in control of the Company.

Should the possibility of a change in control of the Company arise, the Compensation Committee believes that certain executives may be called upon to assess the potential transaction, advise the Board as to whether the transaction would be in the best interests of the Company and its stockholders and take such other actions as the Board might determine to be appropriate in addition to their regular duties. We believe that it is imperative that the Company and the Board be able to rely upon these executive officers to continue in their positions and carry out their duties without concern that they might be distracted by the personal uncertainties and risks created by the possibility of a change in control.

As described in more detail below under “Potential Payments Upon Termination or Change in Control,” the severance payments and benefits under these agreements will be paid only if the executive officer’s employment is terminated by us without cause or by the executive officer with good reason during the period beginning six months before and ending 24 months after a change in control of the Company. These types of arrangements are often referred to as “double trigger” arrangements since both a change in control and a termination of employment must occur before any payment is due. We believe that it is appropriate, and serves the purpose of these agreements, to extend the protections provided by these benefits to employment terminations that occur a short time before a change in control, and/or occur as a result of materially adverse changes to the terms of the executive officer’s employment with the Company after a change in control.

These agreements do not entitle the executive to any tax gross-up payments from the Company. Instead, should any benefits payable to the executive in connection with a change in control of the Company be subject to the excise tax imposed under Sections 280G and 4999 of the Internal Revenue Code, the executive will be entitled to either payment of the benefits in full (but no gross-up payment) or a reduction in the benefits to the extent necessary to avoid triggering the excise tax, whichever would result in the executive receiving the greater benefit on an after-tax basis.

For additional detail on these agreements, see the section entitled “Potential Payments Upon Termination or Change in Control — Change in Control Severance Agreements” below.

Separation Agreements

Mr. Rampalli resigned from the Company effective August 20, 2015.  The Compensation Committee approved a severance package for Mr. Rampalli that was negotiated with him and consisted of (i) a $1,260,000 cash payment; (ii) reimbursement of Consolidated Omnibus Budget Reconciliation Act (COBRA) payments for 12 months; and (iii) accelerated vesting on a prorated basis of outstanding and unvested time-based RSUs granted by the Company that were otherwise scheduled to vest in 2016, with the prorated portion determined based on his last day of employment (which resulted in the acceleration of 39,654 RSUs).  All of Mr. Rampalli’s other time-based RSUs and all of his market-based RSUs were cancelled, and Mr. Rampalli executed a release in favor of the Company.

Mr. Karnik left the Company effective December 9, 2015.  The Compensation Committee approved a severance package for Mr. Karnik that was negotiated with him and consisted of one year of base salary and 12 months of COBRA reimbursement, which totaled $383,099. All of Mr. Karnik’s time-based RSUs and market-based RSUs were cancelled and Mr. Karnik executed a release in favor of the Company.

QLogic’s Executive Compensation Procedures and Philosophy

Role of the Compensation Committee

The Compensation Committee has overall responsibility for approving and evaluating our executive compensation program and related policies and practices.

The Compensation Committee has the following primary responsibilities:

●	Review and approve on an annual basis the Company’s compensation strategy to help ensure that our executive officers are appropriately incentivized and rewarded based on their performance.
●	Review and approve on an annual basis executive compensation goals and objectives and evaluate performance in light of those goals and objectives.
●	Determine on an annual basis the amount, form and terms of compensation for the CEO of the Company.
●	Review and approve base salaries, short-term incentives and other matters relating to compensation of the executive officers of the Company.
●	Review and approve grants of time-based RSU awards, market-based RSU awards, stock options and other equity incentives to our executive officers.
●	Review and approve grants of time-based RSU awards, market-based RSU awards, stock options and other equity incentives to other eligible individuals in the Company’s service.
●	Review with the Board matters related to management performance, compensation and succession planning.
●	Review and approve non-employee director compensation.

Executive Compensation Philosophy and Framework

Compensation Objectives

Our executive compensation program is designed to achieve four primary objectives:

●	Support a strong pay-for-performance culture, which provides compensation tied directly to achieving business objectives.
●	Attract, retain and motivate highly skilled executives who contribute to our long-term success.
●	Establish and reinforce the appropriate balance between achievement of short-term and long-term corporate goals.
●	Support long-term value creation for stockholders, by aligning the interests of our executive officers with the long-term interests of our stockholders.

We use a combination of base salary, short-term incentive award opportunity, and participation in our equity program to achieve these objectives.

Stockholder Say-on-Pay Vote

At our last annual stockholders’ meeting held on August 20, 2015, over 94% of the votes cast on the proposal to approve the compensation of our named executive officers supported our executive compensation program. Based on this high level of support for our executive compensation program, the Compensation Committee did not change its general approach for fiscal year 2016.  The Compensation Committee believes that our executive compensation program includes a number of features that further our compensation philosophy and reflect best practices in the market. The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.

Risk Considerations

The Compensation Committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Our executive compensation program reflects a balanced approach using both quantitative and qualitative assessments of performance without putting an undue emphasis on a single performance measure. Base salaries are fixed in amount and thus do not encourage risk taking. Short-term incentive award payments are based on achievement of multiple Company performance measures as described above, and are subject to maximum payout amounts.  The Compensation Committee believes that the short-term incentive plan appropriately balances risk and the desire to focus our named executive officers on specific goals important to the Company’s success. The majority of the target total direct compensation opportunity provided to our named executive officers is in the form of equity awards. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price, and because these awards are subject to long-term vesting or performance schedules to help ensure that the named executive officers always have significant value tied to long-term stock price performance. The Company’s current practice is generally to grant our named executive officers a combination of market-based RSU awards and time-based RSU awards. The Compensation Committee believes this mix provides an appropriate balance between the goals of increasing the price of the Company’s common stock (as the ultimate value of market-based RSU awards, if any, is tied to the performance of the Company’s common stock over a three-year period against the NASDAQ Composite Total Return Index) and avoiding risks that could threaten the Company’s growth and stability (as all of the RSU awards are exposed to decreases in the Company’s stock price). To further discourage our named executive officers from taking risks that might have a significant negative impact on the long-term value of our common stock, we require our named executive officers to own a minimum number of shares of our common stock under our stock ownership guidelines described above (see “Item 11. Executive Compensation — Executive Officer and Director Stock Ownership Guidelines”) and have adopted a clawback policy that enables us to recoup payments under the short-term incentive plan from senior level employees as further described below (see “Other Compensation Considerations — Compensation Recovery (“Clawback”) Policy”). In addition, our insider trading policy prohibits our employees from engaging in hedging transactions with respect to our common stock as further described above (see “Item 11. Executive Compensation — Executive Officer and Director Stock Ownership Guidelines”).

Process for Evaluating Executive Officer Performance and Compensation

In general, the process for making compensation decisions for our named executive officers begins prior to the end of the Company’s fiscal year, which occurs on the Sunday closest to March 31. During February or March of each year, the Compensation Committee will work with its independent compensation consultant to define the scope of the consultant’s engagement and to discuss any changes in information being requested by the Compensation Committee. During April and early May of each year, the Company finalizes financial information for the just-completed fiscal year, and makes that information available to the Compensation Committee. During this same time period, the Compensation Committee receives competitive market data and reviews this data with its compensation consultant. The compensation consultant provides the Compensation Committee with a comparison of the current compensation (including base salary, short-term incentives and equity) for each named executive officer to the market data. The Compensation Committee typically schedules a meeting after completion of the applicable performance period to review the Company’s actual performance against short-term incentive plan objectives, to discuss individual executive performance and to discuss potential short-term incentive plan payments for the just-completed performance period, as well as any base salary or target short-term incentive award opportunity adjustments for the new fiscal year. The Compensation Committee also discusses equity awards that may be granted to the named executive officers. An additional meeting is typically held at which the Compensation Committee makes final compensation decisions with respect to named executive officer compensation, including CEO compensation.

Except as otherwise noted in this Compensation Discussion and Analysis, decisions by the Compensation Committee are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experiences of the members of the Compensation Committee as well as analysis and input from, and comparable peer data provided by, the Compensation Committee’s independent compensation consultant. None of our executives has any role in establishing the compensation of our named executive officers, although the Compensation Committee does consider the recommendations of the CEO in setting compensation levels for the named executive officers other than the CEO.

For fiscal year 2016, the Compensation Committee retained Compensia Inc. (“Compensia”), a national consulting company, to provide independent advice and information relating to executive compensation. Compensia assisted the Compensation Committee in the evaluation of base salary, short-term incentive award opportunities and equity award levels for the named executive officers and other senior executives. Compensia reports directly to the Compensation Committee. From time to time, the Compensation Committee may direct its compensation consultant to work with our Human Resources

Department on matters such as: (i) reviewing and/or recommending to the Compensation Committee the companies that will serve as the Company’s peer group for purposes of evaluating the Company’s executive compensation levels (as discussed below); (ii) analyzing our executive compensation programs and levels relative to our peer group companies; and (iii) advising on the design of cash-based incentives and equity awards for our executive officers. During fiscal year 2016, except for the consulting services provided to the Compensation Committee, Compensia did not perform any other services for the Company or its management, and the Compensation Committee has concluded that the services provided by Compensia did not raise any conflicts of interest.

Review of Competitive Market Data

For fiscal year 2016, the Compensation Committee examined the compensation practices of a peer group of technology companies identified below to assess the competitiveness of executive officer compensation practices and levels. This compensation peer group is collectively referred to in this discussion as the “market,” and the compensation decisions for any named executive officer based on the market are determined with reference to the compensation levels for similar positions in the market data. The fiscal year 2016 compensation peer group consisted primarily of semiconductor and storage device companies that the Compensation Committee considered similar to the Company in business strategy or represented business or labor market competitors, including both smaller and larger companies.

The peer companies used by the Compensation Committee for its comparisons in fiscal year 2016 were as follows:

Applied Micro Circuits Corporation	Aruba Networks, Inc.	Barracuda Networks Inc.
Cavium, Inc.	Cirrus Logic, Inc.	Electronics For Imaging, Inc.
Emulex Corporation	Extreme Networks, Inc.	Harmonic, Inc.
Infinera Corporation	Integrated Device Technology, Inc.	Mellanox Technologies, Ltd.
Microsemi Corporation	Palo Alto Networks, Inc.	PMC-Sierra, Inc.
Quantum Corporation	Riverbed Technology, Inc.	Silicon Laboratories Inc.

The compensation peer group is reviewed annually by the Compensation Committee, with input from its independent compensation consultant, and adjustments are made as necessary to help ensure the group continues to properly reflect the market in which we compete for business or talent. For fiscal year 2016, the Compensation Committee updated the compensation peer group from the prior year to remove two companies (Fusion IO, Inc. and F5 Networks, Inc.) that were either acquired during the prior year or no longer satisfied the relevant selection criteria.  The Compensation Committee added two companies (Barracuda Networks Inc. and Palo Alto Networks, Inc.) that satisfied the relevant selection criteria and concluded that the revised compensation peer group included a sufficient number of companies for comparison purposes.

The Compensation Committee believes that the companies in the compensation peer group form a reasonable basis for evaluating executive officer compensation. The following chart reflects our ranking for three key measures within the compensation peer group in May 2015, based on publicly available data at the time the peer group data was reviewed by the Compensation Committee:

Comparison Metric	Company Results	Peer Group Median	Company Percentile vs. Peers
Revenue (last four quarters)	$520 million	$559 million	33%
Net Income (last four quarters)	$51 million	$0	85%
Market Capitalization	$1.3 billion	$2.2 billion	27%

Our strategy for executive officer compensation has been to examine the compensation provided by our peer group companies to similarly situated executives and generally to target the 50th percentile of the market for base salary and for target total cash compensation (base salary plus target short-term incentive award opportunity). As noted above, for fiscal year 2016, the annual equity awards we granted to the named executive officers for fiscal year 2016, as well as the equity awards we granted to Ms. King and Ms. Hu during the fiscal year, were generally targeted at the 50th percentile of market for equity compensation.

The Compensation Committee retains the discretion to approve compensation levels for individual named executive officers above and below the percentile levels identified above, based on the Compensation Committee’s subjective assessment of the named executive officer’s individual performance, experience in the position, and consistency of performance, as well as our financial and operational performance and internal equity considerations. In the case of newly-hired named executive officers, the Compensation Committee retains the flexibility to approve compensation above those levels based on its review of information provided by its compensation consultant and negotiations with the individual.

Other Compensation Considerations

Stock Ownership Guidelines

The Compensation Committee has adopted stock ownership guidelines to further align the interests of our named executive officers and directors with the interests of our stockholders. Under our stock ownership guidelines, our CEO and Executive Chairman are each to accumulate three times his or her annual base salary in shares of the Company’s common stock, other named executive officers are to accumulate one times their annual base salary in shares of the Company’s common stock and non-employee directors are to accumulate three times their annual board retainer in shares of the Company’s common stock, in each case over a five-year period. Please see “Item 11. Executive Compensation — Executive Officer and Director Stock Ownership Guidelines” above for more information.

Compensation Recovery (“Clawback”) Policy

We maintain a compensation recovery (“clawback”) policy that enables the Company to recoup payments under the short-term incentive plan to the extent that these payments were based on incorrect financial results that require a restatement of the Company’s financial statements from senior level employees whose fraud or misconduct was a material contributing factor to the financial restatement.

Hedging/Pledging Policy

As noted under “Item 11. Executive Compensation — Executive Officer and Director Stock Ownership Guidelines” above, the Company’s Insider Trading Policy restricts employees, executive officers and directors from engaging in the following activities with respect to the securities of the Company:

●

Hedging or monetization transactions, such as zero-cost collars and forward sale contracts, that allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential upside appreciation in the stock; or

●	Holding Company securities in a margin account or pledging Company securities as collateral for a loan without adequate financial resources to prevent a forced sale.

Tax Considerations

Federal income tax law prohibits the Company from deducting compensation paid to certain of our executive officers that exceeds $1 million during the tax year unless it is based on achieving pre-established performance measures that are set by the Compensation Committee pursuant to a plan approved by the Company’s stockholders (“performance-based compensation”). While the Compensation Committee considers the deductibility of compensation paid to its named executive officers, the Compensation Committee retains the flexibility to provide total compensation it believes is in line with competitive practice, our compensation philosophy, and the interests of stockholders. We therefore may pay compensation to our named executive officers that may not be deductible for federal income tax purposes. The market-based RSUs and stock options granted under our stock plan are generally intended to meet the criteria for performance-based compensation; however, time-based RSUs that are subject only to time-based vesting requirements generally do not satisfy those requirements. In any case, there can be no assurance that the compensation intended to qualify for deductibility under Section 162(m) awarded or paid by the Company will be fully deductible.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the four non-employee directors named at the end of this report, each of whom is independent as defined by The NASDAQ Stock Market listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Amendment. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Amendment.

The Compensation Committee

William M. Zeitler, Chair

John T. Dickson

Balakrishnan S. Iyer

Jay A. Rossiter

The information contained in the above report shall not be deemed to be “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference in any future filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent specifically incorporated by reference therein.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of fiscal year 2016, except for Mr. Rossiter, who was appointed to the Compensation Committee in August 2015. Ms. King served on the Compensation Committee prior to her appointment as Executive Chairman in August 2015. No member of the Compensation Committee (and in Ms. King’s case, during the period she served on the committee) is or has been an executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has or had one or more executive officers who served as a director or member of the Compensation Committee during the fiscal year ended April 3, 2016.

SUMMARY COMPENSATION TABLE — FISCAL YEARS 2014, 2015 AND 2016

The following table presents information regarding compensation earned by or paid to our “named executive officers” for our fiscal years 2014, 2015 and 2016. The position set forth in the table for each person is his or her current position with us unless otherwise indicated.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jean Hu,	2016	493,224	—	2,699,340	—	—	—	5,493	3,198,057
Acting Chief Executive	2015	376,417	—	537,896	—	289,800	—	3,126	1,207,239
Officer, Senior Vice	2014	363,002	413,000	1,141,763	—	236,000	—	6,005	2,159,770
President and Chief
Financial Officer

Christine King,	2016	261,701	—	1,833,353	—	—	—	45,705(4)	2,140,759
Executive Chairman*

Anthony E. Carrozza,	2016	351,644	—	704,509	—	—	—	21,312(5)	1,077,465
Senior Vice President,	2015	254,776	—	671,650	—	162,655	—	22,394	1,111,475
Worldwide Sales

Roger J. Klein,	2016	336,359	—	628,868	—	—	—	8,329	973,556
Senior Vice President,	2015	327,681	—	306,828	—	196,880	—	5,600	836,989
and General Manager,	2014	318,989	75,000	309,204	—	207,343	—	8,707	919,243
Fibre Channel Products

Milind A. Karnik,	2016	241,079	—	992,049	—	—	—	406,454(6)	1,639,582
Former Senior Vice	2015	156,250	30,000	697,800	—	102,000	—	78,801	1,064,851
President, Global
Engineering**

Prasad L. Rampalli,	2016	240,007	—	3,664,172(7)	—	—	—	1,300,131(8)	5,204,310
Former President and	2015	600,018	—	—	—	575,000	—	248,048	1,423,066
Chief Executive	2014	92,310	250,000	6,202,500	—	81,000	—	14,726	6,640,536
Officer***

*	Ms. King was appointed Executive Chairman on August 20, 2015.
**

Mr. Karnik’s last day of employment with the Company was December 9, 2015. For a description of his separation and release agreement with the Company, please see the “Potential Payments Upon Termination or Change in Control – Severance Agreements” section below.

***

Mr. Rampalli’s last day of employment with the Company was August 20, 2015. For a description of his separation and release agreement with the Company, please see the “Potential Payments Upon Termination or Change in Control – Severance Agreements” section below.

(1)

The amounts reported in Columns (e) and (f) of the table above for each fiscal year represent the fair value on the grant date of the stock awards and option awards, respectively, granted to our named executive officers during that fiscal year. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in Columns (e) and (f), please see the discussion of stock awards contained under the section entitled “Stock-Based Compensation — Stock-Based Compensation Expense” on page 54 of our Annual Report on Form 10-K for fiscal year 2016 filed with the SEC on May 26, 2016 (or, for awards granted in prior fiscal years, the corresponding section of the Form 10-K for that year).

(2)

The Compensation Committee granted RSU awards that were subject to performance-based and/or market-based vesting conditions to certain named executive officers during fiscal years 2014, 2015 and 2016. The amounts reported in the “Stock Awards” column of the table above include the grant date fair value of these performance-based and/or market-based awards based on the probable outcome (determined as of the grant date in accordance with applicable accounting rules) of the performance-based and/or market-based conditions applicable to the awards. The following tables set forth for these performance-based and/or market-based awards the amounts reported in the “Stock Awards” column above for the applicable fiscal year and the value of these awards on the grant date if one assumes that the highest level of performance conditions is achieved:

Name____	Grant Date Fair Value (Based on Probable Outcome) ($)	Value of Award on Grant Date Assuming Maximum Performance is Achieved ($)	Grant Date Fair Value (Based on Probable Outcome) ($)	Value of Award on Grant Date Assuming Maximum Performance is Achieved ($)	Grant Date Fair Value (Based on Probable Outcome) ($)	Value of Award on Grant Date Assuming Maximum Performance is Achieved ($)
	Fiscal Year 2014		Fiscal Year 2015		Fiscal Year 2016
Jean Hu	223,262	417,993	258,440	558,912	1,439,952	2,389,849
Christine King	N/A	N/A	N/A	N/A	895,958	1,471,063
Anthony E. Carrozza	N/A	N/A	314,300	714,700	456,697	759,605
Roger J. Klein	108,004	202,206	147,420	318,816	415,687	690,341
Milind A. Karnik	N/A	N/A	N/A	N/A	612,589	1,022,900
Prasad L. Rampalli	3,365,000	5,675,000	N/A	N/A	1,767,058	2,984,493
(3)

This column includes life insurance premiums and contributions to the QLogic Corporation Retirement Savings Plan (401(k) Plan) paid by the Company with respect to the named executive officer, and for fiscal year 2016, includes: (a) life insurance premiums paid by the Company in the amount of $1,018 for Ms. Hu, $3,471 for Ms. King, $2,382 for Mr. Carrozza, $2,813 for Mr. Klein, $1,119 for Mr. Karnik and $1,576 for Mr. Rampalli; and (b) 401(k) Plan contributions made by the Company in the amount of $4,475 for Ms. Hu, $5,234 for Ms. King, $5,167 for Mr. Carrozza, $5,516 for Mr. Klein, $3,425 for Mr. Karnik and $1,838 for Mr. Rampalli.

(4)

In addition to the amounts identified in footnote (3) above, this amount includes the payment by the Company of $37,000 to Ms. King as compensation for her service as a non-employee director during the period of March 30, 2015 to August 20, 2015.

(5)

In addition to the amounts identified in footnote (3) above, this amount includes the payment by the Company of relocation expenses for Mr. Carrozza in the amount of $13,763. The relocation expenses are treated as an advance from the Company, 1/24th of which is forgiven upon completion of each subsequent month’s service. The advance will be forgiven in its entirety if Mr. Carrozza’s employment is terminated by the Company without cause; however, Mr. Carrozza will repay any remaining unforgiven amount of the advance should his employment be terminated by the Company for cause, or he terminates his employment voluntarily, at any time during his first two years of employment.

(6)

In addition to the amounts identified in footnote (3) above, this amount includes, in connection with Mr. Karnik’s departure, a severance payment in the amount of $363,506, payment for accrued but unused personal time off in the amount of $18,811, and payment by the Company of COBRA premiums in the amount of $19,593.

(7)

As further described below under “Potential Payments Upon Termination or Change in Control — Severance Agreements,” in connection with his resignation Mr. Rampalli received accelerated vesting on a prorated basis of outstanding and unvested time-based RSUs granted by the Company that were otherwise scheduled to vest in 2016, with the prorated portion determined based on his last day of employment (which resulted in the acceleration of 39,654 RSUs). The fair value of the accelerated RSUs based on the closing price of a share of the Company’s common stock on September 3, 2015, the date of the modification of the awards as determined for accounting purposes, is included in the “Stock Awards” column of the table above. In addition, he also received a grant of 96,088 time-based RSUs and 96,088 market-based RSUs on May 28, 2015, which grants are also included in the “Stock Awards” column of the table above.

(8)

In addition to the amounts identified in footnote (3) above, this amount includes, in connection with Mr. Rampalli’s resignation, a severance payment in the amount of $1,260,000, payment for accrued but unused personal time off in the amount of $21,226, and payment by the Company of COBRA premiums in the amount of $15,491.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our named executive officers for fiscal year 2016. The Summary Compensation Table includes fiscal year 2014 and 2015 information for those named executive officers who were also named executive officers in fiscal years 2014 or 2015. The primary elements of each named executive officer’s total compensation reported in the table for fiscal year 2016 are base salary and long-term equity incentives consisting of RSU awards. As further discussed in the “Compensation Discussion and Analysis” above, no annual cash incentive was paid in fiscal year 2016. Our named executive officers also received the other benefits listed in the “All Other Compensation” column of the Summary Compensation Table, as further described in footnotes (3), (4), (5), (6) and (8) to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The “Grants of Plan-Based Awards in Fiscal Year 2016” table below, and the accompanying description of the material terms of the RSU awards granted in fiscal year 2016, provide information regarding the equity awards granted to our named executive officers in fiscal year 2016. The “Outstanding Equity Awards at End of Fiscal Year 2016” and “Option Exercises and Stock Vested — Fiscal Year 2016” tables below provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2016

The following table sets forth information regarding the plan-based awards that we granted during fiscal year 2016 to each of our named executive officers.

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Potential Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Jean Hu	N/A	—	473,077	709,615	—	—	—	—	—	—	—
	5/28/2015	—	—	—	—	—	—	29,581	—	—	459,393
	5/28/2015	—	—	—	7,395	29,581	59,162	—	—	—	543,994
	9/10/2015	—	—	—	—	—	—	39,331	—	—	399,996
	9/10/2015	—	—	—	9,833	39,331	78,662	—	—	—	495,964
	4/01/2016	—	—	—	—	—	—	29,784	—	—	399,999
	4/01/2016	—	—	—	6,246	24,984	49,968	—	—	—	399,994
Christine King(2)	N/A	—	262,735	394,103	—	—	—	—	—	—	—
	8/20/2015	—	—	—	—	—	—	15,000	—	—	137,400
	9/10/2015	—	—	—	—	—	—	39,331	—	—	399,996
	9/10/2015	—	—	—	9,833	39,331	78,662	—	—	—	495,964
	4/01/2016	—	—	—	—	—	—	29,784	—	—	399,999
	4/01/2016	—	—	—	6,246	24,984	49,968	—	—	—	399,994
Anthony E. Carrozza	N/A	—	276,008	414,012	—	—	—	—	—	—	—
	5/28/2015	—	—	—	—	—	—	15,957	—	—	247,812
	5/28/2015	—	—	—	3,989	15,957	31,914	—	—	—	293,449
	10/21/2015	—	—	—	3,053	12,210	24,420	—	—	—	163,248
Roger J. Klein	N/A	—	214,508	321,762	—	—	—	—	—	—	—
	5/28/2015	—	—	—	—	—	—	13,727	—	—	213,180
	5/28/2015	—	—	—	3,432	13,727	27,454	—	—	—	252,440
	10/21/2015	—	—	—	3,053	12,210	24,420	—	—	—	163,248
Milind A. Karnik(3)	N/A	—	223,757	335,636	—	—	—	—	—	—	—
	5/28/2015	—	—	—	—	—	—	24,434	—	—	379,460
	5/28/2015	—	—	—	6,109	24,434	48,868	—	—	—	449,341
	10/21/2015	—	—	—	3,053	12,210	24,420	—	—	—	163,248
Prasad L. Rampalli(4)	N/A	—	648,000	972,000	—	—	—	—	—	—	—
	5/28/2015	—	—	—	—	—	—	96,088	—	—	1,492,247
	5/28/2015	—	—	—	24,022	96,088	192,176	—	—	—	1,767,058
	9/3/2015	—	—	—	—	—	—	39,654	—	—	404,867

(1)

The amounts reported in Column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For the assumptions and methodologies used to value the awards reported in Column (l), please see footnote (1) to the Summary Compensation Table.

(2)

Ms. King was appointed Executive Chairman effective August 20, 2015. Her non-equity incentive plan opportunity was prorated based on her period of employment during the fiscal year. Her award of 15,000 RSUs in August 2015 was granted to her in her capacity as a non-employee director prior to her appointment as Executive Chairman.

(3)	Mr. Karnik left the Company effective December 9, 2015. Mr. Karnik’s outstanding RSUs terminated as of his departure date.
(4)

Mr. Rampalli resigned effective August 20, 2015. In connection with his resignation, Mr. Rampalli received accelerated vesting on a prorated basis of outstanding and unvested time-based RSUs granted by the Company that were otherwise scheduled to vest in 2016, with the prorated portion determined based on his last day of employment (which resulted in the acceleration of 39,654 RSUs). The fair value of the accelerated RSUs based on the closing price of a share of the Company’s common stock on September 3, 2015, the date of the modification of the awards as determined for accounting purposes, is included in Column (l) of the table above. The remainder of Mr. Rampalli’s outstanding RSUs terminated as of his resignation date.

Description of Plan-Based Awards

Each of the equity awards reported in the “Grants of Plan-Based Awards in Fiscal Year 2016” table above was granted under, and is subject to, the terms of the 2005 Plan. The material terms of the non-equity incentive plan awards reported in the table are described in the “Compensation Discussion and Analysis” above.

The Compensation Committee administers the 2005 Plan. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a named executive officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

If a change in control of the Company occurs (as determined under the 2005 Plan), each named executive officer’s outstanding awards granted under the plan will generally only become fully vested if (i) the Company dissolves or does not survive as a public company after the change in control transaction and (ii) the Compensation Committee does not provide for the substitution, assumption, exchange or other continuation of the outstanding awards. Any options that become vested in connection with a change in control of the Company generally must be exercised prior to the change in control, or they will be canceled in exchange for the right to receive a cash payment in connection with the transaction. In addition, each of our named executive officers may be eligible to receive accelerated vesting of his or her outstanding equity awards upon a termination of employment in connection with a change in control of the Company. The terms of this accelerated vesting are described below under “Potential Payments Upon Termination or Change in Control - Change in Control Severance Agreements” below.

Each equity award reported in the table above was a grant of RSUs. Except for the August 20, 2015 grant to Ms. King and the information regarding Mr. Rampalli’s September 3, 2015 RSU acceleration set forth in footnote (4) above, each of the time-based RSU awards granted during fiscal year 2016 (Column (i)) is subject to a four-year vesting schedule, with 25% of the total number of shares of the Company’s common stock subject to the RSU awards vesting on each of the first, second, third and fourth anniversaries of the date of grant, in each case subject to the named executive officer’s continued employment with, or service to, the Company through the vesting date. Ms. King’s August 20, 2015 time-based RSU award was granted pursuant to the director grant program and is further discussed above under “Item 11. Executive Compensation — Director Compensation.” The market-based RSU awards granted during fiscal year 2016 (Column (g)) have a three-year vesting schedule, with 100% of the total number of shares of the Company’s common stock subject to the RSU awards vesting on the third anniversary of the date of grant, with vesting determined based on the Company’s relative TSR against the TSR for the NASDAQ Composite Total Return Index for the three-year performance period of the award and subject to both verification by the Compensation Committee of the actual performance level achieved and corresponding payout for the award and the named executive officer’s continued employment with, or service to, the Company through the vesting date.

Upon vesting, the Company will deliver to the named executive officer a number of shares of the Company’s common stock equal to the number of units specified in the RSU award that have vested on the applicable vesting date, less any shares of common stock that may be withheld to satisfy the related tax withholding obligations. The unvested portion of any RSU award will immediately terminate upon a termination of the named executive officer’s employment, subject to any accelerated vesting that may apply if the executive’s employment terminates in connection with a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT END OF FISCAL YEAR 2016

The following table presents information regarding the outstanding equity awards held by each of our named executive officers at the end of fiscal year 2016, including the vesting schedules for the portions of these awards that had not vested as of that date. The market-based RSU awards in column (h) are presented based on the target number of shares subject to the award.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)*	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested ($)*
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Jean Hu	100,000	—	17.91	4/24/21	3,825(1)	51,370	28,400(13)	381,412
	42,000	2,800(1)	13.85	5/23/22	765(3)	10,274	29,581(14)	397,273
					20,800(4)	279,344	39,331(15)	528,215
					7,299(5)	98,026	24,984(16)	335,535
					21,350(6)	286,731
					21,300(7)	286,059
					29,581(8)	397,273
					39,331(9)	528,215
					29,784(10)	399,999
Christine King	16,543	8,271(2)	10.59	4/28/23	3,148(2)	42,278	39,331(15)	528,215
	2,529	—	11.26	8/21/23	15,000(11)	201,450	24,984(16)	335,535
					39,331(9)	528,215
					29,784(10)	399,999
Anthony E. Carrozza	—	—	—	—	26,250(12)	352,538	35,000(17)	470,050
					15,957(8)	214,303	15,957(14)	214,303
							12,210(18)	163,980
Roger J. Klein	30,000	—	18.00	5/15/16	2,500(1)	33,575	16,200(13)	217,566
	40,000	—	16.58	6/1/17	500(3)	6,715	13,727(14)	184,354
	106,000	—	15.06	6/10/18	10,000(4)	134,300	12,210(18)	163,980
	37,500	—	13.96	5/21/19	3,531(5)	47,421
	68,000	—	17.85	5/20/20	12,150(7)	163,175
	44,800	—	15.64	5/25/21	13,727(8)	184,354
	28,125	1,875(1)	13.85	5/23/22
Milind A. Karnik	—	—	—	—	—	—	—	—
Prasad L. Rampalli	—	—	—	—	—	—	—	—

*

The dollar amounts shown in Columns (g) and (i) are determined by multiplying (x) the number of shares or units reported in Columns (f) and (h), respectively, by (y) $13.43 (the closing price of our Common Stock on the last trading day of fiscal year 2016).

(1)	The unvested portion of these awards is scheduled to vest on May 24, 2016.
(2)	The unvested portion of these awards is scheduled to vest on April 29, 2016.
(3)

The unvested portion of these awards is scheduled to vest on May 24, 2016. These RSU awards were subject to performance and market-based vesting requirements and were granted by the Compensation Committee on May 24, 2012. The numbers in the table above are presented after giving effect to the Compensation Committee’s determination in May 2013 as to the RSUs that are eligible to vest based on the Company’s performance for the applicable period.

(4)	The unvested portion of these awards is scheduled to vest in two annual installments commencing on June 6, 2016.
(5)

The unvested portion of these awards is scheduled to vest in two annual installments commencing on June 6, 2016. These RSU awards are subject to market-based vesting requirements and were granted by the Compensation Committee on June 6, 2013 with a two-year performance period which ended on March 29, 2015. The numbers in the table above are presented after giving effect to the Compensation Committee’s determination in May 2015 as to the RSUs that are eligible to vest based on the Company’s performance for the applicable period.

(6)	The unvested portion of this award is scheduled to vest in two annual installments commencing on December 4, 2016.
(7)	The unvested portion of these awards is scheduled to vest in three annual installments commencing on May 22, 2016.
(8)	These awards are scheduled to vest in four annual installments commencing on May 28, 2016.

(9)	These awards are scheduled to vest in four annual installments commencing on September 10, 2016.
(10)	These awards are scheduled to vest in four annual installments commencing on April 1, 2017.
(11)	The unvested portion of this award is scheduled to vest on August 20, 2016.
(12)	The unvested portion of this award is scheduled to vest in three annual installments commencing on July 10, 2016.
(13)

These awards are scheduled to vest in their entirety on May 22, 2017. These RSU awards are subject to market-based vesting requirements and were granted by the Compensation Committee on May 22, 2014 with a three-year performance period measured from the first day of QLogic’s fiscal 2015.

(14)

These awards are scheduled to vest in their entirety on May 28, 2018. These RSU awards are subject to market-based vesting requirements and were granted by the Compensation Committee on May 28, 2015 with a three-year performance period measured from the first day of QLogic’s fiscal 2016.

(15)

These awards are scheduled to vest in their entirety on September 10, 2018. These RSU awards are subject to market-based vesting requirements and were granted by the Compensation Committee on September 10, 2015 with a three-year performance period measured from August 20, 2015.

(16)

These awards are scheduled to vest in their entirety on April 1, 2019. These RSU awards are subject to market-based vesting requirements and were granted by the Compensation Committee on April 1, 2016 with a three-year performance period measured from April 1, 2016.

(17)

This award is scheduled to vest in its entirety on July 10, 2017. This RSU award is subject to market-based vesting requirements and was granted by the Compensation Committee on July 10, 2014 with a three-year performance period measured from the first day of QLogic’s fiscal 2015.

(18)

These awards are scheduled to vest in their entirety on October 21, 2018. These RSU awards are subject to market-based vesting requirements and were granted by the Compensation Committee on October 21, 2015 with a three-year performance period measured from October 21, 2015.

OPTION EXERCISES AND STOCK VESTED — FISCAL YEAR 2016

The following table presents information regarding the exercise of stock options by named executive officers during fiscal year 2016 and the vesting during fiscal year 2016 of other stock awards previously granted to the named executive officers.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
Jean Hu	—	—	44,563	668,284
Christine King	—	—	18,148	186,524
Anthony E. Carrozza	—	—	8,750	100,450
Roger J. Klein	—	—	21,700	337,202
Milind A. Karnik	—	—	15,000	183,150
Prasad L. Rampalli(2)	—	—	39,654	403,281

(1)

The value realized on vesting is calculated based on the closing price of the Company’s common stock on the date that the stock awards vest (or if the markets are closed on the date that the awards vest, the closing price of the Company’s common stock on the most recent preceding day that the markets were open) multiplied by the number of shares of the Company’s common stock that vest.

(2)

As further described below under “Potential Payments Upon Termination or Change in Control — Severance Agreements,” in connection with his resignation Mr. Rampalli received accelerated vesting on a prorated basis of outstanding and unvested time-based RSUs granted by the Company that were otherwise scheduled to vest in 2016, with the prorated portion determined based on his last day of employment (which resulted in the acceleration of 39,654 RSUs). Included in the table above is the fair value of the accelerated RSU awards based on the closing price of a share of the Company’s common stock on September 10, 2015, the vesting date for the accelerated awards.

NON-QUALIFIED DEFERRED COMPENSATION PLAN — FISCAL YEAR 2016

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings/(Loss) in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
(a)	(b)	(c)	(d)	(e)	(f)
Jean Hu	—	—	—	—	—
Christine King	—	—	—	—	—
Anthony E. Carrozza	—	—	—	—	—
Roger J. Klein	—	—	—	—	—
Milind A. Karnik	—	—	—	—	—
Prasad L. Rampalli(1)	$157,500	—	($10,941)	$146,559	$0
(1)	Mr. Rampalli’s contributions were included in his compensation for fiscal year 2015 reported in the Summary Compensation Table.

The Company maintained the NQDC Plan for the first nine months of fiscal year 2016 for the benefit of its executives. Under the NQDC Plan, select employees who satisfied certain eligibility requirements, including each of the named executive officers, could make annual irrevocable elections to defer up to 80% of their base salary and bonus (including cash compensation earned under any Company incentive plans) to be earned during the following fiscal year. The NQDC Plan did not provide for Company contributions to the plan.

Account balances under the NQDC Plan were credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by the Company. Participants were at all times 100% vested in the amounts credited to their deferral accounts with respect to their deferrals. Participants were eligible to receive distributions of the amounts credited to their accounts at or after their termination of employment, retirement, disability, death, change in control of the Company or upon another previously determined scheduled distribution date, in a lump sum or installments pursuant to elections made under the rules of the NQDC Plan. For the named executive officers, Section 409A of the Code requires that distributions that are triggered by separation from service may not occur earlier than the named executive officer’s death or six months following the named executive officer’s termination of employment. The NQDC Plan was not funded by the Company, and participants had an unsecured contractual commitment by the Company to pay the amounts due under the NQDC Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following section describes the payments and benefits that may become payable to certain named executive officers in connection with a termination of their employment with QLogic or a change in control of the Company. As prescribed by the SEC’s rules, in calculating the amount of any potential payments to the named executive officer under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and change in control of the Company) occurred on the last business day of fiscal year 2016 and that the price per share of our common stock is equal to the closing price as of that date.

In the event of termination of employment other than in connection with a change of control of the Company, named executive officers may be eligible to receive severance as determined on a case by case basis. Final determination of any severance paid to a named executive officer is made by the Compensation Committee.

Change in Control Severance Agreements

We are party to Change in Control Severance Agreements with each of our named executive officers other than Messrs. Karnik and Rampalli (the “Change in Control Severance Agreement”).

Under the Change in Control Severance Agreement, in the event that the Company terminates the executive officer’s employment without cause or in the event that the executive terminates his or her employment for good reason, in either case within 6 months before or 24 months after a change in control of the Company, the executive would be entitled to receive a cash lump sum payment equal to the sum of (i) the executive’s annual base salary and (ii) the greater of the executive’s maximum annual cash bonus for the year in which the termination occurs or the highest annual bonus paid to the executive for any one of the three preceding fiscal years, multiplied by a specified multiplier (for Ms. Hu and Ms. King, the specified multiplier is one and one half; and for Messrs. Carrozza and Klein, the specified multiplier is one). For these purposes, the terms “cause,” “good reason” and “change in control” are defined in the Change in Control Severance Agreement. In addition, the Company will pay or reimburse the executive for the cost of the premiums charged to continue the executive’s and his or her dependents’ health coverage pursuant to COBRA for up to one year following the termination. Any stock option or other equity-based award granted by the Company to the executive, to the extent then outstanding and not otherwise vested, will generally become fully vested in connection with such termination from employment. The Change in Control Severance Agreement typically has a two-year term and will automatically extend for one additional year on the anniversary of the effective date of the agreement, unless the Compensation Committee notifies the executive that the agreement will not be extended.

Under the Change in Control Severance Agreement, the executive is not entitled to any tax gross-up payments from the Company. Instead, should any benefits payable to the executive in connection with a change in control of the Company be subject to the excise tax imposed under Sections 280G and 4999 of the Internal Revenue Code of 1986, the executive will be entitled to either payment of the benefits in full (but no gross-up payment) or a reduction in the benefits to the extent necessary to avoid triggering the excise tax, whichever would result in the executive receiving the greater benefit on an after-tax basis.

The following table presents the Company’s estimate of the amount of the severance payments and benefits to which each named executive officer would be entitled under his or her Change in Control Severance Agreement if his or her employment terminated under the circumstances described above in connection with a change in control of the Company, and assuming for purposes of this illustration that the termination of employment occurred on April 3, 2016.

Name	Cash Severance ($)	Continuation of Health Benefits ($)	Equity Acceleration ($)(1)	Total ($)
Jean Hu	1,880,422	14,934	3,979,726	5,875,082
Christine King	1,221,154	1,551	2,059,183	3,281,888
Anthony E. Carrozza	759,012	19,489	1,415,174	2,193,675
Roger J. Klein	651,762	13,825	1,135,440	1,801,027

(1)

This column reports the intrinsic value of the unvested portions of each executive officer’s outstanding equity awards that would accelerate in these circumstances. For options, this value is calculated by multiplying the amount (if any) by which the closing price of the Company’s common stock on April 1, 2016 ($13.43 per share) exceeds the exercise price of the option by the number of shares of the Company’s common stock subject to the accelerated portion of the option. For time-based and market-based RSU awards, this value is calculated by multiplying the closing price of the Company’s common stock on April 1, 2016 by the number of units subject to the accelerated portion of the award. As noted above under “Description of Plan-Based Awards,” equity awards granted under our 2005 Plan may also accelerate in connection with a change in control if the Compensation Committee does not provide for the substitution, assumption, exchange or other continuation of the awards.

Severance Agreements

Milind A. Karnik

Mr. Karnik’s last day of employment with the Company was December 9, 2015. He served as the Company’s Senior Vice President, Global Engineering. In connection with his departure, Mr. Karnik entered into a General Release Agreement with the Company. Under the release agreement, Mr. Karnik received a lump sum payment of $363,506, a lump sum payment of $19,593 as reimbursement by the Company for 12 months of his COBRA premiums, and payment for accrued but unused personal time off in the amount of $18,811. The agreement also included a release by Mr. Karnik of any claims against the Company. In addition, the Company agreed not to require repayment of certain relocation expenses in the amount of $31,050 that had previously been provided to Mr. Karnik.

Prasad L. Rampalli

Mr. Rampalli resigned as the Company’s President and CEO, effective August 20, 2015. In connection with his resignation, Mr. Rampalli entered into a General Release Agreement with the Company. Under the release agreement, Mr. Rampalli received a separation payment of $1,260,000 and payment for accrued but unused personal time off in the amount of $21,226. He also received accelerated vesting on a prorated basis of outstanding and unvested time-based RSUs granted by the Company that were otherwise scheduled to vest in 2016, with the prorated portion determined based on his last day of employment (which resulted in the acceleration of 39,654 RSUs). The fair value of these accelerated RSUs based on the closing price of a share of the Company’s common stock on September 10, 2015, the vesting date for the accelerated awards, was $403,281. Pursuant to the 2005 Plan, any unvested options and RSU awards held by Mr. Rampalli on the date of termination of his employment (after giving effect to the vesting described above) were immediately forfeited. Upon termination of his employment Mr. Rampalli also became entitled to payments to cover the cost of COBRA premiums for him and his dependents through August 20, 2016. For fiscal year 2016, the Company’s cost to pay Mr. Rampalli’s COBRA premiums was $15,491. The agreement also included a release by Mr. Rampalli of claims against the Company. In addition, the Company agreed not to require repayment of certain relocation expenses in the amount of $60,256 that had previously been provided to Mr. Rampalli.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain the following equity compensation plans:

●	QLogic Corporation 2005 Performance Incentive Plan (the “2005 Plan”)
●	QLogic Corporation 1998 Employee Stock Purchase Plan (the “ESPP”)

Each of the plans identified above was approved by our stockholders.

The following table sets forth the number of shares of our common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of April 3, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of April 3, 2016	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans as of April 3, 2016 (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,831,344(1)	$15.88(2)	15,940,395(3)
Equity compensation plans not approved by security holders	--	--	--

Total	8,831,344	$15.88	15,940,395

(1)

Of these shares, 5,387,795 were subject to outstanding stock options and 3,443,549 were subject to outstanding awards of RSUs (including 505,009 performance and market-based RSUs granted under the 2005 Plan). For these purposes, performance and market-based RSUs for performance periods ending after April 3, 2016 are presented based on the target number of shares subject to the award. This number does not include options outstanding under the ESPP for the offering period in progress on April 3, 2016 as the number of shares subject to those options is indeterminable until the end of the offering period.

(2)

This calculation does not reflect options outstanding under the ESPP for the offering period in progress on April 3, 2016 as the exercise price of those options is not determinable until the end of the offering period and does not reflect the then-outstanding RSUs.

(3)

Of these shares, 11,086,229 were available for additional award grants under the 2005 Plan and 4,854,166 were available for additional purchases under the ESPP. For these purposes, performance RSUs for performance periods ending after April 3, 2016 are presented based on the target number of shares subject to the award. The shares available for awards under the 2005 Plan are, subject to certain other limits of the 2005 Plan, generally available for any type of award authorized under the 2005 Plan including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, deferred stock awards, performance unit awards and other stock-based awards.

BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth information as of June 29, 2016 concerning beneficial ownership by:

●	holders of more than 5% of QLogic’s common stock,
●	each member of the Board,
●	each of the named executive officers, and
●	all directors and executive officers as a group.

The information provided in the table is based on QLogic’s records, information filed with the SEC and information provided to QLogic, except where otherwise noted.

Name	Amount and Nature of Beneficial Ownership	Percent (1)
BlackRock, Inc.(2)	7,958,791	9.5%
Capital Research Global Investors(3)	7,531,746	9.0%
Frontier Capital Management Co., LLC(4)	6,656,532	7.9%
The Vanguard Group, Inc.(5)	6,386,564	7.6%
Dimensional Fund Advisors LP(6)	6,190,155	7.4%
John T. Dickson(7)	57,088	*
Balakrishnan S. Iyer(8)	154,442	*
D. Scott Mercer(9)	127,856	*
Jay A. Rossiter(10)	14,202	*
George D. Wells(11)	162,070	*
William M. Zeitler(12)	137,856	*
Jean Hu(13)	204,341	*
Christine King(14)	68,062	*
Anthony E. Carrozza(15)	20,058	*
Roger J. Klein(16)	331,300	*
Milind A. Karnik(17)	9,362	*
Prasad L. Rampalli(18)	70,490	*
All Directors and Executive Officers as a group (10 persons)(19)	1,277,277	1.5%

*	Less than 1% of the outstanding shares of our common stock.
(1)

Based upon 83,898,000 shares of common stock outstanding on June 29, 2016. The number of shares beneficially owned by each person or entity is determined under the rules of the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each person or entity is considered the beneficial owner of any shares as to which the person or entity has the sole or shared voting power or investment power and also any shares that the entity or individual has the right to acquire on or before August 28, 2016 (60 days after June 29, 2016) through the exercise of any stock options, through the vesting of RSUs payable in shares, or upon the exercise of other rights. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares set forth in the table.

(2)

Number of shares owned is based on information contained in a report on Schedule 13G/A that BlackRock, Inc. (“BlackRock”) filed with the SEC on January 27, 2016. Such filing indicates that BlackRock has sole voting power with respect to 7,755,125 shares and sole dispositive power with respect to all shares. The Schedule 13G/A contained information as of December 31, 2015 and may not reflect current holdings of QLogic common stock. The address for BlackRock is 55 East 52nd Street, New York, New York 10055.

(3)

Number of shares owned is based on information contained in a report on Schedule 13G that Capital Research Global Investors (“Capital Research”) filed with the SEC on February 16, 2016. Such filing indicates that Capital Research has sole voting power and sole dispositive power with respect to all shares. The Schedule 13G contained information as of December 31, 2015 and may not reflect current holdings of QLogic common stock. The address for Capital Research is 333 South Hope Street, Los Angeles, California 90071.

(4)

Number of shares owned is based on information contained in a report on Schedule 13G/A that Frontier Capital Management Co., LLC (“Frontier”) filed with the SEC on February 12, 2016. Such filing indicates that Frontier has sole voting power with respect to 2,741,764 shares and sole dispositive power with respect to all shares. The Schedule 13G/A contained information as of December 31, 2015 and may not reflect current holdings of QLogic common stock. The address for Frontier is 99 Summer Street, Boston, Massachusetts 02110.

(5)

Number of shares owned is based on information contained in a report on Schedule 13G/A that The Vanguard Group, Inc. (“Vanguard”) filed with the SEC on February 10, 2016. Such filing indicates that Vanguard has sole voting power with respect to 111,065 shares, sole dispositive power with respect to 6,272,899 shares, shared voting power with respect to 8,000 shares and shared dispositive power with respect to 113,665 shares. The Schedule 13G/A contained information as of December 31, 2015 and may not reflect current holdings of QLogic common stock. The address for Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(6)

Number of shares owned is based on information contained in a report on Schedule 13G/A that Dimensional Fund Advisors LP (“Dimensional”) filed with the SEC on February 9, 2016. Such filing indicates that Dimensional has sole voting power with respect to 5,877,036 shares and sole dispositive power with respect to all shares. The Schedule 13G/A contained information as of December 31, 2015 and may not reflect current holdings of QLogic common stock. The address for Dimensional is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(7)

Includes 21,390 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 15,000 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.

(8)

Includes 94,662 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 15,000 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.

(9)

Includes 71,076 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 15,000 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.

(10)

Includes 7,353 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 4,167 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.

(11)

Includes 94,662 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 15,000 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.

(12)

Includes 71,076 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 15,000 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.

(13)	Includes 144,800 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016.
(14)

Includes 27,343 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 15,000 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.

(15)	Includes 8,750 shares issuable pursuant to RSUs that will vest on or before August 28, 2016.
(16)	Includes 326,300 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016.
(17)	Beneficial ownership information is as of December 9, 2015, Mr. Karnik’s last day of employment with the Company.
(18)

Beneficial ownership information is as of August 20, 2015, Mr. Rampalli’s last day of employment with the Company, and includes 18,691 shares (which represents the net difference between the 39,654 RSUs vested less the 20,963 shares that were withheld to satisfy tax withholding obligations) that were issued pursuant to RSUs for which vesting was accelerated.

(19)

Includes 858,662 shares which may be purchased pursuant to stock options that are exercisable on or before August 28, 2016 and 102,917 shares issuable pursuant to RSUs that vest on or before August 28, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS AND PROCEDURES

Pursuant to its written charter, the Audit Committee of the Board has the responsibility to review and discuss with management and approve any transactions or courses of dealing with related parties, which includes any transaction in which (i) the amount exceeds $120,000, (ii) the Company is, was or is proposed to be a participant and (iii) such person or such person’s immediate family members has, had or may have a direct or indirect material interest (a “Related Person Transaction”). During this process, Related Person Transactions are disclosed to all Board members. The Audit Committee intends to approve only those Related Person Transactions that are in the best interests of the Company and our stockholders. During fiscal year 2016, there were no transactions or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest as defined by SEC rules and regulations.

DIRECTOR INDEPENDENCE

Our Board has determined that each of Mr. Dickson, Mr. Iyer, Mr. Mercer, Mr. Rossiter, Mr. Wells and Mr. Zeitler are independent under the requirements set forth in The NASDAQ Stock Market listing standards. Ms. King is not independent as a result of her employment with the Company as Executive Chairman, and former director Prasad Rampalli, who resigned from the Board of Directors on August 20, 2015, was not independent during his tenure on the Board as a result of his former employment as our President and Chief Executive Officer.  In considering the independence of Mr. Dickson, the Board considered that Mr. Dickson served as a non-employee director of Avago, the parent company of one of our suppliers, during our fiscal year 2016. Our Board determined that, because of the nature of Mr. Dickson’s relationship and that the aggregate payments we make to the supplier are less than 0.3% of Avago’s annual gross revenues for its most recently completed fiscal year, the relationship did not interfere with Mr. Dickson’s exercise of independent judgment in carrying out his responsibilities as a director of the Company. Mr. Dickson resigned from Avago’s board of directors in May 2015 following Avago’s acquisition of one of our primary competitors.

Item 14.	Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS’ FEES

In connection with the audit of the consolidated financial statements for the fiscal year ended April 3, 2016, QLogic entered into an engagement letter with KPMG LLP (“KPMG”) that set forth the terms by which KPMG would perform audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

For the fiscal years ended April 3, 2016 and March 29, 2015, we incurred fees for services rendered by KPMG in the following amounts:

	Fiscal Year 2016	Fiscal Year 2015
Audit Fees	$1,237,000	$1,274,000
Audit-Related Fees	—	—
Tax Fees	100,000	188,000
All Other Fees	—	—

Tax Fees in fiscal years 2016 and 2015 consist of tax compliance and consulting, including international tax advice.

The Audit Committee has adopted a policy regarding the pre-approval of audit and non-audit services to be provided by our independent registered public accounting firm. The policy provides that KPMG is required to seek pre-approval by the Audit Committee (or a designated member of the committee) of all audit, tax and other non-audit related services by providing a description of the services to be performed and specific fee estimates for each such service. In fiscal year 2016, all fees of KPMG were pre-approved by the Audit Committee.

The Audit Committee has concluded that the performance by KPMG of the above non-audit services is compatible with maintaining the independence of KPMG.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (3) Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ Jean Hu
Jean Hu
Acting Chief Executive Officer,
Senior Vice President and
Chief Financial Officer

Date: July 1, 2016

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Description

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.