Form 10-Q
period 2016-07-03
QLOGIC CORP
filed 2016-08-08
CIK 918386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

As of August 4, 2016, 84,625,000 shares of the Registrant’s common stock were outstanding.

QLOGIC CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

i

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

QLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2016	April 3, 2016
	(Unaudited; In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$119,618	$125,408
Marketable securities	245,657	229,439
Accounts receivable, less allowance for doubtful accounts of $1,026 and $849 as of July 3, 2016 and April 3, 2016, respectively	74,090	55,546
Inventories	36,574	39,745
Other current assets	13,617	13,268
Total current assets	489,556	463,406
Property and equipment, net	76,961	71,738
Goodwill	167,232	167,232
Purchased intangible assets, net	58,555	62,998
Deferred tax assets	41,897	41,003
Other assets	16,747	17,491
	$850,948	$823,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,294	$29,576
Accrued compensation	16,615	19,389
Accrued taxes	905	955
Other current liabilities	10,751	11,156
Total current liabilities	67,565	61,076
Accrued taxes	8,474	9,510
Other liabilities	5,526	5,904
Total liabilities	81,565	76,490
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 219,016,000 and 218,210,000 shares issued as of July 3, 2016 and April 3, 2016, respectively	219	218
Additional paid-in capital	1,019,339	1,015,666
Retained earnings	1,787,413	1,769,130
Accumulated other comprehensive loss	(286)	(334)
Treasury stock, at cost: 135,118,000 shares as of July 3, 2016 and April 3, 2016	(2,037,302)	(2,037,302)
Total stockholders’ equity	769,383	747,378
	$850,948	$823,868

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 3, 2016	June 28, 2015
	(Unaudited; In thousands, except per share amounts)
Net revenues	$116,404	$113,405
Cost of revenues	48,302	47,067
Gross profit	68,102	66,338
Operating expenses:
Engineering and development	30,649	35,606
Sales and marketing	13,520	15,486
General and administrative	9,560	7,076
Special charges	(624)	1,079
Total operating expenses	53,105	59,247
Operating income	14,997	7,091
Interest and other income, net	2,346	359
Income before income taxes	17,343	7,450
Income tax expense (benefit)	(940)	4,894
Net income	$18,283	$2,556
Net income per share:
Basic	$0.22	$0.03
Diluted	$0.22	$0.03
Number of shares used in per share calculations:
Basic	83,431	87,334
Diluted	84,542	88,914

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	July 3, 2016	June 28, 2015
	(Unaudited; In thousands)
Net income	$18,283	$2,556
Other comprehensive income (loss), net of income taxes:
Changes in fair value of marketable securities:
Changes in unrealized gains	516	(455)
Net realized losses (gains) reclassified into earnings	(158)	26
	358	(429)
Foreign currency translation adjustments	(310)	116
Total other comprehensive income (loss)	48	(313)
Comprehensive income	$18,331	$2,243

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 3, 2016	June 28, 2015
	(Unaudited; In thousands)
Cash flows from operating activities:
Net income	$18,283	$2,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,010	10,616
Stock-based compensation	5,225	5,987
Deferred income taxes	(940)	3,400
Other non-cash items, net	(1,042)	539
Changes in operating assets and liabilities:
Accounts receivable	(18,885)	2,517
Inventories	3,171	(8,671)
Other assets	(235)	(134)
Accounts payable	6,793	2,218
Accrued compensation	(2,774)	(4,913)
Accrued taxes, net	(1,128)	(3,081)
Other liabilities	(783)	(1,567)
Net cash provided by operating activities	17,695	9,467
Cash flows from investing activities:
Purchases of available-for-sale securities	(61,661)	(50,639)
Proceeds from sales and maturities of available-for-sale securities	45,679	34,209
Purchases of property and equipment	(7,842)	(10,782)
Other investing activities	1,373	—
Net cash used in investing activities	(22,451)	(27,212)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock-based awards	2,575	16,497
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,126)	(5,062)
Purchases of treasury stock	—	(17,856)
Other financing activities	517	1,124
Net cash used in financing activities	(1,034)	(5,297)
Net decrease in cash and cash equivalents	(5,790)	(23,042)
Cash and cash equivalents at beginning of period	125,408	115,241
Cash and cash equivalents at end of period	$119,618	$92,199

See accompanying notes to condensed consolidated financial statements.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Basis of Presentation

In the opinion of management of QLogic Corporation (QLogic or the Company), the accompanying unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2016. The results of operations for the three months ended July 3, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition, income taxes, inventories, goodwill and long-lived assets. The actual results experienced by the Company could differ materially from management’s estimates.

Pending Acquisition by Cavium, Inc.

On June 15, 2016, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Cavium, Inc., a Delaware corporation (Parent or Cavium), and Quasar Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (the Offeror or Sub).

Pursuant to the Merger Agreement, on July 13, 2016, the Offeror commenced an offer to exchange (the Offer) each outstanding share of the Company’s common stock for (i) $11.00 in cash (Cash Consideration) and (ii) 0.098 (Exchange Ratio) shares of common stock (Cavium Common Stock) of Cavium (Share Consideration) and, together with the Cash Consideration, (Offer Consideration), without interest and subject to any required withholding for taxes. The Offer is scheduled to expire at midnight, Eastern Standard Time (EST), at the end of August 9, 2016 unless extended by the Offeror pursuant to the terms of the Merger Agreement and applicable law. As soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Offeror will merge with and into the Company (the Merger) pursuant to the provisions of Section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the Merger. In the Merger, the Company will survive as a wholly owned subsidiary of Cavium, and each issued and outstanding share of the Company’s common stock, other than shares of the Company’s common stock held in treasury of the Company, shares of the Company’s common stock owned by Cavium or any subsidiary of Cavium (including the Offeror) or shares of the Company’s common stock owned by stockholders who are entitled to and validly exercise appraisal rights under Delaware law, will be converted into the right to receive the Offer Consideration. Cavium intends to fund the Offer Consideration with a combination of cash on hand and committed debt financing.

In general, as a result of the Merger, at the effective time of the Merger, (i) unvested Company stock options that are in-the-money will be assumed by Cavium and converted into Cavium stock options; (ii) vested Company stock option that are in-the-money will receive a portion of the Offer Consideration based on the in-the-money spread value of the Company stock options; (iii) out-of-the-money Company stock options (whether vested or unvested) will be cancelled and receive no payment; (iv) unvested Company restricted stock units will be assumed and converted into Cavium restricted stock units; (v) vested Company restricted stock units (which includes restricted stock units that will vest just prior to the effective time of the Merger) will receive the Offer Consideration based on the number of shares of the Company’s common stock underlying the restricted stock unit;  and (vi) unvested Company restricted stock units subject to performance based vesting will be assumed by Cavium and converted into Cavium restricted stock units (based on the level of performance achieved as of the last trading day prior to the closing of the Merger).

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The obligation of each party to consummate the Offer and the Merger is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including (i) at least a majority of the outstanding shares of the Company’s common stock, when added to shares of the Company’s common stock already owned by the Offeror, having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer (Minimum Condition), (ii) the exchange of shares of Cavium Common Stock pursuant to the Offer and the Merger having been registered pursuant to a registration statement filed by Cavium with the Securities and Exchange Commission (SEC) and declared effective by the SEC, (iii) shares of Cavium Common Stock issuable pursuant to the Offer and the Merger having been authorized for listing on Nasdaq, (iv) the expiration or termination of any applicable regulatory waiting periods and/or receipt of regulatory clearance, (v) the absence of any order or ruling prohibiting the consummation of the Merger, and (vi) subject to certain exceptions, the accuracy of the other party’s representations and warranties and compliance with covenants. In addition, the obligation of Cavium and the Offeror to consummate the Merger is also subject to the satisfaction or waiver of the condition that no material adverse effect on the Company shall have occurred since the date of the Merger Agreement. Cavium’s and the Company’s obligations are not subject to any financing condition.

The Merger Agreement contains certain termination rights for each of the Company and Cavium, including, among others, if the Offer is not consummated at or prior to 11:59 p.m. EST on November 12, 2016. Upon termination of the Merger Agreement under specified circumstances, including a termination by the Company to enter into an agreement for an alternative transaction pursuant to a “superior proposal,” the Company has agreed to pay Cavium a termination fee of $47.8 million.

The Company expects the transaction to be completed in the second quarter of fiscal 2017.

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

Note 2.Marketable Securities

The Company’s portfolio of available-for-sale marketable securities consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
July 3, 2016
U.S. government and agency securities	$97,242	$577	$(3)	$97,816
Corporate debt obligations	111,908	408	(54)	112,262
Mortgage-backed securities	16,405	99	(42)	16,462
Municipal bonds	10,620	71	—	10,691
Other debt securities	8,415	12	(1)	8,426
	$244,590	$1,167	$(100)	$245,657
April 3, 2016
U.S. government and agency securities	$97,895	$433	$(15)	$98,313
Corporate debt obligations	98,164	216	(69)	98,311
Mortgage-backed securities	17,944	86	(53)	17,977
Municipal bonds	10,355	65	(1)	10,419
Other debt securities	4,412	8	(1)	4,419
	$228,770	$808	$(139)	$229,439

The amortized cost and estimated fair value of debt securities as of July 3, 2016, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without prepayment penalties. Certain debt instruments, although possessing a contractual maturity greater than one year, are classified as short-term marketable securities based on their ability to be traded on active markets and availability for current operations.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$77,699	$77,759
Due after one year through three years	126,611	127,309
Due after three years through five years	31,147	31,385
Due after five years	9,133	9,204
	$244,590	$245,657

The following table presents the Company’s marketable securities with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 3, 2016 and April 3, 2016.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
July 3, 2016
U.S. government and agency securities	$5,751	$(3)	$—	$—	$5,751	$(3)
Corporate debt obligations	18,592	(49)	1,172	(5)	19,764	(54)
Mortgage-backed securities	4,297	(18)	4,059	(24)	8,356	(42)
Other debt securities	1,755	(1)	—	—	1,755	(1)
	$30,395	$(71)	$5,231	$(29)	$35,626	$(100)
April 3, 2016
U.S. government and agency securities	$23,221	$(15)	$—	$—	$23,221	$(15)
Corporate debt obligations	31,438	(61)	741	(8)	32,179	(69)
Mortgage-backed securities	8,171	(39)	1,864	(14)	10,035	(53)
Municipal bonds	379	(1)	—	—	379	(1)
Other debt securities	1,628	(1)	—	—	1,628	(1)
	$64,837	$(117)	$2,605	$(22)	$67,442	$(139)

As of July 3, 2016 and April 3, 2016, the fair value of certain of the Company’s available-for-sale securities was less than their cost basis. Management reviewed various factors in determining whether to recognize an impairment charge related to these unrealized losses, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the unrealized loss compared to the cost of the investment, the length of time the investment had been in a loss position and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As of July 3, 2016 and April 3, 2016, the Company determined that the unrealized losses were temporary in nature and recorded them as a component of accumulated other comprehensive income.

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

A summary of the assets measured at fair value on a recurring basis as of July 3, 2016 and April 3, 2016 are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Total
	(In thousands)
July 3, 2016
Cash and cash equivalents	$119,618	$—	$119,618
Marketable securities:
U.S. government and agency securities	97,816	—	97,816
Corporate debt obligations	—	112,262	112,262
Mortgage-backed securities	—	16,462	16,462
Municipal bonds	—	10,691	10,691
Other debt securities	—	8,426	8,426
	97,816	147,841	245,657
	$217,434	$147,841	$365,275

April 3, 2016
Cash and cash equivalents	$125,408	$—	$125,408
Marketable securities:
U.S. government and agency securities	98,313	—	98,313
Corporate debt obligations	—	98,311	98,311
Mortgage-backed securities	—	17,977	17,977
Municipal bonds	—	10,419	10,419
Other debt securities	—	4,419	4,419
	98,313	131,126	229,439
	$223,721	$131,126	$354,847

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

Note 4.Inventories

Components of inventories are as follows:

	July 3, 2016	April 3, 2016
	(In thousands)
Raw materials	$11,882	$13,056
Finished goods	24,692	26,689
	$36,574	$39,745

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.Special Charges

In connection with the Company’s restructuring plans discussed below, management recorded special charges of $(0.6) million and $1.1 million during the three months ended July 3, 2016 and June 28, 2015, respectively.

September 2015 Initiative

In September 2015, the Company commenced a restructuring plan (September 2015 Initiative) designed to align its future operating expenses with its revenue expectations.  The restructuring plan included a workforce reduction and the consolidation and elimination of certain engineering activities.

During the three months ended July 3, 2016, the Company recorded special charges of $(0.8) million, related to the September 2015 Initiative. In June 2016, the Company negotiated a lease termination and settlement of the obligation associated with a facility that it ceased using during fiscal 2016.  Accordingly, the Company reduced the previously-established lease obligation with a corresponding reduction in special charges.

The aggregate amount of the special charges recorded in connection with the September 2015 Initiative was $9.9 million and consisted of $7.8 million of severance and related costs associated with involuntarily terminated employees, $2.0 million of asset impairment charges related to property and equipment and $0.1 million of facilities and other costs.

Activity and liability balances for exit costs related to this initiative are as follows:

Facilities and Other
(In thousands)
Balance as of April 3, 2016	$1,033
Charged to costs and expenses	(751)
Payments	(282)
Balance as of July 3, 2016	$—

The Company completed these restructuring activities and all amounts were paid as of July 3, 2016.

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

In connection with the June 2013 Initiative, the Company recorded special charges of $0.1 million and $0.4 million during the three months ended July 3, 2016 and June 28, 2015, respectively.  Special charges for both periods consisted entirely of exit costs associated with severance and related costs for involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period. The Company expects to incur less than $1 million of additional severance costs in connection with these employees over the remaining requisite service period.

The aggregate amount of the special charges recorded in connection with the June 2013 Initiative is $25.7 million and consisted of $15.3 million of severance and related costs associated with involuntarily terminated employees, $5.9 million of facilities and other costs and $4.5 million of asset impairment charges primarily related to abandoned property and equipment.

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances for exit costs related to the June 2013 Initiative are as follows:

	Workforce Reduction	Facilities and Other	Total
	(In thousands)
Balance as of April 3, 2016	$1,920	$5,143	$7,063
Charged to costs and expenses	127	—	127
Payments	—	(697)	(697)
Balance as of July 3, 2016	$2,047	$4,446	$6,493

The unpaid exit costs related to the June 2013 Initiative are expected to be paid over the terms of the related agreements through fiscal 2019.

A summary of the total unpaid exit costs for all restructuring plans, by classification, included in the condensed consolidated balance sheets is as follows:

	July 3, 2016	April 3, 2016
	(In thousands)
Other current liabilities	$3,053	$3,642
Other liabilities	3,440	4,454
	$6,493	$8,096

Note 6. Income Taxes

The Company’s income tax expense (benefit) was $(1.0) million and $4.9 million for the three months ended July 3, 2016 and June 28, 2015, respectively.  Income tax benefit for the three months ended July 3, 2016 was favorably impacted by the resolution of tax examinations for prior years. Income tax expense for the three months ended June 28, 2015 was impacted by the negative effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.  The Company’s income tax expense is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items during the applicable quarterly periods. The allocation of taxable income to domestic and foreign tax jurisdictions impacts the effective tax rate, as the Company’s income tax rate in foreign jurisdictions is generally lower than its income tax rate in the United States.

Note 7.Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(In thousands, except per share amounts)
Net income	$18,283	$2,556
Shares:
Weighted-average shares outstanding — basic	83,431	87,334
Dilutive potential common shares, using treasury stock method	1,111	1,580
Weighted-average shares outstanding — diluted	84,542	88,914
Net income per share:
Basic	$0.22	$0.03
Diluted	$0.22	$0.03

Stock-based awards, including stock options and restricted stock units, representing 5.0 million and 6.1 million shares of common stock have been excluded from the diluted per share calculations for the three months ended July 3, 2016 and June 28, 2015,

QLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively.  These stock-based awards have been excluded from the diluted per share calculations because their effect would have been antidilutive.

Note 8.Legal Proceedings

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

On October 23 2015, Stephen Kramer filed a shareholder derivative complaint in the California Superior Court in and for the County of Orange County purportedly on behalf of the Company against certain current and former officers and directors of the Company.  The plaintiff alleged breaches of fiduciary duty, unjust enrichment, corporate waste, aiding and abetting breaches of fiduciary duty, and improper insider sales of stock in violation of California law based on the allegation that, since October 17, 2014, the individual defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, internal controls and future business prospects.  The plaintiff sought an award of damages and restitution to the Company from the individual defendants, disgorgement of the individual defendants’ profits and compensation, an order requiring the Company to reform and improve its corporate governance, and an award of costs and attorneys’ fees to the plaintiff and its counsel.  On March 14, 2016, a second shareholder derivative complaint was filed in the same Court. The plaintiff in the second suit, Indiana Laborers Pension and Welfare Funds, made similar allegations against certain current and former officers and directors of the Company, and sought similar demands.  On June 8, 2016, the parties in both cases filed Joint Stipulations with the Court to voluntarily dismiss the respective cases.  On June 13, 2016, the Court dismissed the second shareholder derivative suit without prejudice as to Indiana Laborers Pension and Welfare Funds and on June 14, 2016 the Court dismissed the first shareholder derivative suit without prejudice as to Stephen Kramer.

On July 22, 2016, a putative securities class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain defendants, including the directors and an officer. The plaintiff, Stephen Bushansky, purports to represent the public stockholders of the Company.  The plaintiff alleges that the proposed acquisition of QLogic by Cavium pursuant to the Merger Agreement (the Proposed Transaction), is the result of an unfair process and coercive deal-protection devices and provides the Company’s stockholders with inadequate consideration. The plaintiff further alleges that the Company’s Solicitation/Recommendation Statement on Schedule 14D-9, filed with the SEC on July 13, 2016, omits or misrepresents material information concerning the Proposed Transaction in violation of federal securities laws.  The plaintiff seeks class certification, an injunction enjoining the Proposed Transaction, a declaration that the defendants violated certain federal securities laws, compensatory damages, and reasonable attorney’s fees and costs.

Because the lawsuit is in its early stages, it is not possible to determine the potential outcome of the lawsuit or to make any estimate of probable losses at this time.  The Company believes that the claims asserted in the lawsuit are without merit and intends to defend its position.  A negative outcome in the lawsuit could have a material adverse effect on the Company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement.  The Company currently believes the disposition of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Pending Acquisition by Cavium, Inc.

On June 15, 2016, QLogic Corporation (the Company) entered into an Agreement and Plan of Merger (Merger Agreement) with Cavium, Inc., a Delaware corporation (Parent or Cavium), and Quasar Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (the Offeror or Sub).

Pursuant to the Merger Agreement, on July 13, 2016, the Offeror commenced an offer to exchange (the Offer) each outstanding share of the Company’s common stock for (i) $11.00 in cash (Cash Consideration) and (ii) 0.098 (Exchange Ratio) shares of common stock (Cavium Common Stock) of Cavium (Share Consideration) and, together with the Cash Consideration, (Offer Consideration), without interest and subject to any required withholding for taxes. The Offer is scheduled to expire at midnight, Eastern Standard Time (EST), at the end of August 9, 2016 unless extended by the Offeror pursuant to the terms of the Merger Agreement and applicable law. As soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Offeror will merge with and into the Company (the Merger) pursuant to the provisions of Section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the Merger. In the Merger, the Company will survive as a wholly owned subsidiary of Cavium, and each issued and outstanding share of the Company’s common stock, other than shares of the Company’s common stock held in treasury of the Company, shares of the Company’s common stock owned by Cavium or any subsidiary of Cavium (including the Offeror) or shares of the Company’s common stock owned by stockholders who are entitled to and validly exercise appraisal rights under Delaware law, will be converted into the right to receive the Offer Consideration. Cavium intends to fund the Offer Consideration with a combination of cash on hand and committed debt financing.

In general, as a result of the Merger, at the effective time of the Merger, (i) unvested Company stock options that are in-the-money will be assumed by Cavium and converted into Cavium stock options; (ii) vested Company stock option that are in-the-money will receive a portion of the Offer Consideration based on the in-the-money spread value of the Company stock options; (iii) out-of-the-money Company stock options (whether vested or unvested) will be cancelled and receive no payment; (iv) unvested Company restricted stock units will be assumed and converted into Cavium restricted stock units; (v) vested Company restricted stock units (which includes restricted stock units that will vest just prior to the effective time of the Merger) will receive the Offer Consideration based on the number of shares of the Company’s common stock underlying the restricted stock unit; and (vi) unvested Company restricted stock units subject to performance based vesting will be assumed by Cavium and converted into Cavium restricted stock units (based on the level of performance achieved as of the last trading day prior to the closing of the Merger).

The obligation of each party to consummate the Offer and the Merger is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including (i) at least a majority of the outstanding shares of the Company’s common stock, when added to shares of the Company’s common stock already owned by the Offeror, having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer (Minimum Condition), (ii) the exchange of shares of Cavium Common Stock pursuant to the Offer and the Merger having been registered pursuant to a registration statement filed by Cavium with the Securities and Exchange Commission (SEC) and declared effective by the SEC, (iii) shares of Cavium Common Stock issuable pursuant to the Offer and the Merger having been authorized for listing on Nasdaq, (iv) the expiration or termination of any applicable regulatory waiting periods and/or receipt of regulatory clearance, (v) the absence of any order or ruling prohibiting the consummation of the Merger, and (vi) subject to certain exceptions, the accuracy of the other party’s representations and warranties and compliance with covenants. In addition, the obligation of Cavium and the Offeror to consummate the Merger is also subject to the satisfaction or waiver of the condition that no material adverse effect on the Company shall have occurred since the date of the Merger Agreement. Cavium’s and the Company’s obligations are not subject to any financing condition.

The Merger Agreement contains certain termination rights for each of the Company and Cavium, including, among others, if the Offer is not consummated at or prior to 11:59 p.m. EST on November 12, 2016. Upon termination of the Merger Agreement under specified circumstances, including a termination by the Company to enter into an agreement for an alternative transaction pursuant to a “superior proposal,” the Company has agreed to pay Cavium a termination fee of $47.8 million.

The Company expects the transaction to be completed in the second quarter of fiscal 2017.

First Quarter Financial Highlights

A summary of our financial performance during the first quarter of fiscal 2017 is as follows:

•

Net revenues for the first quarter of fiscal 2017 were $116.4 million compared to $119.4 million in the fourth quarter of fiscal 2016. Revenues from Advanced Connectivity Platforms were $108.6 million during the first quarter of fiscal 2017 compared to $109.5 million in the fourth quarter of fiscal 2016. Revenues from Legacy Connectivity Products were $7.8 million in the first quarter of fiscal 2017 compared to $9.9 million in the fourth quarter of fiscal 2016.

•	Gross profit as a percentage of net revenues was 58.5% in the first quarter of fiscal 2017 compared to 59.8% in the fourth quarter of fiscal 2016.
•	Operating income for the first quarter of fiscal 2017 was $15.0 million compared to $18.0 million in the fourth quarter of fiscal 2016.
•	Net income was $18.3 million, or $0.22 per diluted share, in the first quarter of fiscal 2017 compared to $18.2 million, or $0.22 per diluted share, in the fourth quarter of fiscal 2016.
•	Cash, cash equivalents and marketable securities increased to $365.3 million as of July 3, 2016 from $354.8 million as of April 3, 2016.

Results of Operations

Net Revenues

A summary of our net revenues by product category is as follows:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(Dollars in millions)
Net revenues:
Advanced Connectivity Platforms	$108.6	$102.6
Legacy Connectivity Products	7.8	10.8
	$116.4	$113.4
Percentage of net revenues:
Advanced Connectivity Platforms	93%	90%
Legacy Connectivity Products	7	10
	100%	100%

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

Net revenues of $116.4 million for the three months ended July 3, 2016 increased 3% from $113.4 million for the three months ended June 28, 2015. The increase in net revenues was the result of a $6.1 million, or 6%, increase in revenue from Advanced Connectivity Platforms, partially offset by a $3.1 million, or 28%, decrease in revenue from Legacy Connectivity Products. The increase in revenue from Advanced Connectivity Platforms was primarily due to an increase in adapter units sold.  The decrease in revenue from Legacy Connectivity Products was primarily due to a decrease in the units sold.  We expect net revenue from our Legacy Connectivity Products to continue to decline over time. As part of the restructuring plan we implemented in June 2013, we ceased development of future ASICs for switch products; however, we will continue to sell and support products based on the current generation switch ASICs.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% and 82% of net revenues during the three months ended July 3, 2016 and June 28, 2015, respectively.

We believe our major customers continually evaluate whether or not to purchase products from alternative or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss of purchases could have a material adverse effect on our business, financial condition or results of operations.

Net revenues by geographic area are as follows:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(Dollars in millions)
United States	$35.6	$35.9
Asia-Pacific and Japan	56.9	57.8
Europe, Middle East and Africa	19.4	16.7
Rest of world	4.5	3.0
	$116.4	$113.4

Revenues by geographic area are presented based upon the ship-to location of the customer, which is not necessarily indicative of the location of the ultimate end-user of our products. The United States, China and Singapore are the only countries that represented 10% or more of net revenues during the three months ended July 3, 2016.  Net revenues from customers in China and Singapore were $21.4 million and $12.7 million, respectively, during the three months ended July 3, 2016.  The United States, China and Hong Kong are the only countries that represented 10% or more of net revenues during the three months ended June 28, 2015, respectively.  Net revenues from customers in China and Hong Kong were $23.8 million and $11.7 million, respectively, during the three months ended June 28, 2015.

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

	Three Months Ended
	July 3, 2016	June 28, 2015
	(Dollars in millions)
Gross profit	$68.1	$66.3
Percentage of net revenues	58.5%	58.5%

Gross profit for the three months ended July 3, 2016 increased $1.8 million, or 3%, from gross profit for the three months ended June 28, 2015 and was consistent as a percentage of revenue compared to the prior period.  The increase in gross profit was primarily due to an increase in net revenues.

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(Dollars in millions)
Operating expenses:
Engineering and development	$30.6	$35.6
Sales and marketing	13.5	15.5
General and administrative	9.6	7.0
Special charges	(0.6)	1.1
	$53.1	$59.2
Percentage of net revenues:
Engineering and development	26.3%	31.4%
Sales and marketing	11.6	13.6
General and administrative	8.2	6.2
Special charges	(0.5)	1.0
	45.6%	52.2%

Engineering and Development. Engineering and development expenses consist primarily of compensation and related employee benefit costs, outside service and material costs, occupancy and equipment costs and related computer support costs. During the three months ended July 3, 2016, engineering and development expenses decreased 14% to $30.6 million from $35.6 million for the three months ended June 28, 2015. The decrease was primarily due to a $1.7 million decrease in equipment depreciation and maintenance costs and a $1.5 million decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans.

We believe continued investments in engineering and development activities are critical to achieving future design wins, expansion of our customer base and revenue growth opportunities.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related employee benefit costs, sales commissions, promotional activities and travel for sales and marketing personnel. Sales and marketing expenses decreased 13% to $13.5 million for the three months ended July 3, 2016 from $15.5 million for the three months ended June 28, 2015.  The decrease was primarily due to a decrease in cash compensation and related employee benefit costs, principally due to cost savings achieved as a result of our restructuring plans.

General and Administrative. General and administrative expenses consist primarily of compensation and related employee benefit costs for executive, finance, accounting, human resources, legal and information technology personnel. Non-compensation components of general and administrative expenses include accounting, legal and other professional fees, facilities expenses and other corporate expenses. General and administrative expenses increased to $9.6 million for the three months ended July 3, 2016 from $7.0 million for the three months ended June 28, 2015. The increase was primarily due to transaction related costs in connection with the pending acquisition by Cavium.

Special Charges. During the three months ended July 3, 2016 and June 28, 2015, we recorded special charges of $(0.6) million and $1.1 million, respectively, consisting entirely of exit costs.

Exit costs incurred during the three months ended July 3, 2016 are comprised primarily of the reversal of a previously-established lease obligation for a facility that we ceased using in fiscal 2016.  Such adjustment was the result of the termination of the lease and settlement of the associated lease obligation.  Exit costs incurred during the three months ended June 28, 2015 are comprised of severance and related costs associated with involuntarily terminated employees. Certain employees that were notified of their termination are required to provide future services for varying periods in excess of statutory notice periods. Severance costs related to these services are recognized ratably over the estimated requisite service period.  We expect to incur less than $1 million of additional severance costs for these employees over the remaining requisite service period.

The total unpaid exit costs of $6.5 million as of July 3, 2016 are expected to be paid over the terms of the related agreements through fiscal 2019, including $3.1 million during the next twelve months.

Income Taxes

Our income tax expense (benefit) was $(1.0) million and $4.9 million for the three months ended July 3, 2016 and June 28, 2015, respectively.  Income tax benefit for the three months ended July 3, 2016 was favorably impacted by the resolution of tax examinations for prior years.  Income tax expense for the three months ended July 28, 2015 was impacted by the negative effect of a discrete tax-related item associated with the difference between stock-based compensation expense and the deduction related to stock-based awards on income tax returns.  Our income tax expense is based on the estimated income for the year, the composition of the estimated income in different tax jurisdictions, and the tax effect, if any, of newly enacted tax legislation, resolution of tax audits, changes in uncertain tax positions, and other discrete tax-related items during the applicable quarterly periods.

Considering the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it is difficult to estimate earnings within each tax jurisdiction. If actual earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by other items, including the tax effects of acquisitions and dispositions, changes to tax laws or regulations, examinations by tax authorities, stock-based compensation, uncertain tax positions and changes in our ability to realize deferred tax assets.  While we believe that our provision for income taxes is appropriate, there can be no assurance that the effect of any of these or other items will not have a material impact on our consolidated financial statements.  In December 2015, a final decision was entered by the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock-based compensation in intercompany cost-sharing agreements. On June 27, 2016, the Internal Revenue Service filed an appeal to this decision in the U.S. Court of Appeals for the Ninth Circuit. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have concluded that no adjustment to our condensed consolidated financial statements is appropriate as of July 3, 2016. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Liquidity and Capital Resources

Our combined balances of cash, cash equivalents and marketable securities increased to $365.3 million as of July 3, 2016 from $354.8 million as of April 3, 2016. As of July 3, 2016 and April 3, 2016, our international subsidiaries held $296.8 million and $302.3 million, respectively, of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consisted primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. We currently intend to invest the funds held outside of the United States in our international operations and, as a result, do not intend to repatriate these funds. Should we decide to repatriate funds held outside of the United States, we may incur a significant tax obligation.

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

Revolving Credit Facility

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. There were no borrowings outstanding under the credit agreement as of July 3, 2016.

Operating, Investing and Financing Activities

Cash provided by operating activities increased to $17.7 million for the three months ended July 3, 2016 from $9.5 million for the three months ended June 28, 2015. Operating cash flow for the three months ended July 3, 2016 consisted of our net income of $18.3 million and net non-cash expenses of $13.2 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $13.8 million. Net non-cash expenses consisted primarily of $10.0 million of depreciation and amortization and $5.2 million of stock-based compensation.  The changes in operating assets and liabilities during this period consisted primarily of an $18.9 million increase in accounts receivable, partially offset by a $6.8 million increase in accounts payable.  The increase in accounts receivable was primarily due to the timing and mix of customer shipments.  The increase in accounts payable was primarily due to the timing of payment obligations.

Operating cash flow for the three months ended June 28, 2015 consisted of our net income of $2.6 million and net non-cash expenses of $20.5 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $13.6 million. Net non-cash expenses consisted primarily of $10.6 million of depreciation and amortization and $6.0 million of stock-based compensation. The changes in operating assets and liabilities consisted primarily of an $8.7 million increase in inventory and a $4.9 million decrease in accrued compensation. The increase in inventory was primarily due to product purchases in connection with our transition away from one of our contract manufacturers and in support of anticipated future customer demand, as well as changes in our product fulfillment model. The decrease in accrued compensation was primarily due to the timing of payment obligations.

Cash used in investing activities was $22.5 million for the three months ended July 3, 2016 and consisted primarily of $16.0 million of net purchases of available-for-sale securities and $7.8 million of purchases of property and equipment.  During the three months ended June 28, 2015, cash used in investing activities was $27.2 million and consisted of $16.4 million of net purchases of available-for-sale securities and $10.8 million of purchases of property and equipment.

We expect capital expenditures to remain significant in the future as we continue to invest in more costly engineering and production tools for new technologies and machinery and equipment.

Cash used in financing activities was $1.0 million for the three months ended July 3, 2016 and consisted primarily of $4.1 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $2.6 million of proceeds from the issuance of common stock under stock-based awards.  During the three months ended June 28, 2015, cash used in financing activities was $5.3 and consisted primarily of our purchase of $17.9 million of common stock under our stock repurchase program and $5.1 million for minimum tax withholdings paid on behalf of employees for restricted stock units that vested during the period, partially offset by $16.5 million of proceeds from the issuance of common stock under stock-based awards.

Since fiscal 2003, our Board of Directors has authorized various programs to purchase shares of our outstanding common stock.  In November 2015, our Board of Directors approved a program authorizing the purchase of up to $125 million of our outstanding common stock over a period of up to two years from the date of the initial purchase under the new program.  No shares have been purchased under this program as of July 3, 2016.

Contractual Obligations and Commitments

We have certain contractual obligations and commitments to make future payments in the form of non-cancelable purchase orders to our suppliers and commitments under operating lease arrangements. A summary of our contractual obligations as of July 3, 2016, and their impact on our cash flows in future fiscal years, is as follows:

	2017 (Remaining nine months)	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Operating leases	$4.8	$4.5	$2.3	$1.9	$1.3	$0.3	$15.1
Non-cancelable purchase obligations	38.0	—	—	—	—	—	38.0
	$42.8	$4.5	$2.3	$1.9	$1.3	$0.3	$53.1

Our liability for unrecognized tax benefits, including related accrued interest and penalties, was $8.5 million as of July 3, 2016. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

For a description of the accounting policies that we believe to be our most critical accounting policies and estimates, see Critical Accounting Policies and Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 3, 2016. There have been no material changes in any of our critical accounting policies and estimates during the three months ended July 3, 2016. These accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

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

In February 2016, the FASB issued an accounting standard update that replaces existing lease guidance and requires, among other things, on-balance sheet recognition by lessees for operating leases greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. This standard is effective for us in the first quarter of fiscal 2020, with early adoption permitted. This standard requires adoption using a modified retrospective approach and provides for certain practical expedients. We are currently evaluating the effect this new guidance will have on our consolidated financial statements.

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

In June 2016, the FASB issued an accounting standard update that changes the accounting for recognizing impairments of financial assets. This standard requires that credit losses for certain types of financial instruments be estimated based on expected losses. This standard also modifies the impairment models for available-for-sale debt securities. This standard is effective for us in the first quarter of fiscal 2021, with early adoption permitted. We are currently evaluating the effect this new guidance will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 3, 2016, the carrying value of our cash and cash equivalents approximates fair value.

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

In accordance with our investment guidelines, we only invest in instruments with high credit quality ratings and we limit our exposure to any one issuer or type of investment. Our portfolio of marketable securities as of July 3, 2016 consists of $245.7 million of securities that are classified as available-for-sale. As of July 3, 2016, we had gross unrealized losses associated with our available-for-sale securities of $0.1 million that were determined by management to be temporary in nature.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 3, 2016. There was no change in our internal control over financial reporting during our quarter ended July 3, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 23, 2015, Stephen Kramer filed a shareholder derivative complaint in the California Superior Court in and for the County of Orange County purportedly on behalf of the Company against certain current and former officers and directors of the Company.  The plaintiff alleged breaches of fiduciary duty, unjust enrichment, corporate waste, aiding and abetting breaches of fiduciary duty, and improper insider sales of stock in violation of California law based on the allegation that, since October 17, 2014, the individual defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, internal controls and future business prospects.  The plaintiff sought an award of damages and restitution to the Company from the individual defendants, disgorgement of the individual defendants’ profits and compensation, an order requiring the Company to reform and improve its corporate governance, and an award of costs and attorneys’ fees to the plaintiff and its counsel.  On March 14, 2016, a second shareholder derivative complaint was filed in the same Court. The plaintiff in the second suit, Indiana Laborers Pension and Welfare Funds, made similar allegations against certain current and former officers and directors of the Company and sought similar demands.  On June 8, 2016, the parties in both cases filed Joint Stipulations with the Court to voluntarily dismiss the respective cases. On June 13, 2016, the Court dismissed the second shareholder derivative suit without prejudice as to Indiana Laborers Pension and Welfare Funds and on June 14, 2016 the Court dismissed the first shareholder derivative suit without prejudice as to Stephen Kramer.

On July 22, 2016, a putative securities class action was commenced in the U.S. District Court for the Central District of California asserting claims arising under federal securities laws against the Company and certain defendants, including the directors and an officer. The plaintiff, Stephen Bushansky, purports to represent the public stockholders of the Company.  The plaintiff alleges that the proposed acquisition of QLogic Corporation by Cavium pursuant to the Merger Agreement (the Proposed Transaction), is the result of an unfair process and coercive deal-protection devices and provides the Company’s stockholders with inadequate consideration. The plaintiff further alleges that the Company’s Solicitation/Recommendation Statement on Schedule 14D-9, filed with the Securities and Exchange Commission on July 13, 2016, omits or misrepresents material information concerning the Proposed Transaction in violation of federal securities laws.  The plaintiff seeks class certification, an injunction enjoining the Proposed Transaction, a declaration that the defendants violated certain federal securities laws, compensatory damages, and reasonable attorney’s fees and costs.

Because the lawsuit is in its early stages, it is not possible to determine the potential outcome of the lawsuit or to make any estimate of probable losses at this time.  The Company believes that the claims asserted in the lawsuit are without merit and intends to defend its position.  A negative outcome in the lawsuit could have a material adverse effect on the Company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement.  The Company currently believes the disposition of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

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

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended April 3, 2016, as set forth below. Except for the addition of risk factors below regarding our pending acquisition by Cavium, Inc., we do not believe any of the updates constitute material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended April 3, 2016.

The announcement and pendency of our agreement to be acquired by Cavium may have an adverse effect on our business, operating results and our stock price.

On June 15, 2016, we entered into the Merger Agreement with Cavium.  Our announcement of having entered into the Merger Agreement and Cavium’s and Sub’s commencement of the Offer could cause a material disruption to our business.  Additionally, we are subject to additional risks in connection with the announcement and pendency of the Offer and the Merger, including, but not limited to, the following:

•	market reaction to the announcement of the Offer and the Merger;
•	changes in the respective business, operations, financial position and prospects of either company or the combined company following consummation of the Merger;
•	market assessments of the likelihood that the Offer and the Merger will be consummated;
•

the amount of cash and the number of shares of Cavium common stock comprising the per share Offer Consideration will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations during the pendency of the Merger Agreement, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Offer and the Merger;

•

pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to consummation of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•

potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;

•

the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement;

•

we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Offer and the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;

•

the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of Cavium common stock and our common stock.

Since a portion of the Offer Consideration consists of Cavium common stock, our stock price will be adversely affected by a decline in Cavium’s stock price and any adverse developments in Cavium’s business. Changes in Cavium’s stock price and business may result from a variety of factors, including changes in its business operations and changes in general market and economic conditions. These factors are beyond our control.

The failure of the Offer and the Merger to be completed may adversely affect our business and our stock price.

Cavium’s and Sub’s obligation to accept for exchange, and to exchange, shares of our common stock for the Offer Consideration in the Offer is subject to a number of conditions, including (i) at least a majority of the outstanding shares of our common stock, when added to shares of our common stock already owned by Sub, having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer, (ii) the exchange of shares of Cavium common stock pursuant to the Offer and the Merger having been registered pursuant to a registration statement filed by Cavium with the Securities and Exchange

Commission (SEC) and declared effective by the SEC, (iii) shares of Cavium common stock issuable pursuant to the Offer and the Merger having been authorized for listing on Nasdaq, (iv) the expiration or termination of any applicable regulatory waiting periods and/or receipt of regulatory clearance, (v) the absence of any order or ruling prohibiting the consummation of the Merger, and (vi) subject to certain exceptions, the accuracy of the other party’s representations and warranties and compliance with covenants. In addition, the obligation of Cavium and Sub to consummate the Offer and the Merger is also subject to the satisfaction or waiver of the condition that no material adverse effect on the Company shall have occurred since the date of the Merger Agreement.  There can be no assurance that these conditions to the completion of the Offer will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  In addition, other factors, such as Cavium’s ability to obtain the debt financing it needs to consummate the Merger, may affect when and whether the Merger will occur.  If the Offer and the Merger are not completed, our stock price could fall to the extent that our current stock price reflects an assumption that the Offer and the Merger will be completed.  Furthermore, if the Offer and the Merger are not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of $47.8 million to Cavium under certain circumstances as described in the Merger Agreement;
•	we would have incurred significant costs in connection with the Offer and the Merger that we would be unable to recover;
•	we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•	we may be subject to legal proceedings related to the transactions contemplated by the Merger Agreement;
•

any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

The Merger Agreement with Cavium limits our ability to pursue alternative transactions, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly take any action to facilitate or encourage, or participate or engage in any negotiations, inquiries or discussions with respect to an alternative transaction. In addition, under specified circumstances in which the Merger Agreement is terminated, we could be required to pay a termination fee of $47.8 million. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

A class-action lawsuit has been filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Cavium.  This lawsuit brought by a purported stockholder of QLogic Corporation seeks, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no governmental entity having jurisdiction over us, Cavium, or any of the other parties to the Merger Agreement shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting consummation of the Merger substantially on the terms contemplated by the Merger Agreement.  As such, if the plaintiff is successful in his effort, then our acquisition by Cavium may not be consummated at all or within the expected timeframe.

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

A small number of customers account for a substantial portion of our net revenues, and we expect that a small number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. Our top ten customers accounted for 85% and 82% of net revenues for the three months ended July 3, 2016 and June 28, 2015, respectively. Total revenue from our three largest customers, Hewlett Packard Enterprise Company, Dell Inc. (Dell) and Lenovo Group Ltd. (Lenovo), collectively accounted for more than 50% of net revenues for the three months ended July 3, 2016. Total revenue from our three largest customers, Hewlett-Packard Company, Dell and Lenovo, collectively accounted for more than 50% of net revenues for the three months ended June 28, 2015. In November 2015, Hewlett-Packard Company separated itself into two new public companies, HP Inc. and Hewlett Packard Enterprise Company.

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

The ongoing consolidation in the technology industry could adversely impact our business. There is the potential for some of our customers to merge with or acquire one or more of our other customers. For example, Dell is in the process of completing the acquisition of EMC Corporation. There is also a possibility that one of our large customers could acquire one of our current competitors. As a result of such transactions, demand for our products could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

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

International revenues accounted for 69% and 68% of our net revenues for the three months ended July 3, 2016 and June 28, 2015, respectively. We expect that international revenues will continue to account for a significant percentage of our net revenues for the foreseeable future. In addition, we maintain operations in foreign countries and a significant portion of our inventory purchases are from suppliers that are located outside the United States. As a result, we are subject to several risks, which include:

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

As of July 3, 2016, our international subsidiaries held $296.8 million of our total cash, cash equivalents and marketable securities. These holdings by our international subsidiaries consist primarily of debt securities due from U.S. issuers, including the U.S. government and related agencies, and U.S. dollar denominated cash and money market funds. Certain foreign regulations could impact our ability to transfer funds to the United States. Additionally, should we decide to repatriate cash held outside of the United States, we may incur a significant tax obligation.

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

As of July 3, 2016, we held short-term marketable securities totaling $245.7 million. We invest in debt securities, the majority of which are high investment grade, and we limit the exposure to credit risk through diversification and investment in highly-rated securities. However, investing in highly-rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, including tightening of credit markets or significant volatility in interest rates, could cause declines in value of our marketable securities or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

We have a credit agreement that provides us with a $125 million unsecured revolving credit facility that matures in March 2018. Borrowings under the credit agreement may be used for general corporate purposes, including permitted share repurchases and acquisitions. Under the credit agreement, we may increase the revolving commitments or obtain incremental term loans in an aggregate amount up to $100 million, subject to certain conditions. Our ability to borrow under the credit agreement is subject to continued compliance with certain financial and non-financial covenants. In addition, a breach of any of the covenants or other provisions in the credit agreement could result in an event of default, which if not cured or waived, could result in outstanding borrowings becoming immediately due and payable. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers or amend the covenants. In the event that some or all of our outstanding borrowings are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, our borrowings. There were no borrowings outstanding under the credit agreement as of July 3, 2016.

Item 6.Exhibits

Exhibits

Exhibit No.

2.1

Agreement and Plan of Merger, dated as of June 15, 2016, by and among QLogic Corporation, Cavium, Inc., and Quasar Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2016).*

3.1	Amended and Restated By-Laws of QLogic Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLOGIC CORPORATION

By:	/s/ JEAN HU
Jean Hu
Acting Chief Executive Officer,
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2016

EXHIBIT INDEX

Exhibit No.

2.1

Agreement and Plan of Merger, dated as of June 15, 2016, by and among QLogic Corporation, Cavium, Inc., and Quasar Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2016).*

3.1	Amended and Restated By-Laws of QLogic Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.